Form 10-K
period 1996-12-31
COVANCE INC
filed 1997-03-28
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended
                                December 31, 1996

                         Commission File Number: 1-12213

                                  COVANCE INC.
             (Exact name of Registrant as specified in its Charter)

                  Delaware                    22-3265977
          (State of Incorporation) (I.R.S. Employer Identification No.)

          210 Carnegie Center, Princeton, New Jersey      08540
           (Address of Principal Executive Offices)    (Zip Code)

Registrant's telephone number, including area code:  (609) 452-4400

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each Exchange
             Title of each Class                    on which Registered
         ____________________________             ________________________
         Common Stock, $.01 Par Value             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ___     ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ___

As of March 3, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,078,308,751 (based on the closing price of the Company's Common Stock on the New York Stock Exchange on March 3, 1997 of $19.25).

As of March 3, 1997, the Registrant had 56,087,500 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I


Item 1.  Business

General

      Covance Inc. ("Covance" or the "Company") is a leading contract research organization ("CRO") providing a wide range of integrated product development services on a worldwide basis to the biotechnology, pharmaceutical and medical device industries. Covance also provides services such as health economics for managed care organizations, hospitals and health care provider networks, and early development and laboratory testing services to the chemical, agrochemical and food industries. The services Covance provides constitute six lines of business: preclinical, biomanufacturing, clinical and periapproval, central laboratory, clinical packaging and health economics. These six lines of business can be further categorized as non-clinical (preclinical and biomanufacturing) and clinical (clinical and periapproval, central laboratory, clinical packaging and health economics). Covance believes it is one of the largest biopharmaceutical CROs, based on estimated 1996 annual net revenue, and one of a few that are capable of providing comprehensive global product development services.

      On May 13, 1996, the Board of Directors of Corning Incorporated ("Corning"), the Company's former indirect parent, approved a plan to distribute (the "Distributions"), in a tax free distribution to all Corning stockholders of record as of 11:59 PM on December 31, 1996, all of the Company's outstanding Common Stock, and that of Quest Diagnostics Inc. ("Quest"). The Distributions were effected as of the close of December 31, 1996 (the "Distribution Date") and the Company (as well as Quest) became an independent, publicly-traded company on such date.

      Covance's businesses were initially acquired by its former parent, Corning, as part of a strategy to create a global, integrated and full service product development company. In 1987, Corning acquired Hazleton Corporation (now known as Covance Laboratories Inc.), owner of preclinical drug safety assessment laboratories and Phase I clinical research units. In 1989, Phase II and Phase III clinical trials expertise was added with G.H. Besselaar Associates (now known as Covance Clinical and Periapproval Services Inc.), and Covance further expanded its clinical trials expertise in 1990 with the purchase of PACT Inc. (now known as Covance Clinical and Periapproval Services Inc.), a periapproval studies company. In 1991, SciCor Inc. (now known as Covance Central Laboratories Inc.), a clinical laboratory dedicated to the drug development process was purchased. Covance's pharmaceutical laboratory capabilities were expanded in 1992 with the creation in Switzerland of a jointly owned company, SciCor S.A. Covance acquired 100% of this company in 1994. Also in 1994, the Company acquired a significant minority equity interest in Bio-Imaging Technologies Inc. ("Bio-Imaging"), which uses proprietary imaging technology to quantify the diagnostic and therapeutic effectiveness of experimental drugs and devices. In 1995, Covance acquired National Packaging

Systems, Inc. ("National Packaging") (now known as Covance Pharmaceutical Packaging Services Inc.), a clinical packaging company. Also in 1995, Covance formed Covance Biotechnology Services Inc. ("Covance Biotechnology"), a majority-owned company which will enable Covance to engage in biomanufacturing.

      In early 1996, Covance purchased Health Technology Associates Inc. ("HTA") (now known as Covance Health Economics and Outcomes Services Inc.), a health economics company. In October 1996, Covance expanded its clinical packaging capabilities to Europe with the purchase of Swiss-based CRS Pacamed AG ("CRS Pacamed") (now known as Covance Pharmaceutical Packaging Services A.G.). In addition, Covance acquired a 91,000 square-foot facility in Horsham, United Kingdom, which will be used, among other things, to enhance the Company's ability to provide clinical packaging services in Europe, and serve as the Company's European headquarters.

      The Company maintains offices in 15 countries, including offices in Singapore and Canada, which opened in 1996.

CRO Industry Overview

      The CRO industry provides independent product development services to the pharmaceutical, biotechnology and medical device industries. In general, CROs derive substantially all of their revenue from the research and development expenditures of such industries. Today, there are only a few full-service companies. Full-service CROs design and manage preclinical and clinical and periapproval studies and trials, provide health economic services, and provide packaging and central laboratory services and other services required to develop and market new products in accordance with applicable government regulations in the jurisdictions where the services are provided, including the regulations of the FDA in the United States.

Trends Affecting the CRO Industry

      Covance believes that the outsourcing of drug development activities by pharmaceutical and biotechnology companies has been increasing and will continue to increase as a result of a number of factors, as further described below.

      Cost Containment Pressures. Market forces and governmental initiatives have placed significant downward pressure on pharmaceutical and biotechnology companies' drug prices. Covance believes that the pharmaceutical industry is responding to these pressures by downsizing its research and development infrastructure and converting the fixed costs of maintaining such infrastructure to variable costs by outsourcing drug development activities to CROs. The downsizing of development capabilities also creates demand for CROs as biopharmaceutical companies experience internal development resource shortages when a large number of compounds emerge from the research process and need to undergo development. Management also believes that many of these companies are attempting to decrease the new drug development cycle by using CROs, which may have greater expertise in the therapeutic area, while offering greater efficiency at a lower cost.

      Marketplace Globalization. Pharmaceutical and biotechnology companies are increasingly attempting to expand the market for new drugs by pursuing regulatory approvals in multiple countries simultaneously rather than sequentially as they have in the past. Covance believes that CROs with a global presence will continue to benefit from these trends, and that it is well-positioned to benefit from such trends.

      Revenue Enhancement Through Faster Drug Development. Covance believes that CROs, by providing specialized development services, are often able to perform the needed services with a higher level of expertise or specialization, and more quickly, than a pharmaceutical or biotechnology company could perform such services internally.

      Consolidation in the Pharmaceutical Industry. The pharmaceutical industry is consolidating as such companies seek to obtain cost reduction synergies through business combinations. Once consolidated, many pharmaceutical companies aggressively manage costs by reducing jobs, decentralizing the research and development process, and outsourcing to CROs in an effort to reduce the fixed costs associated with internal drug development.

      Increasingly Stringent Regulation. Increasingly stringent regulatory requirements throughout the world and their standardization have increased the need for broader, global regulatory expertise. Covance believes that the pharmaceutical and biotechnology industries are outsourcing to global CROs to take advantage of their capabilities and geographic presence.

      Therapeutic Focus. Management believes that the economics of the marketplace require increased research and development expenditures as biopharmaceutical companies become focused on innovative new products, including drugs for an aging population, and drugs for the treatment of chronic disorders and life threatening conditions. The development of therapies for chronic disorders, such as Alzheimer's disease or arthritis, requires complex clinical trials to demonstrate the therapies effectiveness and to determine whether the drug causes any long-term side effects. Management believes that CROs with the requisite therapeutic experience and the ability to manage complex trials will present an attractive development alternative for biopharmaceutical companies.

      Biotechnology Industry Growth. The United States biotechnology industry has grown rapidly over the last 10 years and is introducing new therapies which require regulatory approval. Many biotechnology companies do not have the necessary internal resources and experience (capital, equipment or people) to conduct preclinical studies and clinical trials. Accordingly, many biotechnology companies have chosen to outsource to CROs rather than expend significant time and resources to develop an internal preclinical or clinical development or biomanufacturing capability.

The New Drug Development Process-Overview

      Before a new drug may be marketed to the public, it must undergo extensive testing and regulatory review to determine that the drug is both safe and effective for its intended purpose. The developmental process and typical corresponding time periods are as set forth below. Similar extensive testing and regulatory reviews are required in Europe and some Asian countries to determine that a new drug is safe and effective for its intended purpose before it can be marketed to the public.

      Preclinical Research (6 months to 3 years). In vitro ("test tube") and in vivo ("animal") studies are conducted to establish the basic pharmacokinetic effect and safety of a drug including the toxicity of the drug over a wide range of doses. Initially, acute toxicology studies are conducted. In the United States, if results warrant continuing development of the drug, the manufacturer (also known as the "sponsor") will file an Investigational New Drug Application ("IND"), whereupon the Food and Drug Administration ("FDA") may grant permission to begin human trials (also known as "clinical trials"). Preclinical studies may continue after the start of clinical trials to determine the longer term effects of a product.

         Clinical Trials (3.5 to 6 years).

      o Phase I (6 months to 1 year). This phase involves the initial basic safety and pharmacology testing in approximately 20 to 100 human subjects, usually healthy volunteers in a closely monitored setting, including studies to determine the side effect profile of the drug, how the drug works, how it is affected by other drugs, where it goes in the body, how long it remains active, and how it is broken down and eliminated from the body.

      o Phase II (1 to 2 years). This phase involves basic efficacy (effectiveness) and dose-range testing in approximately 100 to 400 carefully selected patients suffering from the disease or condition under study to help determine the best effective dose, confirm that the drug works as expected, and provide additional safety data. The trials are typically well controlled and usually involve a placebo, also known as a "sugar pill." A placebo is an identical tablet or solution which lacks the active substance under investigation.

      o Phase III (2 to 3 years). This phase involves efficacy and safety studies in broader populations of hundreds or thousands of patients at many investigational sites (hospitals and clinics) and may involve placebo-controlled trials, in which the new drug is compared with a placebo; studies comparing the new drug with one or more drugs with established safety and efficacy profiles in the same therapeutic category; or studies where there is no comparison to a placebo or another drug ("uncontrolled" trials). Generally, Phase III studies are intended to provide additional information on drug safety and efficacy, an evaluation of the risk-benefit relationship for the drug, and information for the adequate labeling of the product.

      NDA Preparation and Submission. Upon completion of Phase III trials, the sponsor or CRO assembles the tabulated and statistically analyzed data from all phases of development into a single large document, the New Drug Application ("NDA"), which comprises, on average, approximately 100,000 pages.

      FDA Review and Approval (1 to 2 years). At this stage, the FDA will scrutinize data from all phases of development to confirm that the sponsor has complied with regulations and that the drug is safe and effective for the specific use (or "indication") under study. Product labeling is also approved at this stage, which serves as a guideline to the sponsor about how its product can be promoted in the marketplace.

      Treatment Investigational New Drug (May span late Phase II, Phase III, and FDA review). When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are limited or of minimal value, the FDA may allow the manufacturer to make the new drug available to a larger number of patients through the regulated mechanism of a treatment investigational new drug ("TIND") application. Although less scientifically rigorous than a controlled clinical trial, a TIND may enroll and collect primarily safety data from thousands of patients.

      Post-Marketing Surveillance and Phase IV Studies (Periapproval). Federal regulation requires the sponsor to collect and periodically report to the FDA additional safety and efficacy data on the drug for as long as the sponsor markets the drug (post-marketing surveillance). If the drug is marketed outside the United States, these reports must include data from all countries in which the drug is sold. Additional studies (Phase IV) may be undertaken after initial approval to find new uses for the drug or to test new dosage formulations. All of these studies are types of "periapproval" studies.

Business Strategy

      Based on 1996 net revenues, Covance believes it is one of the largest CROs serving the biotechnology and pharmaceutical industries. The Company has a focused strategy to provide high quality, cost effective, integrated, comprehensive and innovative services to assist its pharmaceutical and biotechnology clients to develop, produce, obtain approval for and enhance the commercial success of their new therapeutic products worldwide.

      Services. Covance believes that CROs capable of offering a full range of biopharmaceutical drug development and manufacturing services are better able to compete for three reasons: (1) a full range of services provides a client with the choice of using just one provider to secure all of the client's development needs; (2) an integrated provider of these services can provide economies of scale and accelerate the development of the client's product through more comprehensive planning of the development process; and (3) early stage development provides the CRO with access to the client sooner in the development cycle and may promote the client's use of later stage development services.

      As part of its strategy, Covance both continually improves its existing services and endeavors to create new ones. Covance has implemented a total quality management system throughout its operations which assists the Company in its goal of producing error-free services on time and within the client's budget. This management system is overseen by a quality team comprised of Covance's most senior executives, including its chief executive officer. Furthermore, certain of Covance's United States and European subsidiaries have received ISO 9000 and 9001 certifications based on quality standards established by the International Organization for Standardization. The ISO 9000 standards define the international requirements for creating a quality assurance system that will result in providing consistent service.

      Covance also developed the Expanded Access Program ("EAP"), one of Covance's periapproval offerings. EAP is a mechanism that allows innovative new therapies for life threatening diseases to be given to expanded populations prior to FDA approval pursuant to a TIND application. In addition to improving its existing services, Covance also focuses on providing its clients new market oriented, value-added services, including those that involve integrated services relying on multidisciplinary teams drawn from various Covance operating units or divisions. For instance, Covance is duplicating in the United States a Strategic Product Development ("SPD") program developed in Europe that has successfully reduced the estimated time from preclinical testing to the first human studies.

      Covance's new service offerings arise as a result of both "home-grown" activities and through strategic acquisitions. With respect to the former, in addition to SPD, Covance has invested in the creation of a multi-use biomanufacturing facility, Covance Biotechnology. With respect to the latter, Covance added domestic clinical packaging capabilities through the acquisition of National Packaging in January 1995, European clinical packaging capabilities through the acquisition of CRS Pacamed in October 1996, and enhanced its health economics services by acquiring HTA in March 1996. Covance expects to continue developing services internally and making strategic acquisitions that are complementary to its existing services and that will expand its capability to serve its clients.

      Streamlining the Drug Development Process. In recognition of its clients needs with respect to cost containment, reduced testing time frames and global trials, Covance has also created a dedicated team focused exclusively on continually examining and redesigning the drug development process with the objective of reducing the time required to develop a new compound. The mandate of this team is to examine every significant process, system and information technology used in product development, with the objective of applying the considerable experience and technical resources available throughout the Company. Covance has over 300 information systems professionals working in 12 regional information system centers (nine in the United States and three in Europe) and nine satellite centers (five in the United States and four in Europe). All of the Company's employees at its 33 locations (both domestic and international) and miniframe computers and thousands of desktop computers are connected by a wide area network that provides global access to the expertise and technologies resident in the regional information system centers. These systems also support the Company's ability to provide integrated services and connect the Company to its clients. For instance, Covance's development of its Information Access System permits clients to obtain real time access to their study data, and its drug supply management system based on Integrated Voice Response technology allows clients to more efficiently manage the distribution of their experimental compounds to investigational sites. In examining ways to improve the drug developmental process, Covance's information technology strategy is to capitalize on its existing heterogeneous, flexible and proprietary computer systems, and to both customize them where appropriate for particular client needs and incorporate new systems and technologies to meet changing demands in a timely and cost effective manner.

      Geographic Expansion. Covance believes that it will become increasingly important to provide its full range of drug research and development services in all major and developing biotechnology and pharmaceutical markets, especially given industry trends to conduct research on new drugs outside the United States first and to conduct clinical trials in multiple countries simultaneously. Through its offices, regional monitoring sites, laboratories and manufacturing sites in over 33 locations in 15 different countries and field work in over 30 other countries, Covance believes it is a leader among CROs in its ability to deliver services globally. Currently, approximately 30% of Covance's 5,400 employees are based outside of the United States.

      Covance will continue its strategy of establishing new or enhancing existing operations in significant biotechnology and pharmaceutical markets. Covance expects this will occur as a result of internal growth and through strategic acquisitions. In April 1996, Covance opened its Singapore office. Singapore will serve as Covance's center for conducting clinical trials in Asia, a region that Covance believes will be increasingly important for the research, development and therapeutic use of drugs. Covance is also collaborating with the Singapore National Science and Technology Board concerning the Singapore government's initiative to form the Asia Pacific Economic Cooperation coordinating center for Good Clinical Practice. In December 1996, Covance opened an office in Montreal, Canada, to serve the pharmaceutical and biotechnology markets and to have further access to patients. Covance is also discussing with its clients opening new offices in Latin America and Africa to serve their growing need to conduct drug development studies in these regions.

Services

      Covance provides a wide range of integrated product development services on a worldwide basis to the biotechnology, pharmaceutical and medical device industries. In addition and to a lesser extent, Covance provides services such as health economics for managed care organizations, hospitals and health care provider networks, and early development and laboratory testing services to the chemical, agrochemical and food industries. The services Covance provides constitute six lines of business: preclinical, biomanufacturing, clinical and periapproval, central laboratory, clinical packaging and health economics.

Preclinical Services

      Covance has four major laboratories, employing over 1,900 people, located in Madison, Wisconsin, Vienna, Virginia, Harrogate, United Kingdom, and Munster, Germany. The Company also has an administrative office in Tokyo, Japan. The preclinical services offered are wide-ranging, including in vivo toxicology studies (such as acute, subchronic and carcinogenicity studies), genetic toxicology studies (such as in vitro cytotoxicity, cytogenetics and gene mutation studies and transgenic mouse models) and chemistry services (such as in vitro metabolism, pharmacokinetics and bioequivalence studies).

      The preclinical area has also been a source of innovation by introducing new technologies for client access to data, electronic animal identification, multimedia study reports and data tables and in vivo and in vitro measures of induced cell proliferation. Covance's preclinical group also works closely with its Phase I and II groups to minimize product development time and to provide clients with early data on the safety and efficacy of new molecules. This data allows clients to make a decision about whether to continue, cease or modify their development program.

      As part of its preclinical services, Covance is duplicating in the United States an SPD program developed in Europe that has successfully reduced the time from preclinical testing to the first human studies. SPD involves an integrated process and team drawn from Covance's preclinical and Phase I and II areas. In an SPD program, the compound is researched from initial preclinical evaluation through its first dosing in humans, including the filing and attainment of an IND application. Specific elements of the process include formulation and dose delivery testing, product metabolism, chemistry, pharmacology, toxicology and safety testing. The preclinical testing phase in the United States typically takes six months to three years and Phase I studies typically take six months to one year. Because INDs are required in the United States to be filed before human clinical trials start, it is uncertain whether SPD trial completion speeds in the United States will be as swift as the Company's experiences with clients in the United Kingdom (where INDs are not required to commence Phase I clinical trials), but Covance believes that an SPD program can reduce the typical drug development time in the United States.

      Covance also provides animals, including purpose-bred animals, for biomedical research. These animals are used by biopharmaceutical companies, university research centers and CROs, like Covance, as part of their preclinical in vivo safety and efficacy testing. Through a variety of processes, technology and specifically constructed facilities, Covance is able to provide both purpose-bred and specific pathogen free animals that meets clients' rigorous control requirements. Covance is also a provider of custom polyclonal and monoclonal antibody services and owns and operates an 18,000 square-foot state-of-the-art antisera production facility that complies with both good manufacturing practices ("GMP") and good laboratory practices ("GLP").

      Although Covance's animal breeding facilities maintain procedures in accordance with applicable government regulations and Company policies for the quarantine and handling of imported animals, including primates, there is a risk that these animals may be infected with diseases that may be harmful and even lethal to themselves and humans. In 1996, Covance, with the approval of the Texas Department of Health and the Centers for Disease Control, destroyed a shipment of monkeys from the Philippines because some had been infected with a sub-strain of the Ebola-Reston virus, which is lethal to monkeys.

      Covance also provides early development and laboratory testing services to the chemical, agrochemical and food industries. Covance offers a complete range of services to agrochemical manufacturers to determine the potential risk to humans, animals and the environment from plant protection products. Covance also offers a broad range of services to the food industries, including nutritional analysis and nutritional content fact labels.

Biomanufacturing

      Covance holds a majority interest in Covance Biotechnology, a company formed in 1995 to manufacture peptides and recombinant proteins for biotechnology and pharmaceutical clients in accordance with GMP for preclinical and clinical trials as well as for commercial sales. Covance Biotechnology's services include process development services, GMP manufacturing by microbial and mammalian cell expression, laboratory testing, quality assurance and quality control and regulatory affairs assistance. Covance Biotechnology is able to process multiple compounds for multiple clients simultaneously and on a scale, Covance believes, greater than any other contract bioprocessor. Covance Biotechnology provides an alternative for clients who might otherwise need to design, finance and construct their own facility to manufacture a compound for preclinical or clinical trials or commercial sale. By retaining Covance Biotechnology, a client can avoid the expense, time delay and risk of making additional investments for a compound whose safety, efficacy and commercial opportunities are uncertain. This allows clients to preserve their capital and lower their risks.

      Covance Biotechnology has submitted proposals to a number of prospective biopharmaceutical clients, and it has been awarded two contracts. For the year ended December 31, 1996, Covance Biotechnology reported a net loss of approximately $3.1 million. Cumulatively since its inception, Covance Biotechnology has incurred net losses totaling $5.0 million.

      The 109,000 square-foot biomanufacturing facility, located in Research Triangle Park, North Carolina, became "mechanically complete" in December 1996, and became operational in January 1997, although the facility continues to undergo validation. The biomanufacturing facility is financed through several tax retention operating leases provided by a commercial lending institution ("Bank") and, during the construction phase, was being leased by the General Contractor, before being transferred to Covance Biotechnology upon the "mechanical completion" of the facility. The leases expires in December 2006. The annual minimum lease payments are $5.3 million. At the expiration of the lease term, Covance Biotechnology is liable for the unamortized balance of the cost of the facility, currently estimated to be approximately $37 million. Covance Biotechnology may also choose to purchase the facility at specific dates over the 10 year period. Using current estimates, the purchase price would be approximately $52 million at the end of the first year, decreasing on an amortizing basis to approximately $34.5 million at the end of the tenth year.

      Covance owns 76% of the voting capital stock of Covance Biotechnology in the form of convertible preferred stock. The remaining 24% of Covance Biotechnology's capital stock is owned by certain minority stockholders (the "Minority Stockholders") in the form of common stock. Covance's ownership in Covance Biotechnology may be reduced to 68% if certain options granted to key Covance Biotechnology executives are exercised in full.

      The Company, Covance Biotechnology, and the Minority Stockholders are also party to a capital contribution and stockholder agreement (the "Agreement"), which, among other things, limits certain Minority Stockholders common stock transfers, grants Covance a right of first refusal on shares of Minority Stockholders common stock, and grants Covance the right to purchase up to one-third of the common stock held by the Minority Stockholders on certain dates. If Covance chooses not to exercise its purchase right, the Agreement obligates Covance Biotechnology to use its best efforts to arrange for the sale of such shares on certain specified terms, and certain other conditions. The Company has no affirmative obligation to provide further funds or financial assistance of any kind to Covance Biotechnology.

Clinical and Periapproval Services

      Covance offers a comprehensive range of clinical trial services, including Phase I through III clinical studies and periapproval studies, including Phase IIIb and Phase IV clinical studies, TINDs, post-marketing surveillance studies and prescription to over-the-counter switch studies ("Rx to O-T-C Switch"). Covance also has extensive experience in a number of therapeutic areas, including diseases of the cardiovascular and central nervous systems, endocrinology and respiratory systems, infectious diseases (including AIDS), and significant experience in other areas including oncology, bone metabolism immunology, gastroenterology, urology, dermatology and hematology. Covance has extensive experience in managing both small, medium and large trials in the United States and in many parts of the world, including Australia, Canada, Western, Central and Eastern Europe, Israel, Mexico and Russia. These trials may be conducted separately or simultaneously as part of a multinational development plan.

      Covance can manage every aspect of clinical trials by providing its clients the following services: clinical development plans and protocol design, consulting services (clinical and data management, regulatory advice and filings, information systems and drug development strategy), site, investigator and patient enrollment, preparation and submission of TINDs, INDs, European study permissions, NDAs, computer assisted NDAs ("CANDAs"), product license applications ("PLAs"), computer assisted PLAs ("CAPLAs") and European submission dossiers, computerized patient randomization and dose assignment and tracking, Phase I - Phase IV study design and implementation, monitoring and safety evaluation management and reporting, data processing and management, statistical analyses and report writing, medical writing, good clinical practices ("GCP") and GMP audits and, through its relationship with Bio-Imaging, medical image digitization and processing. Clinical trials are managed by a dedicated project team, which, in each case, is led by a project director who supervises all aspects of the clinical trial.

      The following is a description of the core services Covance provides, either on an individual or integrated basis depending on client needs, as part of conducting clinical trials:

      Study Design. Covance serves its clients in the critical area of study design by applying its experience in the preparation of study protocols and case report forms ("CRFs"). The study protocol defines the medical issues to be examined in evaluating the safety and efficacy of the drug under study, the number of patients required to produce statistically valid results, the clinical tests to be performed in the study, the time period over which the study will be conducted, the frequency and dosage of drug administration and the exact inclusion and exclusion criteria to be met for the patients enrolled in the study. The success of the study depends not only on the ability of the protocol to accurately reflect requirements of regulatory authorities, but also on the ability of the protocol to fit coherently with the other aspects of the development process and the ultimate marketing strategy for the drug. This includes outcomes and pharmacoeconomic concerns and reimbursement planning. With study protocol finalization, CRFs must be developed to record the desired information to be obtained from the clinical studies. The various other disciplines involved in the drug development process, including data management, statistics and regulatory affairs, must work closely with the clinical trial management project team to assure that the right data are acquired in a form which is most efficient for subsequent data entry, management analyses and reporting.

      Investigator Recruitment. During the clinical trials, administration of the drug to patients is supervised by physicians, also referred to as investigators, at hospitals, clinics or other locations, also referred to as investigational sites. Covance solicits the participation in the study of investigators who contract directly with either Covance or its client. Covance maintains and continually expands and refines its computerized database of approximately 30,000 investigators. Information regarding Covance's experience with these investigators, including factors relevant to rapid study initiation, are contained in the database. Covance has worked with approximately 25,000 general practitioners in connection with the conduct of Phase III and IV studies.

      Study Monitoring. Covance provides study monitoring services which include investigational site initiation, patient enrollment assistance and data collection through subsequent site visits. These visits also serve to assure that data are gathered according to GCP, the requirements of the client, as specified in the study protocol or otherwise, and applicable regulations. Covance focuses at an early stage on identifying and quickly completing the critical rate-limiting steps of screening and selecting investigators, processing pre-study regulatory paperwork, obtaining institutional review board approvals and scheduling investigational site initiation visits.

      Clinical Data Management and Biostatistical Analysis. Covance's data management and biostatistical analysis operations are managed by professionals with extensive pharmaceutical and biotechnology industry experience in the design and construction of local and multinational clinical trial databases. Data management and biostatistical analysis services are offered as discrete products and as part of an integrated drug development program. During the design of development plans and protocols, Covance offers consulting services relating to, and the determination of, sample size parameters for patient enrollment, development of data analysis plans and randomization schemes. During the conduct of clinical trials, Covance assists in the rapid acquisition of clean and accurate data. Following completion of the clinical trials, Covance assists in report preparation and regulatory submissions. Covance's biostatisticians may participate with clients in meetings with the FDA to present and discuss biostatistical analyses prepared by Covance. Covance has expertise in electronically capturing and integrating geographically diverse data. Covance employs a variety of software, which may be specified by clients or combined with customized programs developed by Covance.

      Clinical Development Technologies. To expedite the drug development process and to help reduce costs, Covance created a proprietary drug management system based on an Interactive Voice Response System ("IVRS") and an Information Access System ("IAS"), which are interactive information technologies. IVRS uses touch-tone telephone technology to assist biopharmaceutical clients in managing the "just-in-time" delivery of clinical drug supplies and patient randomization. IVRS is available in multiple languages using toll free numbers and has, in some cases, demonstrated up to 30% reduction in study drug waste. IAS, based on Lotus Notes(R) software, provides clients with 24-hour access to study data, such as study patient enrollment progress, patient visit information, CRF status and serious adverse event experience.

      Medical Writing and Regulatory Services. Covance provides medical report writing and regulatory services to its clients in a manner designed to complement parallel development processes to reduce overall development time. These services are fully integrated with Covance's other services to accelerate development speed consistent with good service and regulatory compliance. Services in this area include integrated clinical/statistical reports, manuscripts, risk/benefit assessment reports, package inserts, quality assurance and environmental risk assessments. Covance believes it was one of the first CROs to develop CANDAs and CAPLAs.

      Treatment Investigational New Drug Applications. The TIND is an application by a pharmaceutical or biotechnology sponsor and the associated procedure to allow broader populations of patients to receive treatment with an investigational new drug for a serious or immediate life-threatening disease, such as AIDS or cancer, for which no comparable or satisfactory therapy is available. This treatment is provided during the clinical trial phase of development but does not typically use controlled clinical trials. The Company is experienced with TINDs and has developed specialized systems for prompt initiation and effective operation of TIND programs, such as computerized patient screening, optical scanning of CRFs and drug management systems. Other special TIND programs or systems involve providing project specific information to physicians, patients and patient advocacy groups, and data processing, management, analyses and reporting systems. Covance's EAP, which is conducted pursuant to a TIND, is a mechanism that allows innovative new therapies for life-threatening diseases to be given to expanded populations prior to FDA approval.

      Other Periapproval Studies. Besides TINDs, Phase IIIb studies (involving studies conducted after NDA submission but before regulatory approval is issued) and Phase IV studies, Covance performs other types of periapproval studies such as post-marketing surveillance studies and Rx to O-T-C Switch studies. Post-marketing surveillance studies are epidemiologically based evaluations of the use of products in actual medical practice using a broad range of patients. These studies use practicing physicians to evaluate primarily the safety profile of the product under actual medical practice conditions. Post-marketing surveillance studies are large, typically involving over 1,000 physicians and thousands of patients, and usually focus on evaluating just a limited number of key clinical outcomes, such as a particular side effect. In Rx to O-T-C Switch studies, Covance gathers, on behalf of a sponsor, the necessary safety data to obtain regulatory permission for the sale of its drug without the need of a prescription. These studies are also large, well-controlled programs.

Health Economics

      Covance offers a wide range of health economic services for managed care organizations, hospitals, health care provider networks and pharmaceutical and device manufacturers. These services include outcomes and pharmacoeconomic studies, reimbursement planning services and disease management services, as discussed below.

      Outcomes and Pharmacoeconomic Studies. Covance offers its clients a full range of strategic and analytic services, including strategic planning, quality-of-life assessment, and economic studies (including feasibility studies, protocol and instrument design and data analysis). Outcomes studies may be prospective, often conducted in conjunction with clinical trials, or retrospective. Many cost-effectiveness studies employ economic modeling techniques to evaluate the full financial impact of new medical technologies. When planning studies, the Company examines the audience for the study's findings to determine which of the client's concerns (such as regulatory approval, clinical acceptance, insurer coverage or insurer payment) might be more fully informed by the availability of outcomes data, and then determines how such data can be efficiently collected and communicated. Covance typically involves academic and clinical experts to ensure that appropriate techniques are used and to enhance study credibility and acceptance. Covance also designs most studies with a goal of publishing its findings in respected, peer-reviewed journals.

      Covance believes that given the changing competitive pressures affecting the pharmaceutical industry and the rising need to more rigorously demonstrate the value of particular drugs, both in their own right and compared to other drugs and treatment regimes, the ability to perform outcomes and pharmacoeconomic studies will become increasingly important.

      Reimbursement Planning. Covance offers its customers strategic reimbursement and market planning services. These services enable clients to enhance the commercial success of their medical products. Covance analyzes, on behalf of the customer, who will pay for a medical product (e.g., third-party payors such as private insurance companies or federal programs like Medicare) and what economic barriers or opportunities exist for the product (e.g., claims coding, coverage policy, or payment amounts). In addition, Covance often offers its reimbursement planning activities in conjunction with its other services that evaluate existing and potential market size, pricing, distribution, and economic impact.

      Through its Medical Technology Hotlines(R) division, Covance also provides full service reimbursement case management, including: (1) contacting insurers to investigate specific coverage and benefit matters, resolving denied claims and educating insurers; (2) assisting manufacturers in designing and effectively running their indigent patient programs, pursuant to which costly new products are made available to patients who cannot afford them because of inadequate insurance coverage or other cost reasons; (3) designing and administering transition programs for manufacturers, which includes obtaining third-party payment for a product for patients who had previously received it free as part of a clinical trial; and (4) conducting reimbursement training seminars for clients and their customers.

      All of these services are supported by a dedicated information services group that provides a range of data products, services and information systems, including customized hospital cost reports, patient average lengths of stay or mortality rates at the federal, state, local or individual hospital level. The extensive economic and epidemiologic databases Covance maintains are used to perform market research, determine the economics of a disease or inform government authorities about the need for potential policy changes.

      Disease Management Services. Working for a variety of customers, including pharmaceutical and device manufacturers, managed care organizations, hospitals, provider networks and computerized medical record companies, Covance designs and implements systems that track patterns of care, patient outcomes, and costs, and develops programs and tools designed to improve quality and decrease costs of care. Such programs and tools include medical practice guidelines and computerized decision support tools.

Central Laboratory Services

      Covance believes that the ability to conduct high quality and sophisticated central laboratory services is an integral aspect of what constitutes a full service CRO. Covance's two facilities (one located in the United States and the other in Switzerland) provide central laboratory services dedicated exclusively to biopharmaceutical studies. These facilities provide clients with combinable data in studies that can be conducted separately, or multinationally and simultaneously. Providing combinable data eliminates the need for statistical correlation among different laboratories by using consistent laboratory methods, the use of same reagent manufacturers, and the use of identical clinical trial reference ranges and equipment calibration. Covance also employs a proprietary clinical trials management system, which Covance believes is unique, that enables it to enter a sponsor's protocol requirements directly into its own database. This system, based on protocol requirements, constructs the drug kits that will go to the investigational sites and the requisition forms therefor, allows for proper laboratory specimen collection from the investigational site, sequencing of study participants visits and investigator test ordering of additional tests and ensures that all demographic data is complete and accurate and will produce for the client reports that are customized to their specifications. The laboratories provide a comprehensive audit trail by ensuring that all laboratory data are traceable to source documents, are capable of delivering customized data electronically within 24 hours and provide safety test results within 48 hours from most locations. As the need for central laboratory services expands geographically, the Company has expanded the reach of its central laboratories business through a contractual arrangement with a leading South African laboratory that allow Covance to combine the testing capabilities of such laboratory with its own proprietary systems.

Clinical Packaging

      Covance offers full service contract packaging for the pharmaceutical industry in the United States and Europe including package development and design, coldformed and thermoformed blister units, blister packaging, multi-dose bottle filling, clinical labeling, storage and site distribution of clinical supplies and return services for unused supplies. With the addition, in 1996, of Covance Pharmaceutical Packaging Services AG, Covance packaging services and products have been expanded to include software inventory and validation controls and processes and the manufacturing of robotic packaging machines. Covance believes that by integrating packaging services with its other clinical and periapproval services it can accelerate the drug development process through operational efficiencies that arise from coordinating at the outset the design of a clinical trial. Also in 1996, Covance purchased a 91,000 square foot packaging facility in Horsham, United Kingdom. This facility will provide a modern pharmaceutical packaging operation at one of the largest packaging facilities in Europe. Management expects commercial operations to commence early in the second quarter 1997, with the facility to be fully operational in mid 1997.

Clients and Marketing

      Covance provides its product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 1996, Covance served over 270 biopharmaceutical companies, including all 50 of the world's largest pharmaceutical companies and 17 of the world's 25 largest biotechnology companies. Of the 270 biopharmaceutical companies Covance serves, 45 are Japanese. The Japanese biopharmaceutical companies are served by Covance's United States and European operations.

      For the year ended December 31, 1996, approximately 71% of Covance's net revenues, 77% of Covance's operating income and 77% of Covance's identifiable assets were attributed principally to United States operations, while approximately 29% of Covance's net revenues, 23% of Covance's operating income and 23% of Covance's identifiable assets were attributed to European (including Asian) operations. Approximately 62% of Covance's net revenues during 1996 were attributed to the Company's clinical lines of business. Approximately 38% of Covance's net revenues during 1996 were attributed to the Company's nonclinical lines of business. In 1996, no client accounted for more than 10% of the Company's net revenue, and only one client accounted for more than 5% of the Company's net revenue. In 1996, Covance's top five clients accounted for approximately 20% of Covance's net revenues.

      Covance's sales activities are conducted by more than 120 business development people based in Covance's operations in the United States, Europe, Australia, Japan and Singapore. Most of Covance business development personnel have technical or scientific backgrounds.

      To strengthen its sales and marketing activities, Covance introduced in 1995 a Lotus Notes(R) based large account management process ("LAMP") that allows Covance business development personnel in all locations to promptly ascertain the status of any new client activity with any Covance operation. LAMP is an important tool in managing Covance's key account program. Through LAMP, the key account program and dedicated resources, Covance believes it can better coordinate and unite the efforts of its sales and marketing personnel and strengthen relationships with pivotal biopharmaceutical clients. Covance believes that this will allow it to improve its understanding of its clients' organizational structure, management practices and product pipeline, and, thus, better serve its clients' needs. Conversely, LAMP also enables clients, across different business functions, to better understand the full range of Covance's services.

Contractual Arrangements

      Most of Covance's contracts in the preclinical, central laboratory, clinical packaging and health economics areas are fixed price or fee-for-service, and in the clinical and periapproval areas are fee-for-service with a cap. To a lesser extent, some of the contracts in the clinical and periapproval areas are fixed price or fee-for-service without a cap. In cases where the contracts are fixed price, Covance bears the cost of overruns, with certain exceptions, but benefits if the costs are lower than anticipated. In cases where the contracts are fee-for-service with a cap, the contracts contain an overall budget for the trial based on time and cost estimates. If costs are lower than anticipated, the client keeps the savings, but if costs are higher than estimated, then Covance is responsible for the overrun unless the increased cost is a result of a change requested by the client, such as an increase in the number of patients to be enrolled or the type or amount of data to be collected. Contracts may range from a few months to several years depending on the nature of the work performed. In some cases, for multiyear contracts involving either preclinical or clinical and periapproval trials, a portion of the contract fee is paid at the time the study or trial is started with the balance of the contract fee payable in installments over the study or trial duration and may be performance based. For instance, in clinical and periapproval trials, installment payments may be related to investigator recruitment, patient enrollment or delivery of the database.

      Most of Covance's contracts for the provision of its services are terminable by the client either immediately or upon notice. Contracts may be terminated for a variety of reasons, including the failure of a product to satisfy safety requirements, unexpected or undesired results of the product, the client's decision to forego or terminate a particular study, insufficient enrollment or investigator recruitment, or the Company's failure to properly discharge its obligations thereunder.

Backlog

      Certain of Covance's studies and projects are performed over an extended period of time which may be as long as several years. With respect to such studies or projects, Covance maintains an order backlog to track anticipated net revenues for such work that has yet to be earned. However, Covance does not maintain an order backlog for all the services it provides because such services are performed within a short period of time or for other reasons where it is not practical or feasible to maintain an order backlog. Additionally, services appropriate for backlog measurement do not correspond exactly with any particular line of business.

      Backlog is principally calculated with respect to work to be performed pursuant to letters of intent and contracts. Once work under a letter of intent or contract commences, net revenue is recognized over the life of the contract. In certain cases, however,

Covance will work on a project prior to executing a letter of intent and the backlog may include the net revenue expected from such project.

      No assurance can be given that the Company will be able to realize all or any net revenue included in backlog. Although backlog can be meaningful to management with respect to a particular study where study-specific information is known (for example, study duration, performance clauses and other study-specific contract terms), Covance believes that its aggregate backlog as of any date is not necessarily a meaningful indicator of future results for a variety of reasons, including the following: First, studies vary in duration. For instance, some studies that are included in 1995 backlog may be completed in 1996, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, trials under letters of intent or contracts included in backlog are subject to termination or delay at any time by the client or regulatory authorities. Termination or delays can result from a number of reasons. Delayed contracts remain in Covance's backlog pending determination of whether to continue, modify or cancel the study.

      Based upon the above discussion, Covance's aggregate backlog was approximately $503 million, compared to approximately $392 million at December 31, 1995.

Competition

      The CRO industry is highly fragmented, with participants ranging from hundreds of small, limited-service providers to a few full service CROs with global capabilities. Covance primarily competes against in-house departments of pharmaceutical companies, full-service CROs and, to a lesser extent, universities and teaching hospitals. Covance believes, based on 1996 revenues, that the five largest CROs besides itself include Pharmaceutical Product Development Inc. (after its merger with Applied Bioscience International Inc.), Quintiles Transnational Corporation, Huntington International Holdings PLC, Parexel International Corporation and ClinTrials Inc.

      As a result of competitive pressures, the CRO industry is consolidating. This trend is likely to produce competition among the larger CROs for both clients and acquisition candidates and companies may choose to limit the CROs with whom they are willing to work. In addition, there are few barriers to entry for small, limited-service entities considering entering the CRO industry. CROs compete on the basis of several factors, including reputation for on-time quality performance, expertise and experience in specific therapeutic areas, scope of service offerings, how well such services are integrated, strengths in various geographic markets, price, technological expertise and efficient drug development processes, the ability to acquire, process, analyze and report data in a time-saving and accurate manner, the ability to manage large-scale clinical trials both domestically and internationally, expertise and experience in health economics and size. The Company believes that it competes favorably in all of these areas.

Relationship With Corning and Quest

      Effective as of the Distribution Date, Corning, Quest and Covance entered into certain agreements to provide for an orderly transition to the status of three separate independent companies, to govern their relationship subsequent to the Distributions and to provide for the allocation of tax and certain other liabilities and obligations arising from periods prior to the Distributions.

      Transaction Agreement. The Transaction Agreement between Corning, Quest and the Company provided for, among other things, certain conditions precedent to the Distributions, certain corporate transactions required to effect the Distributions and other arrangements between Corning, Quest and Covance subsequent to the Distributions. The Transaction Agreement provided for, among other things, assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of the Distribution Date, financial responsibility for the liabilities arising out of or in connection with the business of the Company, Quest and Corning.

      In addition to the specific indemnity described below, Corning, Quest and Covance are obligated under the Transaction Agreement to indemnify and hold harmless each other in respect of Indemnifiable Losses (as defined therein) arising out of or otherwise relating to the management or conduct of their respective businesses or the breach of any provision of the Transaction Agreement. The Transaction Agreement also provided that, except as otherwise set forth therein or in any other agreement, all costs or expenses incurred on or prior to the Distribution Date in connection with the Distributions are to be allocated among the parties. Except as set forth in the Transaction Agreement or any related agreement, each party shall bear its own costs and expenses incurred after the Distribution Date.

      Spin-Off Tax Indemnification Agreements. Corning and Covance entered into a tax indemnification agreement (the "Corning/Covance Spin-Off Tax Indemnification Agreement") pursuant to which, among other things, Covance agreed with Corning that during the period from December 31, 1996 to December 31, 1998 (the "Restricted Period") (i) it would continue active conduct in its CRO business, (ii) it would continue to own and manage at least 50% of the assets which it owned immediately after the Distribution Date, and (iii) it would refrain from certain stock issuances, mergers or liquidations, or any revisions to its Rights Plan (as defined therein). Covance also agreed to indemnify Corning for Taxes (as defined therein) arising from certain violations of the Corning/Covance Spin-Off Tax Indemnification Agreement and for Taxes arising as a result of the purchase of 20% or more of Covance Stock during the Restricted Period or the commencement of a tender or purchase offer by a third party for 20% or more of Covance stock. If the Company's obligations under the Corning/Covance Spin-Off Tax Indemnification Agreement were breached and, as a result thereof, one or both of the Distributions do not qualify for the treatment stated in the Private Letter Ruling issued by the Internal Revenue Service (the "IRS Ruling"), the Company would be required to indemnify Corning for Taxes imposed, and such indemnification obligations could exceed the Company's net asset value at such time.

      Quest and Covance also entered into a tax indemnification agreement (the "Quest Diagnostics/Covance Spin-Off Tax Indemnification Agreement") which was essentially the same as the Corning/Covance Spin-Off Tax Indemnification Agreement, except that Covance made representations and covenants to and indemnified Quest, as opposed to Corning. Quest and Covance also entered into a second tax indemnification agreement (the "Covance/Quest Diagnostics Spin-Off Tax Indemnification Agreement") which is essentially the same as the spin-off tax indemnification agreement between Corning and Quest, except that Quest made representations and covenants to and indemnified Covance as opposed to Corning.

      The various Spin-Off Tax Indemnification Agreements also require Covance to take such actions as Corning and Quest may reasonably request to preserve the favorable tax treatment provided for in the rulings obtained from the IRS in respect of the Distributions.

      Tax Sharing Agreement. Corning, Quest and Covance entered into a tax sharing agreement (the "Tax Sharing Agreement") which allocated responsibility for federal income and various other taxes ("Taxes") among the three companies. The Tax Sharing Agreement provides that, except for Taxes arising as a result of the failure of either or both of the Distributions to qualify for the treatment stated in the IRS Ruling (which Taxes are allocated either pursuant to the Spin-Off Tax Indemnification Agreements or as described below), Corning is liable for and will pay the federal income taxes of the consolidated group that includes Quest and Covance and their subsidiaries, provided, however, that Quest and Covance were required to reimburse Corning for taxes for periods beginning after December 31, 1995 in which they were members of the Corning consolidated group and for which tax returns have not been filed as of the Distribution Date. This reimbursement obligation is based on the hypothetical separate federal tax liability of Quest and Covance, calculated on a separate consolidated basis, subject to certain adjustments. Under the Tax Sharing Agreement, in the case of adjustments by a taxing authority of a consolidated federal income tax or certain other tax returns prepared by Corning which includes Quest or Covance, then, subject to certain exceptions, Corning is liable for and will pay any tax assessments, and is entitled to any tax refunds, resulting from such audit.

      The Tax Sharing Agreement further provided that, if either of the Distributions fails to qualify for the tax treatment stated in the IRS Ruling (for reasons other than those indemnified against under one or more of the Spin-Off Tax Indemnification Agreements), Taxes imposed upon or incurred by Corning, Quest or Covance as a result of such failure are to be allocated among Corning, Quest and Covance in such a manner as will take into account the extent to which the actions or inactions of each may have contributed to such failure, and Corning, Quest and Covance each will indemnify and hold harmless the other from and against the taxes so allocated. If it is determined that none of the companies contributed to the failure of such Distribution to qualify for the tax treatment stated in the IRS Ruling, the liability for taxes will be borne by each company in proportion to its relative average market capitalization as determined by the average closing price for the common stock of each company during the 20 trading-day period immediately following the Distribution Date. In the event that either of the Distributions fails to qualify for the tax treatment stated in the IRS Ruling and the liability for taxes as a result of such failure is allocated among Corning, Quest and the Company, the liability so allocated to the Company could exceed the net asset value of Covance.

Banking Facilities

      In November 1996, Covance obtained from a syndicate of banks (the "Banks") a five-year $250,000,000 Senior Revolving Credit Facility (the "Credit Facility"). The Credit Facility is guaranteed by certain material United States subsidiaries of Covance and, in certain circumstances, by the pledges of stock of certain foreign subsidiaries of Covance. The proceeds of the Credit Facility were used to effect certain repayments required by the Distributions. The Credit Facility will also be used to provide financing for the Company's and its subsidiaries' working capital needs, capital expenditures, acquisitions and other corporate purposes. Covance may prepay the loans under the Credit Facility in whole or in part (subject to certain reimbursements to the Banks) and may permanently reduce or terminate the Banks commitments. Under the Credit Facility, Covance may choose to obtain different forms of loans, at varying interest rates. The Company is also obligated to pay certain fees in connection with the Credit Facility, including a facility fee. Covance will be required to comply with certain affirmative and negative covenants, including financial covenants which require the Company to meet minimum interest coverage targets and maximum leverage ratios.

Government Regulation

      The laboratory, manufacturing and packaging services performed by Covance are subject to various regulatory requirements designed to ensure the quality and integrity of the testing, manufacturing and packaging processes. The industry standards for conducting preclinical laboratory testing are embodied in the GLP and GMP regulations and for central laboratory operations in the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). Covance's central laboratories also, in limited circumstances and when required by a client, follow GLP. Covance's central laboratory in Geneva has also been certified by the College of American Pathologists ("CAP"). GMP sets forth the requirements for manufacturing facilities. GLP and GMP have been adopted by the FDA, by the Department of Health in the United Kingdom and by similar regulatory authorities in other parts of the world. GLP and GMP stipulate requirements for facilities, equipment and professional staff. The regulations require standardized procedures for studies, for recording and reporting data and for retaining appropriate records. To help satisfy its compliance obligations, Covance has established quality assurance controls at its laboratory and manufacturing facilities which monitor ongoing compliance with GLP, GMP and CLIA regulations, as applicable, by auditing test data and conducting regular inspections of testing and manufacturing procedures.

      The industry standard for the conduct of clinical research and development studies is embodied in the regulations for GCP. Although GCP has not been formally adopted by the FDA nor, with certain exceptions, by similar regulatory authorities in other countries, certain provisions of GCP have been included in FDA regulations. As a matter of practice, the FDA and many other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP. These regulations require (1) complying with specific requirements governing the selection of qualified investigators; (2) obtaining specific written commitments from the investigators; (3) verifying that patient informed consent is obtained; (4) monitoring the validity and accuracy of data; (5) verifying drug or device accountability; (6) instructing investigators to maintain records and reports; and (7) permitting appropriate governmental authorities access to data for their review. Covance must also maintain reports for each study for specified periods for inspection by the study sponsor and the FDA during audits. As with GLP and GMP, noncompliance with GCP can result in the disqualification of data collection during the clinical trial.

      Covance's standard operating procedures are written in accordance with regulations and guidelines appropriate to the region and the nation where they will be used. Within Europe, all work is carried out in accordance with the European Community Note for Guidance "Good Clinical Practice for Trials on Medicinal Products in the European Community" and the requirements of the applicable country. In addition, FDA regulations and guidelines serve as a basis for Covance's North American and Asian/Pacific standard operating procedures. From an international perspective, when applicable, Covance has implemented common standard operating procedures across regions to assure consistency whenever it is feasible and appropriate to do so.

      Covance's animal import and breeding facilities are also subject to a variety of federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations promulgated thereunder by the United States Department of Agriculture ("USDA"). These regulations establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. Covance's breeding and import animal facilities maintain detailed standard operating procedures and the documentation necessary to comply with applicable regulations for the humane treatment of the animals in its custody. Besides being licensed by the USDA as both a dealer and research facility, this business is also accredited by the American Association for the Accreditation of Laboratory Animal Care and has registered assurance with the United States National Institutes of Health Office of Protection for Research Risks.

      The use of controlled substances in testing for drugs of abuse is regulated by the Drug Enforcement Administration (the "DEA"). All Covance laboratories and packaging sites using controlled substances for testing or packaging purposes are licensed by the DEA.

      Covance's United States laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as to the safety and health of laboratory employees. All Covance laboratories are operated in material compliance with applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. Although Covance believes that it is currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject Covance to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

      In addition to its comprehensive regulation of safety in the workplace, the Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals, and transmission of blood-borne and airborne pathogens. Furthermore, relevant Covance employees receive initial and periodic training to ensure compliance with applicable hazardous materials regulations and health and safety guidelines.

      The regulations of the Department of Transportation, the Public Heath Service and the Postal Service apply to the surface and air transportation of laboratory specimens. Covance's laboratories also comply with the International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when the materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.

Intellectual Property

      Covance has developed certain computer software and technically derived procedures that provide separate services and are intended to maximize the quality and effectiveness of its services. Although Covance's intellectual property rights are important to its results of operations, Covance believes that such factors as the technical expertise, knowledge, ability and experience of Covance's professionals are more important, and that, overall, these technological capabilities provide significant benefits to its clients.

Employees

      At January 15, 1997, Covance had approximately 5,400 employees, approximately 30% of whom are employed outside of the United States. Approximately 25 of Covance's employees hold M.D. degrees, 169 hold Ph.D. degrees, 11 hold Pharm.D.

degrees, 25 hold D.V.M. degrees and 434 hold masters or other postgraduate degrees. Covance believes that its relations with its employees are good.


Item 2.  Properties

      Covance both owns and leases its facilities. Covance's principal executive offices are located in Princeton, New Jersey where it leases approximately 157,000 square feet of space. The lease expires in 2004. Covance owns its 397,000 square-foot preclinical laboratory located in Madison, Wisconsin and its 205,000 square-foot preclinical laboratory in Harrogate, United Kingdom. Covance leases most of its 201,000 square-foot preclinical laboratory in Vienna, Virginia. It also owns several of the buildings. The leases expire in 1999 and have a 10-year renewal option. Covance also leases its 152,000 square-foot pharmaceutical laboratory in Indianapolis, Indiana, which expires in 2000. Covance leases its 51,000 square-foot pharmaceutical laboratory in Geneva, Switzerland, which lease expires in 2000. Covance's domestic packaging operations are conducted from several leased facilities. The principal packaging facility is in Allentown, Pennsylvania. The leases are for approximately 100,000 square feet of space and they all expire in 1999. Covance's Swiss-based packaging operation currently conducts business in a 20,000 square-foot leased facility, but has plans to construct a new, purpose-designed 37,000 square-foot facility. The new facility is expected to be completed in early 1998. In addition, in October 1996, Covance purchased a 91,000 square-foot former pharmaceutical manufacturing facility in Horsham, United Kingdom. After its renovation is completed by mid-1997, this facility will be used to provide clinical packaging, clinical and periapproval services and health economics services and also serve as Covance's European headquarters. Covance Biotechnology's facility in North Carolina is leased. Covance also owns or leases other facilities in the United States, United Kingdom, Ireland, Belgium, France, Germany, Switzerland, Sweden, Australia, Singapore and Japan.


Item 3.  Legal Proceedings

      Covance is party to lawsuits and administrative proceedings incidental to the normal course of its business. Covance does not believe that any liabilities related to such lawsuits or proceedings will have a material effect on its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

      In October 1996, the Company's sole stockholder, Quest Diagnostics, Inc. ("Quest"), by unanimous written consent, approved the change of the Company's name from Corning Pharmaceutical Services Inc. to Covance Inc.

      In October 1996, Quest, by unanimous written consent, approved the merger of the Company's subsidiary, Covance Clinical and Periapproval Services Inc. with and into the Company.

      On December 31, 1996, the Company held a Special Meeting, in lieu of an Annual Meeting of Stockholders, to elect Class I, II and III Directors. All shares were voted in favor of the election of the following Directors to their respective Class, with each term expiring at the Annual Meeting of Stockholders as noted, or until their successors have been elected and qualified:


              Name                      Class             Term Expiring
              ----                      -----             -------------

       Robert M. Baylis                   I                    1998
       Irwin Lerner                       I                    1998

       J. Randall MacDonald               II                   1999
       William C. Ughetta                 II                   1999

       Van C. Campbell                   III                   2000
       Christopher A. Kuebler            III                   2000
       Nigel W. Morris                   III                   2000

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock is traded on the New York Stock Exchange (symbol: CVD). The following table sets forth the high and low sales prices on the New York Stock Exchange since the Company's Common Stock began trading on a "when issued" basis on December 17, 1996. The Company's Common Stock began trading "regular way" on January 14, 1997.

           Quarter Ended                   High                Low
           -------------                   ----                ---

           Fourth Quarter 1996            $25.00             $20.875
           (December 17th
             through December 31st)


      As of March 3, 1997, there were 15,448 holders of record of the Company's Common Stock.

      The Company does not currently intend to pay dividends in the foreseeable future, but to reinvest earnings in the Company's business. The Company is also restricted (subject to certain exceptions) from paying dividends on its Common Stock by certain covenants contained in a credit agreement to which the Company is a party.

Item 6.  Selected Financial Data

      The following table presents selected historical financial data of Covance at the dates and for each of the periods indicated. The selected financial data as of and for each of the years ended December 31, 1996, 1995, 1994 and 1993 has been derived from the audited consolidated financial statements of Covance. The selected financial data as of and for the year ended December 31, 1992 has been derived from Covance's unaudited consolidated financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, that are necessary for a fair presentation of the financial position and results of operation for 1992.

      The selected financial data should be read in conjunction with the audited Covance financial statements and notes thereto ("Audited Covance Financial Statements") filed elsewhere herein. Historical consolidated financial data may not be indicative of Covance's future performance. See the Audited Covance Financial Statements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations of Covance."

                                                                   Year Ended December 31,
                                       ------------------------------------------------------------------------------------
                                           1996             1995           1994          1993      1992
                                          -------          -------        -------      -------   -------
                                                                         (in thousands)
Income Statement Data:
Net revenues .........................   $ 494,828       $ 409,174       $ 319,501    $289,697   $270,871
Costs and expenses:
  Cost of revenue ....................     324,345         270,726         213,490     192,783    192,375
  Selling, general and
      administrative .................      80,014          64,201          48,892      42,949     41,230
Spin-off related charge ..............      27,404
Restructuring charge .................                       4,616                                  3,373
  Depreciation and
      amortization ...................      25,204          22,070          18,520      16,984     15,212
                                         ---------       ---------       ---------    --------   --------
      Total ..........................     456,967         361,613         280,902     252,716    252,190
                                         ---------       ---------       ---------    --------   --------
Income from operations ...............      37,861(a)       47,561(b)       38,599      36,981     18,681
                                         ---------       ---------       ---------    --------   --------
Other expense (income)
  Interest expense, net ..............       6,791           5,269           4,307       4,421      5,686
  Foreign exchange (gain)
      loss ...........................       1,116            (784)           (712)        852      1,258
                                         ---------       ---------       ---------    --------   --------
                                             7,907           4,485           3,595       5,273      6,944
                                         ---------       ---------       ---------    --------   --------
Income before taxes and
    equity investee loss
    (gain) ...........................      29,954(a)       43,076(b)       35,004      31,708     11,737
Taxes on income ......................      17,377          18,445          14,924      13,506      6,834
Equity investee (gain) loss ..........        (139)            405             435       1,391        303
                                         ---------       ---------       ---------    --------   --------
Net income before cumulative
    effect of change in
    accounting method ................      12,716          24,226          19,645      16,811      4,600
Cumulative effect of change
    in method of accounting
    for postretirement
    benefits other than
    pensions .........................                                                              4,334
                                         ---------       ---------       ---------    --------   --------
Net income ...........................   $  12,716(a)    $  24,226(b)    $  19,645    $ 16,811   $    266
                                         =========       =========       =========    ========   ========
Balance Sheet Data (at end of period):
  Working capital ....................   $  65,946       $  18,472       $  12,961    $ 12,076   $ 15,451
  Total assets .......................     451,047         322,510         271,992     229,693    225,337
  Long-term debt .....................     163,000          89,836          75,178      69,239     77,916
  Stockholder's equity ...............     110,704          82,517          63,908      49,388     37,197

------------
      (a)Excluding the impact of the fourth quarter 1996 one-time spin-off related charge totaling $27,404 ($19,725 net of tax), income from operations, income before taxes and equity investee gain and net income for the year ended December 31, 1996 was $65,265, $57,358 and $32,441, respectively.

      (b)Excluding the impact of the second quarter 1995 restructuring charge totaling $4,616 ($2,770 net of tax), income from operations, income before taxes and equity investee loss and net income for the year ended December 31, 1995 was $52,177, $47,692 and $26,996, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations

Overview

      Covance is a leading CRO providing a wide range of integrated product development services on a worldwide basis to the biotechnology, pharmaceutical and medical device industries. In addition, and to a lesser extent, Covance provides services such as health economics for managed care organizations, hospitals and health care provider networks, and early development and laboratory testing services to the chemical, agrochemical and food industries. The foregoing services can be broadly classified into six lines of business: preclinical, biomanufacturing, clinical and periapproval, central laboratory, clinical packaging, and health economics. These six lines of business can be further categorized as non-clinical (preclinical and biomanufacturing) and clinical (clinical and periapproval, central laboratory, clinical packaging and health economics). Covance believes it is one of the largest biopharmaceutical CROs, based on estimated 1996 annual net revenue, and one of only a few that are capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to reduce product development time, allowing them to introduce their products into the marketplace faster and, thus, maximize the period of marketing exclusivity and monetary return on their investments. Additionally, Covance's comprehensive services and broad experience provide clients with a variable cost alternative to fixed cost internal development capabilities.

      The businesses that today constitute Covance were acquired by Corning, starting in 1987, as part of a strategy to create a global, integrated and full service product development company. In keeping with this strategy, during the period 1994 through the present, Covance has purchased the remaining interest in a jointly owned company, acquired a significant minority interest in a complementary service business, acquired three new businesses and formed a major new business venture. Specifically, in April 1994, Covance acquired the remaining interest in SciCor S.A., a provider of central laboratory testing services based in Switzerland. The transaction was accounted for as a purchase business combination. In October 1994, Covance acquired a significant minority equity position in Bio-Imaging Technologies, Inc. ("Bio-Imaging"), which uses proprietary imaging technology to quantify the diagnostic and therapeutic effectiveness of experimental drugs and devices. Covance expanded its offering of value added product development services in January 1995 with the acquisition of National Packaging Systems, Inc., a leading clinical packaging company. The transaction was accounted for as a purchase business combination. In February 1995, Covance formed Covance Biotechnology, a majority-owned company which will enable Covance to engage in biomanufacturing. In recognition of the rapid changes in the biopharmaceutical industry's marketplace, particularly the need for the industry to further demonstrate the benefits and cost effectiveness of their products to payors, Covance purchased in March 1996 all the assets and substantially all of the liabilities of Health Technology Associates,

Inc. ("HTA"), a leading health economics company, in a transaction accounted for as a purchase business combination. In October 1996, Covance expanded its clinical packaging capabilities to Europe with the purchase of Swiss based CRS Pacamed AG (now known as Covance Pharmaceutical Packaging Services AG). In addition, Covance acquired an 81,000 square foot facility in Horsham, England, which will be used, among other things, to provide clinical packaging services in Europe.

      During the year ended December 31, 1996, approximately three-quarters of Covance's net revenues were earned under contracts, which generally range in duration from a few months to two years. Revenue from these contracts is recognized as costs are incurred on the basis of the relationship between costs incurred and estimated total costs. Typically, Covance's contracts in the preclinical, central laboratory, clinical packaging and health economics areas are fixed price or fee-for-service and in the clinical and periapproval areas are fee-for-service with a cap. To a lesser extent, some of the contracts in the clinical and periapproval areas are fixed price or fee-for-service without a cap. The contracts may contain provisions for renegotiation for cost overruns arising from changes in the level of work scope. Renegotiated amounts are included in net revenues when earned and realization is assured. In some cases, for multi-year contracts involving preclinical and clinical and periapproval trials, a portion of the contract fee is paid at the time the trial is initiated, with performance-based installments payable over the contract duration, in some cases on a milestone achievement basis. Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in net revenues or expenses since such fees are granted by customers on a "pass-thru basis" without risk or reward to Covance. While most contracts are terminable either immediately or upon notice by the client, they typically require payment of expenses to wind down a study and fees earned to date, and, in some cases, a termination fee or a payment of some portion of the fees or profit that could have been earned under the contract if it had not been terminated early.

      Covance's cost of revenue includes appropriate amounts necessary to complete the net revenues and earnings process and includes direct labor and related benefit charges, other direct costs and allocable expenses (including indirect labor, facility charges and information technology costs). These costs, as a percentage of net revenues, tend to fluctuate from one period to another (generally within a range of up to 2% in either direction) principally as a result of changes in labor utilization and the mix of service offerings involving hundreds of studies conducted during any period of time. Accordingly, changes in cost of revenue as a percentage of net revenues plus or minus 2% are expected from one period to another.

Results of Operations

      Year ended December 31, 1996 Compared with Year Ended December 31, 1995. Net revenues increased 20.9% to $494.8 million for 1996 from $409.2 million for 1995. Excluding the impact of 1996 acquisitions, growth in net revenues was 16.4%. Net revenues from Covance's combined clinical lines of business, excluding the recently acquired health economics and Swiss packaging businesses, grew approximately 20%, benefiting from the continuing trend in outsourcing of clinical development activities, while net revenues from Covance's more mature preclinical business grew approximately 10%.

      Cost of revenue increased 19.8% to $324.3 million for 1996 from $270.7 million for 1995 as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, decreased to 65.5% for 1996 from 66.2% for 1995.

      Overall, selling, general and administrative expense, which consists primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and allocable expenses (facility charges and information technology costs), increased 24.6% to $80.0 million for 1996 from $64.2 million for 1995. As a percentage of net revenues, selling, general and administrative expense increased to 16.2% for 1996 from 15.7% for 1995. Contributing to the increase in selling, general and administrative expense were a continuing increase in Covance's corporate center function, increasing pre-operating costs relative to Covance's biomanufacturing business, investment in a Covance-wide global sales force initiative, administrative costs associated with the establishment of Covance's new Singapore operation and the evaluation of further geographic expansion opportunities, partially offset by a reduction in certain administrative costs allocated by Corning and affiliates.

      Depreciation and amortization increased 14.2% to $25.2 million or 5.1% of net revenues for 1996 from $22.1 million or 5.4% of net revenues for 1995 as the growth in net revenues outpaced the increase in these non-cash charges.

      Inclusive of special non-recurring charges in both years, income from operations decreased by $9.7 million to $37.9 million for 1996 from $47.6 million for 1995. During the fourth quarter of 1996, Covance recorded a large one-time charge totaling $27.4 million ($19.7 million after tax) associated with its spin-off from Corning. This charge consisted of the cost to establish and fund two employee stock ownership plans ($16.7 million) and the direct expenses incurred to establish Covance as a separate publicly traded company ($10.7 million). During the second quarter of 1995, Covance recorded a restructuring provision totaling $4.6 million ($2.8 million after tax) as a result of management's decision to discontinue certain nonstrategic operations. Excluding the impact of the 1996 spin-off related charge and the 1995 restructuring provision, income from operations increased 25.1% to $65.3 million or 13.2% of net revenues for 1996 from $52.2 million or 12.8% of net revenues for 1995.

      Other expense increased $3.4 million to $7.9 million for 1996 from $4.5 million for 1995, due to a net foreign exchange transaction loss of $1.1 million incurred in 1996 as compared to a net gain of $0.8 million recorded in 1995 and to an increase in net interest expense of $1.5 million.

      Covance's effective tax rate, excluding the special non-recurring charges in both years, increased to 43.7% for 1996 from 42.5% for 1995. Since Covance operates on a global basis, its effective tax rate is subject to variation from year to year as the geographic dispersion of its pre-tax earnings changes.

      Net income decreased to $12.7 million for 1996 from $24.2 million for 1995. Excluding the after tax impact of the 1996 spin-off related charge and 1995 restructuring provision, net income increased $5.4 million or 20.2% to $32.4 million from $27.0 million for 1995.

      Year Ended December 31, 1995 Compared with Year Ended December 31, 1994. Net revenues increased 28.1% to $409.2 million for 1995 from $319.5 million for 1994. Excluding the impact of the 1995 acquisition of National Packaging Systems, Inc., growth in net revenues was 23.8%. Net revenues from Covance's combined clinical lines of business, excluding the newly acquired clinical packaging business, grew in excess of 35%, generally as a result of the growth in outsourcing of clinical development activities in 1995 as compared to 1994 and more specifically because of Covance's central laboratory's effort to complete development work on several large protease inhibitor studies by the end of 1995. Net revenues from Covance's preclinical business grew nearly 10%, largely as a result of particularly strong growth in Europe, fueled by new service offerings, overall volume increases and favorable foreign exchange rates in 1995 compared to 1994.

      Cost of revenue increased 26.8% to $270.7 million or 66.2% of net revenues for 1995 from $213.5 million or 66.8% of net revenues for 1994, as a result of the increase in net revenues.

      Overall, selling, general and administrative expense increased 31.3% to $64.2 million for 1995 from $48.9 million for 1994. As a percentage of net revenues these costs increased to 15.7% for 1995 from 15.3% for 1994. Largely contributing to the increase in selling, general and administrative expenses were administrative costs associated with the establishment of Covance's new biomanufacturing business, an increase in Covance's corporate center function, strategic consulting expenses incurred to reorganize a large portion of Covance's clinical operations into customer teams to better manage large scale clinical trials and increased marketing initiatives such as the establishment of a Lotus Notes(R) based centralized client contact database for use by Covance's sales force, partially offset by a non-recurring charge incurred in 1994 in connection with a separation payment made to Covance's then chief executive officer upon his resignation.

      During 1995, Covance recorded a restructuring provision totaling $4.6 million ($2.8 million after tax) as a result of management's decision to discontinue certain nonstrategic operations. The restructuring charge included severance costs relating to approximately 90 employees of which approximately 50 had been terminated as of December 31, 1995. The remaining employees were terminated and all other substantive activities to complete the restructuring plan were completed by April 30, 1996. Severance benefits are being paid in the form of salary continuation. The restructuring activities have occurred substantially in accordance with the restructuring plan.

      Depreciation and amortization increased 19.2% to $22.1 million or 5.4% of net revenues for 1995 from $18.5 million or 5.8% of net revenues for 1994 as the growth in net revenues outpaced the increase in these non-cash charges.

      Income from operations increased $9.0 million or 23.2% to $47.6 million for 1995 from $38.6 million for 1994. Excluding the impact of the 1995 restructuring provision, the increase in income from operations was $13.6 million or 35.2% to 12.8% of net revenues for 1995 from 12.1% of net revenues for 1994.

      Other expense increased $0.9 million for 1995 to $4.5 million from $3.6 million for 1994. This increase is entirely a result of an increase in interest expense relating principally to 1995 acquisition activity. Substantially all borrowings to date have been from Corning.

      Covance's effective tax rate for 1995 increased slightly to 42.8% from 42.6% for 1994.

      Net income increased 23.3% to $24.2 million for 1995 from $19.6 million for 1994. Excluding the impact of the 1995 restructuring provision, the increase in net income was $7.4 million or 37.4% for 1995.

Quarterly Results

      Covance's quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as delays in initiating or completing significant preclinical and clinical and periapproval trials, termination of preclinical and clinical and periapproval trials, acquisitions and exchange rate fluctuations. Delays and terminations of studies or trials are often the result of actions taken by clients or regulatory authorities and are not typically controllable by Covance. Since a large amount of Covance's operating costs are relatively fixed while revenue is subject to fluctuation, minor variations in the commencement, progress or completion of preclinical and clinical and periapproval trials may cause significant variations in quarterly operating results.

      The following table presents unaudited quarterly operating results of Covance for each of the ten most recent fiscal quarters in the period ended December 31, 1996. In the opinion of Covance, this information has been prepared on the same basis as the Audited Covance Financial Statements and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the Audited Covance Financial Statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results to be expected in any future period.


                                                       Quarter Ended
                ---------------------------------------------------------------------------------------------------------
                Sept. 30, Dec. 31,   Mar. 31,  June 30,    Sept. 30,   Dec. 31,  Mar. 31,  June 30,    Sept. 30, Dec. 31,
                  1994      1994       1995      1995        1995        1995      1996      1996        1996      1996
                  ----      ----       ----      ----        ----        ----      ----      ----        ----      ----
                                                       (in thousands)
Net revenues.. $  82,904 $  84,612  $  91,974 $ 104,813   $ 106,099   $ 106,288 $ 108,697  $ 121,530  $ 127,179  $ 137,422
Operating
  expenses....    73,214    74,967     78,991    95,148      92,428      95,046    94,659    104,195    109,677    148,436
                 -------   -------    -------   -------    --------    --------  --------   --------   --------   --------

Income (loss) from
  operations..     9,690     9,645     12,983     9,665(b)   13,671      11,242    14,038     17,335     17,502    (11,014)(a)
Other expense,
  net.........     1,030       897      1,434     1,644         231       1,176     1,156      1,615      1,550      3,586
                 -------   -------    -------   -------   --------     --------  --------   --------   --------   --------

Pre-tax
  income (loss).   8,660     8,748     11,549     8,021(b)   13,440      10,066    12,882     15,720     15,952    (14,600)(a)
Income taxes..     3,693     3,732      4,953     3,423       5,771       4,298     5,619      6,861      6,931     (2,034)
Equity investee
  loss (gain).        --        87         49       149         153          54       (44)        29        (53)       (71)
                 -------   -------    -------   -------    --------    --------  --------   --------   --------   --------

Net income
  (Loss)...... $   4,967 $   4,929  $   6,547 $   4,449(b)$   7,516   $   5,714 $   7,307  $   8,830  $   9,074  $ (12,495)(a)
                 =======   =======    =======   =======    ========    ========  ========   ========   ========   ========


----------

     (a) Excluding the impact of the fourth quarter 1996 spin-off related charge totaling $27,404 ($19,725 net of tax), income from operations, pre-tax income and net income were $16,390, $12,804 and $7,230 respectively.

     (b) Excluding the impact of the second quarter 1995 restructuring provision totaling $4,616 ($2,770 net of tax), income from operations, pre-tax income and net income were $14,281, $12,637 and $7,219 respectively.

Liquidity and Capital Resources

      Historically, Covance had participated in the centralized treasury and cash management processes of Corning. For domestic operations, cash received from operations was generally transferred to Corning on a daily basis. For international operations, excess cash was transferred to Corning periodically. Cash disbursements for operations were funded as needed from Corning. From time to time excess cash balances were maintained at Covance, generally for specific cash requirements.

      In November 1996, Covance established the $250 million Credit Facility. Covance borrowed $160 million in November 1996 under the Credit Facility to repay Corning and affiliates for all of its intercompany borrowings and income tax liabilities existing at that time. Under the Credit Facility, Covance has several different interest rate options. Interest on all outstanding borrowings under the Credit Facility is computed based upon the London Interbank Offered Rate plus a margin. The Credit Facility expires in November 2001 and contains various covenants which, among other things, may restrict Covance from engaging in certain financing activities and prohibits Covance from paying cash dividends on the Covance Common Stock during a default or an event of default, as defined in the Credit Facility, or after giving effect to the payment of such dividends Covance would not be in compliance with the financial covenants of the Credit Facility. At December 31, 1996, Covance was in compliance with the terms of the Credit Facility.

      Covance has now established a similar centralized cash management function as had existed when Covance was a subsidiary of Corning, whereby cash received from operations is generally swept daily, for domestic operations, and periodically, for international operations, to a concentration account managed centrally. Cash disbursements for operations are funded as needed from the concentration account. From time to time excess cash balances are maintained at Covance, generally for specific cash requirements.

      Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Covance's management believes that the Credit Facility will provide it with sufficient financial flexibility and ready access to cash on both a short-term and a long-term basis to fund, as required, capital expenditures, potential future acquisitions and other longer-term growth opportunities.

      During the year ended December 31, 1996, Covance's operations provided net cash of $29.9 million, a decrease of $15.2 million from the corresponding 1995 amount. This reduction is attributable to a larger increase in working capital during 1996 as compared to 1995. Working capital was $65.9 million at December 31, 1996, an increase of $47.4 million from the December 31, 1995 level of $18.5 million. This increase was primarily attributable to an increase in cash of $17.3 million to $25.4 million at December 31, 1996 and to an increase in aggregate accounts receivable and unbilled services of $35.8 million or 36.9% to $133.0 million at December 31, 1996. Excluding the impact of acquisitions made in 1996, the aggregate increase in accounts receivable and unbilled services was 29.1%. Covance initiated collection and contract management efforts during the fourth quarter of 1996 to reduce the percentage increase in aggregate accounts receivable and unbilled services to a level more consistent with the increase in net revenues. While further progress still needs to be made, the percentage increase in aggregate accounts receivable and unbilled services from year end 1995 to year end 1996 is down from the 42.8% increase (35.7% excluding acquisitions) experienced during the first nine months of 1996. Covance's ratio of current assets to current liabilities was 1.43 at December 31, 1996 and 1.15 at December 31, 1995.

      Investing activities for the years ended December 31, 1996 and 1995 included acquisitions and capital spending to expand existing operations and purchase equipment to enhance scientific technology capabilities. In March 1996, Covance acquired Health Technology Associates, Inc. for a cash payment of approximately $14.9 million. In October 1996, Covance acquired CRS Pacamed AG for a cash payment of approximately $14.4 million, a new facility to house its clinical packaging, clinical and periapproval services and health economics operations in Europe for a cash payment of approximately $9.0 million and paid $7.0 million in contingent purchase price in connection with Covance's 1995 acquisition of National Packaging Systems, Inc. During 1996, Covance spent approximately $37.9 million on capital expenditures (excluding the October 1996 facility purchase of $9.0 million) for maintenance and upgrade of existing equipment, outfitting of new facilities and computer equipment and software for newly hired employees. Funding for new business acquisitions was provided through borrowings from Corning.

      As described in Note 10 to the Audited Covance Financial Statements, a Covance subsidiary, Covance Biotechnology, entered into an operating lease arrangement in June 1995 whereby a custom-designed, fully equipped facility would be constructed. The lease, which commenced in December 1996 upon completion of construction of the facility, requires minimum annual lease payments of approximately $5.3 million.

Foreign Currency

      Contracts between Covance's foreign subsidiaries and its clients are frequently denominated in currencies other than the applicable subsidiary's local currency. Accordingly, payments received for services rendered under such contracts are denominated in a currency different than the currency used for the payment of the subsidiary's expenses. Therefore, the subsidiary's net revenues, expenses and earnings are affected by fluctuations in exchange rates. In addition, Covance's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of such subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. Translation adjustments are reported as a separate section of stockholder's equity. To date, such adjustments have not been material to Covance's financial statements.

Taxes

      Since Covance conducts operations on a global basis, Covance's effective tax rate has and will continue to depend upon the geographic distribution of its pretax earnings among locations with varying tax rates. Covance's profits are further impacted by changes in the tax rates of the various jurisdictions. In particular, as the geographic mix of Covance's pre-tax earnings among various tax jurisdictions changes, Covance's effective tax rate may vary from period to period. See Note 5 to the Audited Covance Financial Statements.

Inflation

      While most of Covance's net revenues are earned under contracts, the long-term contracts (those in excess of one year) generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result Covance believes that the effects of inflation generally do not have a material adverse effect on its operations or financial condition.

Item 8.  Financial Statements and Supplementary Data


INDEX TO FINANCIAL STATEMENTS

                                                                                                                     Page
                                                                                                                     ----
FINANCIAL STATEMENTS OF COVANCE INC.

     Report of Price Waterhouse LLP--Independent Accountants....................................................      39

     Consolidated Financial Statements:

       Consolidated Balance Sheets--December 31, 1996 and 1995..................................................      40

       Consolidated Statements of Income--Years ended December 31, 1996, 1995 and 1994..........................      41

       Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995 and 1994......................      42

       Consolidated Statements of Stockholders' Equity--Years ended
         December 31, 1996, 1995 and 1994.......................................................................      43

       Notes to Consolidated Financial Statements...............................................................      44

                        REPORT OF INDEPENDENT ACCOUNTANTS

      To the Board of Directors and Stockholders of Covance Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of stockholders' equity appearing on pages 40 through 56 present fairly, in all material respects, the financial position of Covance Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
Price Waterhouse LLP
Morristown, NJ
January 27, 1997

                          COVANCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

(Dollars in thousands)                                                          1996                        1995
                                                                                -----                       -----
Assets
Current Assets:
    Cash and cash equivalents..........................................        $  25,416                  $  8,068
    Accounts receivable, net...........................................           93,700                    78,968
    Unbilled services..................................................           39,313                    18,217
    Inventory..........................................................           16,410                    14,004
    Deferred income taxes..............................................           17,529                    11,337
    Prepaid expenses and other assets..................................           25,526                    15,189
                                                                                --------                  --------
        Total Current Assets...........................................          217,894                   145,783
Property and equipment, net............................................          167,809                   140,708
Goodwill, net..........................................................           53,271                    24,028
Other assets...........................................................           12,073                    11,991
                                                                                --------                  --------
        Total Assets...................................................         $451,047                  $322,510
                                                                                ========                  ========
Liabilities and Stockholders' Equity
Current Liabilities:
    Trade accounts payable.............................................         $ 26,652                  $ 23,761
    Accrued payroll and benefits.......................................           28,212                    20,339
    Accrued expenses and other liabilities.............................           35,840                    24,701
    Unearned revenue...................................................           57,794                    41,879
    Income taxes payable...............................................            3,450                    16,631
                                                                                --------                  --------
        Total Current Liabilities......................................          151,948                   127,311

Long-term Debt.........................................................          163,000                        --
Due to Corning Incorporated and affiliates.............................               --                    89,836
Deferred income taxes..................................................            9,957                     6,406
Other liabilities......................................................           15,438                    16,440
                                                                                --------                  --------
        Total Liabilities..............................................          340,343                   239,993
                                                                                --------                  --------
Commitments and Contingent Liabilities
Stockholders' Equity:
    Common stock - Par value $0.01 per share; 140,000,000
       shares authorized; 57,063,644 shares issued and
       outstanding at December 31, 1996................................              571                        --
    Additional paid-in capital.........................................           48,970                    30,816
    Retained earnings..................................................           58,010                    48,653
    Cumulative translation adjustment..................................            3,153                     3,048
                                                                                --------                  --------
        Total Stockholders' Equity.....................................          110,704                    82,517
                                                                                --------                  --------
        Total Liabilities and Stockholders' Equity.....................         $451,047                  $322,510
                                                                                ========                  ========




   The accompanying notes are an integral part of these financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(Dollars in thousands, except per share data)                                1996               1995              1994
                                                                            -----              ------             ------
Net revenues...................................................          $ 494,828            $ 409,174          $  319,501
Cost and expenses
  Cost of revenue..............................................            324,345              270,726             213,490
  Selling, general and administrative expenses.................             80,014               64,201              48,892
  Spin-off related charge......................................             27,404                   --                  --
  Restructuring charge.........................................                 --                4,616                  --
  Depreciation and amortization................................             25,204               22,070              18,520
                                                                          --------             --------            --------
      Total....................................................            456,967              361,613             280,902
                                                                          --------             --------            --------
Income from operations.........................................             37,861               47,561              38,599
                                                                          --------             --------            --------
Other expense (income)
  Interest expense, net........................................              6,791                5,269               4,307
  Foreign exchange loss (gain).................................              1,116                 (784)              (712)
                                                                          --------             --------            --------
                                                                             7,907                4,485               3,595
                                                                          --------             --------            --------
Income before taxes and equity investee (gain) loss............             29,954               43,076              35,004
Taxes on income................................................             17,377               18,445              14,924
Equity investee (gain) loss....................................               (139)                 405                 435
                                                                          --------             --------            --------
Net income.....................................................          $  12,716            $  24,226           $  19,645
                                                                          ========             ========            ========

Earnings per share.............................................            $  0.22                  N/A                 N/A

Weighted average shares outstanding............................         57,063,644                  N/A                 N/A








   The accompanying notes are an integral part of these financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(Dollars in thousands)                                                       1996               1995              1994
                                                                             -----             ------            ------
Cash flows from operating activities
Net income..........................................................         $ 12,716           $ 24,226          $ 19,645
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation and amortization...................................           25,204             22,070            18,520
    ESOP component of spin-off related charge.......................           16,673                 --                --
    Restructuring reserve, net of cash paid.........................               --              2,965                --
    Deferred income tax provision...................................           (3,188)            (4,503)           (1,502)
    Related party charges...........................................            2,052              3,288             3,504
    Other...........................................................              237              1,266             1,375
Changes in operating assets and liabilities, net of effects
 of acquisitions
    Accounts receivable.............................................          (12,444)           (10,082)          (11,706)
    Unbilled services...............................................          (18,568)            (5,023)            2,058
    Inventory.......................................................           (1,911)            (2,576)             (603)
    Accounts payable................................................            2,327              6,783             4,372
    Accrued liabilities.............................................           15,800             11,669             7,550
    Unearned revenue................................................           14,701             (7,556)            2,894
    Income taxes payable............................................          (13,606)             8,673               194
    Other assets and liabilities, net...............................          (10,135)            (6,094)           (3,369)
                                                                              -------            -------           -------
Net cash provided by operating activities...........................           29,858             45,106            42,932
                                                                              -------            -------           -------
Cash flows from investing activities
    Capital expenditures............................................          (46,941)           (34,792)          (25,242)
    Acquisition of businesses, net of cash acquired.................          (33,883)           (14,000)          (10,789)
    Other, net......................................................               34                571            (2,432)
                                                                              -------            -------           -------
Net cash used in investing activities...............................          (80,790)           (48,221)          (38,463)
                                                                              -------            -------           -------
Cash flows from financing activities
    Proceeds from Long-term debt....................................          160,000                 --                --
    Due to Corning Incorporated and affiliates......................          (88,361)            14,236             6,079
    Capital contributions...........................................               --              1,000                --
    Dividends paid to Corning.......................................           (3,359)           (10,229)           (9,465)
                                                                              -------            -------           -------
Net cash provided by (used in) financing activities.................           68,280              5,007            (3,386)
                                                                              -------            -------           -------
Net change in cash and cash equivalents.............................           17,348              1,892             1,083
Cash and cash equivalents, beginning of year........................            8,068              6,176             5,093
                                                                              -------            -------           -------
Cash and cash equivalents, end of year..............................        $  25,416           $  8,068          $  6,176
                                                                              =======            =======           =======




   The accompanying notes are an integral part of these financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                  Additional                     Cumulative        Total
                                                   Common           Paid-in        Retained      Translation   Stockholders'
(Dollars in thousands)                              Stock           Capital        Earnings      Adjustment       Equity
                                                  --------         --------         -------       ---------      ---------
Balance, December 31, 1993..................              --        $ 23,024        $ 24,476      $  1,888        $  49,388
Net income..................................              --              --          19,645            --           19,645
Dividends paid to Corning...................              --              --          (9,465)           --           (9,465)
Capital contribution........................              --           3,504              --            --            3,504
Currency translation adjustment.............              --              --              --           836              836
                                                     -------         -------         -------        ------          -------
Balance, December 31, 1994..................              --          26,528          34,656         2,724           63,908
Net income..................................              --              --          24,226            --           24,226
Dividends paid to Corning...................              --              --         (10,229)           --          (10,229)
Capital contribution........................              --           4,288              --            --            4,288
Currency translation adjustment.............              --              --              --           324              324
                                                     -------         -------         -------        ------          -------
Balance, December 31, 1995..................              --          30,816          48,653         3,048           82,517
Net income..................................              --              --          12,716            --           12,716
Dividends paid to Corning...................              --              --          (3,359)           --           (3,359)
Capital contribution........................              --           2,052              --            --            2,052
Adjustment to reflect par value
 of shares issued in spin-off
 (56,208,644 shares)........................           $ 562            (562)             --            --               --
ESOP contribution (855,000 shares)..........               9          16,664              --            --           16,673
Currency translation adjustment.............              --              --              --           105              105
                                                     -------         -------         -------        ------          -------
Balance, December 31, 1996..................           $ 571        $ 48,970        $ 58,010      $  3,153        $ 110,704
                                                     =======         =======         =======        ======          =======

















   The accompanying notes are an integral part of these financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, unless otherwise indicated)


1.  Organization and Spin-off

      Organization

      Covance Inc. and its subsidiaries ("Covance") is a leading contract research organization providing a wide range of integrated product development services on a worldwide basis to the biotechnology, pharmaceutical and medical device industries. Also, Covance provides services such as health economics for managed care organizations, hospitals and health care provider networks, and early development and laboratory testing services to the chemical, agrochemical and food industries. Covance's operations involve a single industry segment for financial reporting purposes. At the present time, operations are principally focused in the United States and Europe.

      Spin-off

      Prior to December 31, 1996, Covance was an indirect wholly-owned business of Corning Incorporated ("Corning"). In May 1996, Corning's Board of Directors approved a plan to distribute to its stockholders on a pro rata basis all of its ownership interest in Covance (the "Spin-Off Distribution"). The intent of the plan was to create an independent, publicly-owned company (Covance). In June 1996, Corning submitted to the Internal Revenue Service ("IRS") a request for a ruling that the Spin-Off Distribution qualify as a tax free distribution under the Internal Revenue Code of 1986, as amended. In November 1996, the IRS approved that request. In November 1996, Corning's Board of Directors approved the final terms of the Spin-Off Distribution, and effective December 31, 1996 the Spin-Off Distribution was complete. Under the terms of the Spin-Off distribution, shareholder's of record of Corning common stock on December 31, 1996 received one share of Covance common stock for each four shares of Corning common stock held. As a result of the Spin-Off Distribution, Covance issued approximately 56.2 million shares of its common stock.

      In connection with the Spin-Off distribution, Covance recorded a one-time charge totaling $27.4 million ($19.7 million net of tax), consisting of the cost of establishing and funding two employee stock ownership plans (collectively, the "ESOP") and the direct costs incurred to effect the Spin-Off distribution. The ESOP component of the charge, which totaled $16.7 million, represents the fair market value of the shares (approximately 855,000) issued into the ESOP. The direct costs consist primarily of accounting, legal and other professional fees associated with Covance being established as a separate publicly traded entity.


2.  Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of all entities controlled by Covance, including Covance Biotechnology, a majority owned business. All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in affiliates in which Covance owns between 20 and 50 percent.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (Dollars in thousands, unless otherwise indicated)


      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      Foreign Currencies

      For subsidiaries outside of the United States that operate in a local currency environment, assets and liabilities are translated to United States dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated in a separate component of stockholders' equity. Transaction gains and losses are included in the determination of income.

      Cash and Cash Equivalents

      Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at date of purchase and consist principally of amounts temporarily invested in money market funds.

      Financial Instruments

      The fair value of cash, accounts receivable, trade accounts payable and accrued expenses are not materially different than their carrying amounts as reported at December 31, 1996 and 1995.

      Accounts receivable and unbilled services from Covance customers are concentrated primarily in the pharmaceutical and biotechnology industries. Covance monitors the creditworthiness of its customers to which it grants credit terms in the ordinary course of business. Although Covance customers are concentrated primarily within these two industries, management considers the likelihood of material credit risk exposure as remote. Covance in some cases requires advance payment for a portion of the contract price from its customers upon the signing of a contract for services. Historically, bad debts have been minimal.

      Inventory

      Inventories, which consist principally of supplies, are valued at the lower of cost (first-in, first-out method) or market.

      Property and Equipment

      Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight line method at rates adequate to allocate the cost of the applicable assets over their estimated useful lives, which range in term from three to thirty years.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (Dollars in thousands, unless otherwise indicated)


      Goodwill

      Goodwill (investment costs in excess of the fair value of net tangible assets acquired) is capitalized and amortized on a straight-line basis over the period expected to be benefited, which ranges from twenty to forty years.

      Impairment of Long-Lived Assets

      Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), was adopted in 1995. Assessments of the recoverability of long-lived assets are conducted when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the asset from the expected future undiscounted cash flows of related operations. The policy on impairment prior to the adoption of SFAS No. 121 was not materially different.

      Revenue Recognition

      Revenue is recognized using the cost-to-cost type of percentage-of-completion method of accounting for services rendered in connection with contractual arrangements, which generally range from a few months to two years. Revenue is recognized as costs are incurred on the basis of the relationship between costs incurred and total estimated costs. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Most service contracts may be terminated for a variety of reasons by Covance's customers either immediately or upon notice. The contracts often require payments to Covance to recover costs incurred, including costs to wind down the study and fees earned to date, and in some cases to provide Covance with a portion of the fees or profits that would have been earned under the contract had the contract not been terminated early.

      Revenue from performing clinical laboratory testing services is recognized as tests are completed. Revenue from other activities is recognized as services are performed or products are shipped.

      Unbilled receivables are recorded for revenue recognized to date that is currently unbillable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. Unbilled receivables are billable to customers within one year from the respective balance sheet date. Unearned revenue is recorded for advance billings to customers for which revenue has not been recognized at a given date.

      Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in revenue or expense since such fees are granted by customers on a "pass-thru basis" without risk or reward to Covance.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (Dollars in thousands, unless otherwise indicated)


      Costs and Expenses

      Cost of revenue generally includes appropriate amounts necessary to complete the revenue earning process and encompass direct labor and related benefit charges, other direct costs and allocable expenses (including facility charges, indirect labor and information technology costs). Selling, general and administrative expenses primarily consist of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and allocable expenses (facility charges and information technology costs). Advertising expense is recognized as incurred.

      Taxes on Income

      Covance uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in enacted tax rates is recognized in income in the period when the change is effective.

      Earnings per share

      Earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Earnings per share has been presented for 1996 based upon the number of Covance shares issued and outstanding as a result of the Spin-Off Distribution. Historical earnings per share has not been presented for periods prior to 1996 because Covance's status as a wholly-owned business of Corning for such periods does not permit a determination of the number of shares outstanding on a comparable or consistent basis. Common stock equivalents are not included in the earnings per share computation because they do not result in material dilution.


3.  Property and Equipment

      Property and equipment at December 31, 1996 and 1995 consist of the following:

                                                                                     1996                1995
                                                                                     -----               -----
Property and equipment at cost:
  Land...................................................................          $   6,859           $   2,996
  Buildings and improvements.............................................            116,176             105,291
  Equipment..............................................................            136,711             101,686
  Furniture, fixtures & leasehold improvements...........................             41,116              39,622
  Construction-in-progress...............................................              4,025               5,861
                                                                                    --------            --------
                                                                                     304,887             255,456
Less: Accumulated depreciation and amortization..........................           (137,078)           (114,748)
                                                                                    --------            --------
Property and equipment...................................................          $ 167,809            $140,708
                                                                                    ========            ========


      Depreciation and amortization expense aggregated $23.2 million, $20.8 million and $17.8 million for 1996, 1995 and 1994, respectively.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (Dollars in thousands, unless otherwise indicated)


4.  Acquisitions and Goodwill

      In October 1996, Covance acquired the stock of CRS Pacamed AG (now known as Covance Pharmaceutical Packaging Services AG) for a cash payment of approximately $14.4 million in a transaction accounted for as a purchase business combination. The goodwill resulting from this transaction aggregated $10.3 million.

      In March 1996, Covance acquired all of the assets and substantially all of the liabilities of Health Technology Associates, Inc. ("HTA", now known as Covance Health Economics and Outcomes Services Inc.) for an initial cash payment of approximately $14.9 million in a transaction accounted for as a purchase business combination. In accordance with the terms of the asset purchase agreement, Covance is contingently obligated to pay up to an additional $17.2 million in contingent purchase price if HTA achieves certain established earnings targets for the three year period ending March 1999. The goodwill resulting from the initial cash payment on this transaction aggregated $13.7 million.

      In January 1995, Covance acquired National Packaging Systems, Inc. ("NPS", now known as Covance Pharmaceutical Packaging Services Inc.) for an initial cash payment of $14.0 million in a transaction accounted for as a purchase business combination. In October 1996, Covance paid, pursuant to the terms of the acquisition agreement, an additional $7.0 million in contingent purchase price to former NPS shareholders as NPS achieved certain established earnings targets for the period January 1995 through September 1996. The goodwill resulting from this transaction aggregated $16.1 million.

      In April 1994, Covance acquired SciCor S.A. (now known as Covance Central Laboratory Services SA), a provider of laboratory testing services domiciled in Switzerland, for total consideration of approximately $10.8 million in a transaction accounted for as a purchase business combination. The goodwill resulting from this transaction aggregated $9.5 million.

      Results of operations for these entities have been included in the accompanying financial statements beginning on the respective dates of acquisition. Pro forma information for these entities has not been presented, due to their insignificance to Covance taken as a whole.

      Goodwill associated with these and prior acquisitions aggregated $53.3 million and $24.0 million, net of accumulated amortization of $5.2 million and $3.5 million at December 31, 1996 and 1995, respectively. Amortization expense aggregated $1.7 million, $0.9 million and $0.5 million for 1996, 1995 and 1994, respectively.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (Dollars in thousands, unless otherwise indicated)


5.  Taxes on Income

      Historically, Covance and its subsidiaries have operated under a tax sharing agreement with Corning, pursuant to which they were required to compute their provision for income taxes on a separate return basis and pay to Corning the separate Federal income tax return liability so computed. Covance's operations through December 31, 1996 will be included in the Federal income tax return filed by Corning.

      In connection with the Spin-Off Distribution, Covance entered into a tax indemnification agreement with Corning and a former affiliate of Corning that prohibits Covance for a period of two years after the date of the Spin-Off Distribution from taking certain actions that might jeopardize the favorable tax treatment of the Spin-Off Distribution under Section 355 of the Internal Revenue Code of 1986, as amended, and will provide Corning and the former affiliate of Corning with certain rights of indemnification against Covance. The tax indemnification agreement will also require Covance to take such actions as Corning and the former affiliate of Corning may request to preserve the favorable tax treatment provided for in any rulings obtained from the Internal Revenue Service in respect of the Spin-Off Distribution.

      Covance also entered into a tax sharing agreement with Corning and a former affiliate of Corning which allocates responsibility for federal, state and local taxes relating to taxable periods before the Spin-Off Distribution and provides for computing and apportioning tax liabilities and tax benefits for such periods.

      The components of income before taxes and the related provision (benefit) for taxes on income for 1996, 1995 and 1994 are as follows:

                                                            1996                 1995                1994
                                                            -----                -----              ------
Income before taxes and equity investee (gain) loss:
    Domestic...................................            $23,259              $ 32,771            $ 30,928
    International..............................              6,695                10,305               4,076
                                                            -------              -------             -------
      Total....................................            $29,954              $ 43,076            $ 35,004
                                                            =======              =======             =======
Federal income taxes:
    Current provision..........................            $17,108              $ 19,118            $ 12,167
    Deferred benefit...........................             (6,311)               (6,760)             (1,742)
International income taxes:
    Current (benefit) provision................              1,248                  (933)                602
    Deferred provision.........................              1,635                 3,434               1,440
State and other income taxes:
    Current provision..........................              4,174                 3,959               2,868
    Deferred benefit...........................               (477)                 (373)               (411)
                                                            -------              -------             -------
        Net income tax provision...............            $17,377              $ 18,445            $ 14,924
                                                            =======              =======             =======

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (Dollars in thousands, unless otherwise indicated)

      The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 1996, 1995 and 1994 are as follows:

                                                                 1996                 1995                1994
                                                                 -----                -----               -----
Taxes at statutory rate..............................             35.0%               35.0%                35.0%
State and local taxes, net of Federal benefit........              8.0                 5.5                  4.6
Non-deductible spin-off related charge...............              7.1                  --                   --
Goodwill amortization................................              2.1                 1.1                  0.5
Impact of international operations...................              1.8                (0.3)                 1.7
Other, net...........................................              4.0                 1.5                  0.8
                                                                  ----                ----                 ----
        Total........................................             58.0%               42.8%                42.6%
                                                                  ====                ====                 ====

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                                      1996                           1995
                                                                      -----                          -----
Current deferred tax assets:
    Liabilities not currently deductible...................          $15,571                      $  10,356
    Net operating losses...................................            2,332                            888
    Other..................................................              792                            538
                                                                     -------                        -------
    Gross current deferred tax assets......................           18,695                         11,782
    Less: valuation allowance..............................           (1,166)                          (445)
                                                                     -------                        -------
    Net current deferred tax assets........................          $17,529                       $ 11,337
                                                                     =======                        =======
Noncurrent deferred tax assets:
    Liabilities not currently deductible...................          $ 5,256                       $  5,857
    Less: valuation allowance..............................           (1,212)                            --
                                                                     -------                        -------
    Net noncurrent deferred tax assets.....................            4,044                          5,857
Noncurrent deferred tax liabilities:
    Property and equipment.................................          (14,001)                       (12,263)
                                                                     -------                        -------
    Net noncurrent deferred tax liabilities................         $ (9,957)                      $ (6,406)
                                                                     =======                        =======


      Income taxes payable at December 31, 1996 consist primarily of liabilities for state and international income taxes, while income taxes payable at December 31, 1995 consist of Federal income taxes payable to Corning of $17.0 million, state and other income taxes payable of $1.6 million and international income taxes receivable of $2.0 million. Covance paid income taxes of $25.5 million, $16.7 million and $17.0 million for the years 1996, 1995 and 1994, respectively.

      Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent they are taxable or expected to be remitted. Taxes have not been provided on $18.9 million of accumulated foreign unremitted earnings because those earnings are expected to remain invested indefinitely. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (Dollars in thousands, unless otherwise indicated)

6.  Long-Term Debt

      In connection with being established as a separate publicly traded company, Covance negotiated a five year $250 million senior revolving credit facility (the "Credit Facility") with a syndicate of banks. Under the Credit Facility, borrowings can be made in a number of different currencies until the fifth anniversary thereof at which time all outstanding loans must be paid in full. Under the Credit Facility, Covance has several different interest rate options. Interest on all outstanding borrowings during 1996 was computed based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin. Covance has the option to prepay the loans outstanding under the Credit Facility in whole or in part at any time, subject to payment of breakage costs, in certain circumstances. The Credit Facility contains certain covenants and requires the maintenance of key ratios, as defined in the Credit Facility.

      In order to repay Corning and affiliates for intercompany borrowings and income tax liabilities, Covance borrowed $160.0 million under the Credit Facility in November 1996. For the period of time during 1996 that this borrowing was outstanding, interest was incurred at the rate of approximately 6.0% per annum.


7.  Employee Benefit Plans

      Covance has several defined contribution plans covering substantially all of its full-time employees. Contributions to these plans aggregated $6.6 million, $4.9 million and $4.2 million for 1996, 1995 and 1994, respectively.


8.  Stockholders' Equity

      Preferred Stock

      Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 1996 no Covance Series Preferred Stock has been issued or is outstanding.

      Dividends - Common Stock

      While owned by Corning, Covance paid to Corning dividends of $3.4 million, $10.2 million and $9.5 million during 1996, 1995 and 1994, respectively. As a separate publicly traded company, Covance's Board of Directors may declare dividends on the shares of Covance Common Stock out of legally available funds (subject to any preferential rights of any outstanding Covance Series Preferred Stock). However, Covance has no present intention to declare dividends for the foreseeable future, but instead intends to retain earnings to provide funds for the operation and expansion of its business. In addition, the Credit Facility prohibits Covance from paying cash dividends on the Covance Common Stock during a default or event of default, as defined in the Credit Facility, or after giving effect to the payment of such dividends Covance would not be in compliance with the financial covenants of the Credit Facility.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (Dollars in thousands, unless otherwise indicated)


      Stock Compensation Plans

      In December 1996, Covance adopted, in connection with the Spin-Off Distribution, the Employee Equity Participation Program ("EEPP"). The EEPP consists of two plans: (a) a stock option plan (the "Covance Stock Option Plan"); and (b) an incentive stock plan (the "Covance Incentive Stock Plan"). The EEPP, which is administered by the Covance Compensation Committee of the Board of Directors, provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Covance common stock at no less than fair market value on the date of grant. Options granted are not exercisable for at least twelve months and expire no more than ten years from date of grant. The EEPP also authorizes the Covance Compensation Committee to award eligible employees shares, or the right to receive shares, of Covance common stock. The shares awarded may be subject to certain restrictions prohibiting sale or other disposition and may be subject to forfeiture, in certain circumstances. A maximum of 6.0 million shares may be optioned or granted to eligible employees under the EEPP.

      Also in December 1996, Covance adopted a stock purchase plan (the "Covance Stock Purchase Plan") pursuant to which Covance may make available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The Covance Stock Purchase Plan, which is administered by the Covance Compensation Committee, is intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deduction. A maximum of 1.0 million shares may be purchased by Covance Employees under the Covance Stock Purchase Plan.

      From 1990 through 1996, certain employees of Covance were granted restricted stock awards or options, or both, to purchase shares of Corning common stock under existing Corning stock award and option plans. In connection with the Spin-Off Distribution, options outstanding under the Corning stock option plans held by Covance employees and restricted share awards made to Covance employees were replaced by substitute awards under a newly established conversion plan (the "Covance Conversion Plan"). The Covance Conversion Plan has essentially all of the same characteristics as the EEPP. The replacement stock awards have the same terms and conditions as the Corning stock awards they replaced. The replacement stock options have the same vesting provisions, option periods and other terms and conditions and retain the same ratio of exercise price per share to market value per share and the same aggregate difference between market value and exercise price as the Corning stock options they replaced.

      Covance has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and accordingly, applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Had Covance elected to recognize compensation expense, in accordance with the provisions of SFAS No. 123, for the stock option awards granted under the Corning stock option plans to Covance employees and for the stock purchased by Covance employees under the Corning employee stock purchase program, its net income in 1996 and 1995 would have been $10.8 million and $23.8 million, respectively, and its earning per share in 1996 would have been $0.19. The fair value of the Corning stock options used to compute the pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 24.5%; risk free interest rate of 5.5% to 7.2%; and an expected holding period of five years.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (Dollars in thousands, unless otherwise indicated)


      The following table sets forth on a pro forma basis the stock option activity during 1996, 1995 and 1994 for the Covance stock options issued in replacement of the Corning stock options under the Covance Conversion Plan (grant dates are original Corning option grant dates):

                                                                        Number                    Weighted
                                                                       of Shares                   Average
                                                                    (in thousands)                  Price
                                                                      -----------                 ---------
                 Pro Forma:
  Options outstanding, January 1, 1994.....................                67.5                   $13.21
  Granted..................................................               429.1                   $15.28
                                                                         ------
  Options outstanding, January 1, 1995.....................               496.6                   $15.43
  Granted..................................................               306.0                   $15.81
  Exercised................................................                (0.3)                  $11.66
                                                                         ------
  Options outstanding, December 31, 1995...................               802.3                   $15.58
  Granted..................................................               268.6                   $17.61
  Exercised................................................                (8.4)                  $13.43
                                                                         ------
  Options outstanding, December 31, 1996...................             1,062.5                   $16.11
                                                                         ======

      The weighted average fair value of the stock options granted during 1996, calculated using the Black-Scholes option-pricing model with the assumptions as set forth above, is $6.20 per share.



      The following table sets forth the status of the options outstanding at December 31, 1996:

                                            Stock Options Outstanding                        Stock Options Exercisable
                                     --------------------------------------                   -----------------------
                                                      Weighted
             Option              Number                Average            Weighted            Number            Weighted
              Price             of Shares             Remaining            Average           of Shares           Average
              Range          (in thousands)       Contractual Life          Price         (in Thousands)          Price
           -----------         -----------          -------------         ---------        ------------         ---------
      $11.66 - $16.49             787.2                8.1 years            $15.58              212.8             $15.23
      $16.50 - $19.57             275.3                9.3 years            $17.63                3.7             $18.40

      In connection with the Spin-Off Distribution, Covance established two employee stock ownership plans (collectively, the "ESOP") for the benefit of all active Covance employees as of December 31, 1996. Covance contributed approximately 855,000 shares of its common stock into the ESOP. The shares contributed were allocated among the plan participants based upon a percentage of each employees annual compensation. As a result of this contribution, Covance recorded a one-time charge of $16.7 million, representing the fair market value of the shares issued into the ESOP.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (Dollars in thousands, unless otherwise indicated)


9.  Restructuring Charge

      In 1995, Covance recorded a provision for restructuring charges totaling $4.6 million as a result of management's decision to discontinue certain nonstrategic operations. The restructuring charge consisted of employee termination costs of $1.5 million (relating to approximately 90 employees), the write-off of fixed assets of $1.7 million and costs of exiting leased facilities of $1.4 million. During 1995 approximately 50 of the employees had been terminated and a total of approximately $1.7 million had been charged against the restructuring reserve. During 1996, the remaining 40 employees were terminated and all other substantive activities to complete the restructuring plan were completed. At December 31, 1996 approximately $1.0 million in restructuring reserves remain relating to facility lease obligations, which are expected to be paid during 1997.


10.  Commitments and Contingent Liabilities

      Minimum rental commitments under noncancellable operating leases, primarily office and laboratory facilities (including the Covance Biotechnology facility), in effect at December 31, 1996 are as follows:

           Year ended December 31,
           1997...........................................       $24,514
           1998...........................................       $21,434
           1999...........................................       $18,910
           2000...........................................       $16,183
           2001...........................................       $13,169
           2002 and beyond................................       $20,619

      Operating lease rental expense aggregated $16.1 million, $14.1 million and $11.0 million for 1996, 1995 and 1994, respectively.

      In June 1995, Covance Biotechnology ("lessee") entered into a lease arrangement whereby a custom-designed, fully equipped facility would be constructed for the lessee at a cost of approximately $55 million to perform specialized research and manufacturing activities for biotechnology and pharmaceutical companies. The lessor in this arrangement is a subsidiary of one of the largest banks in the United States. The lease arrangement contains purchase and cancellation options for the lessee at any time during the ten year period covered by the lease arrangement. Although the lease arrangement is cancelable by the lessee at any time throughout the ten year period, an initial lease term of five years, representing management's estimate at the lease inception date of the period in which occupancy of the facility is reasonably assured, has been selected for financial reporting purposes. The initial term of the lease commenced in December 1996, upon completion of construction of the facility. The annual minimum lease payments total approximately $5.3 million. The lease arrangement is classified as an operating lease.

      A purchase price option has been established at specific dates over the ten year period covered by the lease arrangement. Using current estimates, the purchase price would approximate $52 million at the end of the first year and decreases on an amortizing basis to approximately $37 million at the end of the tenth year.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (Dollars in thousands, unless otherwise indicated)


      The cancellation option provisions of the lease arrangement stipulate a residual value guarantee by Covance at specific dates over the ten year period. Sale of the facility is stipulated in the lease arrangement at such time that the lessee exercises the cancellation option provisions. The lessee's residual value guarantee ("Deficiency Payment") is unconditionally payable to the lessor in the event that the lessee terminates the lease arrangement and the sale of the facility results in receipt of sales proceeds by the lessor in an amount less than the lessor's unamortized investment in the lease arrangement. The lessee's maximum Deficiency Payment would approximate $35 million at the end of the first year and decreases to approximately $25 million at the end of the tenth year, assuming that the sales proceeds received by the lessor were zero.


11.  Geographic Information

                                         United                   Europe &
                                         States                     Other
                                         ------                    -------
Net revenue:
      1996.......................         $348,996                  $145,832
      1995.......................         $286,474                  $122,700
      1994.......................         $242,131                  $ 77,370

Income from operations:
      1996.......................         $ 29,244(1)               $  8,617(1)
      1995.......................         $ 34,799(2)               $ 12,762
      1994.......................         $ 32,710                  $  5,889

Identifiable assets:
      1996.......................         $297,386                  $153,661
      1995.......................         $229,720                  $ 92,790
      1994.......................         $202,986                  $ 69,006


      (1) Excluding the impact of the 1996 one-time spin-off related charge totaling $27,404, United States and European & Other income from operations were $48,848 and $16,417, respectively.

      (2) Excluding the impact of the 1995 restructuring provision totaling $4,616, United States income from operations was $39,415.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (Dollars in thousands, unless otherwise indicated)


12.  Related Party Transactions

      Historically, Covance had participated in Corning's centralized treasury and cash management processes. For domestic operations, cash received from operations was generally transferred to Corning on a daily basis. For international operations, excess cash was periodically transferred to Corning. Cash disbursements for operations, acquisitions and other investments was funded as needed from Corning. Substantially all of Covance's borrowings during 1996 (prior to the establishment of the Credit Facility), 1995 and 1994 were from Corning. The blended rate on those borrowings for 1996, 1995 and 1994 was approximately 6.0%.

      During 1996, 1995 and 1994, certain members of Covance management participated in various stock compensation programs sponsored by Corning resulting in Covance recognizing compensation expense of $1.5 million, $0.4 million and $0.1 million, respectively.

      During 1996, 1995 and 1994 Corning and affiliates provided a number of administrative functions to Covance which resulted in charges of $3.4 million, $5.3 million and $5.7 million being recorded in Covance's results of operations for 1996, 1995 and 1994, respectively. Management believes the method used to allocate such costs is reasonable under the circumstances. The charges for these functions are included primarily in selling, general and administrative expenses and do not necessarily reflect the amount of expenses that would have been incurred by Covance on a stand-alone basis. In certain cases, related party expenses allocated to Covance have not required reimbursement in cash and, accordingly, have been treated as capital contributions.


13.  Quarterly Financial Information (Unaudited)

      The following is a summary of unaudited quarterly financial information for 1996 and 1995:

                                                          First            Second             Third            Fourth
Year Ended December 31, 1996                             Quarter           Quarter           Quarter           Quarter
----------------------------                             -------           -------           -------           -------
Net revenues.......................................      $108,697          $121,530          $127,179          $137,422
Income (loss) from operations......................        14,038            17,335            17,502           (11,014)(1)
Net income.........................................         7,307             8,830             9,074           (12,495)(1)

                                                          First            Second             Third            Fourth
Year Ended December 31, 1995                             Quarter           Quarter           Quarter           Quarter
----------------------------                             -------           -------           -------           -------
Net revenues.......................................      $ 91,974          $104,813          $106,099          $106,288
Income from operations.............................        12,983             9,665(2)         13,671            11,242
Net income.........................................         6,547             4,449(2)          7,516             5,714


 (1) Excluding the impact of the 1996 one-time spin-off related charge totaling $27,404 ($19,725 net of tax), income from operations and net income in the fourth quarter of 1996 were $16,390 and $7,230, respectively.

 (2) Excluding the impact of the 1995 restructuring provision totaling $4,616 ($2,770 net of tax), income from operations and net income in the second quarter of 1995 were $14,281 and $7,219, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure

      None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Management

      Directors. The Covance Board of Directors ("Covance Board") is comprised of seven Directors and is divided into three classes, each class is elected for a three-year term at the annual meeting of stockholders. Set forth below is the names and ages of each Director, and their class and term of office. Messrs. Campbell, Kuebler and Ughetta are continuing Directors of the Company. In connection with the Distribution, Messrs. Baylis, Lerner, MacDonald, and Morris were elected to the Covance Board on December 31, 1996. The Company does not intend to hold an annual meeting of stockholders until Spring 1998.

Name                               Age            Class        Term Expires
----------------------------       ---            -----        ------------
Robert M. Baylis                    58              I             1998
Van C. Campbell                     58             III            2000
Christopher A. Kuebler              43             III            2000
Irwin Lerner                        66              I             1998
J. Randall MacDonald                48              II            1999
Nigel W. Morris                     38             III            2000
William C. Ughetta                  63              II            1999

      Robert M. Baylis was a Vice Chairman of CS First Boston Corporation ("First Boston"), a financial services company, from March 1992 to March 1994, and from August 1995 to January 1996. He was Chairman and Chief Executive Officer of CS First Boston Pacific Inc./Hong Kong from March 1994 to August 1995. Prior to March 1992, Mr. Baylis held a variety of positions with First Boston, including Managing Director-Investment Banking Group and Managing Director-Equity Security Department. Prior to his retirement, Mr. Baylis was with First Boston for over 33 years. He is also a director of Host Marriott Corporation (hotels), Gryphon Holdings, Inc. (insurance), Home State Holdings, Inc. (insurance) and New York Life Insurance Company (insurance). Mr. Baylis has been a member of the Covance Board since December 1996.

      Van C. Campbell is the Vice Chairman of Corning, an affiliate of the Company prior to the Distribution Date, which he joined in 1964. He was elected assistant treasurer in 1971, treasurer in 1972, a vice president in 1973, financial vice president in 1975 and senior vice president for finance in 1980. He became general manager of the Consumer Products Division in 1981. Mr. Campbell was elected Vice Chairman and a director of Corning in 1983. He is a director of Armstrong World Industries, Inc. (flooring and building products), General Signal Corporation (industrial products) and Quest Diagnostics, Inc. (clinical testing), an affiliate of the Company prior to the Distribution Date. Mr. Campbell has been a member of the Covance Board since May 1995.

      Christopher A. Kuebler has been Covance's President and Chief Executive Officer since November 1994. From March 1993 through November 1994, he was the Corporate Vice President, European Operations for Abbott Laboratories Inc. ("ALI"), a diversified health care company. From January 1991 until March 1993, Mr. Kuebler was the Vice President, Sales and Marketing for ALI's Pharmaceutical Division. Mr. Kuebler has been a member of the Covance Board since November 1994, and was elected Chairman in November 1996. Mr. Kuebler also serves in various executive officer and director capacities of Covance's subsidiaries.

      Irwin Lerner was the Chairman of the Board of Directors and Executive Committee of Hoffmann-La Roche, Inc. ("Roche"), a pharmaceutical company, from January to September 1993. From April 1980 to January 1993, Mr. Lerner was the President and Chief Executive Officer of Roche. He is also a director of Humana, Inc. (HMO), Medarex, Inc. (biotechnology), Public Service Enterprise Group Inc. (public utility) and Sequana Therapeutics, Inc. (genomics). Mr. Lerner has been a member of the Covance Board since December 1996.

      J. Randall MacDonald has been the Senior Vice President-Human Resources and Administration for the GTE Corporation, a telecommunications company, since April 1995. Prior to April 1995, Mr. MacDonald held various senior positions with GTE, including Vice President-Employee Relations and Organizational Development (from 1988) and Vice President of Organizational Development (from
1986). Mr. MacDonald joined GTE in 1983 as a Director of Employee Relations. Mr. MacDonald has been a member of the Covance Board since December 1996.

      Nigel W. Morris has been the President and Chief Operating Officer of Capital One Financial Corporation ("Capital One"), a financial services company, since July 1994. Mr. Morris was an Executive Vice President of the Signet Banking Corporation ("Signet Bank") credit card division from May 1993 to November 1994. From October 1988 until April 1993, Mr. Morris was the Senior Vice President-Policy/Strategy-Credit Card Business for Signet Bank. He is also a director of Capital One and a member of Visa U.S.A. Inc.'s Marketing Committee. Mr. Morris has been a member of the Covance Board since December 1996.

      William C. Ughetta is the Senior Vice President and General Counsel of Corning, an affiliate of the Company prior to the Distribution Date. Mr. Ughetta joined Corning in 1968 as assistant secretary and assistant counsel. He was elected secretary of the corporation in 1971 and vice president in 1972. He was elected a senior vice president in 1983. Mr. Ughetta has been a member of the Covance Board since July 1996. He is a director of Siecor Corporation (fiber optics) and Chemung Canal Trust Company (banking).

      Directors' Compensation. Each director of Covance, other than a director who is an employee of Covance, receives $15,000 annually for services as a director and is also paid $1,000 for each meeting of the Covance Board and $500 for each meeting of any committee thereof which he attends.

      Pursuant to a Directors Deferred Compensation Plan ("DDCP"), adopted December 1996, each director may elect to defer until a date specified by him receipt of all or a portion of his cash compensation. Such plan provides that amounts deferred may be allocated to (i) a cash account upon which amounts deferred may earn interest, compounded quarterly, at the base rate of Citibank, N.A. in effect on certain specified dates, (ii) a market value account, the value of which will be based upon the market value of Covance Common Stock from time to time, or (iii) a combination of such accounts. All six non-employee directors are eligible to participate in the DDCP.

      Non-Employee Directors also participate in a Director's Restricted Stock Plan ("DRSP"), adopted December 1996, pursuant to which Covance issues to each non-employee director elected 200 shares of Covance Common Stock for each year of their term of service, subject to forfeiture and restrictions on transfer, and 2,000 shares upon such director's election, subject to forfeiture and restrictions on transfer.

      Committees of the Board of Directors. Covance has established three Board committees: the Audit and Finance Committee, the Corporate Governance Committee, and the Compensation Committee (collectively, the "Committees"). The Committees were established in December 1996. No meetings of any of these Committees took place in 1996. The Audit and Finance Committee examines and considers matters relating to the financial affairs of Covance, including reviewing Covance's annual financial statements, the scope of the independent and internal audits and the independent auditor's letter to management concerning the effectiveness of Covance's internal financial and accounting controls. The Audit and Finance Committee's members are Mr. Baylis (Chairman), Mr. Campbell and Mr. Ughetta. The Corporate Governance Committee examines, considers and makes recommendations concerning various policies relating to the management of the Company, including policies concerning the evaluation and remuneration of Directors, and performance requirements for Directors. The Corporate Governance Committee's members are Mr. Morris (Chairman), Mr. Kuebler, Mr. MacDonald and Mr. Ughetta. The Compensation Committee makes recommendations to the Covance Board with respect to programs for human resource development and management organization and succession, determine senior executive compensation, consider and make recommendations to the Covance Board with respect to compensation matters and policies and employee benefit and incentive plans, administer such plans, and administer Covance's stock option and equity based plans and grant stock options and other rights under such plans. The Compensation Committee's members are Mr. MacDonald (Chairman), Mr. Morris and Mr. Lerner.

      Executive Officers. In addition to Mr. Kuebler, the following persons serve as executive officers of Covance:

      Richard J. Andrews (49) has been a Corporate Senior Vice President of Covance since July 1996. In addition, Mr. Andrews has served as the President of Covance Central Laboratory Services Inc. ("Central Labs"), a wholly owned subsidiary of Covance, since June 1994. From January 1993, Mr. Andrews has served as the President of Covance Central Laboratory Services S.A. ("Central Labs S.A."), a wholly owned subsidiary of Central Labs. Central Labs and Central Labs S.A. provide the Company's central laboratory services. Prior to January 1993, Mr. Andrews served in various executive capacities in Europe, including Worldwide Business Director, for Dupont International S.A., a multinational chemical and pharmaceutical company. Mr. Andrews also serves as a director of several of Covance's subsidiaries.

      Michael Giannetto (34) has been the Company's Controller since July 1996 and a Vice President since November 1996. From December 1992 to March 1995, Mr. Giannetto was the Manager of Financial Reporting and Technical Accounting for Corning Life Sciences Inc. ("CLSI"), an affiliate of the Company prior to the Distribution Date. From March 1995 to July 1996, Mr. Giannetto was the Business Controller for Covance. Prior to December 1992, Mr. Giannetto was a Senior Audit Manager for Deloitte & Touche.

      Charles C. Harwood, Jr. (43) has been the Company's Corporate Senior Vice President and Chief Financial Officer since July 1996. From November 1994 to July 1996, Mr. Harwood was the Company's Vice President and Chief Financial Officer. From May 1993 to November 1994, Mr. Harwood was Executive Director, Finance of Covance. From January 1993 to May 1993, Mr. Harwood was Chief Financial Officer and Vice President of Finance with Integrated Telecom Technologies, Inc. Prior to that position, he was the President of Pembroke Development Co., Inc., a commercial real estate development company. Mr. Harwood also serves as a director of Bio-Imaging, Covance Biotechnology and several of Covance's subsidiaries.

      Jeffrey S. Hurwitz (36) has been the Company's Corporate Senior Vice President, General Counsel and Secretary since July 1996. From November 1994 to July 1996, Mr. Hurwitz was Covance's Vice President, General Counsel and Secretary. From October 1993 to November 1994, Mr. Hurwitz was Covance's General Counsel and Secretary. From May 1992 to October 1993, Mr. Hurwitz was an Assistant Counsel and Assistant Secretary for CLSI, an affiliate of the Company prior to the Distribution Date. From August 1991 to May 1992, Mr. Hurwitz was an Assistant Counsel for Corning, an affiliate of the Company prior to the Distribution Date. From February 1991 to June 1991, Mr. Hurwitz was an Associate with the law firm of Luskin & Stern. Prior to February 1991, Mr. Hurwitz was an Associate with the law firm of Shearman & Sterling. Mr. Hurwitz also serves as a director of Bio-Imaging, Covance Biotechnology and several of Covance's subsidiaries.

      Kim D. Lamon, M.D., Ph.D. (44) has been a Corporate Senior Vice President of Covance since July 1996. In addition, Dr. Lamon has been the President of Covance Clinical and Periapproval Services Inc. ("CAPS") and Covance Periapproval Services Inc. ("CPSI") since May 1996. CAPS and CPSI, and their European affiliates, provide the Company's clinical and periapproval services. From April 1994 until May 1996, he was the Executive Vice President, Chief Medical Officer for Quest Diagnostics Incorporated, and Senior Vice President, Science and Technology for CLSI, in each case an affiliate of the Company prior to the Distribution Date. From July 1992 until April 1994, Dr. Lamon was Senior Vice President, Clinical Research and Development and Executive Medical Director for Rhone-Poulenc Rorer ("RPR"), a pharmaceutical company. Prior to July 1992, Dr. Lamon was Senior Vice President, Clinical Research and Regulatory Affairs at RPR. Dr. Lamon received his M.D. and Ph.D. in Pharmacology from Thomas Jefferson University. Since 1989, Dr. Lamon has been an Adjunct Assistant Professor of Pharmacology at Thomas Jefferson University. Dr. Lamon also serves as a director of several of Covance's subsidiaries.

      James D. Utterback (41) has been the Company's Corporate Senior Vice President and Group President, Global Ventures, since August 1995. Global Ventures is responsible for the Company's international expansion plans. Mr. Utterback has also been responsible for Covance's global clinical packaging operations since August 1995. From May 1994 until August 1995, Mr. Utterback was the Senior Vice President, Human Resources and Quality for CLSI, an affiliate of the Company prior to the Distribution Date. Prior to May 1994, Mr. Utterback served in various executive capacities, including Chief Executive Officer in South Africa, for RPR, a pharmaceutical company. Mr. Utterback has worked in the pharmaceutical industry since 1985, living in Europe, Africa and the United States. Mr. Utterback also serves as a director of several of Covance's subsidiaries.

      Michael G. Wokasch (45) has been a Corporate Senior Vice President of Covance since July 1996. In addition, Mr. Wokasch has been the President of Covance Laboratories Inc. ("Labs"), a wholly owned subsidiary of Covance, since July 1995. Labs and its affiliates provide the Company's preclinical services. From January 1992 until July 1995, Mr. Wokasch served as Divisional Vice President of Sales of ALI. From October 1991 to January 1992, Mr. Wokasch served as Director for New Product/Marketing/Development & Scientific Relations at ALI. Prior to October 1991, Mr. Wokasch was a Director, New Product Development at ALI. Mr. Wokasch also serves as a director of several of Covance's subsidiaries.

Item 11.  Executive Compensation

      Compensation. The following table sets forth information with respect to annual and long-term compensation paid by Covance and its subsidiaries, or its affiliates (prior to the Distribution Date) as noted in the footnotes, to each of the chief executive officer and the four other most highly compensated executive officers (collectively, the "named executive officers") of Covance during the years ended December 31, 1996, 1995 and 1994 for services rendered by each of the named executive officers. Unless otherwise noted, all references in the following tables and footnotes to stock and stock options relate to awards of, and options to purchase, Corning Common Stock. Effective on the Distribution Date, all such Corning awards were terminated or otherwise forfeited. See Footnote 2 to this table. The Corning awards are being presented for historical purposes only.


                                                      SUMMARY COMPENSATION TABLE

                                                                                      Long-Term Compensation
                                               Annual Compensation (1)                   Awards (1) (2)
                                   ____________________________________________     ____________________________

                                                                                    Restricted      Securities      All Other
        Name and                                                   Other Annual       Stock         Underlying    Compensation
   Principal Position     Year     Salary            Bonus         Compensation       Awards (3)      Options (4)      (1) (5)
____________________________________________________________________________________________________________________________________
Christopher A. Kuebler,  1996     345,833          231,000            72,447 (14)     (18)              -0-              72,043
Chairman, President and  1995     322,567          303,958            50,427          (19)              (26)             68,680
Chief Executive Officer  1994      51,667 (8)      101,679             -0-            -0-               (26)              2,140
____________________________________________________________________________________________________________________________________
Richard J. Andrews,      1996     231,444          106,696             -0-            -0-               (27)             58,788
Corporate Senior Vice    1995     222,833          176,512             -0-            -0-               -0-              57,478
President; President,    1994     197,635           41,000             -0-            -0-               (27)             50,499
Covance Central
Laboratory Services Inc.
____________________________________________________________________________________________________________________________________
Kim D. Lamon (6),        1996     206,111 (9)      156,957 (12)       40,745 (15)     (20)              -0-              55,786
Corporate Senior Vice    1995       (9)              (12)             34,097          (21)              (28)             58,060
President; President,    1994       (9)              (12)              -0-            -0-               (28)             18,534
Covance Clinical and
Periapproval Services
Inc. and Covance
Periapproval Services
Inc.
____________________________________________________________________________________________________________________________________
James D. Utterback (7),  1996     244,565          162,200            34,254 (16)     (22)              -0-              45,376
Corporate Senior         1995      98,820 (10)      78,738 (13)       26,831          (23)              (29)             41,595
Vice President; Group    1994       (10)             (13)              -0-            -0-               (29)             17,509
President, Global
Ventures
____________________________________________________________________________________________________________________________________
Michael G. Wokasch,      1996     202,614          103,334             -0-   (17)     (24)              -0-              17,730
Corporate Senior         1995     100,000 (11)      76,500             -0-            (25)              (30)              4,740
Vice President;
President, Covance
Laboratories, Inc.
____________________________________________________________________________________________________________________________________

       (1) As noted in the footnotes set forth below, compensation disclosed in this table, including the footnotes thereto, may reflect compensation paid by the Company, Corning, Quest or CLSI, for services rendered by the named executive to entities other than the Company.

       (2) All awards reflected in these columns, including the footnotes thereto, reflect awards to the named executives by Corning for Corning securities. Except to the extent noted in the footnotes below, all such awards were terminated or forfeited on the Distribution Date. For the purpose of the discussion set forth in the footnotes below, (i) a "terminated" Corning stock or option award refers to Corning awards which ended as at the Distribution Date but were eligible for regrant by the Company pursuant the Conversion Plan (as hereinafter defined) and (ii) a "forfeited" Corning stock or option award refers to Corning awards which ended as at the Distribution Date and were not eligible for regrant under any Company plan.

       (3) No Covance restricted stock awards were granted in 1996. All restricted stock awards granted in 1996, 1995 and 1994 were for shares of Corning common stock granted pursuant to Corning benefit plans. Except as noted below, all such Corning restricted stock awards terminated as at the Distribution Date and were replaced by Company restricted stock awards pursuant to the Conversion Plan as follows: (i) for Mr. Kuebler, an aggregate of 31,805 Corning restricted shares were terminated and 15,000 shares were forfeited, all at the Distribution Date, and an aggregate of 62,579 Covance shares were granted in January 1997 pursuant to the Conversion Plan; (ii) for Dr. Lamon, an aggregate of 14,841 Corning restricted shares were terminated, 11,250 shares were forfeited and 3,750 shares were released from restriction, all at the Distribution Date, and an aggregate of 29,201 Covance shares were granted in January 1997 pursuant to the Conversion Plan; (iii) for Mr. Utterback, an aggregate of 7,076 Corning restricted shares were terminated, 7,500 shares were forfeited and 2,500 shares were released from restriction, all at the Distribution Date, and an aggregate of 13,923 Covance shares were granted in January 1997 pursuant to the Conversion Plan; and (iv) for Mr. Wokasch, an aggregate of 5,950 Corning restricted shares were terminated, 2,250 shares were forfeited and 750 shares were released from restriction, all at the Distribution Date, and an aggregate of 11,707 Covance shares were granted in January 1997 pursuant to the Conversion Plan. Conversion Plan restricted shares, in substitution of all terminated Corning restricted shares, were granted to the named executives on January 31, 1997, which shares are subject to forfeiture conditions and restrictions on transfer until July 1, 1997.

       (4) No Covance options were granted in 1996. All options granted in 1996, 1995 and 1994 were options for shares of Corning common stock granted pursuant to Corning benefit plans. All such Corning options terminated as at the Distribution Date and were replaced by Company options pursuant to the Conversion Plan, as noted below. Conversion Plan options, in substitution of the Corning options, were granted to the named executives on January 31, 1997.

       (5) Includes the following amounts contributed by Covance, except as noted, as matching contributions to such individuals 401(k) Plan (as defined below) account for 1996: $6,531 for Mr. Kuebler, $6,517 for Mr. Andrews, $5,774 for Dr. Lamon, $8,250 for Mr. Utterback and $8,250 for Mr. Wokasch. In addition, pursuant to a non-qualified benefit plan of which Mr. Andrews is the sole beneficiary, Mr. Andrews received a 1996 Company contribution of $43,951 to his account in such plan. Also includes a $12,840 automobile allowance received by each of Messrs. Kuebler, Utterback and Dr. Lamon, $8,320 received by Mr. Andrews and $9,480 received by Mr. Wokasch. Also includes (i) the forgiveness of 20% of principal on interest-free loans made by Covance to the following individuals, for the following amounts forgiven: $40,000 for Mr. Kuebler, $30,000 for Dr. Lamon, and $20,000 for Mr. Utterback, and (ii) imputed interest on such loans to the following individuals for the following amounts: $12,672 for Mr. Kuebler, $7,172 for Dr. Lamon and $4,286 for Mr. Utterback. The original principal amount of such loans were $200,000 for Mr. Kuebler, $150,000 for Dr. Lamon and $100,000 for Mr. Utterback, which loans are to be forgiven over a five year period provided such individuals continue to be employed by Covance. Such loans were made to assist these individuals in relocating to the New Jersey area.

       (6) Dr. Lamon joined the Company in May 1996. All compensation and benefits reflected in this table for fiscal 1994 and 1995, and January through May 1996, reflect compensation received from CLSI or Quest, affiliates of the Company prior to the Distribution Date, for services performed for such company. All stock and option awards during such dates were issued by Corning for CLSI or Quest performance by Dr. Lamon.

       (7) Mr. Utterback joined the Company in August 1995. All compensation and benefits reflected in this table for fiscal 1994, and January through August 1995, reflect compensation received from CLSI or Quest, affiliates of the Company prior to the Distribution Date, for services performed for such company. All stock and option awards during such dates were issued by Corning for CLSI or Quest performance by Mr. Utterback.

       (8)   Mr. Kuebler joined the Company in November 1994.

       (9) For the period January through April 1996, Dr. Lamon also received salary from CLSI (an affiliate of the Company prior to the Distribution Date), for work performed for CLSI or Quest, in the amount of $115,813. In fiscal 1995 and 1994, Dr. Lamon received salary from CLSI, for work performed for CLSI or Quest, in the amounts of $309,417 and $200,000, respectively.

       (10) For the period January through July 1995, Mr. Utterback also received salary from CLSI (an affiliate of the Company prior to the Distribution Date), for work performed for CLSI or Quest, in the amount of $138,347. In fiscal 1994, Mr. Utterback received salary from CLSI, for work performed for CLSI or Quest, in the amount of $153,333.

       (11)  Mr. Wokasch joined the Company in July 1995.

       (12) For the period January through April 1996, Dr. Lamon received a bonus from CLSI (an affiliate of the Company prior to the Distribution Date), for work performed for CLSI or Quest, in the amount of $37,102. In fiscal 1995 and 1994, Dr. Lamon received bonuses from CLSI, for work performed for CLSI or Quest, in the amounts of $160,265 and $175,625, respectively.

       (13) For the period January through July 1995, Mr. Utterback also received a bonus from CLSI (an affiliate of the Company prior to the Distribution Date), for work performed for CLSI or Quest, in the amount of $26,088. In fiscal 1994, Mr. Utterback received a bonus from CLSI, for work performed for CLSI or Quest, in the amount of $134,646.

       (14) The amount shown for Mr. Kuebler reflects (i) dividends on shares of Corning restricted stock granted but not earned within one year from the date of grant, (ii) tax and financial counseling services,
             (iii) transportation services and (iv) tax reimbursement allowances in the aggregate amount of $42,727, which are intended to offset the inclusion in taxable income of the value of certain benefits.

       (15) The amount shown for Dr. Lamon reflects (i) dividends on shares of Corning restricted stock granted but not earned within one year from the date of grant, (ii) tax and financial counseling services,
             (iii) transportation services and (iv) tax reimbursement allowances in the aggregate amount of $27,545, which are intended to offset the inclusion in taxable income of the value of certain benefits.

       (16) The amount shown for Mr. Utterback reflects (i) dividends on shares of Corning restricted stock granted but not earned within one year from the date of grant, (ii) tax and financial counseling services,
             (iii) transportation services and (iv) tax reimbursement allowances in the aggregate amount of $21,364, which are intended to offset the inclusion in taxable income of the value of certain benefits.

       (17) The value of benefits received by the named individual did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported.

       (18) Pursuant to Corning's Corporate Performance Plan/CPP-6, Mr. Kuebler was granted 13,500 Corning restricted performance shares in December 1995. Mr. Kuebler, pursuant to the terms of such plan, earned an aggregate of 16,065 Corning restricted shares in fiscal 1996, valued at $743,006 as of December 31,1996. As a result of the Distribution, Mr. Kuebler's rights to such CPP-6 shares were terminated. See Footnote 3 with respect to shares granted to Mr. Kuebler pursuant to the Conversion Plan in January 1997 as a replacement for all terminated Corning shares. Forfeited shares were not replaced.

       (19) Pursuant to Corning's Corporate Performance Plan/CPP-5, Mr. Kuebler was granted 10,000 Corning restricted performance shares in December 1994. Mr. Kuebler, pursuant to the terms of such plan, earned an aggregate of 10,740 Corning restricted shares in fiscal 1995, valued at $326,926 as of December 31, 1995. As a result of the Distribution, Mr. Kuebler's rights to such CPP-5 shares were terminated. Furthermore, pursuant to a Corning benefit plan, Mr. Kuebler was also granted 20,000 restricted shares ("Career Shares") valued at $608,800 as of December 31, 1995. Such Career Shares were subject to certain restrictions on transfer until retirement, and certain forfeiture provisions. With respect to such Career Shares, 5,000 shares were terminated and 15,000 shares were forfeited as at the Distribution Date. See Footnote 3 with respect to shares granted to Mr. Kuebler pursuant to the Conversion Plan in January 1997 as a replacement for all terminated Corning shares. Forfeited shares were not replaced.

       (20) Pursuant to Corning's Corporate Performance Plan/CPP-6, Dr. Lamon was granted 10,000 Corning restricted performance shares in December 1995. Dr. Lamon, pursuant to the terms of such plan, earned an aggregate of 11,900 Corning restricted shares in fiscal 1996, valued at $550,375 as of December 31, 1996. As a result of the Distribution, Dr. Lamon's rights to such CPP-6 shares were terminated. See Footnote 3 with respect to shares granted to Dr. Lamon pursuant to the Conversion Plan in January 1997 as a replacement for all terminated Corning shares. Forfeited shares were not replaced.

       (21) Pursuant to Corning's Corporate Performance Plan/CPP-5, Dr. Lamon was granted 6,500 Corning restricted performance shares in December 1994. Dr. Lamon, pursuant to the terms of such plan, earned an aggregate of 2,941 Corning restricted shares in fiscal 1995, valued at $89,524 as of December 31, 1995. As a result of the Distribution, Dr. Lamon's rights to such CPP-5 shares were terminated. Furthermore, pursuant to a Corning benefit plan, Dr. Lamon was also granted 15,000 Career Shares, valued at $456,600 as of December 31, 1995. Such Career Shares were subject to certain restrictions on transfer until retirement, and certain forfeiture provisions. With respect to such Career Shares, 11,250 shares were forfeited and 3,750 shares were released from all restriction and delivered to Dr. Lamon prior to the Distribution Date. See Footnote 3 with respect to shares granted to Dr. Lamon pursuant to the Conversion Plan in January 1997 as a replacement for all terminated Corning shares. Forfeited shares were not replaced.

       (22) Pursuant to Corning's Corporate Performance Plan/CPP-6, Mr. Utterback was granted 4,000 Corning restricted performance shares in December 1995. Mr. Utterback, pursuant to the terms of such plan, earned an aggregate of 4,760 Corning restricted shares in fiscal 1996, valued at $220,150 as of December 31, 1996. As a result of the Distribution, Mr. Utterback's rights to such CPP-6 shares were terminated. See Footnote 3 with respect to shares granted to Mr. Utterback pursuant to the Conversion Plan in January 1997 as a replacement for all terminated Corning shares. Forfeited shares were not replaced.

       (23) Pursuant to Corning's Corporate Performance Plan/CPP-5, Mr. Utterback was granted 4,000 Corning restricted performance shares in December 1994. Mr. Utterback, pursuant to the terms of such plan, earned an aggregate of 2,316 Corning restricted shares in fiscal 1995, valued at $70,499 as of December 31, 1995. As a result of the Distribution, Mr. Utterback's rights to such CPP-5 shares were terminated. Furthermore, pursuant to a Corning benefit plan, Mr. Utterback was also granted 10,000 Career Shares, valued at $304,400 as of December 31, 1995. Such Career Shares were subject to certain restrictions on transfer until retirement, and certain forfeiture provisions. With respect to such Career Shares, 7,500 shares were forfeited and 2,500 shares were released from all restriction and delivered to Mr. Utterback prior to the Distribution Date. See Footnote 3 with respect to shares granted to Mr. Utterback pursuant to the Conversion Plan in January 1997 as a replacement for all terminated Corning shares. Forfeited shares were not replaced.

       (24) Pursuant to Corning's Corporate Performance Plan/CPP-6, Mr. Wokasch was granted 5,000 Corning restricted performance shares in December 1995. Mr. Wokasch, pursuant to the terms of such plan, earned an aggregate of 5,950 Corning restricted shares in fiscal 1996, valued at $275,188 as of December 31, 1996. As a result of the Distribution, Mr. Wokasch's rights to such CPP-6 shares were terminated. See Footnote 3 with respect to shares granted to Mr. Wokasch pursuant to the Conversion Plan in January 1997 as a replacement for all terminated Corning shares. Forfeited shares were not replaced.

       (25) Pursuant to a Corning benefit plan, Mr. Wokasch was granted 3,000 Career Shares, valued at $91,320 as of December 31, 1995. Such Career Shares were subject to certain restrictions on transfer until retirement, and certain forfeiture provisions. With respect to such Career Shares, 2,250 shares were forfeited and 750 shares were released from all restriction and delivered to Mr. Wokasch prior to the Distribution Date. See Footnote 3 with respect to shares granted to Mr. Wokasch pursuant to the Conversion Plan in January 1997 as a replacement for all terminated Corning shares. Forfeited shares were not replaced.

       (26) Pursuant to various Corning stock options plans, Mr. Kuebler was granted (i) in 1995, an option to purchase 81,000 shares of Corning common stock and (ii) in 1994, an option to purchase 20,000 shares of Corning common stock. As at the Distribution Date, all such options terminated and were replaced in January 1997 with options to purchase an aggregate of 145,611 Covance shares pursuant to the Conversion Plan.

       (27) Pursuant to various Corning stock options plans, Mr. Andrews was granted (i) in 1996, an option to purchase 4,000 shares of Corning common stock and (ii) in 1994, an option to purchase 12,000 shares of Corning common stock. As at the Distribution Date, all such options terminated and were replaced in January 1997 with options to purchase an aggregate of 31,487 Covance shares pursuant to the Conversion Plan.

       (28) Pursuant to various Corning stock options plans, Dr. Lamon was granted (i) in 1995, an option to purchase 60,000 shares of Corning common stock and (ii) in 1994, an option to purchase 23,000 shares of Corning common stock. As at the Distribution Date, all such options terminated and were replaced in January 1997 with options to purchase an aggregate of 123,967 Covance shares pursuant to the Conversion Plan.

       (29) Pursuant to various Corning stock options plans, Mr. Utterback was granted (i) in 1995, an option to purchase 24,000 shares of Corning common stock and (ii) in 1994, an option to purchase 18,000 shares of Corning common stock. As at the Distribution Date, all such options terminated and were replaced in January 1997 with options to purchase an aggregate of 66,902 Covance shares pursuant to the Conversion Plan.

       (30) Pursuant to various Corning stock options plans, Mr. Wokasch was granted in 1995 an option to purchase 38,000 shares of Corning common stock. As at the Distribution Date, all such options terminated and were replaced in January 1997 with options to purchase an aggregate of 55,095 Covance shares pursuant to the Conversion Plan.

      Option Grants. The following table sets forth certain information regarding options granted by Corning in 1996 to all of the named executive officers pursuant to Corning stock option plans. All such options terminated as of the Distribution Date. These awards are being presented for historical purposes only. No Covance options were granted in 1996. Employees of Covance, including the named executive officers, who held at the Distribution Date Corning stock options or restricted shares, received new Covance options or restricted shares under the Conversion Plan (as defined below) in exchange for the surrender of all such eligible Corning options or restricted shares. Such grants under the Conversion Plan were approved on January 31, 1997 and are not reported herein.



                    OPTION/SAR GRANTS IN FISCAL YEAR 1996 (1)

                                                                                                Potential Realizable Value at
                                                                                                Assumed Annual Rates of Stock
                                                                                                   Price Appreciation for
                                                         Individual Grants                             Option Term (3)
                                               ______________________________________    ___________________________________________
                                                % of Total
                                 Number of        Options
                                 Securities     Granted to                               Gain
                                 Underlying      Employees                                at
                                  Options       in Fiscal     Exercise     Expiration     0%
            Name                  Granted         Year         Price          Date        (4)       Gain at 5%      Gain at 10%
______________________________ _______________ ______________ __________ _______________ ________ _______________ _________________
Christopher A. Kuebler               -0-
Richard J. Andrews                  4,000 (2)        0.1%      34.44        4/24/06        0          86,637          219,554
Kim D. Lamon                         -0-
James D. Utterback                   -0-
Michael G. Wokasch                   -0-

All Optionees as a
       Group                        4,000          100.0 %      4.44         2006          0          86,637          219,554
______________________________ _______________ ______________ __________ _______________ ________ _______________ _________________

       (1)   No SARs were granted.

       (2) The Corning stock option agreement with Mr. Andrews provided that one-half of the options would become exercisable on April 24, 1997 and all of the options would become exercisable on April 24, 1998. Such agreement was terminated as of the Distribution Date and Mr. Andrews received conversion options under the Conversion Plan on January 31, 1997. This award is being presented for historical purposes only.

       (3) The dollar amounts set forth under these columns are the result of calculations at 0% and at the 5% and 10% rates established by the Commission and therefore are not intended to forecast future appreciation of the Company's or Corning's stock price.

       (4) No gain to the optionees is possible without an appreciation in stock price, an event which will also benefit all stockholders. If the stock price does not appreciate, the optionees will realize no benefit.

      Option Exercises and Fiscal Year-End Values. The named executive officers exercised no Corning options pursuant to Corning plans in 1996. The named executive officers did not exercise any options pursuant to Company plans in 1996.

      Corporate Performance Plan Activity. Awards of performance-based shares of Corning Common Stock were granted to Covance's executive officers pursuant to a series of Corning performance-based plans (the "Corporate Performance Plan"). The Corporate Performance Plan provided the mechanisms to reward improvement in corporate performance as measured by net income, earnings per share and/or return on equity. Each year minimum, target and maximum goals were set and shares awarded (at target levels) which were subject to forfeiture in whole or in part if performance goals were not met. The percentage of awards that could have been earned range from 0% to 150% of target. Shares earned remained subject to forfeiture and restrictions on transfer for two years following the end of the performance period.

      In December 1996, the Compensation Committee of the Board of Directors of Corning assessed performance against goals, determined the number of shares earned of the CPP-6 target shares granted in December 1995. As set forth in the footnotes to the Summary Compensation Table, Corporate Performance Plan awards for the CPP-5 and CPP-6 Corning grants were terminated as at the Distribution Date. Covance granted, in substitution, Covance restricted shares pursuant to the Covance Conversion Plan, on January 31, 1997.

      Variable Compensation. During fiscal 1996, Company employees participated in a Corning approved variable compensation plan (the "Plan"), for approximately 400 supervisory, management and executive employees. The performance-based annual cash incentive awards payable under the Plan were based on financial goals such as net income, operating margin, return on equity, or earnings per share, or a combination thereof, and quantifiable non-financial goals. Each participant was assigned a target award, as a percentage of base salary in effect at the end of the performance year for which the target is set, payable if the target is achieved. Actual results were compared to the scale of targets with each gradation of desired result corresponding to a percentage which was multiplied by the employee's assigned target award. If the actual result was below target, awards are less than target, down to a point below which no awards are earned. If the desired result was above target, awards were greater than target, up to a stated maximum award. The maximum award assigned to the chief executive officer could not exceed 200% of base salary in effect on the date the Corning Compensation Committee set the target for such performance year. The committee also retained the right to reduce any award if it believed individual performance did not warrant the award calculated by reference to the result. Bonus' earned in 1996 for the named executive officers are disclosed in the Summary Compensation Table.

      Employee Equity Participation Plan. Covance adopted, in December 1996, the Employee Equity Participation Program ("EEPP"). The EEPP consists of two plans:
(a) a stock option plan from which the Company may grant incentive or non-statutory stock options and (b) an incentive stock plan from which the Company may grant restricted stock awards. No awards were granted to the named executive officers pursuant to the EEPP in 1996.

      Conversion Plan. In December 1996, the Company adopted the Conversion Equity Plan (the "Conversion Plan"). The Conversion Plan has essentially the same characteristics as the EEPP, but any grants made pursuant to the Conversion Plan are to replace all eligible Corning options and restricted shares held by Company employees at the Distribution Date, all of which were terminated or forfeited at the Distribution Date. No awards were granted to the named executive officers pursuant to the Conversion Plan in 1996.

      Pension Plans. Covance does not currently have any qualified defined pension benefit plans. In December 1996, Covance adopted a nonqualified Supplemental Executive Retirement Plan ("SERP") for the benefit of certain executive officers of Covance, including the named executive officers. Such plan is, in whole or in part, an unfunded, unsecured obligation of Covance and administered by the Compensation Committee.

      Eligible executives may commence receiving full benefits under the plan upon attaining age 60, so long as they have completed at least twenty years of service (fifteen years for certain Company executives, including the named executives) with Covance (including service with Corning) or any subsidiary thereof. Retirement benefits to be provided under the plan will be based on 40% of an executive's "Final Average Pay," defined to mean the average of an executive's base salary plus bonus, taking into account the highest five consecutive years of the executive's last ten years of employment with Covance or any subsidiary thereof. Under the terms of the plan, executives may, with the approval of the Compensation Committee, elect to commence receiving reduced benefits prior to age 60, provided that they have completed at least five years of service with Covance or any subsidiary thereof and have attained age 55. Benefits commencing prior to age 60 will be reduced by 5% of the amount of benefits earned for each year prior to age 60. For example, at age 55, an executive with at least twenty years (or fifteen years, if applicable) of service may be eligible to receive 30% of Final Average Pay so long as the executive receives approval from the Compensation Committee.

      At retirement, the normal form of payment under the plan will be monthly payments over the lifetime of the executive (or actuarially reduced joint and survivor benefits over the joint lives of the executive and a named beneficiary). Alternatively, the executive may elect under the plan, subject to the approval of the Compensation Committee, the right to receive an actuarially determined lump-sum distribution from the plan.

      Maximum annual benefits, based on at least twenty years of service and the Final Average Pay calculated under the straight life annuity option form of pension, payable to participants at ages 55 to 60 are illustrated in the table set forth below. The same benefits would apply for those participants eligible for full benefits with 15 years of service. The table below does not reflect any limitations on benefits imposed by the Employee Retirement Income Security Act of 1974, as amended ("ERISA").


                                                             Pension Plan Table

                                                        Age (with at Least 20 Years of Service)
                      ______________________________________________________________________________________________________________
 Final Average
      Pay                   55                  56                57                58                 59                60
_________________     _______________     _______________    ______________    ______________     ______________    ______________
       $ 100,000              30,000              32,000            34,000            36,000             38,000            40,000
         200,000              60,000              64,000            68,000            72,000             76,000            80,000
         300,000              90,000              96,000           102,000           108,000            114,000           120,000
         400,000             120,000             128,000           136,000           144,000            152,000           160,000
         500,000             150,000             160,000           170,000           180,000            190,000           200,000
         600,000             180,000             192,000           204,000           216,000            228,000           240,000
         700,000             210,000             224,000           238,000           252,000            266,000           280,000
         800,000             240,000             256,000           272,000           288,000            304,000           320,000
         900,000             270,000             288,000           306,000           324,000            342,000           360,000
       1,000,000             300,000             320,000           340,000           360,000            380,000           400,000
       1,100,000             330,000             352,000           374,000           396,000            418,000           440,000
       1,200,000             360,000             384,000           408,000           432,000            456,000           480,000
____________________________________________________________________________________________________________________________________


      Retirement Savings Plan. Most of the employees of Covance and its subsidiaries have been eligible to participate in a tax-qualified, defined contribution plan known as the Stock Purchase Savings Plan (the "401(k) Plan"), which provides for investment of employee contributions, including tax-deferred contributions under Section 401(k) of the Code, and matching contributions made by their employers, in several investment funds, including Covance Common Stock, at the employees' discretion. As of the January 1, 1997, Covance Common Stock was added as an investment fund and all or a portion of the employer matching contributions will automatically be invested in Covance Common Stock. Corning Common Stock will no longer be available as an investment fund except with respect to amounts already so invested under the 401(k) Plan. All of the named executives are eligible to participate in the 401(k) Plan, and their respective Company matching contributions are disclosed in the Summary Compensation Table for the periods covered thereby.

      Employee Stock Ownership Plan. Individuals who were active employees of Covance and its United States subsidiaries as of the Distribution Date became participants in the Employee Stock Ownership Plan ("ESOP"). To the extent permitted under the ESOP, Covance contributed, in the aggregate and as of the Distribution Date, an amount equal to a portion of each participating employee's annual compensation. Covance may in its discretion from time to time make additional contributions to the ESOP for the benefit of participating employees. The assets of the ESOP will be invested primarily in shares of Covance Common Stock. Amounts contributed to the ESOP for the benefit of participating employees will be 100% vested on the earlier of death, disability or the second anniversary of the effective date of the grant. Contributions to the ESOP will not currently be taxable income to the participating employees and will not generally be available to them until termination of employment.

      Restricted Share Plan. In December 1996, Covance adopted the Restricted Share Plan ("RSP"), intended to provide to Covance's foreign national employees in its non-United States locations who otherwise are ineligible to participate in the ESOP and to domestic employees whose participation therein is subject to limitations imposed by ERISA benefits similar to the ESOP. To the extent permitted under the RSP, Covance will award to participating employees shares of Covance Common Stock as of the Distribution Date, the market value of which shall equal a portion of such employee's annual compensation. Covance may in its discretion from time to time make additional awards to participating employees. Shares of Covance Common Stock awarded to participating employees will be 100% vested on the earlier of death, disability or the second anniversary of the date of each grant.

      Employee Stock Purchase Plan. In December 1996, Covance adopted the Employee Stock Purchase Plan (the "ESPP") pursuant to which Covance makes available for sale to employees shares of its Common Stock at a price equal to 85% of the market value on the first or last day of each calendar quarter, whichever is lower. The ESPP, administered by the Compensation Committee, is designed to give eligible employees (generally, employees of Covance and its United States subsidiaries) the opportunity to purchase shares of Covance Common Stock through payroll deductions up to 10% of compensation in a series of quarterly offerings commencing January 1, 1997, and ending no later than December 31, 2006.

      Employment Agreements; Severance and Change in Control Arrangements. In November 1996, Mr. Kuebler entered into an employment agreement with Covance. The agreement expires on or before the third anniversary of the Distribution Date. The agreement includes provisions for an annual salary of no less than $450,000, with increases subject to the discretion of the Covance Board; annual target participation in the Variable Compensation Plan of Covance in amounts no less than 65% of annual salary in effect at the time performance goals are established; and severance payments following a termination or a change in control in accordance with the severance policy described below, except that Mr. Kuebler will receive three times his base annual salary and three times his annual award of variable compensation in the event of termination for reasons other than cause.

      In November 1996, Covance adopted an employment and severance policy pursuant to which it provided to each executive officer, including the named executive officers, compensation equal to two times the executive officer's base annual salary at the annual rate in effect on the date of termination and two times the annual award of variable compensation at the most recent target level in the event that such executive officer has been terminated for reasons other than cause. Such executive officer will also be entitled to participate in Covance's health and benefits plans (to the extent permitted by the administrative provisions of such plans and applicable federal and state law) for a period of up to two years or until such officer is covered by a successor employer's benefit plans, whichever first occurs. Pursuant to such policy, Covance will also provide to each executive officer upon the termination of employment by Covance other than for cause during the twelve months following a change in control of Covance compensation equal to three times base annual salary in effect on the termination date and three times the annual variable compensation at the most recent target level and such officer will be entitled to participate in Covance's health and benefits plans for a period of up to three years. A "change in control" is defined in the policy to include the following: the acquisition by a person of 20% or more of the voting stock of Covance; as a result of a contested election a majority of the Covance Board members are different than the individuals who served on Covance's Board in the two years prior to such contested election; or approval by Covance's stockholders of a merger or consolidation in which Covance is not the survivor thereof, or a sale or disposition of all or substantially all of Covance's assets or a plan of partial or complete liquidation.

Item 12. Security Ownership by Certain Beneficial Owners and Management of Covance

      The following table sets forth the number of shares of Covance Common Stock beneficially owned by Directors, by the named executive officers and by all Directors and executive officers of Covance as a group, as of March 3, 1997. Except as otherwise noted, the named individual has sole voting and investment with respect to such power securities.

                                                Number of Shares                Number of Currently              Percent
                Name                         Beneficially Owned (1)             Exercisable Options            Outstanding
_____________________________________     ______________________________      ________________________       ________________
Richard J. Andrews                                     509  (2)                         19,545                      *
Robert M. Baylis                                     5,200  (3)                            0                        *
Van C. Campbell                                     24,787  (3)                            0                        *
Christopher A. Kuebler                                 340  (2)                         39,345                      *
Kim D. Lamon                                         1,365  (2)                         19,678                      *
Irwin Lerner                                         3,200  (3)                            0                        *
J. Randall MacDonald                                 3,100  (3)                            0                        *
Nigel W. Morris                                      2,200  (3)                            0                        *
William C. Ughetta                                  29,598  (3)                            0                        *
James D. Utterback                                     768  (2)                         19,678                      *
Michael G. Wokasch                                     221  (2)                          7,869                      *

All Directors and Executive                         71,461  (1),(2),(3)                132,187                      *
      Officers as a Group (14)


____________________________

        * Less than 1%.

       (1) Does not include 53 shares owned by the spouses and minor children of certain executive officers and Directors, as to which such officers and Directors disclaim beneficial ownership.

       (2) Does not include restricted performance shares granted in January 1997 pursuant to the EEPP. Such shares are subject to performance conditions, certain vesting restrictions and forfeiture restrictions.

       (3) Includes 2,000 shares of Covance Common Stock, issued pursuant to the DRSP, which each non-employee Director received in connection with their election as a director. Such shares are currently subject to certain vesting restrictions, restrictions on transfer and forfeiture restrictions. Also, includes a minimum of 200 shares of Covance Common Stock, issued pursuant to the DRSP, which each non-employee Director receives annually in connection with their yearly service as a Director. Such shares are currently subject to certain restrictions on transfer and forfeiture restrictions.

Item 13. Certain Relationships and Related Transactions

      None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K

(a)  Documents filed as part of this report.

      1. Financial Statements.

          Report of Price Warehouse LLP - Independent Accountants

          Consolidated Financial Statements
                     Consolidated Balance Sheets - December 31, 1996 and 1995 Consolidated Statements of Income - Years ended December
                        31, 1996, 1995 and 1994
                     Consolidated Statements of Cash Flows - Years ended
                        December 31, 1996, 1995 and 1994
                     Consolidated Statements of Stockholders Equity - Years
                        ended December 31, 1996, 1995 and 1994
                     Notes to Consolidated Financial Statements

      2. Index to Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3. Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (c) below and in the accompanying Exhibit Index.

(b) Reports on Form 8-K.
      None.

(c)  Item 601 Exhibits.

2.1 Transaction Agreement among Corning Incorporated, Corning Life Science Inc., Corning Clinical Laboratories Inc. (Delaware), Covance Inc. and Corning Clinical Laboratories Inc. (Michigan), dated November 22, 1996.

3.1           Certificate of Incorporation.

3.2           By-Laws.

4.1           Form of Common Stock Certificate.

4.2 Form of Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996.

10.1 Tax Sharing Agreement among Corning Incorporated, Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996.

10.2 Spin-Off Tax Indemnification Agreement between Corning Incorporated and Covance Inc., dated December 31, 1996.

10.3 Spin-Off Tax Indemnification Agreement between Covance Inc. and Corning Clinical Laboratories Inc., dated December 31, 1996.

10.4 Spin-Off Tax Indemnification Agreement between Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996.

10.5 Credit Agreement among Covance Inc., NationsBank, N.A., Wachovia Bank of Georgia, N.A. and Lenders named therein, dated November 26, 1996.

10.6          Employee Stock Ownership Plan.

10.7          Stock Purchase Savings Plan, as amended.

10.8          Employee Stock Purchase Plan.

10.9          Employee Equity Participation Plan.

10.10         Executive Retirement Supplemental Plan.

10.11         Restricted Share Plan.

10.12         Directors' Restricted Stock Plan.

10.13         Directors' Deferred Compensation Plan.

10.14         Employment Agreement between Christopher Kuebler and Covance Inc.

10.15         Executive Employment Letters and Schedule.

21            Subsidiaries.

23            Consent of Price Waterhouse LLP.

27            Financial Data Schedules. (Edgar filing only)



(d) Financial Statement Schedules.

           None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COVANCE INC.

Dated: March 24, 1997              By:   /s/ Christopher A. Kuebler
                                        ---------------------------
                                        Christopher A. Kuebler
                                        Chairman of the Board, President
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                           Title                                   Date
/s/ Christopher A. Kuebler
----------------------------------
Christopher A. Kuebler                    Chairman of the Board,                        March 24, 1997
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

/s/ Charles C. Harwood, Jr.
----------------------------------
Charles C. Harwood, Jr.                   Corporate Senior Vice President               March 24, 1997
                                          and Chief Financial Officer
                                          (Principal Financial Officer)

/s/ Michael Giannetto
----------------------------------
Michael Giannetto                         Vice President and Controller                 March 24, 1997
                                          (Principal Accounting Officer)

/s/ Robert M. Baylis
----------------------------------
Robert M. Baylis                          Director                                      March 24, 1997

/s/ Van C. Campbell
----------------------------------
Van C. Campbell                           Director                                      March 24, 1997

/s/ Irwin Lerner
----------------------------------
Irwin Lerner                              Director                                      March 24, 1997

/s/ J. Randall MacDonald
----------------------------------
J. Randall MacDonald                      Director                                      March 24, 1997

/s/ Nigel W. Morris
----------------------------------
Nigel W. Morris                           Director                                      March 24, 1997

/s/ William C. Ughetta
----------------------------------
William C. Ughetta                        Director                                      March 24, 1997

                                  EXHIBIT INDEX

Exhibit
Number             Description
-------------      ---------------------------------------------------------
2.1                Transaction Agreement among Corning Incorporated, Corning
                   Life Science Inc., Corning Clinical Laboratories Inc.
                   (Delaware), Covance Inc. and Corning Clinical Laboratories
                   Inc. (Michigan), dated November 22, 1996. Filed herewith.

3.1 Certificate of Incorporation. Incorporated by reference to Registrant's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.

3.2 By-Laws. Incorporated by reference to Registrant's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.

4.1 Form of Common Stock Certificate. Incorporated by reference to Registrant's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.

4.2 Form of Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996. Incorporated by reference to Registrant's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.

10.1 Tax Sharing Agreement among Corning Incorporated, Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996. Filed herewith.

10.2 Spin-Off Tax Indemnification Agreement between Corning Incorporated and Covance Inc., dated December 31, 1996. Filed herewith.

10.3               Spin-Off Tax Indemnification Agreement between Covance Inc.
                   and Corning Clinical Laboratories Inc., December 31, 1996. Filed herewith.

10.4 Spin-Off Tax Indemnification Agreement between Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996. Filed herewith.

10.5 Credit Agreement among Covance Inc., NationsBank, N.A., Wachovia Bank of Georgia, N.A. and Lenders named therein, dated November 26,1996. Filed herewith.

10.6               Employee Stock Ownership Plan. Filed herewith.

10.7               Stock Purchase Savings Plan, as amended. Filed herewith.

10.8               Employee Stock Purchase Plan. Filed herewith.

10.9 Employee Equity Participation Plan. Incorporated by reference to Registrant's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.

10.10              Executive Retirement Supplemental Plan. Filed herewith.

10.11              Restricted Share Plan. Filed herewith.

10.12              Directors' Restricted Stock Plan. Filed herewith.

10.13              Directors' Deferred Compensation Plan. Filed herewith.

10.14 Employment Agreement between Christopher Kuebler and Covance Inc. Filed herewith.

10.15              Executive Employment Letters and Schedule. Filed herewith.

21 Subsidiaries. Incorporated by reference to Registrant's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.

23                 Consent of Price Waterhouse LLP. Filed herewith.

27                 Financial Data Schedules. (Edgar filing only) Filed herewith.