Form 10-Q
period 1997-03-31
COVANCE INC
filed 1997-05-13
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                         Commission File Number: 1-12213

                                  COVANCE INC.
             (Exact name of Registrant as specified in its Charter)

             Delaware                                  22-3265977
    (State of Incorporation)               (I.R.S. Employer Identification No.)

   210 Carnegie Center, Princeton, New Jersey            08540
      (Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:  (609) 452-4400

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each Exchange
           Title of each Class                  on which Registered
     ----------------------------             -----------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 1997, the Registrant had 57,274,382 shares of Common Stock outstanding.

                                  Covance Inc.
             Form 10-Q For the Quarterly Period Ended March 31, 1997

                                      INDEX

                                                                                                   Page
                                                                                                   ----
Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

   Consolidated Balance Sheets--March 31, 1997 and December 31, 1996............................     3

   Consolidated Statements of Income--Three Months ended March 31, 1997 and 1996................     4

   Consolidated Statements of Cash Flows--Three Months ended March 31, 1997 and 1996............     5

   Notes to Consolidated Financial Statements..................................................      6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations....................................................................          7

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K......................................................     12

Signature Page.................................................................................     13

Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

                          COVANCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)

(Dollars in thousands)                                                         March 31,       December 31,
                                                                                 1997              1996
                                                                              __________       ____________
Assets
Current Assets:
  Cash and cash equivalents.............................................         $ 20,960         $ 25,416
  Accounts receivable, net..............................................           90,928           93,700
  Unbilled services.....................................................           39,827           39,313
  Inventory.............................................................           16,742           16,410
  Deferred income taxes.................................................           17,498           17,529
  Prepaid expenses and other assets.....................................           22,217           25,526
                                                                                 ________         ________
    Total Current Assets................................................          208,172          217,894

  Property and equipment, net...........................................          170,830          167,809
  Goodwill, net.........................................................           52,696           53,271
  Other assets..........................................................           11,538           12,073
                                                                                 ________         ________
    Total Assets........................................................         $443,236         $451,047
                                                                                 ========         ========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable......................................................         $ 22,715         $ 26,652
  Accrued payroll and benefits..........................................           26,531           28,212
  Accrued expenses and other liabilities................................           32,478           35,840
  Unearned revenue......................................................           55,308           57,794
  Short-term debt.......................................................            4,000               --
  Income taxes payable..................................................            7,470            3,450
                                                                                 ________         ________
     Total Current Liabilities...........................................         148,502          151,948

Long-term debt..........................................................          157,000          163,000
Deferred income taxes...................................................            9,977            9,957
Other liabilities.......................................................           13,301           15,438
                                                                                 ________         ________
    Total Liabilities...................................................          328,780          340,343
                                                                                 ________         ________
Commitments and Contingent Liabilities
Stockholders' Equity:
  Common Stock - Par value $0.01 per share; 140,000,000 shares authorized;
        57,063,644 shares issued and outstanding at
        March 31, 1997 and December 31, 1996............................              571              571
  Paid-in capital.......................................................           48,970           48,970
  Retained earnings.....................................................           66,637           58,010
  Cumulative translation adjustment.....................................           (1,722)           3,153
                                                                                 ________         ________
    Total Stockholders' Equity..........................................          114,456          110,704
                                                                                 ________         ________
      Total Liabilities and Stockholders' Equity........................         $443,236         $451,047
                                                                                 ========         ========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                                                   Three Months Ended
                                                                                        March 31
                                                                                ______________________
(Dollars in thousands, except per share data)                                     1997           1996
                                                                                 ________      ________
Net revenues.................................                                   $ 135,723      $ 108,697
Cost and expenses
    Cost of revenue..........................                                      90,825         71,427
    Selling, general and administrative
      expenses...............................                                      20,651         17,398
    Depreciation and amortization............                                       7,108          5,834
                                                                                 ________       ________
        Total................................                                     118,584         94,659
                                                                                 ________       ________
Income from operations.......................                                      17,139         14,038
                                                                                 ________       ________
Other expense, net
    Interest expense, net....................                                       2,015          1,108
    Other....................................                                         474             48
                                                                                 ________       ________
        Other expense, net...................                                       2,489          1,156
                                                                                 ________       ________
Income before taxes and equity investee
    earnings.................................                                      14,650         12,882
Taxes on income..............................                                       6,153          5,619
Equity investee gain.........................                                       (130)            (44)
                                                                                 ________       ________
Net income...................................                                    $  8,627       $  7,307
                                                                                 ========       ========
Earnings per share...........................                                   $    0.15      $    0.13

Weighted average shares outstanding..........                                  57,063,644     57,063,644






                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                              Three Months Ended March 31
                                                                              ___________________________
(Dollars in thousands)                                                         1997                1996
                                                                              _______             _______
Cash flows from operating activities
Net income.......................................................             $ 8,627            $ 7,307
Adjustments to reconcile net income to net
    cash provided by operating activities
    Depreciation and amortization................................               7,108              5,834
    Deferred income tax provision................................                  51               (269)
    Related party charges........................................                  --                562
    Other........................................................                 (42)                71
Changes in operating assets and liabilities, net of
    effects of acquisitions
    Accounts receivable..........................................               2,772              5,245
    Unbilled services............................................                (514)            (5,813)
    Inventory....................................................                (332)              (647)
    Accounts payable.............................................              (3,937)            (4,413)
    Accrued liabilities..........................................              (5,043)             1,437
    Unearned revenue.............................................              (2,486)            10,138
    Income taxes payable.........................................               4,020              4,072
    Other assets and liabilities, net............................               1,771              2,372
                                                                              _______            _______
Net cash provided by operating activities........................              11,995             25,896
                                                                              _______            _______
Cash flows from investing activities
    Capital expenditures.........................................             (14,502)            (4,951)
    Acquisition of businesses, net of cash acquired..............                  --            (14,890)
    Other, net...................................................                  51                122
                                                                              _______            _______
Net cash used in investing activities............................             (14,451)           (19,719)
                                                                              _______            _______
Cash flows from financing activities
    Repayments of long-term debt.................................              (6,000)                --
    Proceeds from short-term debt................................               4,000                 --
    Due to Corning Incorporated and affiliates...................                  --              3,312
                                                                              _______            _______
Net cash (used in) provided by financing activities..............              (2,000)             3,312
                                                                              _______            _______
Net change in cash and cash equivalents..........................              (4,456)             9,489
Cash and cash equivalents, beginning of period...................              25,416              8,068
                                                                              _______            _______
Cash and cash equivalents, end of period.........................            $ 20,960           $ 17,557
                                                                              =======            =======


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1997

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 1996, 1995 and 1994 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

2.   Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of these unaudited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Earnings Per Share

     Earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Earnings per share has been presented for the three months ended March 31, 1996 based upon the number of Covance shares issued and outstanding as a result of the December 1996 spin-off from Corning. Common stock equivalents are not included in the earnings per share computation because they do not result in material dilution.

3.  Acquisitions

     In March 1996, Covance acquired all of the assets and substantially all of the liabilities of Health Technology Associates, Inc. ("HTA", now known as Covance Health Economics and Outcomes Services, Inc.) for an initial cash payment of approximately $14.9 million in a transaction accounted for as a purchase business combination. In accordance with the terms of the asset purchase agreement, Covance is contingently obligated to pay up to an additional $17.0 million in contingent purchase price if HTA achieves certain established earnings targets during the three year period ending March 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes thereto of Covance included herein, and the Consolidated Financial Statements and related Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Overview

     Covance is a leading contract research organization ("CRO") providing a wide range of integrated product development services on a worldwide basis to the biotechnology, pharmaceutical and medical device industries. In addition, and to a lesser extent, Covance provides services such as health economics for managed care organizations, hospitals and health care provider networks, and early development and laboratory testing services to the chemical, agrochemical and food industries. The foregoing services can be broadly classified into six lines of business: preclinical, biomanufacturing, clinical and periapproval, central laboratory, clinical packaging, and health economics. These six lines of business can be further categorized as non-clinical (preclinical and biomanufacturing) and clinical (clinical and periapproval, central laboratory, clinical packaging and health economics). Covance believes it is one of the largest biopharmaceutical CROs, based on 1996 annual net revenue, and one of only a few that are capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to reduce product development time, allowing them to introduce their products into the marketplace faster and, thus, maximize the period of marketing exclusivity and monetary return on their investments. Additionally, Covance's comprehensive services and broad experience provide clients with a variable cost alternative to fixed cost internal development capabilities.

     The businesses that today constitute Covance were acquired by Corning Incorporated ("Corning"), starting in 1987, as part of a strategy to create a global, integrated and full service product development company. In keeping with this strategy, during the period 1994 through the present, Covance has purchased the remaining interest in a jointly owned company, acquired a significant minority interest in a complementary service business, acquired three new businesses and formed a major new business venture. Specifically, in April 1994, Covance acquired the remaining interest in SciCor S.A., a provider of central laboratory testing services based in Switzerland. The transaction was accounted for as a purchase business combination. In October 1994, Covance acquired a significant minority equity position in Bio-Imaging Technologies, Inc. ("Bio-Imaging"), which uses proprietary imaging technology to quantify the diagnostic and therapeutic effectiveness of experimental drugs and devices. Covance expanded its offering of value added product development services in January 1995 with the acquisition of National Packaging Systems, Inc., a leading clinical packaging company. The transaction was accounted for as a purchase business combination. In February 1995, Covance formed Covance Biotechnology Services Inc., a majority-owned company which will enable Covance to engage in biomanufacturing. In recognition of the rapid changes in the biopharmaceutical industry's marketplace, particularly the need for the industry to further demonstrate the benefits and cost effectiveness of their products to payors, Covance purchased in March 1996 all the assets and substantially all of the liabilities of Health Technology Associates, Inc. ("HTA"), a leading health economics company, in a transaction accounted for as a purchase business combination. In October 1996, Covance expanded its clinical packaging capabilities to Europe with the purchase of Swiss based CRS Pacamed AG (now known as Covance Pharmaceutical Packaging Services AG). In addition, Covance acquired a 91,000 square foot facility in Horsham, England, which will be used, among other things, to provide clinical packaging services in Europe.

     A substantial amount of Covance's net revenues are earned under contracts, which generally range in duration from a few months to two years. Revenue from these contracts is recognized as costs are incurred on the basis of the relationship between costs incurred and estimated total costs. Typically, Covance's contracts in the preclinical, central laboratory, clinical packaging and health economics areas are fixed price or fee-for-service and in the clinical and periapproval areas are fee-for-service with a cap. To a lesser extent, some of the contracts in the clinical and periapproval areas are fixed price or fee-for-service without a cap. The contracts may contain provisions for renegotiation for cost overruns arising from changes in the scope of work. Renegotiated amounts are included in net revenues when earned and realization is assured. In some cases, for multi-year contracts involving preclinical and clinical and periapproval trials, a portion of the contract fee is paid at the time the trial is initiated, with performance-based installments payable over the contract duration, in some cases on a milestone achievement basis. Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in net revenues or expenses since such fees are granted by customers on a "pass-thru basis" without risk or reward to Covance. While most contracts are terminable either immediately or upon notice by the client, they typically require payment of expenses to wind down a study and fees earned to date, and, in some cases, a termination fee or a payment of some portion of the fees or profit that could have been earned under the contract if it had not been terminated early.

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

Results of Operations

Three Months Ended March 31, 1997 Compared with Three Months Ended March 31,
1996.

     Net revenues increased 24.9% to $135.7 million for the three months ended March 31, 1997 from $108.7 million for the corresponding 1996 period. Excluding the impact of 1996 acquisitions, growth in net revenues was 17.8%. Net revenues from Covance's combined clinical lines of business, excluding the health economics and Swiss packaging businesses acquired in 1996, grew in excess of 20%, benefiting from the continuing trend in outsourcing of clinical development activities, while net revenues from Covance's combined non-clinical operations grew approximately 10%.

     Cost of revenue increased 27.2% to $90.8 million for the three months ended March 31, 1997 from $71.4 million for the corresponding 1996 period as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, increased to 66.9% for the three months ended March 31, 1997 from 65.7% for the corresponding 1996 period. This increase is primarily attributable to Covance's biomanufacturing business. During the first eleven months of 1996, all costs incurred by Covance's biomanufacturing business were of an administrative nature as the facility was being prepared for revenue producing operations (which began in December 1996). Now that the biomanufacturing business has begun generating revenue, many expenses have shifted from administrative to cost of revenue.

     Overall, selling, general and administrative expense, which consists primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and allocable expenses (facility charges and information technology costs), increased 18.7% to $20.7 million for the three months ended March 31, 1997 from $17.4 million for the corresponding 1996 period. As a percentage of net revenues, selling, general and administrative expense decreased to 15.2% for the three months ended March 31, 1997 from 16.0% for the corresponding 1996 period. The decrease in selling, general and administrative expense as a percentage of net revenues is a result of two factors. First, the shift in expenses in Covance's biomanufacturing business, as discussed above, accounts for a 0.5% reduction in selling, general and administrative expense as a percentage of net revenues for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. Second, as a wholly-owned business of Corning, certain administrative activities were historically performed on Covance's behalf by Corning. Charges incurred for these services totaled $3.4 million in 1996, of which $0.9 million or 0.8% of net revenues was charged by Corning during the three months ended March 31, 1996. While these charges are no longer incurred as a result of Covance's spin-off from Corning, they have been partially replaced by internal costs as additional resources continue to be added to perform the services previously provided by Corning as well as to perform functions new to Covance as a separate publicly traded company.

     Depreciation and amortization increased 21.8% to $7.1 million or 5.2% of net revenues for the three months ended March 31, 1997 from $5.8 million or 5.4% of net revenues for the corresponding 1996 period as the growth in net revenues outpaced the increase in these non-cash charges.

     Income from operations increased $3.1 million or 22.1% to $17.1 million for the three months ended March 31, 1997 from $14.0 million for the corresponding 1996 period. As a percentage of net revenues, income from operations decreased to 12.6% for the three months ended March 31, 1997 from 12.9% for the corresponding 1996 period as a result of the increase in cost of revenue.

     Other expense, net, increased $1.3 million to $2.5 million for three months ended March 31, 1997 from $1.2 million for the corresponding 1996 period. This increase is a result of an increase in interest expense of $0.9 million, relating principally to 1996 acquisition activity, higher levels of capital spending and a general increase in working capital, and an increase in foreign exchange transaction losses of $0.4 million.

     Covance's effective tax rate for the three months ended March 31, 1997 decreased to 42.0% from 43.6% for the corresponding 1996 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period as the geographic distribution of its pre-tax earnings changes.

     Net income increased $1.3 million or 18.1% to $8.6 million for the three months ended March 31, 1997 from $7.3 million for the corresponding 1996 period.

Liquidity and Capital Resources

     Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Covance's management believes that its long-term revolving credit facility will provide it with sufficient financial flexibility and liquidity on both a short and a long-term basis to fund, as required, capital expenditures, potential future acquisitions and other longer-term growth opportunities. At March 31, 1997, there was $157.0 million of outstanding borrowings under Covance's long-term revolving credit facility.

     During the three months ended March 31, 1997, Covance's operations provided net cash of $12.0 million compared to $25.9 million for the corresponding 1996 period. Cash flows from net earnings adjusted for non-cash activity provided $15.7 million for the three months ended March 31, 1997, up $2.2 million or 16.6% from the corresponding 1996 period. The change in net operating assets used $3.7 million during the three months ended March 31, 1997, primarily as a result of a reduction in accounts payable, accrued liabilities and unearned revenue, whereas this net change provided $12.4 million in cash during the first three months of 1996, primarily due to an increase in unearned revenue of $10.1 million during that period.

     Working capital was $59.7 million at March 31, 1997, a reduction of $6.3 million from December 31, 1996. Aggregate accounts receivable and unbilled services at March 31, 1997 of $130.8 million were down $2.2 million from the December 31, 1996 level of $133.0 million. Covance's ratio of current assets to current liabilities was 1.40 at March 31, 1997 and 1.43 at December 31, 1996.

     Investing activities for the three months ended March 31, 1997 used $14.5 million compared to $19.7 million for the corresponding 1996 period, as the 1996 period included $14.9 million in acquisition spending. Capital spending for the first three months of 1997 totaled $14.5 million, primarily for outfitting of new facilities, purchase of new equipment, maintenance and upgrade of existing equipment and computer equipment and software for newly hired employees, compared to $5.0 million for the corresponding 1996 period.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS 128"), which simplifies and supersedes existing standards found in APB Opinion No. 15. This Statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, and for entities with a complex capital structure, requires the additional presentation of diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. This Statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted; however 1997 interim period earnings per share amounts will be restated to reflect the adoption of SFAS 128, as of the beginning of the year, in accordance with the requirements of this Statement.

     Pursuant to SEC Staff Accounting Bulletin No. 74, Covance has computed basic and diluted earnings per share on a pro forma basis for the three months ended March 31, 1997 to both be $0.15 per share. In computing diluted earnings per share, the denominator was increased by approximately 190,000 shares, representing the dilution of stock options outstanding at March 31, 1997.

Foreign Currency

     Contracts between Covance's foreign subsidiaries and its clients are frequently denominated in currencies other than the applicable subsidiary's local currency. Accordingly, payments received for services rendered under such contracts are denominated in a currency different than the currency used for the payment of the subsidiary's expenses. Therefore, the subsidiary's net revenues, expenses and earnings are affected by fluctuations in exchange rates. In addition, Covance's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the reported amount of such subsidiary's financial results in U.S. dollars for purposes of reporting Covance's consolidated financial results. Translation adjustments are reported as a separate section of stockholder's equity. To date, such adjustments have not been material to Covance's financial statements.

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

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         (1)  Exhibit 27 - Financial Data Schedule  (for SEC use only)

(b)      Reports on Form 8-K

         none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COVANCE INC.

Dated: May 8, 1997              By:   /s/ Christopher A. Kuebler
                                     ---------------------------
                                          Christopher A. Kuebler
                                          Chairman of the Board, President
                                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                             Date
/s/ Christopher A. Kuebler
--------------------------
    Christopher A. Kuebler          Chairman of the Board, President        May 8, 1997
                                    and Chief Executive Officer
                                    (Principal Executive Officer)

/s/ Charles C. Harwood, Jr.
---------------------------
    Charles C. Harwood, Jr.         Corporate Senior Vice President         May 8, 1997
                                    and Chief Financial Officer
                                    (Principal Financial Officer)

/s/ Michael Giannetto
---------------------------
    Michael Giannetto               Vice President and Controller           May 8, 1997
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit   Description
-------   -----------
27        Financial Data Schedule (for SEC use only)