Form 10-Q
period 1997-06-30
COVANCE INC
filed 1997-07-31
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                         Commission File Number: 1-12213

                                  COVANCE INC.
             (Exact name of Registrant as specified in its Charter)

                Delaware                             22-3265977
         (State of Incorporation)         (I.R.S. Employer Identification No.)

                210 Carnegie Center, Princeton, New Jersey        08540
                    (Address of Principal Executive Offices)   (Zip Code)

Registrant's telephone number, including area code:  (609) 452-4400

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each Exchange
       Title of each Class                              on which Registered
  -----------------------------                     ---------------------------
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
 YES X      NO
    ----      ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 23, 1997, the Registrant had 57,435,962 shares of Common Stock outstanding.

                                  Covance Inc.
             Form 10-Q For the Quarterly Period Ended June 30, 1997

                                      INDEX

                                                                                                    Page
                                                                                                    ----
Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

   Consolidated Balance Sheets--June 30, 1997 and December 31, 1996.............................     3

   Consolidated Statements of Income--Three and Six Months ended June 30, 1997 and 1996.........     4

   Consolidated Statements of Cash Flows--Six Months ended  June 30, 1997 and 1996..............     5

   Notes to Consolidated Financial Statements...................................................     6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations.............................................................................     7


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K.......................................................    14


Signature Page..................................................................................    15

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)

                          COVANCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)


(Dollars in thousands)                                                           June 30,        December 31,
                                                                                  1997              1996
                                                                                 ________         ________
Assets
Current Assets:
  Cash and cash equivalents.............................................         $ 27,097         $ 25,416
  Accounts receivable, net..............................................           94,014           93,700
  Unbilled services.....................................................           47,965           39,313
  Inventory.............................................................           17,300           16,410
  Deferred income taxes.................................................           15,720           17,529
  Prepaid expenses and other assets.....................................           25,063           25,526
                                                                                 ________         ________
    Total Current Assets................................................          227,159          217,894

  Property and equipment, net...........................................          173,975          167,809
  Goodwill, net.........................................................           52,126           53,271
  Other assets..........................................................            8,935           12,073
                                                                                 ________         ________
    Total Assets........................................................         $462,195         $451,047
                                                                                 ========         ========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable......................................................         $ 21,373         $ 26,652
  Accrued payroll and benefits..........................................           33,981           28,212
  Accrued expenses and other liabilities................................           33,016           35,840
  Unearned revenue......................................................           53,401           57,794
  Short-term debt.......................................................            9,050               --
  Income taxes payable..................................................           12,156            3,450
                                                                                 ________         ________
    Total Current Liabilities...........................................          162,977          151,948

Long-term debt..........................................................          148,000          163,000
Deferred income taxes...................................................            9,870            9,957
Other liabilities.......................................................           13,100           15,438
                                                                                 ________         ________
    Total Liabilities...................................................          333,947          340,343
                                                                                 ________         ________
Commitments and Contingent Liabilities
Stockholders' Equity:
  Common Stock - Par value $0.01 per share; 140,000,000 shares authorized;
      57,156,882 and 57,063,644 shares issued and outstanding at
      June 30, 1997 and December 31, 1996, respectively                               572              571
  Paid-in capital.......................................................           50,252           48,970
  Retained earnings.....................................................           77,156           58,010
  Cumulative translation adjustment.....................................              268            3,153
                                                                                 ________         ________
    Total Stockholders' Equity..........................................          128,248          110,704
                                                                                 ________         ________
      Total Liabilities and Stockholders' Equity........................         $462,195         $451,047
                                                                                 ========         ========

       The accompanying notes are an integral part of these consolidated financial statements.


                          COVANCE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)



                                                    Three Months Ended              Six Months Ended
                                                          June 30                        June 30
                                                  ______________________        ______________________
(Dollars in thousands, except per share data)        1997           1996           1997           1996
                                                    ______        ________        ______        ________
Net revenues.................................      $145,392       $121,530       $281,115      $ 230,227
Cost and expenses
    Cost of revenue..........................        95,154         78,197        185,979        149,624
    Selling, general and administrative
      expenses...............................        22,595         19,548         43,246         36,946
    Depreciation and amortization............         7,421          6,450         14,529         12,284
                                                   ________       ________       ________      _________
        Total................................       125,170        104,195        243,754        198,854
                                                   ________       ________       ________      _________
Income from operations.......................        20,222         17,335         37,361         31,373
                                                   ________       ________       ________      _________

Other expense, net
    Interest expense, net....................         2,173          1,555          4,188          2,663
    Other (income) expense...................          (525)            60            (51)           108
                                                   ________       ________       ________      _________
        Other expense, net...................         1,648          1,615          4,137          2,771
                                                   ________       ________       ________      _________
Income before taxes and equity investee
    earnings.................................        18,574         15,720         33,224         28,602
Taxes on income..............................         7,940          6,861         14,093         12,480
Equity investee loss (gain)..................           115             29            (15)           (15)
                                                   ________       ________       ________      _________

Net income...................................      $ 10,519       $  8,830       $ 19,146      $  16,137
                                                   ========       ========       ========      =========

Earnings per share...........................      $   0.18       $   0.15       $   0.34      $    0.28

Weighted average shares outstanding..........    57,125,803     57,063,644     57,094,723     57,063,644




        The accompanying notes are an integral part of these consolidated financial statements.


                          COVANCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                               Six Months Ended June 30
                                                                              ___________________________
(Dollars in thousands)                                                         1997                1996
                                                                              _______             _______
Cash flows from operating activities
Net income.......................................................             $19,146            $16,137
Adjustments to reconcile net income to net
    cash provided by operating activities
    Depreciation and amortization................................              14,529             12,284
    Deferred income tax provision................................               1,722               (240)
    Related party charges........................................                  --              1,052
    Other........................................................                  35                645
Changes in operating assets and liabilities, net of
    effects of acquisitions
    Accounts receivable..........................................                (314)            (4,745)
    Unbilled services............................................              (8,652)            (7,592)
    Inventory....................................................                (890)               194
    Accounts payable.............................................              (5,279)            (4,007)
    Accrued liabilities..........................................               2,945              9,143
    Unearned revenue.............................................              (4,393)            (6,026)
    Income taxes payable.........................................               8,706              1,895
    Other assets and liabilities, net............................               1,263             (3,720)
                                                                              _______            _______
Net cash provided by operating activities........................              28,818             15,020
                                                                              _______            _______
Cash flows from investing activities
    Capital expenditures.........................................             (22,354)           (12,210)
    Acquisition of businesses, net of cash acquired..............                  --            (14,890)
    Other, net...................................................                  85                153
                                                                              _______            _______
Net cash used in investing activities............................             (22,269)           (26,947)
                                                                              _______            _______
Cash flows from financing activities
    Repayments of long-term debt.................................             (15,000)                --
    Proceeds from short-term debt................................               9,050                 --
    Stock issued under employee benefit plans....................               1,082                 --
    Due to Corning Incorporated and affiliates...................                  --              5,378
    Acquisition loan from Corning Incorporated...................                  --             14,890
    Dividends paid................................................                 --             (3,358)
                                                                              _______            _______
Net cash (used in) provided by financing activities..............              (4,868)            16,910
                                                                              _______            _______
Net change in cash and cash equivalents..........................               1,681              4,983
Cash and cash equivalents, beginning of period...................              25,416              8,068
                                                                              _______            _______
Cash and cash equivalents, end of period.........................             $27,097            $13,051
                                                                              =======            =======



      The accompanying notes are an integral part of these consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1997

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 1996, 1995 and 1994 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

       Earnings Per Share

     Earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Earnings per share has been presented for the three and six months ended June 30, 1996 based upon the number of Covance shares issued and outstanding as a result of the December 1996 spin-off from Corning. Common stock equivalents are not included in the earnings per share computation because they do not result in material dilution.

3.   Supplemental Cash Flow Information

     Cash paid for interest for the six months ended June 30, 1997 and 1996, respectively, totaled $4.4 million and $3.1 million. Cash paid for income taxes for the six months ended June 30, 1997 and 1996, respectively, totaled $2.4 million and $2.7 million.

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

Results of Operations

Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996.

     Net revenues increased 19.6% to $145.4 million for the three months ended June 30, 1997 from $121.5 million for the corresponding 1996 period. Excluding the impact of the 1996 Swiss packaging acquisition, growth in net revenues was 18.0%. Changes in foreign exchange rates negatively affected net revenues by approximately $1.0 million for the three months ended June 30, 1997 as compared to the corresponding 1996 period. Net revenues from Covance's combined clinical lines of business, excluding the Swiss packaging business acquired in 1996 and the impact of foreign exchange rate differences, grew 20.0%, benefiting from the continuing trend in outsourcing of clinical development activities, while net revenues from Covance's combined non-clinical lines of business grew in excess of 15%.

     Cost of revenue increased 21.7% to $95.2 million for the three months ended June 30, 1997 from $78.2 million for the corresponding 1996 period as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, increased to 65.4% for the three months ended June 30, 1997 from 64.3% for the corresponding 1996 period. This increase is primarily attributable to Covance's biomanufacturing business. During the first eleven months of 1996, all costs incurred by Covance's biomanufacturing business were of an administrative nature as the facility was being prepared for revenue producing operations (which began in December 1996). Now that the biomanufacturing business has begun generating revenue, many expenses have shifted from administrative to cost of revenue.

     Overall, selling, general and administrative expense, which consists primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and allocable expenses (facility charges and information technology costs), increased 15.6% to $22.6 million for the three months ended June 30, 1997 from $19.5 million for the corresponding 1996 period. As a percentage of net revenues, selling, general and administrative expense decreased to 15.5% for the three months ended June 30, 1997 from 16.1% for the corresponding 1996 period. The decrease in selling, general and administrative expense as a percentage of net revenues is primarily a result of the shift in expenses in Covance's biomanufacturing business, as discussed above, which accounts for a 0.4% reduction in selling, general and administrative expense as a percentage of net revenues for the three months ended June 30, 1997 compared to the three months ended June 30, 1996.

     Depreciation and amortization increased 15.1% to $7.4 million or 5.1% of net revenues for the three months ended June 30, 1997 from $6.4 million or 5.3% of net revenues for the corresponding 1996 period as the growth in net revenues outpaced the increase in these non-cash charges.

     Income from operations increased $2.9 million or 16.7% to $20.2 million for the three months ended June 30, 1997 from $17.3 million for the corresponding 1996 period. As a percentage of net revenues, income from operations decreased slightly to 13.9% for the three months ended June 30, 1997 from 14.3% for the corresponding 1996 period as a result of the increase in cost of revenue.

     Other expense, net, for three months ended June 30, 1997 was $1.6 million, consistent with the corresponding 1996 period. An increase in interest expense of $0.6 million, relating principally to 1996 acquisition activity, higher levels of capital spending and a general increase in working capital, was offset by foreign exchange transaction gains of $0.5 million reported during the three months ended June 30, 1997 as compared to foreign exchange transaction losses of $0.1 million during the corresponding 1996 period.

     Covance's effective tax rate for the three months ended June 30, 1997 decreased to 42.7% from 43.6% for the corresponding 1996 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period as the geographic distribution of its pre-tax earnings changes.

     Net income increased $1.7 million or 19.1% to $10.5 million for the three months ended June 30, 1997 from $8.8 million for the corresponding 1996 period.


Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996.

     Net revenues increased 22.1% to $281.1 million for the six months ended June 30, 1997 from $230.2 million for the corresponding 1996 period. Excluding the impact of 1996 acquisitions, growth in net revenues was 17.7%. Net revenues from Covance's combined clinical lines of business, excluding both the health economics and Swiss packaging businesses acquired in 1996 and the impact on net revenues of foreign exchange rate differences during the two six month periods, grew in excess of 20%, benefiting from the continuing trend in outsourcing of clinical development activities. Net revenues from Covance's combined non-clinical lines of business grew nearly 15%.

     Cost of revenue increased 24.3% to $186.0 million for the six months ended June 30, 1997 from $149.6 million for the corresponding 1996 period as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, increased to 66.2% for the six months ended June 30, 1997 from 65.0% for the corresponding 1996 period. This increase is primarily attributable to Covance's biomanufacturing business. During the first eleven months of 1996, all costs incurred by Covance's biomanufacturing business were of an administrative nature as the facility was being prepared for revenue producing operations (which began in December 1996). Now that the biomanufacturing business has begun generating revenue, many expenses have shifted from administrative to cost of revenue.

     Overall, selling, general and administrative expense, which consists primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and allocable expenses (facility charges and information technology costs), increased 17.1% to $43.2 million for the six months ended June 30, 1997 from $36.9 million for the corresponding 1996 period. As a percentage of net revenues, selling, general and administrative expense decreased to 15.4% for the six months ended June 30, 1997 from 16.0% for the corresponding 1996 period. The decrease in selling, general and administrative expense as a percentage of net revenues is a result of two factors. First, the shift in expenses in Covance's biomanufacturing business, as discussed above, accounts for a 0.4% reduction in selling, general and administrative expense as a percentage of net revenues for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Second, as a wholly-owned business of Corning, certain administrative activities were historically performed on Covance's behalf by Corning. Charges incurred for these services totaled $3.4 million in 1996, of which $1.8 million or 0.8% of net revenues was charged by

Corning during the six months ended June 30, 1996. While these charges are no longer incurred as a result of Covance's spin-off from Corning, they have been substantially replaced by internal costs as additional resources continue to be added to perform the services previously provided by Corning as well as to perform functions new to Covance as a separate publicly traded company.

     Depreciation and amortization increased 18.3% to $14.5 million or 5.2% of net revenues for the six months ended June 30, 1997 from $12.3 million or 5.3% of net revenues for the corresponding 1996 period as the growth in net revenues outpaced the increase in these non-cash charges.

     Income from operations increased $6.0 million or 19.1% to $37.4 million for the six months ended June 30, 1997 from $31.4 million for the corresponding 1996 period. As a percentage of net revenues, income from operations decreased to 13.3% for the six months ended June 30, 1997 from 13.6% for the corresponding 1996 period as a result of the increase in cost of revenue.

     Other expense, net, increased $1.3 million to $4.1 million for the six months ended June 30, 1997 from $2.8 million for the corresponding 1996 period. This increase is attributable to an increase in interest expense of $1.5 million, relating principally to 1996 acquisition activity, higher levels of capital spending and a general increase in working capital.

     Covance's effective tax rate for the six months ended June 30, 1997 decreased to 42.4% from 43.6% for the corresponding 1996 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period as the geographic distribution of its pre-tax earnings changes.

     Net income increased $3.0 million or 18.6% to $19.1 million for the six months ended June 30, 1997 from $16.1 million for the corresponding 1996 period.


Liquidity and Capital Resources

     Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Management believes that its long-term revolving credit facility will provide it with sufficient financial flexibility and liquidity on both a short and a long-term basis to fund, as required, capital expenditures, potential future acquisitions and other longer-term growth opportunities. At June 30, 1997, there was $145.0 million of outstanding borrowings under Covance's long-term revolving credit facility, with a remaining availability of $105.0 million.

     As of June 30, 1997, Covance Biotechnology Services Inc. ("Covance Biotechnology") had $3.0 million in long-term debt outstanding with the North Carolina Biotechnology Center. This debt matures in December 1999 and is guaranteed by Covance. In addition, Covance Biotechnology has a $10.0 million short-term revolving credit facility with a bank, of which $9.1 million of borrowings were outstanding as of June 30, 1997. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under its long-term credit facility and is guaranteed by Covance.

     During the six months ended June 30, 1997, Covance's operations provided net cash of $28.8 million compared to $15.0 million for the corresponding 1996 period. Cash flows from net earnings adjusted for non-cash activity provided $35.4 million for the six months ended June 30, 1997, up $5.6 million or 18.6% from the corresponding 1996 amount of $29.9 million. The change in net operating assets used $6.6 million in cash during the six months ended June 30, 1997, primarily as a result of an increase in unbilled receivables, while this net change used $14.9 million in cash during the first six months of 1996, primarily due to an increase in accounts and unbilled receivables.

     Working capital was $64.2 million at June 30, 1997, a reduction of $1.8 million from December 31, 1996. Aggregate accounts receivable and unbilled services at June 30, 1997 of $142.0 million, were up $9.0 million or 6.7% from the December 31, 1996 level of $133.0 million. Covance's ratio of current assets to current liabilities was 1.39 at June 30, 1997 and 1.43 at December 31, 1996.

     Investing activities for the six months ended June 30, 1997 used $22.3 million compared to $26.9 million for the corresponding 1996 period, as the 1996 period included $14.9 million in acquisition spending. Capital spending for the first six months of 1997 totaled $22.4 million, primarily for outfitting of new facilities, purchase of new equipment, maintenance and upgrade of existing equipment and computer equipment and software for newly hired employees, compared to $12.2 million for the corresponding 1996 period.

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

     Pursuant to SEC Staff Accounting Bulletin No. 74, Covance has computed basic and diluted earnings per share on a pro forma basis for the three months ended June 30, 1997 to both be $0.18 per share, and for the six months ended June 30, 1997 to be $0.34 and $0.33 per share, respectively. In computing diluted earnings per share, the denominator for the three and six months ended June 30, 1997 was increased by approximately 77,000 shares and 135,000 shares, respectively, representing the dilution of stock options outstanding during each period ended June 30, 1997.

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

Dated: July 31, 1997                By:   /s/ Christopher A. Kuebler
                                         ---------------------------
                                              Christopher A. Kuebler
                                              Chairman of the Board, President
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                      Title                                 Date

/s/ Christopher A. Kuebler
--------------------------
    Christopher A. Kuebler                Chairman of the Board, President           July 31, 1997
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

/s/ Charles C. Harwood, Jr.
--------------------------
    Charles C. Harwood, Jr.               Corporate Senior Vice President            July 31, 1997
                                          and Chief Financial Officer
                                          (Principal Financial Officer)

/s/ Michael Giannetto
--------------------------
    Michael Giannetto                     Vice President and Controller              July 31, 1997
                                          (Principal Accounting Officer)


                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------
27                Financial Data Schedule (for SEC use only)