Form 10-Q
period 1997-09-30
COVANCE INC
filed 1997-11-05
CIK 1023131

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1997

                       Commission File Number: 1-12213

                                 COVANCE INC.
            (Exact name of Registrant as specified in its Charter)

                  Delaware                           22-3265977
          (State of Incorporation)       (I.R.S. Employer Identification No.)

               210 Carnegie Center, Princeton, New Jersey       08540
                (Address of Principal Executive Offices)      (Zip Code)

Registrant's telephone number, including area code:  (609) 452-4400

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each Exchange
            Title of each Class                          on which Registered
            -------------------                          -------------------
        Common Stock, $.01 Par Value                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO __

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 20, 1997, the Registrant had 57,391,434 shares of Common Stock outstanding.

                                 Covance Inc.
         Form 10-Q For the Quarterly Period Ended September 30, 1997

                                    INDEX

                                                                          Page
                                                                          ----

Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

   Consolidated Balance Sheets--September 30, 1997 and
             December 31, 1996 .......................................     3

   Consolidated Statements of Income--Three and Nine Months ended
             September 30, 1997 and 1996..............................     4

   Consolidated Statements of Cash Flows--Nine Months ended
             September 30, 1997 and 1996..............................     5

   Notes to Consolidated Financial Statements.........................     6


Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations............     7

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.............................    14


Signature Page........................................................    15

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)

                        COVANCE INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                 (UNAUDITED)

(Dollars in thousands)                             September 30,  December 31,
                                                       1997          1996
                                                       ____          ____
Assets
Current Assets:
  Cash and cash equivalents......................    $ 17,072    $ 25,416
  Accounts receivable, net.......................     102,429      93,700
  Unbilled services..............................      44,389      39,313
  Inventory......................................      17,547      16,410
  Deferred income taxes..........................      15,700      17,529
  Prepaid expenses and other assets..............      27,944      25,526
                                                     ________    ________
    Total Current Assets.........................     225,081     217,894
Property and equipment, net......................     179,203     167,809
Goodwill, net....................................      51,552      53,271
Other assets.....................................      11,093      12,073
                                                     ________    ________
    Total Assets.................................    $466,929    $451,047
                                                     ========    ========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable...............................    $ 20,106    $ 26,652
  Accrued payroll and benefits...................      36,103      28,212
  Accrued expenses and other liabilities.........      32,325      35,840
  Unearned revenue...............................      56,161      57,794
  Short-term debt................................      10,000          --
  Income taxes payable...........................       9,682       3,450
                                                     ________    ________
    Total Current Liabilities....................     164,377     151,948
Long-term debt...................................     138,000     163,000
Deferred income taxes............................      10,581       9,957
Other liabilities................................      12,836      15,438
                                                     ________    ________
    Total Liabilities............................     325,794     340,343
                                                     ________    ________
Commitments and Contingent Liabilities
Stockholders' Equity:
  Common Stock - Par value $0.01 per share;
        140,000,000 shares authorized;
        57,391,434 and 57,063,644 shares issued
        and outstanding at September 30, 1997
        and December 31, 1996, respectively......         574         571
  Paid-in capital................................      54,125      48,970
  Retained earnings..............................      88,015      58,010
  Cumulative translation adjustment..............      (1,579)      3,153
                                                     ________     _______
    Total Stockholders' Equity...................     141,135     110,704
                                                     ________     _______
      Total Liabilities and Stockholders' Equity.    $466,929    $451,047
                                                     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                        COVANCE INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                    __________________      __________________
(Dollars in thousands, except         1997      1996          1997      1996
 per share data)                      ____      ____          ____      ____
Net revenues...................   $ 151,464  $ 127,179   $ 432,579   $ 357,406
Cost and expenses
    Cost of revenue............      99,120     83,204     285,099     232,828
    Selling, general and
    administrative expenses....      23,452     20,627      66,698      57,573
    Depreciation and
    amortization...............       7,990      5,846      22,519      18,130
                                   ________   ________    ________   _________
        Total..................     130,562    109,677     374,316     308,531
                                   ________   ________    ________   _________
Income from operations.........      20,902     17,502      58,263      48,875
                                   ________   ________    ________   _________
Other expense, net
    Interest expense, net......       2,187      1,871       6,375       4,536
    Other income...............         (60)      (321)       (111)       (212)
                                   ________   ________    ________   _________
        Other expense, net.....       2,127      1,550       6,264       4,324
                                   ________   ________    ________   _________
Income before taxes and equity
    investee earnings..........      18,775     15,952      51,999      44,551
Taxes on income................       8,058      6,931      22,151      19,411
Equity investee gain...........        (142)       (53)       (157)        (68)
                                   ________   ________    ________   _________

Net income.....................    $ 10,859   $  9,074    $ 30,005   $  25,208
                                   =========  ========    ========   =========

Earnings per share.............    $   0.19   $   0.16    $   0.52   $    0.44

Weighted average shares
    outstanding................  57,342,130 57,063,644  57,177,192  57,063,644


The accompanying notes are an integral part of these consolidated financial statements.

                        COVANCE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (UNAUDITED)


                                                          Nine Months Ended September 30
                                                          ______________________________
(Dollars in thousands)                                          1997         1996
                                                               ______       ______
Cash flows from operating activities
Net income..................................................  $30,005      $25,208
Adjustments to reconcile net income to net
    cash provided by operating activities
    Depreciation and amortization...........................   22,519       18,130
    Stock issued under employee benefit plan................    2,942           --
    Deferred income tax provision...........................    2,453          241
    Related party charges...................................       --        1,552
    Other...................................................      117          162
Changes in operating assets and liabilities,
    net of effects of acquisitions
    Accounts receivable.....................................   (8,729)     (14,987)
    Unbilled services.......................................   (5,076)     (22,365)
    Inventory...............................................   (1,137)        (714)
    Accounts payable........................................   (6,546)        (177)
    Accrued liabilities.....................................    4,376       12,084
    Unearned revenue........................................   (1,633)       2,932
    Income taxes payable....................................    6,232        1,777
    Other assets and liabilities, net.......................   (6,299)      (8,922)
                                                              _______      _______
Net cash provided by operating activities...................   39,224       14,921
                                                              _______      _______
Cash flows from investing activities
    Capital expenditures..................... ..............  (34,883)     (19,977)
    Acquisition of businesses, net of cash acquired.........       --      (14,890)
    Other, net..............................................       99          458
                                                              _______      _______
Net cash used in investing activities.......................  (34,784)     (34,409)
                                                              _______      _______
Cash flows from financing activities
    Repayments of long-term debt............................  (25,000)          --
    Proceeds from short-term debt...........................   10,000           --
    Stock issued under employee equity participation plan ..    2,216           --
    Due to Corning Incorporated and affiliates..............       --       13,439
    Acquisition loan from Corning Incorporated..............       --       14,890
    Dividends paid to Corning...............................       --       (3,358)
                                                              _______      _______
Net cash provided by (used in) financing activities.........  (12,784)      24,971
                                                              _______      _______
Net change in cash and cash equivalents.....................   (8,344)       5,483
Cash and cash equivalents, beginning of period..............   25,416        8,068
                                                              _______      _______
Cash and cash equivalents, end of period....................  $17,072     $ 13,551
                                                              =======      =======


The accompanying notes are an integral part of these consolidated financial statements.



                        COVANCE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              September 30, 1997

1.  Basis of Presentation

   The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 1996, 1995 and 1994 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

        Earnings Per Share

   Earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Earnings per share has been presented for the three and nine months ended September 30, 1996 based upon the number of Covance shares issued and outstanding as a result of the December 1996 spin-off from Corning. Common stock equivalents are not included in the earnings per share computation because they do not result in material dilution.

3.   Supplemental Cash Flow Information

   Cash paid for interest for the nine months ended September 30, 1997 and 1996 totaled $6.8 million and $4.2 million, respectively. Cash paid for income taxes for the nine months ended September 30, 1997 and 1996 totaled $11.6 million and $14.1 million, respectively.

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

Results of Operations

Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996.

   Net revenues increased 19.1% to $151.5 million for the three months ended September 30, 1997 from $127.2 million for the corresponding 1996 period. Excluding the impact of the 1996 Swiss packaging acquisition, growth in net revenues was 17.6%. Changes in foreign exchange rates negatively affected net revenues by approximately $2.4 million for the three months ended September 30, 1997 as compared to the corresponding 1996 period. Excluding the Swiss packaging business acquired in 1996 and the impact of foreign exchange rate differences, net revenues from Covance's combined clinical lines of business grew in excess of 20%, benefiting from the continuing trend in outsourcing of clinical development activities, while net revenues from Covance's combined non-clinical lines of business grew in excess of 10%.

   Cost of revenue increased 19.1% to $99.1 million for the three months ended September 30, 1997 from $83.2 million for the corresponding 1996 period as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, was consistent at 65.4% for both three month periods.

   Overall, selling, general and administrative expense, which consists primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and allocable expenses (facility charges and information technology costs), increased 13.7% to $23.5 million for the three months ended September 30, 1997 from $20.6 million for the corresponding 1996 period. As a percentage of net revenues, selling, general and administrative expense decreased to 15.5% for the three months ended September 30, 1997 from 16.2% for the corresponding 1996 period as the growth in net revenues outpaced the increase in selling, general and administrative expense.

   Depreciation and amortization increased 36.7% to $8.0 million or 5.3% of net revenues for the three months ended September 30, 1997 from $5.8 million or 4.6% of net revenues for the corresponding 1996 period as the growth in these non-cash charges outpaced the increase in net revenues.

   Income from operations increased $3.4 million or 19.4% to $20.9 million for the three months ended September 30, 1997 from $17.5 million for the corresponding 1996 period. As a percentage of net revenues, income from operations remained consistent at 13.8% for both three month periods.

   Other expense, net, for the three months ended September 30, 1997 was $2.1 million, as compared to $1.5 million in the corresponding 1996 period. This $0.6 million increase is a result of an increase in interest expense of $0.3 million, and a reduction in foreign exchange transaction gains of $0.3 million for the three months ended September 30, 1997 as compared to the corresponding 1996 period.

   Covance's effective tax rate for the three months ended September 30, 1997 decreased to 42.9% from 43.4% for the corresponding 1996 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period as the geographic distribution of its pre-tax earnings changes.

      Net income increased $1.8 million or 19.7% to $10.9 million for the three months ended September 30, 1997 from $9.1 million for the corresponding 1996 period.

Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996.

   Net revenues increased 21.0% to $432.6 million for the nine months ended September 30, 1997 from $357.4 million for the corresponding 1996 period. Excluding the impact of 1996 acquisitions, growth in net revenues was 17.9%. Net revenues from Covance's combined clinical lines of business, excluding both the health economics and Swiss packaging businesses acquired in 1996 and the impact on net revenues of foreign exchange rate differences during the two nine month periods, grew in excess of 20%, benefiting from the continuing trend in outsourcing of clinical development activities. Net revenues from Covance's combined non-clinical lines of business grew nearly 15%.

   Cost of revenue increased 22.5% to $285.1 million for the nine months ended September 30, 1997 from $232.8 million for the corresponding 1996 period as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, increased to 65.9% for the nine months ended September 30, 1997 from 65.1% for the corresponding 1996 period. This increase is primarily attributable to Covance's biomanufacturing business. During the first eleven months of 1996, all costs incurred by Covance's biomanufacturing business were of an administrative nature as the facility was being prepared for revenue producing operations (which began in December 1996). Now that the biomanufacturing business has begun generating revenue, many expenses have shifted from administrative to cost of revenue.

   Overall, selling, general and administrative expense, which consists primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and allocable expenses (facility charges and information technology costs), increased 15.8% to $66.7 million for the nine months ended September 30, 1997 from $57.6 million for the corresponding 1996 period. As a percentage of net revenues, selling, general and administrative expense decreased to 15.4% for the nine months ended September 30, 1997 from 16.1% for the corresponding 1996 period. The decrease in selling, general and administrative expense as a percentage of net revenues is a result of two factors. First, the shift in expenses in Covance's biomanufacturing business, as discussed above, accounts for a 0.5% reduction in selling, general and administrative expense as a percentage of net revenues for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Second, as a wholly-owned business of Corning, certain administrative activities were historically performed on Covance's behalf by Corning. Charges incurred for these services totaled $3.4 million in 1996, of which $2.6 million or 0.6% of net revenues was charged by Corning during the nine months ended September 30, 1996. While these charges are no longer incurred as a result of Covance's spin-off from Corning, they have been substantially, but not entirely, replaced by internal costs as additional resources continue to be added to perform the services previously provided by Corning as well as to perform functions new to Covance as a separate publicly traded company.

   Depreciation and amortization increased 24.2% to $22.5 million or 5.2% of net revenues for the nine months ended September 30, 1997 from $18.1 million or 5.1% of net revenues for the corresponding 1996 period as the growth in these non-cash charges outpaced the increase in net revenues.

   Income from operations increased $9.4 million or 19.2% to $58.3 million for the nine months ended September 30, 1997 from $48.9 million for the corresponding 1996 period. As a percentage of net revenues, income from operations decreased to 13.5% for the nine months ended September 30, 1997 from 13.7% for the corresponding 1996 period as a result of the increase in cost of revenue.

   Other expense, net, increased $1.9 million to $6.2 million for the nine months ended September 30, 1997 from $4.3 million for the corresponding 1996 period. This increase is primarily attributable to an increase in interest expense of $1.8 million, relating principally to 1996 acquisition activity, higher levels of capital spending and a general increase in working capital.

   Covance's effective tax rate for the nine months ended September 30, 1997 decreased to 42.6% from 43.6% for the corresponding 1996 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period as the geographic distribution of its pre-tax earnings changes.

   Net income increased $4.8 million or 19.0% to $30.0 million for the nine months ended September 30, 1997 from $25.2 million for the corresponding 1996 period.

Liquidity and Capital Resources

   Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Management believes that its long-term revolving credit facility will provide it with sufficient financial flexibility and liquidity on both a short and a long-term basis to fund, as required, capital expenditures, potential future acquisitions and other longer-term growth opportunities. At September 30, 1997, there was $135.0 million of outstanding borrowings under Covance's long-term revolving credit facility, with a remaining availability of $115.0 million.

   As of September 30, 1997, Covance Biotechnology Services Inc. ("Covance Biotechnology") had $3.0 million in long-term debt outstanding with the North Carolina Biotechnology Center. This debt matures in December 1999 and is guaranteed by Covance. In addition, Covance Biotechnology has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of September 30, 1997. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under its long-term credit facility and is guaranteed by Covance.

   In October 1997, a foreign subsidiary of Covance borrowed 13.5 million Swiss Francs from a bank. This loan bears interest at a fixed rate of 2.9% per annum and matures in three years. In connection with the loan, Covance provided a letter of credit in favor of the lender which may be drawn upon in event of default. This letter of credit carries a variable cost which is presently 0.375% per annum. These funds were used to repay certain cross-currency intercompany obligations and to fund capital expenditures.

   During the nine months ended September 30, 1997, Covance's operations provided net cash of $39.2 million compared to $14.9 million for the corresponding 1996 period. Cash flows from net earnings adjusted for non-cash activity provided $58.0 million for the nine months ended September 30, 1997, up $12.7 million or 28.1% from the corresponding 1996 amount of $45.3 million. The change in net operating assets used $18.8 million in cash during the nine months ended September 30, 1997, primarily as a result of an increase in accounts and unbilled receivables, while this net change used $30.4 million in cash during the first nine months of 1996, also primarily due to an increase in accounts and unbilled receivables.

   Working capital was $60.7 million at September 30, 1997, a reduction of $5.2 million from December 31, 1996. Aggregate accounts receivable and unbilled services at September 30, 1997 of $146.8 million, were up $13.8 million or 10.4% from the December 31, 1996 level of $133.0 million. Covance's ratio of current assets to current liabilities was 1.37 at September 30, 1997 and 1.43 at December 31, 1996.

   Investing activities for the nine months ended September 30, 1997 used $34.8 million compared to $34.4 million for the corresponding 1996 period. Capital spending for the first nine months of 1997 totaled $34.9 million, primarily for outfitting of new facilities, purchase of new equipment, maintenance and upgrade of existing equipment and computer equipment and software for newly hired employees, compared to $20.0 million for the corresponding 1996 period.

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share ("SFAS 128"), which simplifies and supersedes existing standards found in APB Opinion No. 15. This Statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, and for entities with a complex capital structure, requires the additional presentation of diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. This Statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted; however 1997 interim period earnings per share amounts will be restated to reflect the adoption of SFAS 128, as of the beginning of the year, in accordance with the requirements of this Statement.

   Pursuant to SEC Staff Accounting Bulletin No. 74, Covance has computed basic and diluted earnings per share on a pro forma basis for the three months ended September 30, 1997 to both be $0.19 per share, and for the nine months ended September 30, 1997 to both be $0.52 per share. In computing diluted earnings per share, the denominator for the three and nine months ended September 30, 1997 was increased by approximately 404,000 shares and 483,000 shares, respectively, representing the dilution of stock options outstanding during each period ended September 30, 1997.

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

                                          COVANCE INC.

Dated: November 3, 1997                   By:   /s/ Christopher A. Kuebler
                                               ---------------------------
                                                    Christopher A. Kuebler
                                                    Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                                Date

/s/ Christopher A. Kuebler
--------------------------
    Christopher A. Kuebler      Chairman of the Board, President    November 3, 1997
                                and Chief Executive Officer
                                (Principal Executive Officer)


/s/ Charles C. Harwood, Jr.
---------------------------
    Charles C. Harwood, Jr.     Corporate Senior Vice President     November 3, 1997
                                and Chief Financial Officer
                                (Principal Financial Officer)

/s/ Michael Giannetto
---------------------
    Michael Giannetto           Vice President and Controller       November 3, 1997
                                (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit     Description
-------     -----------

27          Financial Data Schedule (for SEC use only)