Form 10-K
period 1997-12-31
COVANCE INC
filed 1998-02-27
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                         Commission File Number: 1-12213

                                  COVANCE INC.
                (Exact name of Registrant as specified in its Charter)

       Delaware                                            22-3265977
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                210 Carnegie Center, Princeton, New Jersey 08540
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code:  (609) 452-4440

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
             Title of Each Class                           on Which Registered
         ----------------------------                    ---------------------
         Common Stock, $.01 Par Value                    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO __
                                      ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---


As of February 10, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,178,971,297 (based on the closing price of the Company's Common Stock on the New York Stock Exchange on February 10, 1998 of $20.50).


As of February 10, 1998, the Registrant had 57,698,663 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive Proxy Statement is incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

                                     PART I

Item 1.  Business

General


   Covance Inc. ("Covance" or the "Company") is a leading contract research organization ("CRO") providing a wide range of integrated product development services on a worldwide basis to the biotechnology, pharmaceutical and medical device industries. In addition and to a lesser extent, Covance also provides services such as health economics and outcomes for managed care organizations, hospitals and other health care providers and laboratory testing services to the chemical, agrochemical and food industries. The services Covance provides constitute two lines of business: early development services (preclinical, Phase I and biomanufacturing services), and late-stage development services (clinical and periapproval, central laboratory, pharmaceutical packaging and health economics and outcomes services). Covance believes it is one of the largest biopharmaceutical CROs, based on 1997 annual net revenues, and one of a few that are capable of providing comprehensive global product development services.


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


   The service offerings that constitute Covance's business were initially acquired by its former parent, Corning, as part of a strategy to create a global and full service product development company. In 1987, Corning acquired Hazleton Corporation (now known as Covance Laboratories Inc.), owner of preclinical drug safety assessment laboratories and Phase I clinical research units. In 1989, Phase II and Phase III clinical trials expertise was added with G.H. Besselaar Associates (now known as Covance Clinical and Periapproval Services Inc.). Covance further expanded its clinical trials expertise in 1990 with the purchase of PACT Inc. (now known as Covance Periapproval Services Inc.), a periapproval studies company. In 1991, SciCor Inc. (now known as Covance Central Laboratories Inc.), a clinical laboratory dedicated to the drug development process was purchased. Covance's pharmaceutical laboratory capabilities were expanded in 1992 with the creation in Switzerland of a jointly owned company, SciCor S.A. Covance acquired 100% of this company in 1994. Also in 1994, the Company acquired a significant minority equity interest in Bio-Imaging Technologies Inc. ("Bio-Imaging"), which uses proprietary imaging technology to quantify the diagnostic and therapeutic effectiveness of experimental drugs and devices. In 1995, Covance acquired National Packaging Systems, Inc. ("National Packaging") (now known as Covance Pharmaceutical Packaging Services Inc.), a pharmaceutical packaging company. Also in 1995, Covance formed Covance Biotechnology Services Inc. ("Covance Biotechnology"), a majority-owned company which has enabled Covance to engage in the manufacture of biologics.


   In early 1996, Covance purchased Health Technology Associates Inc. ("HTA") (now known as Covance Health Economics and Outcomes Services Inc.), a health economics and outcomes company. In October 1996, Covance expanded its pharmaceutical packaging capabilities to Europe with the purchase of Swiss-based CRS Pacamed AG ("CRS Pacamed") (now known as Covance Pharmaceutical Packaging Services AG). In addition, in connection with the acquisition of CRS Pacamed, Covance acquired a 91,000 square-foot facility in Horsham, United Kingdom, which is used, among other things, to enhance the Company's ability to provide pharmaceutical packaging services in Europe. The Horsham facility became fully operational with the completion of its substantial renovation in June 1997. Also in 1997, Covance began construction on a 45,000 square-foot facility in Allschwil, Switzerland, expected to be ready for occupancy by mid-1998, to further enhance its packaging capabilities in Europe. Covance is also building an additional 160,000 square-foot facility at its Princeton location. The Princeton facility, to be leased, will further support the Company's clinical services and corporate functions, and permit increased employee capacity. The Princeton facility is expected to be ready for occupancy in late 1998. Covance is also increasing its Indianapolis, Indiana facility by 112,000 square feet to expand its pharmaceutical laboratory operations. The Indianapolis additional space, also to be leased, will be ready for occupancy by mid-1998.

   The Company maintains offices in 17 countries, including offices in Montreal, Canada, Buenos Aires, Argentina, Warsaw, Poland and Prague, Czech Republic, all of which opened in 1997.

CRO Industry Overview


   The CRO industry provides independent product development services to the pharmaceutical, biotechnology and medical device industries. In general, CROs derive substantially all of their revenue from the research and development expenditures of such industries. Full-service CROs design and manage preclinical and clinical and periapproval studies and trials, provide health economics and outcomes services and provide packaging, central laboratory and other services required to develop and market new products in accordance with applicable government regulations in the jurisdictions where the services are provided, including the regulations of the Food and Drug Administration ("FDA") in the United States. Today, there are only a few full-service CROs.


Trends Affecting the CRO Industry

   Covance believes that the outsourcing of drug development activities by pharmaceutical and biotechnology companies has been increasing and will continue to increase as a result of a number of factors, as further described below.

   Cost Containment Pressures. Market forces and governmental initiatives have placed significant downward pressure on pharmaceutical and biotechnology companies' drug prices. Covance believes that the pharmaceutical industry is responding to these pressures by converting some of the fixed costs of maintaining research and development infrastructure to variable costs by outsourcing drug development activities to CROs. Demand for CROs is also driven by internal development resource shortages experienced when a large number of compounds emerge from the research process and need to undergo development. Management also believes that many of these companies are attempting to shorten new drug development cycle time by using CROs, which may have greater expertise in a therapeutic area, while offering greater efficiency at a lower cost.

   Marketplace Globalization. Pharmaceutical and biotechnology companies are increasingly attempting to expand the market for new drugs by pursuing regulatory approvals in multiple countries simultaneously rather than sequentially as they have in the past. Covance believes that CROs with a global presence will continue to benefit from these trends, and that the Company is well-positioned to benefit from such trends.

   Revenue Enhancement Through Faster Drug Development. Covance believes that CROs, by providing specialized development services, are often able to perform the needed services with a higher level of expertise or specialization, and more quickly than a pharmaceutical or biotechnology company could perform such services internally.

   Pharmaceutical Company Consolidation. Business combinations in the pharmaceutical industry present an opportunity for Covance, as such companies generally seek to obtain cost reduction synergies. Once combined, many pharmaceutical companies aggressively manage costs by reducing jobs, decentralizing the research and development process and outsourcing to CROs in an effort to reduce the fixed costs associated with internal drug development.

   Increasingly Stringent Regulation. Increasingly stringent regulatory requirements throughout the world and their standardization have increased the need for broader, global regulatory expertise. Covance believes that the pharmaceutical and biotechnology industries are outsourcing to global CROs to take advantage of their capabilities and geographic presence.


   Therapeutic Focus. Management believes that the economics of the marketplace require increased research and development expenditures as biopharmaceutical companies become focused on innovative new products, including drugs for an aging population, and drugs for the treatment of chronic disorders and life threatening conditions. The development of therapies for chronic disorders, such as Alzheimer's disease or arthritis, requires complex clinical trials to demonstrate the therapies' effectiveness and to determine whether the drugs cause any long-term side effects. Management believes that CROs with the requisite therapeutic experience and the ability to manage complex trials will present an attractive development alternative for biopharmaceutical companies.


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

The New Drug Development Process--Overview

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

   Preclinical Research (6 months to 3 years). In vitro ("test tube") and in vivo ("animal") studies are conducted to establish the basic pharmacokinetic effect and safety of a drug including the toxicity of the drug over a wide range of doses. Initially, acute toxicology studies are conducted. In the United States, if results warrant continuing development of the drug, the manufacturer (also known as the "sponsor") will file an Investigational New Drug ("IND") application, whereupon the FDA may grant permission to begin human trials (also known as "clinical trials"). Preclinical studies may continue after the start of clinical trials to determine the longer term effects of a product.

   Clinical Trials (3.5 to 6 years).

   o Phase I (6 months to 1 year). This phase involves the initial basic safety and pharmacology testing in approximately 20 to 100 human subjects, usually healthy volunteers in a closely monitored setting, including studies to determine the side effect profile of the drug, how the drug works, how it is affected by other drugs, where it goes in the body, how long it remains active and how it is broken down and eliminated from the body.


   o Phase II (1 to 2 years). This phase involves basic efficacy (effectiveness) and dose-range testing in approximately 100 to 400 carefully selected patients suffering from the disease or condition under study to help determine the best effective dose, confirm that the drug works as expected and provide additional safety data. The trials are typically well controlled and usually involve a placebo, also known as a "sugar pill." A placebo is an identical tablet or solution which lacks the active substance under investigation.



   o Phase III (2 to 3 years). This phase involves efficacy and safety studies in broader populations of hundreds or thousands of patients at many investigational sites (hospitals and clinics) and may involve placebo-controlled trials, in which the new drug is compared with a placebo; studies comparing the new drug with one or more drugs with established safety and efficacy profiles in the same therapeutic category ("controlled trials"); or studies where there is no comparison to a placebo or another drug ("uncontrolled trials"). Generally, Phase III studies are intended to provide additional information on drug safety and efficacy, an evaluation of the risk-benefit relationship for the drug, and information for the adequate labeling of the product.


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

   Treatment Investigational New Drug (May span late Phase II, Phase III and FDA review). When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are limited or are of minimal value, the FDA may allow the manufacturer to make the new drug available to a larger number of patients through the regulated mechanism of a Treatment Investigational New Drug ("TIND") application. Although less scientifically rigorous than a controlled clinical trial, a TIND may enroll and collect primarily safety data from thousands of patients.

   Post-Marketing Surveillance and Phase IV Studies (Periapproval). Federal regulation requires the sponsor to collect and periodically report to the FDA additional safety and effectiveness data on the drug for as long as the sponsor markets the drug (post-marketing surveillance). If the drug is marketed outside the United States, these reports must include data from all countries in which the drug is sold. Additional studies (Phase IV) may be undertaken after initial approval to find new uses for the drug or to test new dosage formulations. All of these studies are types of "periapproval" studies.

Business Strategy


   Based on 1997 annual net revenues, Covance believes it is one of the largest CROs serving the biotechnology and pharmaceutical industries. The Company has a focused strategy to provide high quality, cost effective, integrated, comprehensive and innovative services to assist its pharmaceutical and biotechnology clients to develop, produce, obtain approval for and enhance the commercial success of their new therapeutic products worldwide. As this strategy unfolds, Covance will focus increased attention on customers who are biased towards development approaches that are flexible, innovative and more likely to yield optimal outcomes.


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

   Covance also developed its own Expanded Access Program ("EAP"), one of Covance's periapproval offerings. EAP is a mechanism that allows innovative new therapies for life threatening diseases to be given to expanded populations prior to FDA approval pursuant to a TIND application. In January 1998, the Company initiated the Covance Center for Central Nervous System ("CNS") Research ("CNS Research Center"). Management believes that CNS is a key therapeutic area, with over 1,000 products in development and more than $2.5 billion spent in research and development by the United States pharmaceutical industry alone. The CNS Research Center focuses a core group of employees with CNS experience to service and develop this capability. In addition, Covance created a CNS advisory board, comprised of six leading experts in CNS research, to further its expertise in this area and better serve its clients. In January 1998, the Company opened an office in Tampa, Florida to further support the development of the CNS Research Center. In addition to improving its existing services, Covance also focuses on providing its clients new market oriented, value-added services, including those that involve integrated services relying on multidisciplinary teams drawn from various Covance operating units or divisions. For instance, Covance is duplicating in the United States a Strategic Product Development ("SPD") program developed in Europe that has successfully reduced the estimated time from preclinical testing to the first human studies.

   Covance's new service offerings arise as a result of both "home-grown" activities and through strategic acquisitions and alliances. With respect to the former, in addition to the programs noted above, Covance has invested in the creation of a multi-use biomanufacturing facility which became operational in January 1997. With respect to the latter, Covance added domestic pharmaceutical packaging capabilities through the acquisition of National Packaging in January 1995, European pharmaceutical packaging capabilities through the acquisition of CRS Pacamed in October 1996, and enhanced its health economics and outcomes services by acquiring HTA in March 1996. Covance expects to continue developing services internally and making strategic acquisitions that are complementary to its existing services and that will expand its capability to serve its clients.

   Streamlining the Drug Development Process. In recognition of its clients' needs with respect to cost containment, reduced testing time frames and global trials, Covance has also created the Accelerated Clinical Trial ("ACT") team focused exclusively on continually examining and redesigning the drug development process with the objective of reducing the time required to develop a new compound. The mandate of the ACT team is to examine every significant process, system and information technology used in product development, with the objective of applying the considerable experience and technical resources available throughout the Company. ACT's integrated and streamlined processes reduce redundancies and permit optimal use of shared data. ACT was used in seven client programs in 1997, reducing by approximately fifty (50%) percent the average time from last patient completing a trial to the preparation of a clinical trial report. Based on preliminary results, management intends to expand ACT to additional clinical trials in 1998.


   In early 1997, the Company created the Covance Investigator Alliance ("CIA"). The CIA's purpose is to identify and form alliances with leading investigators throughout North America and Europe to facilitate expeditious study approvals, patient and data access and to improve the timeliness and quality of data. Over 40 investigative sites in North America are currently part of the CIA. Based on preliminary results, management intends to continue to expand the number of CIA sites in North America and Europe.


   With respect to technical resources, Covance has over 300 information systems professionals working in 13 regional information system centers (nine in the United States, three in Europe and one in Australia) and nine satellite centers (five in the United States and four in Europe). Most of the Company's employees at its 39 locations (both domestic and international), and miniframe computers and thousands of desktop computers, are connected by a wide area network that provides global access to the expertise and technologies resident in the regional information system centers. These systems also support the Company's ability to provide integrated services and connect the Company to its clients. For instance, Covance's development of its Trial Tracker(SM) Information Access System ("Trial Tracker(SM)") provides clients real time access to their study data and its drug supply management system based on Integrated Voice Response technology allows clients to more efficiently manage the distribution of their experimental compounds to investigational sites. In continually examining ways to improve the drug developmental process, Covance's information technology strategy is to capitalize on its existing heterogeneous, flexible and proprietary computer systems, and to both customize them where appropriate for particular client needs and incorporate new systems and technologies to meet changing demands in a timely and cost effective manner.


   Geographic Expansion. Covance believes that it will become increasingly important to provide its full range of drug research and development services in all major and developing biotechnology and pharmaceutical markets, especially given industry trends to conduct research on new drugs outside the United States first and to conduct clinical trials in multiple countries simultaneously. Through its offices, regional monitoring sites, laboratories and manufacturing sites in over 39 locations in 17 different countries and field work in over 30 other countries, Covance believes it is a leader among CROs in its ability to deliver services globally. Currently, approximately 35% of Covance's 6,000 employees are based outside of the United States.


   Covance will continue its strategy of establishing new or enhancing existing operations in significant biotechnology and pharmaceutical markets. Covance expects this will occur as a result of internal growth and through strategic acquisitions. In February 1997, Covance opened an office in Montreal, Canada. The Montreal office serves the Company's Canadian clients and those North American customers who are developing their products in Canada. In March 1997, Covance opened its Buenos Aires, Argentina office. Buenos Aires serves as Covance's center for conducting clinical research in Latin America, in a region that Covance believes will be a significant contributor of clinical and central laboratory data for global regulatory dossiers. In October 1997, Covance opened its Warsaw, Poland office. Warsaw presents an opportunity for Covance to conduct clinical trials in a region which provides previously untapped sources for new patient populations and investigator networks. Also in October 1997, Covance opened an office in Prague, Czech Republic. Prague serves as additional support to expand the Company's central laboratory project management services in Eastern Europe and to support studies in Eastern Europe.


   Covance also continues to collaborate in the Asia-Pacific region (from Japan through Australia) with various science and technology boards and ministries to assist in the improvement of the regulatory environment necessary to attract more international trials. Covance is also continuing its collaboration with the Singapore National Science and Technology Board concerning the Singapore government's initiative to form the Asia Pacific Economic Cooperation Coordinating Center for Good Clinical Practice. In July 1997, Covance signed a collaboration agreement with the Chinese State Science and

Technology Commission - China Innovation Center for Life Sciences ("Chinese Science Commission") to enhance multinational pharmaceutical development in the Chinese market. Covance is currently teaching Good Clinical Practice ("GCP") to key physicians and investigators in select Chinese hospitals and clinical pharmacology centers. The training is expected to be expanded in future years to include Good Laboratory Practices ("GLP") and Good Manufacturing Practices ("GMP"). Covance and the Chinese Science Commission will also be evaluating the possible development of alternative alliances and joint venture strategies.

Services


   Covance provides a wide range of integrated product development services on a worldwide basis to the biotechnology, pharmaceutical and medical device industries. In addition and to a lesser extent, Covance provides services such as health economics and outcomes for managed care organizations, hospitals and other health care providers and laboratory testing services to the chemical, agrochemical and food industries. The services Covance provides constitute two lines of business: early development (preclinical, Phase I and biomanufacturing services) and late-stage development (clinical and periapproval, central laboratory, pharmaceutical packaging and health economics and outcomes services).


Early Development Line of Business

Preclinical Services

   Covance has four major laboratories, employing over 2,000 people, located in Madison, Wisconsin and Vienna, Virginia in the United States and Harrogate, United Kingdom and Munster, Germany. The Company also has an administrative and sales office in Tokyo, Japan. The preclinical services offered are wide-ranging, including in vivo toxicology studies (such as acute, subchronic and carcinogenicity studies), genetic toxicology studies (such as in vitro cytotoxicity, cytogenetics and gene mutation studies and transgenic mouse models) and chemistry services (such as in vitro metabolism, pharmacokinetics and bioequivalence studies).

   The preclinical area has also been a source of innovation by introducing new technologies for client access to data, electronic animal identification, multimedia study reports and data tables and in vivo and in vitro measures of induced cell proliferation. Covance's preclinical group also works closely with the Phase I and II groups to minimize product development time and to provide clients with early data on the safety and efficacy of new molecules. This data allows clients to make a decision about whether to continue, modify or cease their development programs.


   As part of its preclinical services, Covance is duplicating in the United States the SPD program developed in Europe. This program has successfully reduced in Europe the time from preclinical testing to the first human studies. SPD involves an integrated process and team drawn from Covance's preclinical and Phase I and II areas. In an SPD program, the compound is researched from initial preclinical evaluation through its first dosing in humans, including the filing and attainment of an IND application. Specific elements of the process include formulation and dose delivery testing, product metabolism, chemistry, pharmacology, toxicology and safety testing. The preclinical testing phase in the United States typically takes six months to three years and Phase I studies typically take six months to one year. Because IND applications are required in the United States to be filed before human clinical trials start, it is uncertain whether SPD trial completion speeds in the United States will be as swift as the Company's experiences with clients in the United Kingdom (where
IND applications are not required to commence Phase I clinical trials), but Covance believes that an SPD program can reduce the typical drug development time in the United States. Several SPD trials in the United States are continuing, with the program scheduled to be expanded in 1998.

   In early 1997, Covance launched the Compound Appraisal and Selection Service ("CASS") to its clients. CASS is an integrated labs service which combines several preclinical service offerings and is particularly directed to small and start-up companies. CASS offers consultancy, in vitro screens and in vivo animals tests to determine the viability of compounds for future development.


   Covance also provides animals, including purpose-bred animals, for biomedical research. These animals are used by biopharmaceutical companies, university research centers and CROs, like Covance, as part of their preclinical in vivo safety and efficacy testing. Through a variety of processes, technology and specifically constructed facilities, Covance is able to provide both purpose-bred and specific pathogen free animals that meet clients' rigorous control requirements. Covance is also a provider of custom polyclonal and monoclonal antibody services and owns and operates a state-of-the-art antisera production facility that complies with both GMP and GLP. Although Covance's animal breeding facilities maintain procedures in accordance with applicable government regulations and Company policies for the quarantine and handling of imported animals, including primates, there is a risk that these animals may be infected with diseases that may be harmful and even lethal to themselves and humans.


   Covance also provides laboratory testing services to the chemical, agrochemical and food industries. Covance offers a complete range of services to agrochemical manufacturers to determine the potential risk to humans, animals and the environment from plant protection products. Covance also offers a broad range of services to the food industries, including nutritional analysis and nutritional content fact labels.

Biomanufacturing Services

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

   The 109,000 square-foot biomanufacturing facility, located in Research Triangle Park, North Carolina, became "mechanically complete" in December 1996 and operational in January 1997. The biomanufacturing facility is financed through several tax retention operating leases provided by a commercial lending institution ("Bank"). The lease expires in December 2006. The annual minimum lease payments are approximately $5.7 million. At the expiration of the lease term, Covance Biotechnology is liable for the unamortized balance of the cost of the facility, currently estimated to be approximately $37.0 million. Covance Biotechnology may also choose to purchase the facility at specific dates over the 10 year period. Using current estimates, the purchase price would be approximately $52.0 million at the end of the first year, decreasing on an amortizing basis to approximately $37.0 million at the end of the tenth year.

   Covance owns 78% of the voting capital stock of Covance Biotechnology in the form of convertible preferred stock. The remaining 22% of Covance Biotechnology's capital stock is owned by certain minority stockholders (the "Minority Stockholders") in the form of common stock. Covance's ownership in Covance Biotechnology may be reduced to approximately 68% if certain options granted to key Covance Biotechnology executives are exercised in full.


   The Company, Covance Biotechnology and the Minority Stockholders are also party to a capital contribution and stockholder agreement (the "Stockholders' Agreement"), which, among other things, limits certain Minority Stockholders' common stock transfers, grants Covance a right of first refusal on shares of Minority Stockholders' common stock, and grants Covance the right to purchase up to one-third of the common stock held by the Minority Stockholders on certain dates. If Covance chooses not to exercise its purchase right, the Stockholders' Agreement obligates Covance Biotechnology to use its best efforts to arrange for the sale of such shares on certain specified terms, and certain other conditions. Supplementing the Stockholders' Agreement, in October 1997, the Company and the Minority Stockholders entered into an agreement by which, subject to the satisfaction of certain conditions, the Company and the Minority Stockholders are obligated to make, upon request by Covance Biotechnology, additional capital contributions to Covance Biotechnology not to exceed an aggregate amount of $12.0 million.

Late-Stage Development Line of Business


Clinical and Periapproval Services

   Covance offers a comprehensive range of clinical trial services, including Phase II through III clinical studies and periapproval studies, including Phase IIIb and Phase IV clinical studies, TINDs, post-marketing surveillance studies and prescription to over-the-counter switch studies ("Rx to O-T-C Switch"). Covance also has extensive experience in a number of therapeutic areas, including diseases of the cardiovascular and CNS, endocrinology and respiratory systems, oncology, infectious diseases (including AIDS), and significant experience in other areas including bone metabolism immunology, gastroenterology, urology, dermatology and hematology. Covance has extensive experience in managing small, medium and large trials in the United States and in many parts of the world. These trials may be conducted separately or simultaneously as part of a multinational development plan.


   Covance can manage every aspect of clinical trials by providing its clients the following services: clinical development plans and protocol design, consulting services (clinical and data management, regulatory advice and filings, information systems and drug development strategy), site, investigator and patient enrollment, preparation and submission of TIND and IND applications, European study submissions, NDAs, electronic regulatory submissions also known as computer assisted NDAs ("CANDAs") and computer assisted PLAs ("CAPLAs"), product license applications ("PLAs"), European submission dossiers, computerized patient randomization and dose assignment and tracking, Phase II - Phase IV study design and implementation, monitoring and safety evaluation management and reporting, data processing and management, statistical analyses and report writing, medical writing, GCP and GMP audits and, through its relationship with Bio-Imaging, medical image digitization and processing. Clinical trials are managed by a dedicated project team, which, in each case, is led by a project director who supervises all aspects of the clinical trial.


   The following is a description of the core services Covance provides, either on an individual or integrated basis depending on client needs, as part of conducting clinical trials:

   Study Design. Covance serves its clients in the critical area of study design by applying its experience in the preparation of study protocols and case report forms ("CRFs"). The study protocol defines the medical issues to be examined in evaluating the safety and efficacy of the drug under study, the number of patients required to produce statistically valid results, the clinical tests to be performed in the study, the time period over which the study will be conducted, the frequency and dosage of drug administration and the exact inclusion and exclusion criteria to be met for the patients enrolled in the study. The success of the study depends not only on the ability of the protocol to accurately reflect requirements of regulatory authorities, but also on the ability of the protocol to fit coherently with the other aspects of the development process and the ultimate marketing strategy for the drug. This includes outcomes and pharmacoeconomic concerns and reimbursement planning. With study protocol finalization, CRFs must be developed to record the desired information and ensure that valid data are acquired in a form that is most efficient for the investigator. The various other disciplines involved in the drug development process, including data management, statistics and regulatory affairs, must work closely with the clinical trial management project team to assure that the right data are acquired in a form which is most efficient for subsequent data entry, management analyses and reporting.

   Investigator Recruitment. During clinical trials, administration of the drug to patients is supervised by physicians, also referred to as investigators, at hospitals, clinics or other locations, also referred to as investigational sites. The success of a clinical trial depends, in large part, on the performance of these investigators. Covance solicits the participation in the study of investigators who contract directly with either Covance or its client. Covance maintains and continually expands and refines its computerized database of approximately 30,000 investigators. Information regarding Covance's experience with these investigators, including factors relevant to rapid study initiation, are contained in the database. Covance has worked with approximately 25,000 general practitioners in connection with the conduct of Phase III and IV studies.

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

   Clinical Data Management and Biostatistical Analysis. Covance's data management and biostatistical analysis services are managed by professionals with extensive pharmaceutical and biotechnology industry experience in the design and construction of local and multinational clinical trial databases. Data management and biostatistical analysis services are offered as discrete products and as part of an integrated drug development program. During the design of development plans and protocols, Covance offers consulting services relating to, and the determination of, sample size parameters for patient enrollment, development of data analysis plans and randomization schemes. During the conduct of clinical trials, Covance assists in the rapid acquisition of clean and accurate data. Following completion of the clinical trials, Covance assists in report preparation and regulatory submissions. Covance's biostatisticians may participate with clients in meetings with the FDA to present and discuss biostatistical analyses prepared by Covance. Covance has expertise in electronically capturing and integrating geographically diverse data. Covance employs a variety of software, which may be specified by clients or combined with customized programs developed by Covance.

   Clinical Development Technologies. To expedite the drug development process and to help reduce costs, Covance created a proprietary drug management system utilizing an array of interfaces, one of which is based on an Interactive Voice Response System ("IVRS") and the Trial Tracker(SM) system, which are interactive information technologies. IVRS uses touch-tone telephone technology to assist biopharmaceutical clients in managing the "just-in-time" delivery of clinical drug supplies and patient randomization. IVRS is available in multiple languages using toll free numbers and has, in some cases, demonstrated up to 30% reduction in study drug waste. Trial Tracker(SM), based on Lotus Notes(R) software, provides clients with 24-hour access to study data, such as study patient enrollment progress, patient visit information, CRF status, serious adverse event experiences and other pertinent clinical trial information. Covance continues to technologically update IVRS, launching a new computer "platform" for IVRS in early 1997, further improving quality, shortening development timeframes and doubling system programmers' productivity.

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

Health Economics and Outcomes Services


   Covance offers a wide range of health economics and outcomes services for managed care organizations, hospitals, other health care providers and pharmaceutical and device manufacturers. These services include outcomes and pharmacoeconomic studies, reimbursement planning services and disease management services, as discussed below.


   Outcomes and Pharmacoeconomic Studies. Covance offers its clients a full range of strategic and analytic services, including strategic planning, quality-of-life assessment and economic studies (including feasibility studies, protocol and instrument design and data analysis). Outcomes studies may be prospective, often conducted in conjunction with clinical trials, or retrospective. Many cost-effectiveness studies employ economic modeling techniques to evaluate the full financial impact of new medical technologies. When planning studies, the Company examines the audience for the study's findings to determine which of the client's concerns (such as regulatory approval, clinical acceptance, insurer coverage or insurer payment) might be more fully informed by the availability of outcomes data, and then determines how such data can be efficiently collected and communicated. Covance typically involves academic and clinical experts to ensure that appropriate techniques are used and to enhance study credibility and acceptance. Covance also designs most studies with a goal of publishing its findings in respected, peer-reviewed journals.

   Covance believes that given the changing competitive pressures affecting the pharmaceutical industry and the rising need to more rigorously demonstrate the value of particular drugs, both in their own right and compared to other drugs and treatment regimes, the ability to perform outcomes and pharmacoeconomic studies will become increasingly important.

   Reimbursement Planning. Covance offers its customers strategic reimbursement and market planning services. These services enable clients to enhance the commercial success of their medical products. Covance analyzes, on behalf of the customer, who will pay for a medical product (e.g., third-party payors such as private insurance companies or federal programs like Medicare) and what economic barriers or opportunities exist for the product (e.g., claims coding, coverage policy, or payment amounts). In addition, Covance often offers its reimbursement planning activities in conjunction with its other services that evaluate existing and potential market size, pricing, distribution and economic impact.

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

   Disease Management Services. Working for a variety of customers, including pharmaceutical and device manufacturers, managed care organizations, hospitals, provider networks and computerized medical record companies, Covance designs and implements systems that track patterns of care, patient outcomes and costs, and develops programs and tools designed to improve quality and decrease costs of care. Such programs and tools include medical practice guidelines and computerized decision support tools.

Central Laboratory Services


   Covance believes that the ability to provide high quality and sophisticated central laboratory services is an integral aspect of what constitutes a full service CRO. Covance has three facilities (located in the United States, Switzerland and the United Kingdom) that provide central laboratory services, two of which (the United States and Switzerland) are dedicated exclusively to biopharmaceutical studies. The United States and Swiss facilities provide clients with combinable data in studies that can be conducted separately, or multinationally and simultaneously.

Providing combinable data eliminates the need for statistical correlation among different laboratories by using consistent laboratory methods, the use of same reagent manufacturers and the use of identical clinical trial reference ranges and equipment calibration. Covance also employs a proprietary clinical trials management system, which Covance believes is unique, that enables it to enter a sponsor's protocol requirements directly into its own database. This system, based on protocol requirements, constructs the drug kits that will go to the investigational sites and the requisition forms therefor, allows for proper laboratory specimen collection from the investigational sites, sequencing of study participants visits and investigator ordering of additional tests and ensures that all demographic data is complete and accurate and will produce for the client reports that are customized to their specifications. The laboratories provide a comprehensive audit trail by ensuring that all laboratory data are traceable to source documents, are capable of delivering customized data electronically within 24 hours of test completion and provide safety test results within 48 hours of test completion from most locations. As the need for central laboratory services expands geographically, the Company has expanded the reach of its central laboratories services through contractual arrangements with a leading South African laboratory and a leading Australian laboratory, each of which allows Covance to combine the testing capabilities of such laboratory with its own proprietary systems. In July 1997, Covance began a 112,000 square-foot "build-to-suit" expansion of its 152,000 square-foot Indianapolis facility to further accommodate expanding operations and future requirements. Management expects that the Indianapolis facility expansion will be ready for occupancy by mid-1998.

Pharmaceutical Packaging Services

   Covance offers full service contract packaging for the pharmaceutical industry in the United States and Europe including package development and design, coldformed and thermoformed blister units, blister packaging, multi-dose bottle filling, clinical labeling, wallet packaging, storage and site distribution of clinical supplies and return services for unused supplies. With the addition, in 1996, of Covance Pharmaceutical Packaging Services AG, Covance further expanded its packaging capabilities. Management believes that by integrating packaging services with its other clinical and periapproval services it can accelerate the drug development process through operational efficiencies that arise from coordinating at the outset the design of a clinical trial. In 1997, Covance completed its substantial renovation and upgrade to the 91,000 square-foot packaging facility in Horsham, United Kingdom which Covance had purchased in 1996. The facility, which became fully operational with the completion of its substantial renovation in June 1997, provides modern pharmaceutical packaging operations at one of the largest packaging facilities in Europe. Also in 1997, Covance began construction on a new, purpose designed, "build-to-suit" 45,000 square-foot facility in Allschwil, Switzerland. This new facility will replace Covance's existing 20,000 square-foot facility in Basel, Switzerland to further increase European operations and capabilities. The new Allschwil facility is expected to be ready for occupancy by mid-1998.

Customers and Marketing

   Covance provides its product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 1997, Covance served over 290 biopharmaceutical companies, including all 50 of the world's largest pharmaceutical companies and 20 of the world's 25 largest biotechnology companies. Of the 290 biopharmaceutical companies Covance serves, 45 are Japanese. The Japanese biopharmaceutical companies are served by Covance's United States and European operations.


   For the year ended December 31, 1997, approximately 69% of Covance's net revenues, 74% of Covance's operating income and 62% of Covance's identifiable assets were attributed principally to United States operations, while approximately 31% of Covance's net revenues, 26% of Covance's operating income and 38% of Covance's identifiable assets were attributed to non-United States operations. Approximately 61% of Covance's net revenues during 1997 were attributed to the Company's late-stage development line of business. Approximately 39% of Covance's net revenues during 1997 were attributed to the Company's early development line of business. In 1997, no customer accounted for more than 10% of the Company's net revenues, and only one customer accounted for more than 5% of the Company's net revenues. In 1997, Covance's top five customers accounted for approximately 20% of Covance's net revenues.


   Covance's sales activities (including client contact and support) are conducted by more than 120 sales and business development people based in Covance's operations in the United States, Europe, Australia, Japan, Argentina and Singapore. Most of Covance's business development personnel have technical or scientific backgrounds.

   During 1997, Covance introduced a strategic business initiative to increase its commercial success by reorganizing its marketing department. Covance has moved from service specific marketing (which focused on one type of service offering) to business segment-based or integrated capability-based marketing (which focuses on the Company's many services). Further, the Company created a consolidated sales force of key account directors, strategic account managers and business opportunity managers, each responsible for optimizing business opportunities (whether multi-capability or service specific) throughout the Company's operations. Such individuals are focused upon marketing the Company's services to new and existing clients, including multi-capability services, core competencies, global capabilities, and the ability to adapt to client region specific needs. Although centralized, the new marketing initiative will still permit the Company to adapt its services/products to regional market differences and specific client needs. Management believes that this strategic business initiative has the potential to create greater awareness among clients of the Company's range of services and to optimize the sale of large global drug development programs.

Contractual Arrangements

   Most of Covance's contracts are either fixed price, fee-for-service or fee-for-service with a cap. To a lesser extent, some of the contracts are fee-for-service without a cap. In cases where the contracts are fixed price, Covance bears the cost of overruns, with certain exceptions, but benefits if the costs are lower than anticipated. In cases where the contracts are fee-for-service with a cap, the contracts contain an overall budget for the trial based on time and cost estimates. If costs are lower than anticipated, the customer keeps the savings, but if costs are higher than estimated, then Covance is responsible for the overrun unless the increased cost is a result of a change requested by the customer, such as an increase in the number of patients to be enrolled or the type or amount of data to be collected. Contracts may range from a few months to several years depending on the nature of the work performed. In some cases, for multi-year contracts a portion of the contract fee is paid at the time the study or trial is started with the balance of the contract fee payable in installments over the study or trial duration and may be performance based. For instance, in clinical and periapproval trials, installment payments may be related to investigator recruitment, patient enrollment or delivery of a database.

   Most of Covance's contracts for the provision of its services are terminable by the customer either immediately or upon notice. Contracts may be terminated for a variety of reasons, including the failure of a product to satisfy safety requirements, unexpected or undesired results of the product, the customer's decision to forego or terminate a particular study, insufficient enrollment or investigator recruitment, or the Company's failure to properly discharge its obligations thereunder.

Backlog


   Certain of Covance's studies and projects are performed over an extended period of time, which may be as long as several years. With respect to such studies or projects, Covance maintains an order backlog to track anticipated net revenues for such work that has yet to be earned. However, Covance does not maintain an order backlog for certain services it provides because such services are performed within a short period of time or where it is not otherwise practical or feasible to maintain an order backlog.

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

   No assurance can be given that the Company will be able to realize all or any net revenues included in backlog. Although backlog can be meaningful to management with respect to a particular study where study-specific information is known (for example, study duration, performance clauses and other study-specific contract terms), Covance believes that its aggregate backlog as of any date is not necessarily a meaningful indicator of future results for a variety of reasons, including the following: first, studies vary in duration. For instance, some studies that are included in 1997 backlog may be completed in 1998, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, trials under verbal approvals, letters of intent or contracts included in backlog are subject to termination or delay at any time by the client or regulatory authorities. Termination or delays can result from a number of reasons. Delayed contracts remain in Covance's backlog pending determination of whether to continue, modify or cancel the study.

   Based upon the above discussion, Covance's aggregate backlog at December 31, 1997 and 1996 was in excess of $625 million and $500 million, respectively.

Competition

   The CRO industry is highly fragmented, with participants ranging from hundreds of small, limited-service providers to a few full service CROs with global capabilities. Covance primarily competes against in-house departments of pharmaceutical companies, full-service CROs and, to a lesser extent, universities and teaching hospitals. Covance believes, based on 1997 net revenues, that the five largest CROs besides itself include Quintiles Transnational Corporation, PPD/Pharmaco Inc., Huntington International Holdings PLC, Parexel International Corporation and ClinTrials Research Inc.

   There is competition among the larger CROs for both customers and acquisition candidates. Companies may also choose to limit the CROs with whom they are willing to work. In addition, there are few barriers to entry for small, limited-service providers considering entering the CRO industry. CROs compete on the basis of several factors, including reputation for on-time quality performance, expertise and experience in specific therapeutic areas, scope of service offerings, how well such services are integrated, strengths in various geographic markets, price, technological expertise and efficient drug development processes, the ability to acquire, process, analyze and report data in a time-saving and accurate manner, the ability to manage large-scale clinical trials both domestically and internationally, expertise and experience in health economics and outcomes and size. The Company believes that it competes favorably in all of these areas.

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

   Quest and Covance also entered into a tax indemnification agreement which was essentially the same as the Corning/Covance Spin-Off Tax Indemnification Agreement, except that Covance made representations and covenants to and indemnified Quest, as opposed to Corning. Quest and Covance also entered into a second tax indemnification agreement which is essentially the same as the spin-off tax indemnification agreement between Corning and Quest, except that Quest made representations and covenants to and indemnified Covance as opposed to Corning.

   The various tax indemnification agreements described above also require Covance to take such actions as Corning and Quest may reasonably request to preserve the favorable tax treatment provided for in the rulings obtained from the IRS in respect of the Distributions.

   Tax Sharing Agreement. Corning, Quest and Covance entered into a tax sharing agreement (the "Tax Sharing Agreement") which allocated responsibility for federal income and various other taxes ("Taxes") among the three companies. The Tax Sharing Agreement provides that, except for Taxes arising as a result of the failure of either or both of the Distributions to qualify for the treatment stated in the IRS Ruling (which Taxes are allocated either pursuant to the tax indemnification agreements described above or as described below), Corning is liable for and will pay the federal income taxes of the consolidated group that includes Quest and Covance and their subsidiaries, provided, however, that Quest and Covance were required to reimburse Corning for taxes for periods beginning after December 31, 1995 in which they were members of the Corning consolidated group and for which tax returns have not been filed as of the Distribution Date. This reimbursement obligation is based on the hypothetical separate federal tax liability of Quest and Covance, calculated on a separate consolidated basis, subject to certain adjustments. Under the Tax Sharing Agreement, in the case of adjustments by a taxing authority of a consolidated federal income tax or certain other tax returns prepared by Corning which includes Quest or Covance, then, subject to certain exceptions, Corning is liable for and will pay any tax assessments, and is entitled to any tax refunds, resulting from such audit.

   The Tax Sharing Agreement further provided that, if either of the Distributions fails to qualify for the tax treatment stated in the IRS Ruling (for reasons other than those indemnified against under one or more of the tax indemnification agreements described above), Taxes imposed upon or incurred by Corning, Quest or Covance as a result of such failure are to be allocated among Corning, Quest and Covance in such a manner as will take into account the extent to which the actions or inactions of each may have contributed to such failure, and Corning, Quest and Covance each will indemnify and hold harmless the other from and against the taxes so allocated. If it is determined that none of the companies contributed to the failure of such Distribution to qualify for the tax treatment stated in the IRS Ruling, the liability for taxes will be borne by each company in proportion to its relative average market capitalization as determined by the average closing price for the common stock of each company during the 20 trading-day period immediately following the Distribution Date. In the event that either of the Distributions fails to qualify for the tax treatment stated in the IRS Ruling and the liability for taxes as a result of such failure is allocated among Corning, Quest and the Company, the liability so allocated to the Company could exceed the net asset value of Covance.

Government Regulation

   The laboratory, manufacturing and packaging services performed by Covance are subject to various regulatory requirements designed to ensure the quality and integrity of the testing, manufacturing and packaging processes. The industry standards for conducting preclinical laboratory testing are embodied in the GLP and GMP regulations and for central laboratory operations in the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). Covance's central laboratory in Geneva has also been certified by the College of American Pathologists ("CAP"). GMP sets forth the requirements for manufacturing facilities. The standards of GLP and GMP are required by the FDA, by the Department of Health in the United

Kingdom and by similar regulatory authorities in other parts of the world. GLP and GMP stipulate requirements for facilities, equipment and professional staff. The regulations require standardized procedures for studies, for recording and reporting data and for retaining appropriate records. To help satisfy its compliance obligations, Covance has established quality assurance controls at its laboratory and manufacturing facilities which monitor ongoing compliance with GLP and GMP regulations and CLIA, as applicable, by auditing test data and conducting inspections of testing and manufacturing procedures.

   The industry standard for the conduct of clinical research and development studies is embodied in the regulations for GCP. The FDA and many other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP. These regulations require, but are not limited to, the following: (1) complying with specific requirements governing the selection of qualified investigators; (2) obtaining specific written commitments from the investigators; (3) verifying that patient informed consent is obtained; (4) ensuring adverse drug reactions are medically evaluated and reported; (5) monitoring the validity and accuracy of data; (6) verifying drug or device accountability; (7) instructing investigators and studies staff to maintain records and reports; and (8) permitting appropriate governmental authorities access to data for their review. Covance must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA. As with GLP and GMP, noncompliance with GCP can result in the disqualification of data collection during the clinical trial.

   Covance's standard operating procedures are written in accordance with regulations and guidelines appropriate to the region and the nation where they will be used. Within Europe, all work is carried out in accordance with the International Conference on Harmonization-Good Clinical Practice Guidelines ("ICH-GCP Guidelines"), and the requirements of the applicable country. Although the U.S. is a signatory to the ICH-GCP Guidelines, the FDA has not formally adopted all of the guidelines as statutory regulations, but has currently adopted them only as guidelines. In addition, FDA regulations and guidelines serve as a basis for Covance's North American and Asian/Pacific standard operating procedures. From an international perspective, when applicable, Covance has implemented common standard operating procedures across regions to assure consistency whenever it is feasible and appropriate to do so.

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

   The use of controlled substances in testing for drugs with a potential for abuse is regulated by the Drug Enforcement Administration (the "DEA"). All Covance laboratories and packaging sites using controlled substances for testing or packaging purposes are licensed by the DEA.

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

   The regulations of the Department of Transportation, the Public Health Service and the Postal Service apply to the surface and air transportation of laboratory specimens. Covance's laboratories also comply with the International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when the materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.

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

Information Technology


   Information systems are an integral part of the services and products the Company provides. The Company has formed a group, led by its Chief Information Officer, to assess the Year 2000 issue from an internal, supplier and customer perspective and remediate any issues discovered. Although the Company believes at this time that neither the costs nor expenses of the Year 2000 issue will be material to the Company, the ultimate costs and expenses are currently unknown and such costs or the consequences of failure to correct any Year 2000 issues could have a material impact on the Company's financial condition, business or operations.


Employees

      At January 15, 1998, Covance had approximately 6,000 employees, approximately 35% of whom are employed outside of the United States. Approximately 31 of Covance's employees hold M.D. degrees, 188 hold Ph.D. degrees, 14 hold Pharm.D. degrees, 36 hold D.V.M. degrees and 603 hold masters or other postgraduate degrees. Management believes that its relations with its employees are good.

Item 2.  Properties


Covance both owns and leases its facilities. Covance's principal executive offices are located in Princeton, New Jersey where it leases approximately 216,000 square feet of space in three buildings. The primary lease expires in 2004. In addition, in late 1997, Covance contracted with the landlord of its Princeton facility for the lease of a "build to suit" 160,000 square-foot facility. This new space will accommodate the growth of the Princeton corporate office and clinical and periapproval operations. The building is expected to be ready for occupancy in late 1998, and will be leased for a 15-year period. Also in mid-1997, Covance leased a 32,000 square-foot office facility in Walnut Creek, California to accommodate the growth of its clinical and periapproval operations on the West Coast. The lease is for a 5-year term. In early 1997, the Company also leased an additional 18,000 square feet at its Radnor, Pennsylvania periapproval facility, for a total of approximately 60,000 square feet. The Radnor lease expires in 2002 and has one three-year renewal term. Covance also leases an aggregate of 42,500 square feet in several buildings in Maidenhead, United Kingdom for its clinical and periapproval operations, and in late 1997 added an additional 27,000 square feet to accommodate expanding operations in that location. Covance owns its 397,000 square-foot preclinical laboratory located in Madison, Wisconsin, its 279,000 square-foot preclinical laboratory in Harrogate, United Kingdom and its 50,000 square-foot preclinical laboratory in Munster, Germany. Covance leases most of its 201,000 square-foot preclinical laboratory in Vienna, Virginia. The leases expire in 1999 and have a 10-year renewal option. It also owns several of the buildings in Vienna, Virginia. Covance also leases its 152,000 square-foot pharmaceutical laboratory in

Indianapolis, Indiana, which lease was recently extended to 2013, with renewal options, in connection with the lease of an additional 112,000 square-foot, "build-to-suit" adjoining facility, expected to be available for occupancy by mid-1998. Covance leases its 51,000 square-foot pharmaceutical laboratory in Geneva, Switzerland, which lease expires in 2000. Covance's domestic packaging operations are conducted from its principal packaging facility in Allentown, Pennsylvania. The packaging leases are for approximately 100,000 square feet of space and they all expire in 1999. In addition, in October 1996, Covance purchased a 91,000 square-foot former pharmaceutical manufacturing facility in Horsham, United Kingdom. With its renovation completed in June 1997, the Horsham facility is used to provide pharmaceutical packaging, clinical and periapproval services and health economics and outcomes services. Also in 1997, Covance began construction on a new, purpose-designed, "build-to-suit" 45,000 square-foot facility in Allschwil, Switzerland to further enhance its packaging capabilities in Europe, and to replace its existing 20,000 square-foot facility, located in Basel, Switzerland. The new Allschwil facility is expected to be completed by mid-1998. Covance Biotechnology's 109,000 square-foot facility in North Carolina is leased. Covance also owns or leases other facilities in the United States, Canada, Europe, Asia and Latin America.


Item 3.  Legal Proceedings

   Covance is party to lawsuits and administrative proceedings incidental to the normal course of its business. Covance does not believe that any liabilities related to such lawsuits or proceedings will have a material effect on its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

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

Quarter Ended                  High               Low
-------------                  ----               ---

Fourth Quarter 1996(1)         $25.00             $20.875
First Quarter 1997             $22.875            $15.50
Second Quarter 1997            $20.625            $14.625
Third Quarter 1997             $23.1875           $18.125
Fourth Quarter 1997            $22.75             $17.0625

-----------
(1) December 17, 1996 through December 31, 1996

   As of February 10, 1998, there were 9,826 holders of record of the Company's Common Stock.


   The Company has not paid any dividends during 1997 or 1996 (except dividends paid to Corning in 1996). The Company does not currently intend to pay dividends in the foreseeable future, but rather, intends to reinvest earnings in the Company's business. The Company is also restricted (subject to certain exceptions) from paying dividends on its Common Stock by certain covenants contained in a credit agreement to which the Company is a party.

Item 6.  Selected Financial Data

   The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 1997, 1996, 1995, 1994 and 1993. This data has been derived from the audited consolidated financial statements of Covance.

   The selected historical consolidated financial data should be read in conjunction with the audited Covance consolidated financial statements and notes thereto ("Audited Covance Consolidated Financial Statements") filed elsewhere herein. Historical consolidated financial data may not be indicative of Covance's future performance. See the Audited Covance Consolidated Financial Statements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                         Year Ended December 31,
                                 ----------------------------------------------------------------
                                   1997       1996            1995          1994          1993
                                 -------   ----------      ---------       ---------    ---------
                                             (Dollars in thousands, except per share data)
Income Statement Data:

Net revenues..................  $590,651   $ 494,828       $ 409,174       $ 319,501    $289,697
Costs and expenses:
  Cost of revenue .............  389,785     324,345         270,726         213,490     192,783
  Selling, general and
      administrative ..........   92,329      80,014          64,201          48,892      42,949
  Depreciation and
      amortization ............   30,877      25,204          22,070          18,520      16,984
  Spin-off related charge .....               27,404
  Restructuring charge ........                                4,616
                                 -------   ----------      ---------       ---------    ---------
      Total ...................  512,991     456,967         361,613         280,902     252,716
                                 -------   ----------      ---------       ---------    ---------
Income from operations ........   77,660      37,861(a)       47,561(b)       38,599      36,981
                                 -------   ----------      ---------       ---------    ---------
Other expense, net
  Interest expense, net .......    8,314       6,791           5,269           4,307       4,421
  Other expense (income) ......      167       1,116            (784)           (712)        852
                                 -------   ----------      ---------       ---------    ---------
                                   8,481       7,907           4,485           3,595       5,273
                                 -------   ----------      ---------       ---------    ---------
Income before taxes and
  equity investee results .....   69,179      29,954 (a)      43,076(b)       35,004      31,708
Taxes on income ...............   29,367      17,377          18,445          14,924      13,506
Equity investee loss (gain) ...       58        (139)            405             435       1,391
                                 -------   ----------      ---------       ---------    ---------
Net income .................... $ 39,754   $  12,716 (a)    $ 24,226(b)      $19,645     $16,811
                                 =======   ==========      =========       =========    =========


Basic earnings per share....... $   0.69   $    0.22            N/A            N/A         N/A

Diluted earnings per share..... $   0.69        N/A  (c)        N/A            N/A         N/A

Balance Sheet Data:

  Working capital ............. $ 59,488   $  65,946       $  18,472       $  12,961    $ 12,076
  Total assets ................  484,014     451,047         322,510         271,992     229,693
  Long-term debt ..............  132,423     163,000          89,836          75,178      69,239
  Stockholders' equity.........  157,057     110,704          82,517          63,908      49,388


Other Financial Data:

  Gross margin.................     34.0%       34.5%           33.8%           33.2%       33.5%
  Operating margin.............     13.1%       13.2%(d)        12.8%(e)        12.1%       12.8%
  Net margin...................      6.7%        6.6%(d)         6.6%(e)         6.1%        5.8%

  Current ratio................     1.35        1.43            1.15            1.12        0.98
  Debt to capital..............     0.46        0.60            0.52            0.54        0.58
  Book value per share.........     2.74        1.94             N/A             N/A         N/A
  Net days sales outstanding...       48          50              47              33          30


------------
(a) Excluding the impact of the fourth quarter 1996 one-time spin-off related charge totaling $27,404 ($19,725 net of tax), income from operations, income before taxes and equity investee results and net income for the year ended December 31, 1996 was $65,265, $57,358 and $32,441, respectively, and basic earnings per share ("EPS") was $0.57.
(b) Excluding the impact of the second quarter 1995 restructuring charge totaling $4,616 ($2,770 net of tax), income from operations, income before taxes and equity investee results and net income for the year ended December 31, 1995 was $52,177, $47,692 and $26,996, respectively.
(c) Since Covance common stock began "regular way" trading on the NYSE on January 14, 1997, computation of diluted EPS for 1996 is not possible.
(d) Operating margin and net margin exclude the income statement impact of the fourth quarter 1996 one-time spin-off related charge. Including the impact of this charge, operating income and net margin were 7.7% and 2.6%, respectively.
(e) Operating margin and net margin exclude the income statement impact of the second quarter 1995 restructuring charge. Including this charge, operating income and net margin were 11.6% and 5.9%, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview


   Covance is a leading CRO providing a wide range of integrated product development services on a worldwide basis to the biotechnology, pharmaceutical and medical device industries. In addition, and to a lesser extent, Covance also provides services such as health economics and outcomes for managed care organizations, hospitals and other health care providers and laboratory testing services to the chemical, agrochemical and food industries. The foregoing services can be broadly classified into two lines of business: early development services (preclinical, Phase I and biomanufacturing) and late-stage development services (clinical and periapproval, central laboratory, pharmaceutical packaging and health economics and outcomes). Covance believes it is one of the largest biopharmaceutical CROs, based on 1997 annual net revenues, and one of a few that are capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to reduce product development time, allowing them to introduce their products into the marketplace faster and thus, maximize the period of marketing exclusivity and monetary return on their investments. Additionally, Covance's comprehensive services and broad experience provide clients with a variable cost alternative to fixed cost internal development capabilities.

   The operations that today constitute Covance were acquired by Corning, starting in 1987, as part of a strategy to create a global, integrated and full service product development company. In keeping with this strategy, during the period 1995 through the present, Covance has acquired three new operations and formed a major new business venture. Specifically, in January 1995, Covance expanded its offering of value added product development services with the acquisition of National Packaging Systems, Inc., a pharmaceutical packaging company, in a transaction accounted for as a purchase business combination. In February 1995, Covance formed Covance Biotechnology, a majority-owned company which has enabled Covance to engage in the manufacture of biologics since the facility began operations in December 1996. In recognition of the rapid changes in the biopharmaceutical industry's marketplace, particularly the need for the industry to further demonstrate the benefits and cost effectiveness of their products to payors, Covance purchased in March 1996 all of the assets and substantially all of the liabilities of Health Technology Associates, Inc. ("HTA"), a health economics and outcomes company, in a transaction accounted for as a purchase business combination. In October 1996, Covance expanded its pharmaceutical packaging capabilities to Europe with the purchase of Swiss-based CRS Pacamed AG, in a transaction accounted for as a purchase business combination. In addition, Covance acquired a 91,000 square foot facility in Horsham, United Kingdom, which is used to provide, among other things, pharmaceutical packaging services in Europe.


   Historically, a majority of Covance's net revenues have been earned under contracts which generally range in duration from a few months to two years. Revenue from these contracts is recognized as costs are incurred on the basis of the relationship between costs incurred and estimated total costs. Typically, Covance's contracts are either fixed price, fee-for-service or fee-for-service with a cap. The contracts may contain provisions for renegotiation for cost overruns arising from changes in the level of work scope. Renegotiated amounts are included in net revenues when earned and realization is assured. In some cases, for multi-year contracts a portion of the contract fee is paid at the time the trial is initiated, with performance-based installments payable over the contract duration as milestones are achieved. Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in net revenues or expenses since such fees are granted by customers on a "pass-through basis" without risk or reward to Covance. While most contracts are terminable either immediately or upon notice by the client, they typically require payment of expenses to wind down a study, payment of fees earned to date, and, in some cases, a termination fee or a payment of some portion of the fees or profit that could have been earned under the contract if it had not been terminated early.


   Covance's cost of revenue includes appropriate amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefit charges, other direct costs and allocable expenses (including indirect labor, facility charges and information technology costs). These costs, as a percentage of net revenues, tend to fluctuate from one period to another (generally within a range of up to 200 basis points in either direction), principally as a result of changes in labor utilization and the mix of service offerings involving hundreds of studies conducted during any period of time. Accordingly, changes in cost of revenue as a percentage of net revenues plus or minus 200 basis points can be experienced from one period to another.


Results of Operations

   Year ended December 31, 1997 Compared with Year Ended December 31, 1996. Net revenues increased 19.4% to $590.7 million for 1997 from $494.8 million for 1996. Excluding the impact of 1996 acquisitions and the impact on net revenues of foreign exchange differences between both years, growth in net revenues was 18.1%. Net revenues from Covance's late-stage development services, excluding the impact of acquisitions and the impact on net revenues of foreign exchange rate differences between both years, grew in excess of 20%, benefiting from the continuing trend in outsourcing of clinical development activities. Net revenues from Covance's early development services grew in excess of 10%.


   Cost of revenue increased 20.2% to $389.8 million for 1997 from $324.3 million for 1996 as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, increased to 66.0% for 1997 from 65.5% for 1996. This increase is primarily attributable to Covance's biomanufacturing operations. During the first eleven months of 1996, all costs incurred in Covance's biomanufacturing operations were of an administrative nature as the biomanufacturing facility was being prepared for revenue producing operations (which began in December 1996). Once the biomanufacturing operations began generating revenue, many expenses shifted from administrative to cost of revenue.

   Overall, selling, general and administrative expense, which consists primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and allocable expenses (facility charges and information technology costs), increased 15.4% to $92.3 million for 1997 from $80.0 million for 1996. As a percentage of net revenues, selling, general and administrative expense decreased to 15.6% for 1997 from 16.2% for 1996. The decrease in selling, general and administrative expense as a percentage of net revenues is primarily a result of two factors. The shift in expenses in Covance's biomanufacturing operations, as discussed above, accounts for most of the reduction in selling, general and administrative expense as a percentage of net revenues for 1997 compared to 1996. Second, as a wholly-owned business of Corning, certain administrative activities were historically performed on Covance's behalf by Corning. Charges incurred for these services totaled $3.4 million, or 0.7% of net revenues, in 1996. While these charges are no longer incurred as a result of Covance's spin-off from Corning, they have been substantially, but not entirely, replaced by internal costs as additional resources continue to be added to perform the services previously provided by Corning, as well as to perform functions new to Covance as a separate publicly traded company.


   Depreciation and amortization increased 22.5% to $30.9 million or 5.2% of net revenues for 1997 from $25.2 million or 5.1% of net revenues for 1996 as the growth in these non-cash charges outpaced the increase in net revenues.


   Inclusive of a special non-recurring charge in 1996, income from operations increased $39.8 million to $77.7 million for 1997 from $37.9 million for 1996. During the fourth quarter of 1996, Covance recorded a large one-time charge totaling $27.4 million ($19.7 million after tax) associated with its spin-off from Corning. This charge consisted of the cost to establish and fund two employee stock ownership plans ($16.7 million) and the direct expenses incurred to establish Covance as a separate publicly traded company ($10.7 million). Excluding the impact of the 1996 spin-off related charge, income from operations increased $12.4 million or 19.0% to $77.7 million for 1997 as compared to $65.3 million for 1996. Income from operations as a percentage of net revenues decreased from 13.2% for 1996 to 13.1% for 1997.

   Other expense (net) increased $0.6 million to $8.5 million for 1997 from $7.9 million for 1996, due to an increase in net interest expense of $1.5 million, partially offset by a decrease in net foreign exchange transaction losses of $0.9 million, in 1997 as compared to 1996.


   Covance's effective tax rate, excluding the special non-recurring charge in 1996, decreased to 42.5% for 1997 from 43.7% for 1996. Since Covance operates on a global basis, its effective tax rate is subject to variation from year to year as the geographic distribution of its pre-tax earnings changes.

   Net income increased to $39.8 million for 1997 from $12.7 million for 1996. Excluding the after tax impact of the 1996 spin-off related charge, net income increased $7.3 million or 22.5%.

   Year ended December 31, 1996 Compared with Year Ended December 31, 1995. Net revenues increased 20.9% to $494.8 million for 1996 from $409.2 million for 1995. Excluding the impact of 1996 acquisitions, growth in net revenues was 16.4%. Net revenues from Covance's late-stage development services, excluding the recently acquired health economics and outcomes and Swiss packaging operations, grew approximately 20%, benefiting from the continuing trend in outsourcing of clinical development activities, while net revenues from Covance's early development operations grew approximately 10%.

   Cost of revenue increased 19.8% to $324.3 million for 1996 from $270.7 million for 1995 as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, decreased to 65.5% for 1996 from 66.2% for 1995.


   Overall, selling, general and administrative expense, which consists primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and allocable expenses (facility charges and information technology costs), increased 24.6% to $80.0 million for 1996 from $64.2 million for 1995. As a percentage of net revenues, selling, general and administrative expense increased to 16.2% for 1996 from 15.7% for 1995. Contributing to the increase in selling, general and administrative expense were a continuing increase in Covance's corporate center function, increasing pre-operating costs relative to Covance's biomanufacturing operations, investment in a Covance-wide global sales force initiative, administrative costs associated with the establishment of Covance's new Singapore operation and the evaluation of further geographic expansion opportunities, partially offset by a reduction in certain administrative costs allocated by Corning and affiliates.


   Depreciation and amortization increased 14.2% to $25.2 million or 5.1% of net revenues for 1996 from $22.1 million or 5.4% of net revenues for 1995 as the growth in net revenues outpaced the increase in these non-cash charges.

   Inclusive of special non-recurring charges in both years, income from operations decreased $9.7 million to $37.9 million for 1996 from $47.6 million for 1995. During the fourth quarter of 1996, Covance recorded a large one-time charge totaling $27.4 million ($19.7 million after tax) associated with its spin-off from Corning. During the second quarter of 1995, Covance recorded a restructuring provision totaling $4.6 million ($2.8 million after tax) as a result of management's decision to discontinue certain nonstrategic operations. Excluding the impact of the 1996 spin-off related charge and the 1995 restructuring provision, income from operations increased 25.1% to $65.3 million or 13.2% of net revenues for 1996 from $52.2 million or 12.8% of net revenues for 1995.


   Other expense (net) increased $3.4 million to $7.9 million for 1996 from $4.5 million for 1995, due to net foreign exchange transaction losses of $1.1 million incurred in 1996 as compared to net gains of $0.8 million recorded in 1995 and to an increase in net interest expense of $1.5 million.


   Covance's effective tax rate, excluding the special non-recurring charges in both years, increased to 43.7% for 1996 from 42.5% for 1995. Since Covance operates on a global basis, its effective tax rate is subject to variation from year to year as the geographic distribution of its pre-tax earnings changes.

   Net income decreased to $12.7 million for 1996 from $24.2 million for 1995. Excluding the after tax impact of the 1996 spin-off related charge and 1995 restructuring provision, net income increased $5.4 million or 20.2% to $32.4 million from $27.0 million for 1995.

Quarterly Results

   Covance's quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as delays in initiating or completing significant drug development trials, termination of drug development trials, acquisitions and exchange rate fluctuations. Delays and terminations of studies or trials are often the result of actions taken by clients or regulatory authorities and are not typically controllable by Covance. Since a large amount of Covance's operating costs are relatively fixed while revenue is subject to fluctuation, minor variations in the commencement, progress or completion of drug development trials may cause significant variations in quarterly operating results.

The following table presents unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 1997. In the opinion of Covance, this information has been prepared on the same basis as the Audited Covance Consolidated Financial Statements and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the Audited Covance Consolidated Financial Statements included elsewhere herein. Operating results for any quarter are not necessarily indicative of the results to be expected in any future period.



                                                                            Quarter Ended
                                    ---------------------------------------------------------------------------------------------
                                    Mar. 31,   June 30,    Sept. 30,    Dec. 31,     Mar. 31,    June 30,   Sept. 30,     Dec. 31,
                                     1996       1996         1996         1996         1997         1997       1997         1997
                                   ---------  ---------   ----------   ---------     ---------    --------  ----------   ---------
                                                                     (Dollars in thousands, except per share data)
Net revenues....................   $ 108,697  $ 121,530    $ 127,179    $137,422     $ 135,723  $ 145,392   $ 151,464    $ 158,072
Operating expenses..............      94,659    104,195      109,677     148,436       118,584    125,170     130,562      138,675
                                   ---------  ---------   ----------   ---------     ---------    --------  ----------   ---------
Income (loss) from operations         14,038     17,335       17,502     (11,014)(a)    17,139     20,222      20,902       19,397
Other expense, net..............       1,156      1,615        1,550       3,586         2,489      1,648       2,127        2,217
                                   ---------  ---------   ----------   ---------     ---------   --------   ----------   ---------
Income before taxes and equity
   investee results..............     12,882     15,720       15,952     (14,600)(a)    14,650     18,574      18,775       17,180
Taxes on income..................      5,619      6,861        6,931      (2,034)        6,153      7,940       8,058        7,216
Equity investee loss (gain).....         (44)        29          (53)        (71)         (130)       115        (142)         215
                                   ---------  ---------   ----------   ---------     ---------  ---------   ----------   ---------
Net income (loss)...............   $   7,307      8,830   $    9,074   $ (12,495)(a)    $8,627  $  10,519   $  10,859    $   9,749
                                   =========  =========   ==========   =========     =========  =========   ==========   =========

Basic earnings per share........   $    0.13  $    0.15   $     0.16   $   (0.22)(a) $    0.15  $    0.18   $    0.19    $    0.17
Diluted earnings per share.......      N/A       N/A           N/A           N/A (b) $    0.15  $    0.18   $    0.19    $    0.17
-----------

-----------
(a)Excluding the impact of the fourth quarter 1996 spin-off related charge totaling $27,404 ($19,725 net of tax), income from operations, income before taxes and equity investee results and net income were $16,390, $12,804 and $7,230,respectively, and basic earnings per share was $0.13.



(b)Since Covance's common stock began "regular way" trading on the NYSE on January 14, 1997, computation of diluted earnings per share for 1996 is not possible.


Liquidity and Capital Resources

   Covance has a centralized domestic cash management function whereby cash received from operations is generally swept daily to a centrally managed concentration account. Cash disbursements for operations are funded as needed from the concentration account. From time to time excess cash balances are maintained at Covance, generally for specific cash requirements.


   In November 1996, Covance borrowed $160 million under a newly established five-year $250 million senior revolving credit facility ("the Credit Facility") to repay Corning and affiliates for all intercompany borrowings and income tax liabilities existing at that time. At December 31, 1997, there was $120.0 million of outstanding borrowings and $11.2 million in outstanding letters of credit, resulting in a remaining availability of $119.8 million under the Credit Facility. Covance has several different interest rate options available to it under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility during 1997 was computed based upon the London Interbank Offered Rate plus a margin and approximated 6.0% per annum. The Credit Facility expires in November 2001 and contains various covenants which, among other things, may restrict Covance from engaging in certain financing activities and prohibits Covance from paying cash dividends on the Covance Common Stock during a default or an event of default, as defined in the Credit Facility, or if after giving effect to the payment of such dividends Covance would not be in compliance with the financial covenants of the Credit Facility. At December 31, 1997, Covance was in compliance with the terms of the Credit Facility.


   As of December 31, 1997, Covance Biotechnology had $3.0 million in long-term debt outstanding with the North Carolina Biotechnology Center. This debt matures in December 1999 and is guaranteed by Covance. In addition, Covance

Biotechnology has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of December 31, 1997. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under the Credit Facility and is guaranteed by Covance.


   In October 1997, a foreign subsidiary of Covance borrowed 13.5 million Swiss Francs from a bank. This loan bears interest at a fixed rate of 2.9% per annum and matures in three years. In connection with the loan, Covance provided a letter of credit in favor of the lender which may be drawn upon in event of default. This letter of credit carries a variable cost which is presently 37.5 basis points per annum. These funds were used to repay certain cross-currency intercompany obligations and to fund capital expenditures.

   Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Management believes that the Credit Facility will provide Covance with sufficient financial flexibility and ready access to cash on both a short-term and a long-term basis to fund, as required, capital expenditures, potential future acquisitions and other longer-term growth opportunities.


   During the year ended December 31, 1997, Covance's operations provided net cash of $76.6 million, an increase of $46.8 million from the corresponding 1996 amount. Cash flows from net earnings adjusted for non-cash activity provided $84.7 million during 1997, up $31.0 million or 57.7% from the corresponding 1996 amount of $53.7 million. The change in net operating assets used $8.1 million in cash during 1997 while this net change used $23.8 million in cash during 1996, primarily due to an increase in accounts and unbilled receivables. Covance's ratio of current assets to current liabilities was 1.35 at December 31, 1997 and
1.43 at December 31, 1996.


   Investing activities for the years ended December 31, 1997 and 1996 included capital spending to expand existing operations and purchase equipment to enhance scientific technology capabilities. Investing activities for the year ended December 31, 1996 also included acquisitions. In March 1996, Covance acquired Health Technology Associates, Inc. for a cash payment of approximately $14.9 million. In October 1996, Covance acquired CRS Pacamed AG for a cash payment of approximately $14.4 million. In October 1996, Covance also acquired a new facility which is used to provide, among other things, pharmaceutical packaging services in Europe for a cash payment of approximately $9.0 million. Also in October 1996, Covance paid $7.0 million in contingent purchase price in connection with its 1995 acquisition of National Packaging Systems, Inc. During 1997 and 1996, Covance spent approximately $56.5 million and $37.9 million (excluding the October 1996 facility purchase of $9.0 million), respectively, on capital expenditures for maintenance and upgrade of existing equipment, outfitting of new facilities and computer equipment and software for newly hired employees.


   As described in Note 10 to the Audited Covance Consolidated Financial Statements, a Covance subsidiary, Covance Biotechnology, entered into an operating lease arrangement in June 1995 whereby a custom-designed, fully-equipped facility was constructed. The lease, which commenced in December 1996 upon completion of construction of the facility, requires minimum annual lease payments of approximately $5.7 million.

Foreign Currency


   Since Covance operates on a global basis, it is exposed to various foreign currency risks. Two specific risks arise from the nature of the contracts Covance executes with its customers since from time to time contracts are denominated in a currency different than the particular Covance subsidiary's local currency. This contract currency denomination issue is generally applicable only to a portion of the contracts executed by Covance's foreign subsidiaries providing clinical and periapproval services. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary's expenses are incurred. As a result, the subsidiary's net revenues and resultant earnings can be affected by fluctuations in exchange rates. While some contracts provide that currency fluctuations from the rates in effect at the time the contract is executed are the responsibility of the customer and others provide that currency fluctuations from the rates in effect at the time the contract is executed up to a specified threshold (generally plus or minus a few percentage points) are absorbed by Covance while fluctuations in excess of the threshold are the customer's responsibility, most contracts do not specifically address responsibility for currency fluctuations. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon Covance's consolidated financial results.

   The second risk results from the passage of time between the invoicing of customers under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary's local currency, Covance recognizes a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in Covance receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by Covance as a foreign currency transaction gain or loss, as applicable, and is reported in other expense (income) in Covance's Consolidated Statements of Income.


   Finally, Covance's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. To date such cumulative translation adjustments have not been material to Covance's consolidated financial position.


Taxes

   Since Covance conducts operations on a global basis, Covance's effective tax rate has and will continue to depend upon the geographic distribution of its pretax earnings among locations with varying tax rates. Covance's profits are further impacted by changes in the tax rates of the various jurisdictions. See
Note 5 to the Audited Covance Consolidated Financial Statements.

Inflation

   While most of Covance's net revenues are earned under contracts, the long-term contracts (those in excess of one year) generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result, Covance believes that the effects of inflation generally do not have a material adverse effect on its operations or financial condition.

Year 2000


   Information systems are an integral part of the services and products Covance provides. The Company has formed a group, led by its Chief Information Officer, to assess the Year 2000 issue from an internal, supplier and customer perspective. Presently, this group consists of thirteen individuals who are dedicated full-time to the Year 2000 project. Covance plans to add six individuals to this group during 1998. Covance's Year 2000 plan will have risk assessment, evaluation and remediation schedules finalized during 1998. For business critical systems, remediation, validation and implementation is already underway. This plan is being executed under the guidance of Covance's senior management, who will receive periodic progress reports from the group. Although the Company believes at this time that neither the costs nor expenses of the Year 2000 issue will be material to the Company, the ultimate costs and expenses are currently unknown and such costs or the consequences of failure to correct any Year 2000 issues could have a material impact on Covance's financial conditions, business or operations.


New Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This Statement shall be effective for financial statements for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods presented for comparative purposes is required. Covance is in the process of evaluating the disclosure requirements. This Statement, by its nature, will not impact Covance's consolidated results of operations, financial position or cash flows.

Also in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). This Statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement shall be effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. Covance is in the process of evaluating the disclosure requirements. This Statement, by its nature, will not impact Covance's consolidated results of operations, financial position or cash flows.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

    None.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                              Page

Report of Price Waterhouse LLP--Independent Accountants ................................................................       28

Consolidated Balance Sheets--December 31, 1997 and 1996 ................................................................       29

Consolidated Statements of Income--Years ended December 31, 1997, 1996 and 1995.........................................       30

Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995.....................................       31

Consolidated Statements of Stockholders' Equity--Years ended December 31, 1997, 1996 and 1995...........................       32

Notes to Consolidated Financial Statements .............................................................................       33

                   REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Covance Inc.


   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of stockholders' equity appearing on pages 29 through 45 present fairly, in all material respects, the financial position of Covance Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
Price Waterhouse LLP
Morristown, NJ
January 16, 1998

                     COVANCE INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1997 AND 1996

(Dollars in thousands)                              1997           1996
                                                    -----          -----
Assets
Current Assets:


    Cash and cash equivalents...............     $ 28,027       $ 25,416
    Accounts receivable, net................      104,789         93,700
    Unbilled services.......................       40,980         39,313
    Inventory...............................       18,088         16,410
    Deferred income taxes...................       10,474         17,529
    Prepaid expenses and other assets.......       28,120         25,526
                                                 --------       --------
        Total Current Assets................      230,478        217,894
Property and equipment, net.................      193,129        167,809
Goodwill, net...............................       50,979         53,271
Other assets................................        9,428         12,073
                                                 --------       --------
        Total Assets........................     $484,014       $451,047
                                                 ========       ========
Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable........................     $ 24,344       $ 26,652
    Accrued payroll and benefits............       39,647         28,212
    Accrued expenses and other liabilities..       30,702         35,840
    Unearned revenue........................       62,099         57,794
    Short-term debt.........................       10,000             --
    Income taxes payable....................        4,198          3,450
                                                 --------       --------
        Total Current Liabilities...........      170,990        151,948
Long-term debt..............................      132,423        163,000
Deferred income taxes.......................       10,758          9,957
Other liabilities...........................       12,786         15,438
                                                 --------       --------
        Total Liabilities...................      326,957        340,343
                                                 --------       --------
Commitments and Contingent Liabilities


Stockholders' Equity:
    Common stock - Par value $0.01 per share;
       140,000,000 shares authorized;
       57,678,977 and 57,063,644 shares
       issued and outstanding at December 31,
       1997 and 1996, respectively                    577            571
    Paid-in capital.........................       58,276         48,970
    Retained earnings.......................       97,764         58,010
    Cumulative translation adjustment.......          440          3,153
                                                 --------       --------
        Total Stockholders' Equity..........      157,057        110,704
                                                 --------       --------
        Total Liabilities and Stockholders'
          Equity............................     $484,014       $451,047
                                                 ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                     COVANCE INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



(Dollars in thousands, except per share data)           1997          1996        1995
                                                        -----        ------      ------
Net revenues......................................     $ 590,651     $ 494,828    $409,174

Cost and expenses:
  Cost of revenue.................................       389,785       324,345     270,726
  Selling, general and administrative expenses....        92,329        80,014      64,201
  Depreciation and amortization...................        30,877        25,204      22,070
  Spin-off related charge.........................            --        27,404          --
  Restructuring charge............................            --            --       4,616
                                                        --------      --------    --------
      Total.......................................       512,991       456,967     361,613
                                                        --------      --------    --------
Income from operations............................        77,660        37,861      47,561
                                                        --------      --------    --------
Other expense, net:
  Interest expense, net...........................         8,314         6,791       5,269
  Other expense (income)..........................           167         1,116        (784)
                                                        --------      --------    --------
       Other expense, net.........................         8,481         7,907       4,485
                                                        --------      --------    --------
Income before taxes and equity investee results...        69,179        29,954      43,076
Taxes on income...................................        29,367        17,377      18,445
Equity investee loss (gain).......................            58          (139)        405
                                                        --------      --------    --------
Net income........................................     $  39,754     $  12,716    $ 24,226
                                                        ========      ========    ========

Basic earnings per share..........................     $    0.69     $    0.22         N/A

Weighted average shares outstanding - basic.......    57,254,042    57,063,644         N/A

Diluted earnings per share........................     $    0.69           N/A         N/A

Weighted average shares outstanding - diluted.....    57,463,587           N/A         N/A


The accompanying notes are an integral part of these consolidated financial statements.

                     COVANCE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(Dollars in thousands)                                              1997         1996        1995
                                                                  --------    ---------    --------
Cash flows from operating activities:
Net income.....................................................   $ 39,754    $  12,716    $ 24,226
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation and amortization..............................     30,877       25,204      22,070
    Stock issued under employee benefit and stock
       compensation plans......................................      5,523           --          --
    Deferred income tax provision..............................      7,856       (3,188)     (4,503)
    ESOP component of spin-off related charge..................         --       16,673          --
    Restructuring reserve, net of cash paid....................         --           --       2,965
    Related party charges......................................         --        2,052       3,288
    Other......................................................        673          237       1,266
    Changes in operating assets and liabilities, net of effects of acquisitions:

       Accounts receivable.....................................    (11,089)     (12,444)    (10,082)
       Unbilled services.......................................     (1,667)     (18,568)     (5,023)
       Inventory...............................................     (1,678)      (1,911)     (2,576)
       Accounts payable........................................     (2,308)       2,327       6,783
       Accrued liabilities.....................................      6,297       15,800      11,669
       Unearned revenue........................................      4,305       14,701      (7,556)
       Income taxes payable....................................        748      (13,606)      8,673
       Other assets and liabilities, net.......................     (2,662)     (10,135)     (6,094)
                                                                  --------    ---------    --------
Net cash provided by operating activities......................     76,629       29,858      45,106
                                                                  --------    ---------    --------
Cash flows from investing activities:
    Capital expenditures.......................................    (56,538)     (46,941)    (34,792)
    Acquisition of businesses, net of cash acquired............         --      (33,883)    (14,000)
    Other, net.................................................        196           34         571
                                                                  --------    ---------    --------
Net cash used in investing activities..........................    (56,342)     (80,790)    (48,221)
                                                                  --------    ---------    --------
Cash flows from financing activities:

    Repayments of long-term debt...............................    (40,000)          --          --
    Proceeds from short-term debt..............................     10,000           --          --
    Proceeds from long-term debt...............................      9,423      160,000          --
    Stock issued under employee stock purchase and stock
      option plans.............................................      2,901           --          --
    Capital contributions......................................         --           --       1,000
    Due to Corning Incorporated and affiliates.................         --      (88,361)     14,236
    Dividends paid to Corning..................................         --       (3,359)    (10,229)
                                                                  --------    ---------    --------
Net cash provided by (used in) financing activities............    (17,676)      68,280       5,007
                                                                  --------    ---------    --------
Net change in cash and cash equivalents........................      2,611       17,348       1,892
Cash and cash equivalents, beginning of year...................     25,416        8,068       6,176
                                                                  --------    ---------    --------
Cash and cash equivalents, end of year.........................   $ 28,027    $  25,416    $  8,068
                                                                  ========    =========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                      COVANCE INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                  Cumulative      Total
                                            Common        Paid-in     Retained    Translation   Stockholders'
(Dollars in thousands)                      Stock         Capital     Earnings    Adjustment     Equity
                                           --------      --------     --------    ----------    ---------
Balance, December 31, 1994............           --      $ 26,528     $ 34,656    $  2,724      $  63,908
Net income............................           --            --       24,226          --         24,226
Dividends paid to Corning.............           --            --      (10,229)         --        (10,229)
Capital contribution..................           --         4,288           --          --          4,288
Currency translation adjustment.......           --            --           --         324            324
                                           --------      --------      -------     -------      ---------
Balance, December 31, 1995............           --        30,816       48,653       3,048         82,517
Net income............................           --            --       12,716          --         12,716
Dividends paid to Corning.............           --            --       (3,359)         --         (3,359)
Capital contribution..................           --         2,052           --          --          2,052
Adjustment to reflect par value
 of shares issued in spin-off
 (56,208,644 shares)..................     $    562          (562)          --          --             --
ESOP contribution.....................            9        16,664           --          --         16,673
Currency translation adjustment.......           --            --           --         105            105
                                           --------      --------     --------    --------      ---------
Balance, December 31, 1996............          571        48,970       58,010       3,153        110,704
Net income............................           --            --       39,754          --         39,754
Capital contribution..................           --           888           --          --            888
Shares issued under various employee
 benefit and stock compensation plans             6         8,245           --          --          8,251
Stock option exercises................           --           173           --          --            173
Currency translation adjustment.......           --            --           --      (2,713)        (2,713)
                                           --------      --------     --------    --------      ---------
Balance, December 31, 1997............     $    577      $ 58,276     $ 97,764    $    440      $ 157,057
                                           ========      ========     ========    ========      =========


   The accompanying notes are an integral part of these consolidated financial statements.

                     COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995
           (Dollars in thousands, unless otherwise indicated)

1. Organization and Spin-off

   Organization

   Covance Inc. and its subsidiaries ("Covance") is a leading contract research organization providing a wide range of integrated product development services on a worldwide basis to the biotechnology, pharmaceutical and medical device industries. In addition and to a lesser extent, Covance provides services such as health economics and outcomes for managed care organizations, hospitals and other health care providers and laboratory testing services to the chemical, agrochemical and food industries. Covance's operations involve a single industry segment for financial reporting purposes. At the present time, operations are principally focused in the United States and Europe.

   Spin-off

   Prior to December 31, 1996, Covance was an indirect wholly-owned business of Corning Incorporated ("Corning"). In May 1996, Corning's Board of Directors approved a plan to distribute to its stockholders on a pro rata tax-free basis all of its ownership interest in Covance (the "Spin-Off Distribution"). The intent of the plan was to create an independent, publicly-owned company (Covance). The Spin-Off Distribution was complete on December 31, 1996. Under the terms of the Spin-Off Distribution, shareholders of record of Corning common stock on December 31, 1996 received one share of Covance common stock for each four shares of Corning common stock held, resulting in Covance issuing approximately 56.2 million shares of its common stock.

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

2. Summary of Significant Accounting Policies

   Principles of Consolidation

   The consolidated financial statements include the accounts of all entities controlled by Covance, including Covance Biotechnology Services Inc. ("Covance Biotechnology"), a majority owned business. All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in affiliates in which Covance owns between 20 and 50 percent.

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

   Foreign Currencies

   For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are

                     COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995
           (Dollars in thousands, unless otherwise indicated)

accumulated in a separate component of stockholders' equity. Transaction gains and losses are included in the determination of income.

   Cash and Cash Equivalents

   Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at date of purchase and consist principally of amounts temporarily invested in money market funds.

   Financial Instruments

   The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long and short-term debt are not materially different than their carrying amounts as reported at December 31, 1997 and 1996.


   Accounts receivable and unbilled services represent amounts due from Covance customers who are concentrated primarily in the pharmaceutical and biotechnology industries. Covance monitors the creditworthiness of its customers to which it grants credit terms in the ordinary course of business. Although Covance customers are concentrated primarily within these two industries, management considers the likelihood of material credit risk exposure as remote. In addition, in some cases Covance requires advance payment for a portion of the contract price from its customers upon the signing of a contract for services. Historically, bad debts have been minimal.


   Inventory

   Inventories, which consist principally of supplies, are valued at the lower of cost (first-in, first-out method) or market.

   Property and Equipment

   Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method at rates adequate to allocate the cost of the applicable assets over their estimated useful lives, which range in term from three to thirty years.

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

   Revenue Recognition


   Revenue is recognized using the cost-to-cost type percentage-of-completion method of accounting for services rendered in connection with contractual arrangements, which generally range from a few months to two years. Revenue is recognized as costs are incurred on the basis of the relationship between costs incurred and total estimated costs. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Most service contracts may be terminated for a variety of reasons by Covance's customers either immediately or upon notice. The contracts often require payments to Covance to recover costs incurred, including costs to wind down the study, and payment of fees earned

                     COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995
           (Dollars in thousands, unless otherwise indicated)

to date, and in some cases to provide Covance with a portion of the fees or profits that would have been earned under the contract had the contract not been terminated early.

   Revenue from performing clinical laboratory testing services is recognized as tests are completed. Revenue from other activities is recognized as services are performed or products are shipped.


   Unbilled services are recorded for revenue recognized to date that is currently unbillable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. Unbilled services are billable to customers within one year from the respective balance sheet date. Unearned revenue is recorded for cash received from customers for which revenue has not been recognized at the balance sheet date.


   Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in revenue or expense since such fees are granted by customers on a "pass-through basis" without risk or reward to Covance.

   Costs and Expenses

   Cost of revenue generally includes appropriate amounts necessary to complete the revenue earning process and encompasses direct labor and related benefit charges, other direct costs and allocable expenses (including facility charges, indirect labor and information technology costs). Selling, general and administrative expenses primarily consist of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and allocable expenses (facility charges and information technology costs). Advertising expense is recognized as incurred.

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

   Supplemental Cash Flow Information

   Cash paid for interest for the years ended December 31, 1997, 1996 and 1995 totaled $9.1 million, $6.5 million and $5.8 million, respectively. Cash paid for income taxes for the years ended December 31, 1997, 1996 and 1995 totaled $27.9 million, $25.5 million and $16.7 million, respectively.

   Earnings per share

   In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 128, Earnings Per Share ("SFAS 128"), which supersedes existing standards found in APB Opinion No. 15. This Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, and for entities with a complex capital structure requires the additional presentation of diluted EPS on the face of the income statement. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. This Statement is effective for Covance's fiscal year ended December 31, 1997.

                     COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995
           (Dollars in thousands, unless otherwise indicated)


   In computing diluted earnings per share for the year ended December 31, 1997, the denominator was increased by 209,545 shares, representing the dilution of stock options outstanding at December 31, 1997 with exercise prices less than the average market price of Covance's Common Stock during 1997. Excluded from the computation of diluted earnings per share were options to purchase 1,474,585 shares of common stock at prices ranging from $19.00 to $20.56 per share because the exercise prices of such options were greater than the average market price of Covance's Common Stock during 1997. Since Covance's Common Stock began "regular way" trading on the NYSE on January 14, 1997, computation of diluted earnings per share for 1996 is not possible.


   Basic earnings per share has been presented for 1996 based upon the number of Covance shares issued and outstanding as a result of the Spin-Off Distribution. Historical EPS has not been presented for periods prior to 1996 because Covance's status as an indirect wholly-owned business of Corning for such periods does not permit a determination of the number of shares outstanding on a comparable or consistent basis.

   Impact of Recently Issued Accounting Standards

   In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This Statement shall be effective for financial statements for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods presented for comparative purposes is required. Covance is in the process of evaluating the disclosure requirements. This Statement, by its nature, will not impact Covance's consolidated results of operations, financial position or cash flows.


   Also in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). This Statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement shall be effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. Covance is in the process of evaluating the disclosure requirements. This Statement, by its nature, will not impact Covance's consolidated results of operations, financial position or cash flows.


3.  Property and Equipment

   Property and equipment at December 31, 1997 and 1996 consist of the following:

                                                        1997        1996
                                                      --------   --------
   Property and equipment at cost:


      Land........................................   $   6,859  $   6,859
      Buildings and improvements..................     126,594    116,176
      Equipment...................................     156,872    136,711
      Furniture, fixtures & leasehold
       improvements...............................      50,994     41,116
      Construction-in-progress....................      14,492      4,025
                                                      --------   --------
                                                       355,811    304,887


   Less: Accumulated depreciation and amortization    (162,682)  (137,078)
                                                      --------   --------
   Property and equipment, net....................   $ 193,129  $ 167,809
                                                      ========   ========

   Depreciation and amortization expense aggregated $28.0 million, $23.2 million and $20.8 million for 1997, 1996 and 1995, respectively.

                     COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995
           (Dollars in thousands, unless otherwise indicated)

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

   Results of operations for these entities have been included in the accompanying consolidated financial statements beginning on the respective dates of acquisition. Pro forma information for these entities has not been presented, due to their insignificance to Covance taken as a whole.

   Goodwill associated with these and prior acquisitions aggregated $51.0 million and $53.3 million, net of accumulated amortization of $7.5 million and $5.2 million at December 31, 1997 and 1996, respectively. Amortization expense aggregated $2.3 million, $1.7 million and $0.9 million for 1997, 1996 and 1995, respectively.

5.  Taxes on Income

   The components of income before taxes and the related provision (benefit) for taxes on income for 1997, 1996 and 1995 are as follows:


                                  1997        1996        1995
                                -------     -------     -------
Income before taxes and equity
    investee results:
    Domestic...............    $ 48,927    $ 23,259    $ 32,771
    International..........      20,252       6,695      10,305
                                -------     -------     -------
      Total................    $ 69,179    $ 29,954    $ 43,076
                                =======     =======     =======
Federal income taxes:
    Current provision......    $ 14,968    $ 17,108    $ 19,118
    Deferred provision
     (benefit).............       2,700      (6,311)     (6,760)


International income taxes:
    Current provision (benefit)   3,987       1,248        (933)
    Deferred provision.....       2,387       1,635       3,434

State and other income taxes:
    Current provision......       5,840       4,174       3,959
    Deferred benefit.......        (515)       (477)       (373)
                                -------     -------     -------
        Net income tax
         provision.........    $ 29,367    $ 17,377    $ 18,445
                                =======     =======     =======

                     COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995
           (Dollars in thousands, unless otherwise indicated)

   The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 1997, 1996 and 1995 are as follows:

                                     1997        1996        1995
                                     -----       -----       -----
Taxes at statutory rate........      35.0%       35.0%       35.0%
State and local taxes, net of
 Federal benefit...............       5.1         8.0         5.5
Non-deductible spin-off related
 charge........................        --         7.1          --
Goodwill amortization..........       1.1         2.1         1.1
Impact of international
 operations....................      (1.0)        1.8        (0.3)
Other, net.....................       2.3         4.0         1.5
                                     ----        ----        ----
        Total..................      42.5%       58.0%       42.8%
                                     ====        ====        ====

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:


                                        1997              1996
                                        -----             -----
Current deferred tax assets:
    Liabilities not currently
     deductible....................  $  8,007          $ 15,571
    Net operating losses...........     3,793             2,332
    Other..........................       592               792
                                      -------           -------
    Gross current deferred tax
     assets........................    12,392            18,695
    Less: Valuation allowance......    (1,918)           (1,166)
                                      -------           -------
    Net current deferred tax assets  $ 10,474          $ 17,529
                                      =======           =======



                                        1997              1996
                                        -----             -----


Noncurrent deferred tax assets:
    Liabilities not currently
     deductible....................  $  5,842         $   5,256
    Less: Valuation allowance......    (1,212)           (1,212)
                                      -------           -------
    Net noncurrent deferred tax
     assets........................     4,630             4,044


Noncurrent deferred tax liabilities:
    Property and equipment.........   (15,388)          (14,001)
                                      -------           -------
    Net noncurrent deferred tax
     liabilities................... $ (10,758)        $  (9,957)
                                      =======           =======


   Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent they are taxable or expected to be remitted. Taxes have not been provided on $33.6 million of accumulated foreign unremitted earnings because those earnings are expected to remain invested indefinitely. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance.

                     COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995
           (Dollars in thousands, unless otherwise indicated)


   Historically, Covance and its subsidiaries operated under a tax sharing agreement with Corning, pursuant to which they were required to compute their provision for income taxes on a separate return basis and pay to Corning the separate Federal income tax return liability so computed. Covance's operations through December 31, 1996 were included in the Federal income tax return filed by Corning. As a result of the Spin-Off Distribution, Covance will file its own separate Federal income tax return beginning in 1997.


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

6.  Short and Long-Term Debt


   In connection with being established as a separate publicly traded company, Covance negotiated a five-year $250 million senior revolving credit facility (the "Credit Facility") with a syndicate of banks in November 1996 and borrowed $160.0 million thereunder to repay Corning and affiliates for intercompany borrowings and income tax liabilities. Under the Credit Facility, borrowings can be made in a number of different currencies until the fifth anniversary thereof at which time all outstanding loans must be paid in full. In addition, Covance has several different interest rate options under the Credit Facility. Interest on all outstanding borrowings during 1997 was computed based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin and approximated 6.0% per annum. Covance has the option to prepay the loans outstanding under the Credit Facility in whole or in part at any time, subject to payment of breakage costs, in certain circumstances. The Credit Facility contains certain covenants and requires the maintenance of key ratios, as defined in the Credit Facility. At December 31, 1997, there was $120.0 million of outstanding borrowings and $11.2 million in outstanding letters of credit under the Credit Facility.


   As of December 31, 1997, Covance Biotechnology had $3.0 million in long-term debt outstanding with the North Carolina Biotechnology Center. This debt matures in December 1999 and is guaranteed by Covance. In addition, Covance Biotechnology has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of December 31, 1997. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under the Credit Facility and is guaranteed by Covance.


   In October 1997, a foreign subsidiary of Covance borrowed 13.5 million Swiss Francs from a bank. This loan bears interest at a fixed rate of 2.9% per annum and matures in three years. In connection with the loan, Covance provided a letter of credit in favor of the lender which may be drawn upon in event of default. This letter of credit carries a variable cost which is presently 37.5 basis points per annum. These funds were used to repay certain cross-currency intercompany obligations and to fund capital expenditures.


7.  Employee Benefit Plans

   Covance has several defined contribution plans covering substantially all of its full-time employees. Contributions to these plans aggregated $8.1 million, $6.6 million and $4.9 million for 1997, 1996 and 1995, respectively.

                     COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995
           (Dollars in thousands, unless otherwise indicated)

8.  Stockholders' Equity

   Preferred Stock

   Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 1997 no Covance Series Preferred Stock has been issued or is outstanding.

   Dividends - Common Stock

   Covance's Board of Directors may declare dividends on the shares of Covance Common Stock out of legally available funds (subject to any preferential rights of any outstanding Covance Series Preferred Stock). However, Covance has no present intention to declare dividends for the foreseeable future, but instead intends to retain earnings to provide funds for the operation and expansion of its business. In addition, the Credit Facility prohibits Covance from paying cash dividends on the Covance Common Stock during a default or event of default, as defined in the Credit Facility, or after giving effect to the payment of such dividends Covance would not be in compliance with the financial covenants of the Credit Facility. While owned by Corning, Covance paid to Corning dividends of $3.4 million and $10.2 million during 1996 and 1995, respectively.

   Stock Compensation Plans


   In December 1996, Covance adopted, in connection with the Spin-Off Distribution, the Employee Equity Participation Program ("EEPP"). The EEPP consists of two plans: (a) a stock option plan (the "Covance Stock Option Plan"); and (b) an incentive stock plan (the "Covance Incentive Stock Plan"). The Covance Stock Option Plan of the EEPP, which is administered by the Covance Compensation and Organization Committee of the Board of Directors, provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Covance Common Stock at no less than fair market value on the date of grant. Options granted are not exercisable for at least twelve months and expire no more than ten years from date of grant. The Covance Incentive Stock Plan of the EEPP authorizes the Covance Compensation and Organization Committee to award eligible employees shares, or the right to receive shares, of Covance Common Stock. The shares awarded may be subject to certain restrictions prohibiting sale or other disposition and may be subject to forfeiture, in certain circumstances. A maximum of 6.0 million shares may be optioned or granted to eligible employees under the EEPP.

   Covance also established in December 1996 a stock purchase plan (the "Covance Stock Purchase Plan") pursuant to which Covance may make available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The Covance Stock Purchase Plan, which is administered by the Covance Compensation and Organization Committee, is intended to give Covance employees the opportunity to purchase shares of Covance Common Stock through payroll deductions. A maximum of
1.0 million shares may be purchased by Covance employees under the Covance Stock Purchase Plan. During 1997, a total of 190,928 shares of common stock were issued under the Covance Stock Purchase Plan.


   From 1990 through 1996, certain employees of Covance were granted incentive stock awards or options, or a combination thereof, to purchase shares of Corning common stock, under existing Corning stock award and option plans. In connection with the Spin-Off Distribution, options outstanding under the Corning stock option plans held by Covance employees and incentive share awards made to Covance employees were replaced by substitute awards under a newly established conversion plan (the "Covance Conversion Plan"). The Covance Conversion Plan has essentially all of the same characteristics as the EEPP. The replacement stock awards have the same terms and conditions as the Corning stock awards they replaced. The replacement stock options have the same vesting provisions, option periods and other terms and conditions and retain the same

                     COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995
           (Dollars in thousands, unless otherwise indicated)

ratio of exercise price per share to market value per share and the same aggregate difference between market value and exercise price as the Corning stock options they replaced.

   During 1997, Covance recorded compensation expense of $1.1 million in connection with stock issued to certain members of Covance's executive management under the Covance Incentive Stock Plan. During 1996 and 1995, certain members of Covance management participated in various stock compensation programs sponsored by Corning resulting in Covance recognizing compensation expense of $1.5 million and $0.4 million, respectively.


   Covance has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and accordingly, applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Had Covance elected to recognize compensation expense in accordance with the provisions of SFAS No. 123 for the stock option awards and for the stock purchased by Covance employees under the Covance Stock Purchase Plan or Corning employee stock purchase program, as applicable, its net income in 1997, 1996 and 1995 would have been $35.9 million, $10.8 million and $23.8 million, respectively, its basic and diluted earnings per share would both have been $0.63 in 1997 and its basic earnings per share would have been $0.19 in 1996. The fair value of the Covance stock options used to compute the net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: expected volatility of 33.3%, 24.5% and 24.5%; risk free interest rate of 6.50%, 6.34% and 5.67%; and an expected holding period of seven years, five years and five years.

                     COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995
           (Dollars in thousands, unless otherwise indicated)


   The following table sets forth Covance's stock option activity during 1997 and on a pro forma basis during 1996 and 1995, the stock option activity for the Covance stock options issued in replacement of the Corning stock options under the Covance Conversion Plan (grant dates are original Corning option grant dates):


                                               Number         Weighted
                                             of Shares        Average
                                           (in thousands)       Price
                                           --------------     ---------

  Options outstanding, January 1, 1995           496.6            $15.43
  Granted................................        306.0            $15.81
  Exercised..............................         (0.3)           $11.66
                                           --------------
  Options outstanding, December 31, 1995         802.3            $15.58
  Granted................................        268.6            $17.61
  Exercised..............................         (8.4)           $13.43
                                           --------------
  Options outstanding, December 31, 1996       1,062.5            $16.11
  Granted................................      1,763.1            $19.49
  Exercised..............................        (11.8)           $14.62
  Forfeited..............................        (66.6)           $18.63
                                           --------------
  Options outstanding, December 31, 1997       2,747.2            $18.01
                                           ==============

   The weighted average fair value of the stock options granted during 1997, calculated using the Black-Scholes option-pricing model with the assumptions as set forth above, is $9.33 per share.

   The following table sets forth the status of all options outstanding at December 31, 1997:

                          Stock Options Outstanding             Stock Options Exercisable
                  -------------------------------------------- --------------------------
                                      Weighted
     Option           Number           Average       Weighted      Number       Weighted
      Price         of Shares         Remaining       Average    of Shares      Average
      Range       (in thousands)   Contractual Life    Price   (in Thousands)    Price
---------------  --------------  ------------------  --------  --------------  ---------
$11.66 - $16.49       869.5           7.1 years       $15.07      439.6         $14.34
$16.50 - $20.56     1,877.7           9.0 years       $19.38      138.2         $17.65

   In connection with the Spin-Off Distribution, Covance established two employee stock ownership plans (collectively, the "ESOP") for the benefit of all active Covance employees as of December 31, 1996. Covance contributed approximately 855,000 shares of its common stock into the ESOP. The shares contributed were allocated among the plan participants based upon a percentage of each employee's annual compensation. As a result of this contribution, Covance recorded a one-time charge of $16.7 million, representing the fair market value of the shares issued into the ESOP.

9.  Restructuring Charge

   In 1995, Covance recorded a $4.6 million restructuring provision in connection with management's decision to discontinue certain nonstrategic operations. The restructuring charge consisted of employee termination costs of $1.5 million (relating to approximately 90 employees), the write-off of fixed assets of $1.7 million and costs of exiting leased facilities of $1.4 million. During 1995 and 1996, the affected employees were terminated and all other activities to complete the restructuring plan were substantially completed.

                     COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995
           (Dollars in thousands, unless otherwise indicated)

10.  Commitments and Contingent Liabilities

   Minimum annual rental commitments under noncancellable operating leases, primarily office and laboratory facilities (including the Covance Biotechnology facility), in effect at December 31, 1997 are as follows:

      Year ended December 31,

      1998............................................   $ 25,439
      1999............................................   $ 25,209
      2000............................................   $ 22,551
      2001............................................   $ 20,709
      2002............................................   $ 12,720
      2003 and beyond.................................   $ 59,082

   Operating lease rental expense aggregated $26.0 million, $16.1 million and $14.1 million for 1997, 1996 and 1995, respectively.

   In June 1995, Covance Biotechnology ("lessee") entered into a lease arrangement whereby a custom-designed, fully equipped facility would be constructed for the lessee at a cost of approximately $55 million to perform specialized research and manufacturing activities for biotechnology and pharmaceutical companies. The lessor in this arrangement is a subsidiary of one of the largest banks in the United States. The lease arrangement contains purchase and cancellation options for the lessee at any time during the ten year period covered by the lease arrangement. Although the lease arrangement is cancelable by the lessee at any time throughout the ten year period, an initial lease term of five years, representing management's estimate at the lease inception date of the period in which occupancy of the facility is reasonably assured, has been selected for financial reporting purposes. The initial term of the lease commenced in December 1996, upon completion of construction of the facility. The annual minimum lease payments total approximately $5.7 million. The lease arrangement is classified as an operating lease.

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

                     COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995
           (Dollars in thousands, unless otherwise indicated)

11.  Geographic Information

                                             United             Europe &
                                             States              Other

                                             ------             -------
Net revenues:

   1997.................................    $406,100            $184,551
   1996.................................    $348,996            $145,832
   1995.................................    $286,474            $122,700

Income from operations:

   1997.................................    $ 57,342            $ 20,318
   1996.................................    $ 29,244(1)         $  8,617(1)
   1995.................................    $ 34,799(2)         $ 12,762

Identifiable assets:

   1997.................................    $298,786            $185,228
   1996.................................    $297,386            $153,661
   1995.................................    $229,720            $ 92,790


   (1) Excluding the impact of the 1996 one-time spin-off related charge totaling $27,404, United States and Europe & Other income from operations was $48,848 and $16,417, respectively.

   (2) Excluding the impact of the 1995 restructuring provision totaling $4,616, United States income from operations was $39,415.

12.  Related Party Transactions

   Historically, Covance had participated in Corning's centralized treasury and cash management processes. For domestic operations, cash received from operations was generally transferred to Corning on a daily basis. For international operations, excess cash was periodically transferred to Corning. Cash disbursements for operations, acquisitions and other investments were funded as needed from Corning. Substantially all of Covance's borrowings during 1996 (prior to the establishment of the Credit Facility) and 1995 were from Corning. The blended rate on those borrowings for 1996 and 1995 was approximately 6%.


   During 1996 and 1995, Corning and affiliates provided a number of administrative functions to Covance which resulted in charges of $3.4 million and $5.3 million being recorded in Covance's results of operations for 1996 and 1995, respectively. Management believes the method used to allocate these costs is reasonable under the circumstances. The charges for these functions are included primarily in selling, general and administrative expenses and do not necessarily reflect the amount of expenses that would have been incurred by Covance on a stand-alone basis. In certain cases, related party expenses allocated to Covance have not required reimbursement in cash and, accordingly, have been treated as capital contributions.

                     COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1997, 1996 and 1995
           (Dollars in thousands, unless otherwise indicated)


13.  Quarterly Financial Information (Unaudited)

   The following is a summary of unaudited quarterly financial information for 1997 and 1996:

                                 First    Second      Third    Fourth
Year Ended December 31, 1997    Quarter   Quarter    Quarter   Quarter
------------------------------  --------  --------   --------  --------
Net revenues..................  $135,723  $145,392   $151,464  $158,072
Income from operations........    17,139    20,222     20,902    19,397
Net income....................     8,627    10,519     10,859     9,749
Basic and diluted earnings
  per share...................     $0.15     $0.18      $0.19     $0.17


                                 First    Second      Third    Fourth
Year Ended December 31, 1996    Quarter   Quarter    Quarter   Quarter
------------------------------  --------  --------   --------  --------
Net revenues..................  $108,697  $121,530   $127,179  $137,422
Income (loss) from operations.    14,038    17,335     17,502   (11,014)(1)
Net income (loss).............     7,307     8,830      9,074   (12,495)(1)
Basic earnings per share......     $0.13     $0.15      $0.16    $(0.22)(1)
Diluted earnings per share....       N/A       N/A        N/A       N/A



---------------------
(1) Excluding the impact of the 1996 one-time spin-off related charge totaling $27,404 ($19,725 net of tax), income from operations and net income in the fourth quarter of 1996 were $16,390 and $7,230, respectively, and basic earnings per share was $0.13.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant


   (a)   Identification of Directors.


   Incorporated by reference to the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 28, 1998, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

   (b) Identification of Officers.

   Christopher A. Kuebler, 44, has been Covance's President and Chief Executive Officer since November 1994. From March 1993 through November 1994, he was the Corporate Vice President, European Operations for Abbott Laboratories Inc. ("ALI"), a diversified health care company. From January 1991 until March 1993, Mr. Kuebler was the Vice President, Sales and Marketing for ALI's Pharmaceutical Division. Mr. Kuebler has been a member of the Covance Board since November 1994, and was elected Chairman in November 1996. Mr. Kuebler also serves in various executive officer and director capacities of Covance's subsidiaries.



   Richard J. Andrews, 50, has been a Corporate Senior Vice President of Covance since July 1996. In addition, Mr. Andrews has served as the Group President, Central Laboratory Services ("Central Labs") since June 1994 and served as President of Central Laboratory's Swiss operations ("CLS") since January 1993. Central Labs and CLS provide the Company's central laboratory services. Prior to January 1993, Mr. Andrews served in various executive capacities in Europe, including Worldwide Business Director, for Dupont International S.A., a multinational chemical and pharmaceutical company. Mr. Andrews also serves as a director of several of Covance's subsidiaries.


   Michael Giannetto, 35, has been the Company's Controller since July 1996 and a Vice President since November 1996. From March 1995 to July 1996, Mr. Giannetto was the Business Controller for Covance. From December 1992 to March 1995, Mr. Giannetto was the Manager of Financial Reporting and Technical Accounting for Corning Life Sciences Inc. ("CLSI"), an affiliate of the Company prior to the Distribution Date. Prior to December 1992, Mr. Giannetto was a Senior Audit Manager for Deloitte & Touche.

   Charles C. Harwood, Jr., 44, has been the Company's Corporate Senior Vice President and Chief Financial Officer since July 1996. From November 1994 to July 1996, Mr. Harwood was the Company's Vice President and Chief Financial Officer. From May 1993 to November 1994, Mr. Harwood was Executive Director, Finance of Covance. From January 1993 to May 1993, Mr. Harwood was Chief Financial Officer and Vice President of Finance with Integrated Telecom Technologies, Inc. Prior to January 1993, Mr. Harwood worked seven years in the field of commercial real estate development and six years with the Hewlett-Packard Company in its Medical Products Division. Mr. Harwood also serves as a director of several of Covance's subsidiaries.

   Jeffrey S. Hurwitz, 37, has been the Company's Corporate Senior Vice President, General Counsel and Secretary since July 1996. From November 1994 to July 1996, Mr. Hurwitz was Covance's Vice President, General Counsel and Secretary. From October 1993 to November 1994, Mr. Hurwitz was Covance's General Counsel and Secretary. From May 1992 to October 1993, Mr. Hurwitz was an Assistant Counsel and Assistant Secretary for CLSI, an affiliate of the Company prior to the Distribution Date. From August 1991 to May 1992, Mr. Hurwitz was an Assistant Counsel for Corning, an affiliate of the Company prior to the Distribution Date. From February 1991 to June 1991, Mr. Hurwitz was an Associate with the law firm of Luskin & Stern. Prior to February 1991, Mr. Hurwitz was an Associate with the law firm of Shearman & Sterling. Mr. Hurwitz also serves as a director of Bio-Imaging, and several of Covance's subsidiaries.


   Kim D. Lamon, M.D., Ph.D., 45, has been a Corporate Senior Vice President of Covance since July 1996. In addition, Dr. Lamon has been the Group President, Clinical and Periapproval Services ("CAPS") since May 1996. CAPS and its European affiliates provide the Company's clinical and periapproval services. From April 1994 until May 1996, he was the Executive Vice President, Chief Medical Officer for Quest Diagnostics Incorporated, and Senior Vice President, Science and Technology for CLSI, in each case an affiliate of the Company prior to the Distribution Date. From July 1992 until April 1994, Dr. Lamon was Senior Vice President, Clinical Research and Development and Executive Medical Director for Rhone-Poulenc Rorer ("RPR"), a pharmaceutical company. Prior to July 1992, Dr. Lamon was Senior Vice President, Clinical Research and Regulatory Affairs at RPR. Dr. Lamon received his M.D. and Ph.D. in Pharmacology from Thomas Jefferson University. Since 1989, Dr. Lamon has been an Adjunct Assistant Professor of Pharmacology at Thomas Jefferson University. Dr. Lamon also serves as a director of several of Covance's subsidiaries.


   James D. Utterback, 42, has been a Corporate Senior Vice President of Covance since July 1996 and Group President, Global Ventures since August 1995. Global Ventures is responsible for the Company's international expansion plans in Asia Pacific, Latin America and Africa. Mr. Utterback has also been responsible for Covance's global pharmaceutical packaging operations since August 1995. From May 1994 until August 1995, Mr. Utterback was the Senior Vice President, Human Resources and Quality for CLSI, an affiliate of the Company prior to the Distribution Date. Prior to May 1994, Mr. Utterback served in various executive capacities, including Chief Executive Officer in South Africa, for RPR, a pharmaceutical company. Mr. Utterback has worked in the pharmaceutical industry since 1985, living in Europe, Africa and the United States. Mr. Utterback also serves as a director of several of Covance's subsidiaries.

   Kathleen A. Weslock, 42, has been the Company's Corporate Senior Vice President, Human Resources since April 1997. From May 1995 until April 1997, Ms. Weslock was the Senior Vice President, Human Resources and Development, Private Client Services at Lehman Brothers Inc., a financial services firm. Prior to May 1995, Ms. Weslock was a principal with William M. Mercer, Inc. a consulting firm.



   Michael G. Wokasch, 46, has been a Corporate Senior Vice President of Covance since July 1996. In addition, Mr. Wokasch has been the Group President, Laboratory Services ("Labs"), since July 1995. Labs and its affiliates provide the Company's preclinical services. From January 1992 until July 1995, Mr. Wokasch served as Divisional Vice President of Sales of ALI. From October 1991 to January 1992, Mr. Wokasch served as Director for New Product/Marketing/ Development & Scientific Relations at ALI. Prior to October 1991, Mr. Wokasch was a Director, New Product Development at ALI. Mr. Wokasch also serves as a director of several of Covance's subsidiaries.


Item 11.  Executive Compensation

   Incorporated by reference to the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting of Shareholders to be held on April 28, 1998, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership by Certain Beneficial Owners and Management of
         Covance

   Incorporated by reference to the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting of Shareholders to be held on April 28, 1998, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13. Certain Relationships and Related Transactions

   Incorporated by reference to the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting of Shareholders to be held on April 28, 1998, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this report.


   1. Financial Statements. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 27.


   2. Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

   3. Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (c) below and in the accompanying Exhibit Index.

(b) Reports on Form 8-K.


    None.


(c)  Item 601 Exhibits.

2.1 Transaction Agreement among Corning Incorporated, Corning Life Science Inc., Corning Clinical Laboratories Inc. (Delaware), Covance Inc. and Corning Clinical Laboratories Inc. (Michigan), dated November 22, 1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

4.2 Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996. Filed herewith.

10.1 Tax Sharing Agreement among Corning Incorporated, Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.2 Spin-Off Tax Indemnification Agreement between Corning Incorporated and Covance Inc., dated December 31, 1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.3 Spin-Off Tax Indemnification Agreement between Covance Inc. and Corning Clinical Laboratories Inc., December 31, 1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.4 Spin-Off Tax Indemnification Agreement between Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.5 Credit Agreement among Covance Inc., NationsBank, N.A., Wachovia Bank of Georgia, N.A. and Lenders named therein, dated November 26,1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.6 Employee Stock Ownership Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.7 Stock Purchase Savings Plan, as amended. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.8 Employee Stock Purchase Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.9 Employee Equity Participation Plan. Incorporated by reference to Registrant's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.

10.10 Executive Retirement Supplemental Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.11 Restricted Share Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.12 Directors' Restricted Stock Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.13 Directors' Deferred Compensation Plan, as amended. Filed herewith.

10.14 Employment Agreement between Christopher Kuebler and Covance Inc. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.15 Executive Employment Letters and Schedule. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.16 Variable Compensation Plan. Filed herewith.

10.17 Conversion Equity Plan. Incorporated by reference to Registrant's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.

21 Subsidiaries. Incorporated by reference to Registrant's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.

23    Consent of Price Waterhouse LLP. Filed herewith.

27    Financial Data Schedule. (Edgar filing only).


(d) Financial Statement Schedules.

      None.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COVANCE INC.

Dated: February 27, 1998                  By: /s/ Christopher A. Kuebler
                                              --------------------------
                                              Christopher A. Kuebler
                                              Chairman of the Board, President
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                                      Date

/s/ Christopher A. Kuebler
-------------------------
Christopher A. Kuebler              Chairman of the Board,                     February 27, 1998
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


/s/ Charles C. Harwood, Jr.
--------------------------
Charles C. Harwood, Jr.             Corporate Senior Vice President            February 27, 1998
                                    and Chief Financial Officer
                                    (Principal Financial Officer)



/s/ Michael Giannetto
---------------------
Michael Giannetto                   Vice President and Controller              February 27, 1998
                                    (Principal Accounting Officer)



/s/ Robert M. Baylis
--------------------
Robert M. Baylis                    Director                                   February 27, 1998


/s/ Van C. Campbell
------------------
Van C. Campbell                     Director                                   February 27, 1998


/s/ Irwin Lerner
----------------
Irwin Lerner                        Director                                   February 27, 1998


/s/ J. Randall MacDonald
------------------------
J. Randall MacDonald                Director                                   February 27, 1998


/s/ Nigel W. Morris
-------------------
Nigel W. Morris                     Director                                   February 27, 1998


/s/ William C. Ughetta
----------------------
William C. Ughetta                  Director                                   February 27, 1998

                               EXHIBIT INDEX

Exhibit
Number      Description
----        --------------------------------------------------------------------

2.1 Transaction Agreement among Corning Incorporated, Corning Life Science Inc., Corning Clinical Laboratories Inc. (Delaware), Covance Inc. and Corning Clinical Laboratories Inc. (Michigan), dated November 22, 1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

4.2 Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996. Filed herewith.

10.1 Tax Sharing Agreement among Corning Incorporated, Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.2 Spin-Off Tax Indemnification Agreement between Corning Incorporated and Covance Inc., dated December 31, 1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.3 Spin-Off Tax Indemnification Agreement between Covance Inc. and Corning Clinical Laboratories Inc., December 31, 1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.4 Spin-Off Tax Indemnification Agreement between Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.5 Credit Agreement among Covance Inc., NationsBank, N.A., Wachovia Bank of Georgia, N.A. and Lenders named therein, dated November 26,1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.6 Employee Stock Ownership Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.7 Stock Purchase Savings Plan, as amended. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.8 Employee Stock Purchase Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.9 Employee Equity Participation Plan. Incorporated by reference to Registrant's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.

10.10 Executive Retirement Supplemental Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.11 Restricted Share Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.12 Directors' Restricted Stock Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Exhibit
Number      Description
---------   --------------------------------------------------------------------

10.13       Directors' Deferred Compensation Plan, as amended. Filed herewith.

10.14 Employment Agreement between Christopher Kuebler and Covance Inc. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.15 Executive Employment Letters and Schedule. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.16       Variable Compensation Plan. Filed herewith.

10.17 Conversion Equity Plan. Incorporated by reference to Registrant's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.

21 Subsidiaries. Incorporated by reference to Registrant's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.

23          Consent of Price Waterhouse LLP. Filed herewith.

27          Financial Data Schedule. (Edgar filing only).