Form 10-Q
period 1998-03-31
COVANCE INC
filed 1998-04-30
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

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
YES    X       NO
      ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 9, 1998, the Registrant had 57,982,480 shares of Common Stock outstanding.

                                  Covance Inc.

             Form 10-Q For the Quarterly Period Ended March 31, 1998

                                      INDEX

                                                                                       Page
                                                                                       ----
Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

      Consolidated Balance Sheets--March 31, 1998 and December 31, 1997..............    3

      Consolidated Statements of Income--Three Months ended
        March 31, 1998 and 1997......................................................    4

      Consolidated Statements of Cash Flows--Three Months ended
        March 31, 1998 and 1997......................................................    5

      Notes to Consolidated Financial Statements.....................................    6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................    7

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K............................................   11

Signature Page ......................................................................   12

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

                          COVANCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

        (Dollars in thousands)                           March 31,    December 31,
                                                           1998          1997
                                                         --------      --------
Assets
Current Assets:
  Cash and cash equivalents.......................      $  17,730     $  28,027
  Accounts receivable, net.........................       103,562       104,789
  Unbilled services................................        49,270        40,980
  Inventory........................................        19,756        18,088
  Deferred income taxes............................        11,123        10,474
  Prepaid expenses and other assets................        28,164        28,120
                                                        ---------     ---------
     Total Current Assets..........................       229,605       230,478
Property and equipment, net........................       195,271       193,129
Goodwill, net......................................        50,405        50,979
Other assets.......................................         9,592         9,428
                                                        ---------     ---------
     Total Assets..................................     $ 484,873     $ 484,014
                                                        =========     =========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable.................................     $  22,620     $  24,344
  Accrued payroll and benefits.....................        33,089        39,647
  Accrued expenses and other liabilities...........        29,413        30,702
  Unearned revenue.................................        63,489        62,099
  Short-term debt..................................        10,000        10,000
  Income taxes payable.............................        11,812         4,198
                                                        ---------     ---------
     Total Current Liabilities.....................       170,423       170,990
Long-term debt.....................................       122,059       132,423
Deferred income taxes..............................        11,496        10,758
Other liabilities..................................        12,402        12,786
                                                        ---------     ---------
     Total Liabilities.............................       316,380       326,957
                                                        ---------     ---------
Commitments and Contingent Liabilities

Stockholders' Equity:
  Common Stock - Par value $0.01 per share;
  140,000,000 shares authorized;
  57,832,154 and 57,678,977 shares issued
  and outstanding at March 31, 1998
  and December 31, 1997, respectively..............           578           577
  Paid-in capital..................................        61,294        58,276
  Retained earnings................................       108,216        97,764
  Cumulative translation adjustment................        (1,595)          440
                                                        ---------     ---------
     Total Stockholders' Equity....................       168,493       157,057
                                                        ---------     ---------
     Total Liabilities and Stockholders' Equity....     $ 484,873     $ 484,014
                                                        =========     =========


The accompanying notes are an integral part of these consolidated financial statements.


                          COVANCE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                       Three Months Ended March 31
                                                       ---------------------------
(Dollars in thousands, except per share data)               1998          1997
                                                       ------------  -------------
Net revenues .......................................    $   168,509  $    135,723
Cost and expenses:
  Cost of revenue ..................................        112,729        90,825
  Selling, general and administrative expenses .....         26,911        20,651
  Depreciation and amortization ....................          8,555         7,108
                                                        -----------  ------------
       Total .......................................        148,195       118,584
                                                        -----------  ------------
Income from operations .............................         20,314        17,139
                                                        -----------  ------------
Other expense, net:
  Interest expense, net ............................          1,695         2,015
  Other expense ....................................            113           474
                                                        -----------  ------------
       Other expense, net ..........................          1,808         2,489
                                                        -----------  ------------
Income before taxes and equity investee results ....         18,506        14,650

Taxes on income ....................................          7,860         6,153

Equity investee loss (gain) ........................            194          (130)
                                                        -----------  ------------
Net income .........................................    $    10,452  $      8,627
                                                        ===========  ============

Basic earnings per share ...........................    $      0.18  $       0.15

Weighted average shares outstanding - basic ........     57,775,312    57,063,644


Diluted earnings per share .........................    $      0.18  $       0.15

Weighted average shares outstanding - diluted ......     58,241,983    57,253,369







The accompanying notes are an integral part of these consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                    Three Months Ended March 31
                                                                    ---------------------------
(Dollars in thousands)                                                  1998          1997
                                                                    ------------   ------------
Cash flows from operating activities:
Net income ........................................................   $ 10,452      $  8,627
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization ...................................      8,555         7,108
  Stock issued under employee benefit and stock
    compensation plans ............................................      1,352            --
  Deferred income tax provision ...................................         89            51
  Other ...........................................................        219           (42)
  Changes in operating assets and liabilities:
    Accounts receivable ...........................................      1,227         2,772
    Unbilled services .............................................     (8,290)         (514)
    Inventory .....................................................     (1,668)         (332)
    Accounts payable ..............................................     (1,724)       (3,937)
    Accrued liabilities ...........................................     (7,847)       (5,043)
    Unearned revenue ..............................................      1,390        (2,486)
    Income taxes payable ..........................................      7,614         4,020
    Other assets and liabilities, net .............................     (3,110)        1,771
                                                                      --------      --------
Net cash provided by operating activities .........................      8,259        11,995
                                                                      --------      --------
Cash flows from investing activities:
  Capital expenditures ............................................     (9,957)      (14,502)
  Other, net ......................................................         10            51
                                                                      --------      --------
Net cash used in investing activities .............................     (9,947)      (14,451)
                                                                      --------      --------
Cash flows from financing activities:
  Repayments of long-term debt ....................................    (10,000)       (6,000)
  Proceeds from short-term debt ...................................         --         4,000
  Stock issued under employee stock purchase and
    stock option plans ............................................      1,391            --
                                                                      --------      --------
Net cash used in financing activities .............................     (8,609)       (2,000)
                                                                      --------      --------
Net change in cash and cash equivalents ...........................    (10,297)       (4,456)

Cash and cash equivalents, beginning of period ....................     28,027        25,416
                                                                      --------      --------
Cash and cash equivalents, end of period ..........................   $ 17,730      $ 20,960
                                                                      ========      ========




The accompanying notes are an integral part of these consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1998

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 1997, 1996 and 1995 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

      Earnings Per Share

      Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended March 31, 1998 and 1997, the denominator was increased by 466,671 shares and 189,725 shares, respectively, representing the dilution of stock options outstanding at March 31, 1998 and 1997 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

      Comprehensive Income

      In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Initial application of this Statement is required for interim periods of fiscal years beginning after December 15, 1997; however, interim period disclosure is limited to reporting a total for comprehensive income. In accordance with SFAS 130, Covance has determined total comprehensive income, net of tax, to be $9.2 million and $5.7 million for the three months ended March 31, 1998 and 1997, respectively. Covance's total comprehensive income represents net income plus the after-tax effect of the change in the cumulative translation adjustment equity account for the periods presented.

3.    Supplemental Cash Flow Information

      Cash paid for interest for the three months ended March 31, 1998 and 1997 totaled $1.7 million and $2.8 million, respectively. Cash paid for income taxes for the three months ended March 31, 1998 and 1997 totaled $0.7 million and $1.3 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes thereto of Covance included herein, and the Consolidated Financial Statements and related Notes thereto included in Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Overview

      Covance is a leading contract research organization ("CRO") providing a wide range of integrated product development services on a worldwide basis to the biotechnology, pharmaceutical and medical device industries. In addition, and to a lesser extent, Covance also provides services such as health economics and outcomes for managed care organizations, hospitals and other health care providers and laboratory testing services to the chemical, agrochemical and food industries. The foregoing services can be broadly classified into two lines of business: early development services (preclinical, early clinical and biomanufacturing) and late-stage development services (clinical and periapproval, central laboratory, pharmaceutical packaging and health economics and outcomes). Covance believes it is one of the largest biopharmaceutical CROs, based on 1997 annual net revenues, and one of a few that are capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to reduce product development time, allowing them to introduce their products into the marketplace faster and, thus, maximize the period of market exclusivity and monetary return on their investments. Additionally, Covance's comprehensive services and broad experience provide clients with a variable cost alternative to fixed cost internal development capabilities.

      The operations that today constitute Covance were acquired by Corning Incorporated ("Corning"), starting in 1987, as part of a strategy to create a global, integrated and full service product development company. In keeping with this strategy, during 1996, Covance acquired two new operations. In recognition of the rapid changes in the biopharmaceutical industry's marketplace, particularly the need for the industry to further demonstrate the benefits and cost effectiveness of their products to payors, Covance purchased in March 1996 all the assets and substantially all of the liabilities of Health Technology Associates, Inc., a leading health economics and outcomes company, in a transaction accounted for as a purchase business combination. In October 1996, Covance expanded its pharmaceutical packaging capabilities to Europe with the purchase of Swiss-based CRS Pacamed AG, in a transaction accounted for as a purchase business combination. In addition, Covance acquired a 91,000 square foot facility in Horsham, United Kingdom, which is being used to provide, among other things, pharmaceutical packaging services in Europe.

      Historically, a majority of Covance's net revenues have been earned under contracts which generally range in duration from a few months to two years. Revenue from these contracts is generally recognized under either the percentage of completion method of accounting or as services are rendered or products are delivered. The contracts may contain provisions for renegotiation for cost overruns arising from changes in the level of work scope. Renegotiated amounts are included in net revenues when earned and realization is assured. In some cases, for multi-year contracts a portion of the contract fee is paid at the time the trial is initiated, with performance-based installments payable over the contract duration as milestones are achieved. Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in net revenues or expenses since such fees are granted by customers on a "pass-through basis" without risk or reward to Covance. While most contracts are terminable either immediately or upon notice by the client, they typically require payment of expenses to wind down a study, payment of fees earned to date, and, in some cases, a termination fee or a payment of some portion of the fees or profit that could have been earned under the contract if it had not been terminated early.

      Covance's cost of revenue includes appropriate amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefit charges, other direct costs and allocable expenses (including indirect labor, facility charges and information technology costs). These costs, as a percentage of net revenues, tend and are expected to fluctuate from one period to another (generally within a range of up to 200 basis points in either direction) principally as a result of changes in labor utilization and the mix of service offerings involving hundreds of studies conducted during any period of time.

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

Results of Operations

Three Months Ended March 31, 1998 Compared with Three Months Ended March 31,
1997.

      Net revenues increased 24.2% to $168.5 million for the three months ended March 31, 1998 from $135.7 million for the corresponding 1997 period. Excluding the impact on net revenues of foreign exchange rate differences between both periods, growth in net revenues was 25.3%. Net revenues from Covance's late-stage development services grew in excess of 20%, benefiting from the continuing trend in outsourcing of clinical development activities. Net revenues from Covance's early development services also grew in excess of 20%.

      Cost of revenue increased 24.1% to $112.7 million for the three months ended March 31, 1998 from $90.8 million for the corresponding 1997 period as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, was 66.9% for both the three months ended March 31, 1998 and the corresponding 1997 period.

    Overall, selling, general and administrative expense, which consists primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and allocable expenses (facility charges and information technology costs), increased 30.3% to $26.9 million for the three months ended March 31, 1998 from $20.7 million for the corresponding 1997 period. As a percentage of net revenues, selling, general and administrative expense increased to 16.0% for the three months ended March 31, 1998 from 15.2% for the corresponding 1997 period. The increase in selling, general and administrative expense of 30.3% is attributable to a number of factors, including higher recruitment expenses, as more employees were hired during the 1998 three month period compared to the corresponding 1997 period, and higher sales and marketing expenses, as Covance has further strengthened its global sales force and centralized its marketing efforts since the first quarter of 1997.

      Depreciation and amortization increased 20.4% to $8.6 million or 5.1% of net revenues for the three months ended March 31, 1998 from $7.1 million or 5.2% of net revenues for the corresponding 1997 period as the growth in net revenues outpaced the increase in these non-cash charges.

      Income from operations increased $3.2 million or 18.5% to $20.3 million for the three months ended March 31, 1998 from $17.1 million for the corresponding 1997 period. As a percentage of net revenues, income from operations decreased to 12.1% for the three months ended March 31, 1998 from 12.6% for the corresponding 1997 period primarily as a result of the increase in selling, general and administrative expenses.

      Other expense, net, decreased $0.7 million to $1.8 million for three months ended March 31, 1998 from $2.5 million for the corresponding 1997 period. This decrease is a result of a reduction in interest expense of $0.3 million, relating to Covance's lower level of debt, and a decrease in foreign exchange transaction losses of $0.4 million.

      Covance's effective tax rate for the three months ended March 31, 1998 increased to 42.5% from 42.0% for the corresponding 1997 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period due to the changes in the geographic distribution of its pre-tax earnings.

      Net income increased $1.8 million or 21.2% to $10.5 million for the three months ended March 31, 1998 from $8.6 million for the corresponding 1997 period.

Liquidity and Capital Resources

      Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Management believes that its long-term revolving credit facility will provide Covance with sufficient financial flexibility and ready access to cash on both a short-term and a long-term basis to fund, as required, capital expenditures, potential future acquisitions and other longer-term growth opportunities. At March 31, 1998, there was $110.0 million of outstanding borrowings and $11.5 million of outstanding letters of credit, with a remaining availability of $128.5 million under Covance's long-term revolving credit facility.

      At December 31, 1997, Covance Biotechnology Services Inc. ("Covance Biotechnology") had $3.0 million in long-term debt outstanding with the North Carolina Biotechnology Center. This debt matures in December 1999 and is guaranteed by Covance. In addition, Covance Biotechnology has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of March 31, 1998. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under its long-term credit facility and is guaranteed by Covance.

      In October 1997, a foreign subsidiary of Covance borrowed 13.5 million Swiss Francs from a bank. This loan bears interest at a fixed rate of 2.9% per annum and matures in three years. In connection with the loan, Covance provided a letter of credit in favor of the lender which may be drawn upon in event of default.

      During the three months ended March 31, 1998, Covance's operations provided net cash of $8.3 million compared to $12.0 million for the corresponding 1997 period. Cash flows from net earnings adjusted for non-cash activity provided $20.7 million for the three months ended March 31, 1998, up $4.9 million or 31.3% from the corresponding 1997 period. The change in net operating assets used $12.4 million in cash during the three months ended March 31, 1998, primarily as a result of an increase in unbilled receivables and a reduction in accrued liabilities, while this net change used only $3.7 million during the first three months of 1997.

      Working capital was $59.2 million at March 31, 1998, a reduction of $0.3 million from December 31, 1997. Aggregate accounts receivable and unbilled services at March 31, 1998 of $152.8 million were up $7.1 million or 4.8% from the December 31, 1997 level of $145.8 million. Covance's ratio of current assets to current liabilities was 1.35 at both March 31, 1998 and December 31, 1997.

      Investing activities for the three months ended March 31, 1998 used $9.9 million compared to $14.5 million for the corresponding 1997 period. Capital spending for the first three months of 1998 totaled $10.0 million, primarily for outfitting of new facilities, purchase of new equipment, maintenance and upgrade of existing equipment and computer equipment and software for newly hired employees, compared to $14.5 million for the corresponding 1997 period.

Foreign Currency

      Since Covance operates on a global basis, it is exposed to various foreign currency risks. Two specific risks arise from the nature of the contracts Covance executes with its customers since from time to time contracts are denominated in a currency different than the particular Covance subsidiary's local currency. This contract currency denomination issue is generally applicable only to a portion of the contracts executed by Covance's foreign subsidiaries providing clinical and periapproval services. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary's expenses are incurred. As a result, the subsidiary's net revenues and resultant earnings can be affected by fluctuations in exchange rates. While some contracts provide either that currency fluctuations from the rates in effect at the time the contract is executed are the responsibility of the customer and others provide that currency fluctuations from the rates in effect at the time the contract is executed up to a specified threshold (generally plus or minus a few percentage points) are absorbed by Covance while fluctuations in excess of the threshold are the customer's responsibility, most contracts do not specifically address responsibility for currency fluctuations. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon Covance's consolidated financial results.

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

      Finally, Covance's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated using end of period exchange rates; and equity accounts are translated at historical rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. To date such cumulative translation adjustments have not been material to Covance's consolidated financial position.

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

New Accounting Pronouncements

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

                                           COVANCE INC.

Dated: April 30, 1998               By:  /s/ Christopher A. Kuebler
                                         ---------------------------
                                             Christopher A. Kuebler
                                             Chairman of the Board, President
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                              Date
/s/ Christopher A. Kuebler
----------------------------
    Christopher A. Kuebler          Chairman of the Board, President                   April 30, 1998
                                    and Chief Executive Officer
                                    (Principal Executive Officer)

/s/ Charles C. Harwood, Jr.
----------------------------
    Charles C. Harwood, Jr.         Corporate Senior Vice President                    April 30, 1998
                                    and Chief Financial Officer
                                    (Principal Financial Officer)

/s/ Michael Giannetto
----------------------------
    Michael Giannetto               Corporate Vice President                           April 30, 1998
                                    and Controller
                                    (Principal Accounting Officer)


                                  EXHIBIT INDEX

Exhibit    Description
-------    -----------

27         Financial Data Schedule (for SEC use only)