Form 10-Q
period 1998-06-30
COVANCE INC
filed 1998-07-31
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

YES _X_        NO ___


APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 23, 1998, the Registrant had 58,027,813 shares of Common Stock outstanding.

                                  Covance Inc.
             Form 10-Q For the Quarterly Period Ended June 30, 1998

                                      INDEX

                                                                            Page
                                                                            ----

Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

   Consolidated Balance Sheets--June 30, 1998
   and December 31, 1997 ....................................................  3

   Consolidated Statements of Income--Three and
   Six Months ended June 30, 1998 and 1997 ..................................  4

   Consolidated Statements of Cash Flows--Six Months
   ended June 30, 1998 and 1997 .............................................  5

   Notes to Consolidated Financial Statements ...............................  6


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations .........................................  7


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K ................................... 12


Signature Page .............................................................. 13

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)

                          COVANCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

(Dollars in thousands)                                   June 30,   December 31,
                                                          1998          1997
                                                        ---------     --------
Assets
Current Assets:
    Cash and cash equivalents ........................  $  11,231     $ 28,027
    Accounts receivable, net .........................    128,533      104,789
    Unbilled services ................................     49,076       40,980
    Inventory ........................................     21,379       18,088
    Deferred income taxes ............................     11,051       10,474
    Prepaid expenses and other assets ................     30,628       28,120
                                                        ---------     --------
       Total Current Assets ..........................    251,898      230,478
Property and equipment, net ..........................    200,203      193,129
Goodwill, net ........................................     49,832       50,979
Other assets .........................................      7,362        9,428
                                                        ---------     --------
       Total Assets ..................................  $ 509,295     $484,014
                                                        =========     ========
Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable .................................  $  19,905     $ 24,344
    Accrued payroll and benefits .....................     37,071       39,647
    Accrued expenses and other liabilities ...........     31,564       30,702
    Unearned revenue .................................     55,502       62,099
    Short-term debt ..................................     10,000       10,000
    Income taxes payable .............................      8,698        4,198
                                                        ---------     --------
       Total Current Liabilities .....................    162,740      170,990
Long-term debt .......................................    136,910      132,423
Deferred income taxes ................................     12,326       10,758
Other liabilities ....................................     12,028       12,786
                                                        ---------     --------
       Total Liabilities .............................    324,004      326,957
                                                        ---------     --------
Commitments and Contingent Liabilities

Stockholders' Equity:
    Common Stock - Par value $0.01 per share;
    140,000,000 shares authorized; 57,984,557 and
    57,678,977 shares issued and outstanding
    at June 30, 1998 and December 31, 1997,
    respectively .....................................        580          577
    Paid-in capital ..................................     65,303       58,276
    Retained earnings ................................    121,084       97,764
    Cumulative translation adjustment ................     (1,676)         440
                                                        ---------     --------
       Total Stockholders' Equity ....................    185,291      157,057
                                                        ---------     --------
       Total Liabilities and Stockholders' Equity ....  $ 509,295     $484,014
                                                        =========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                             Three Months Ended                Six Months Ended
                                                                   June 30                          June 30
                                                          --------------------------       --------------------------
(Dollars in thousands, except per share data)                1998            1997             1998            1997
                                                          ----------      ----------       ----------      ----------
Net revenues .......................................        $182,089        $145,392         $350,598        $281,115
Cost and expenses:
    Cost of revenue ................................         119,338          95,154          232,066         185,979
    Selling, general and administrative expense ....          29,426          22,595           56,339          43,246
    Depreciation and amortization ..................           9,023           7,421           17,577          14,529
                                                          ----------      ----------       ----------      ----------
        Total ......................................         157,787         125,170          305,982         243,754
                                                          ----------      ----------       ----------      ----------
Income from operations .............................          24,302          20,222           44,616          37,361
                                                          ----------      ----------       ----------      ----------

Other expense, net:
    Interest expense, net ..........................           1,808           2,173            3,503           4,188
    Other expense (income) .........................              74            (525)             187             (51)
                                                          ----------      ----------       ----------      ----------
        Other expense, net .........................           1,882           1,648            3,690           4,137
                                                          ----------      ----------       ----------      ----------
Income before taxes and equity investee results ....          22,420          18,574           40,926          33,224
Taxes on income ....................................           9,388           7,940           17,248          14,093
Equity investee loss (gain) ........................             164             115              358             (15)
                                                          ----------      ----------       ----------      ----------

Net income .........................................         $12,868         $10,519          $23,320         $19,146
                                                          ==========      ==========       ==========      ==========


Basic earnings per share ...........................           $0.22           $0.18            $0.40           $0.34

Weighted average shares outstanding - basic ........      57,953,563      57,125,803       57,864,438      57,094,723


Diluted earnings per share .........................           $0.22           $0.18            $0.40           $0.33

Weighted average shares outstanding - diluted ......      58,457,280      57,202,694       58,290,610      57,229,411


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                         Six Months Ended June 30
                                                         ------------------------
(Dollars in thousands)                                       1998       1997
                                                           --------   --------
Cash flows from operating activities:
Net income .............................................   $ 23,320   $ 19,146
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization ......................     17,577     14,529
    Stock issued under employee benefit and
      stock compensation plans .........................      3,321         --
    Deferred income tax provision ......................        991      1,722
    Other ..............................................        405         35
    Changes in operating assets and liabilities:
      Accounts receivable ..............................    (23,744)      (314)
      Unbilled services ................................     (8,096)    (8,652)
      Inventory ........................................     (3,291)      (890)
      Accounts payable .................................     (4,439)    (5,279)
      Accrued liabilities ..............................     (1,714)     2,945
      Unearned revenue .................................     (6,597)    (4,393)
      Income taxes payable .............................      4,500      8,706
      Other assets and liabilities, net ................     (3,153)     1,263
                                                           --------   --------
Net cash (used in) provided by operating activities ....       (920)    28,818
                                                           --------   --------
Cash flows from investing activities:
    Capital expenditures ...............................    (23,523)   (22,354)
    Other, net .........................................         54         85
                                                           --------   --------
Net cash used in investing activities ..................    (23,469)   (22,269)
                                                           --------   --------
Cash flows from financing activities:
    Repayments of long-term debt .......................         --    (15,000)
    Proceeds from long-term debt .......................      5,000         --
    Proceeds from short-term debt ......................         --      9,050
    Stock issued under employee stock purchase and
      stock option plans ...............................      2,593      1,082
                                                           --------   --------
Net cash provided by (used in) financing activities ....      7,593     (4,868)
                                                           --------   --------
Net change in cash and cash equivalents ................    (16,796)     1,681
Cash and cash equivalents, beginning of period .........     28,027     25,416
                                                           --------   --------
Cash and cash equivalents, end of period ...............   $ 11,231   $ 27,097
                                                           ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1998

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 1997, 1996 and 1995 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be reported for the year ending December 31, 1998.

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

     Earnings Per Share

     Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended June 30, 1998 and 1997, the denominator was increased by 503,717 shares and 76,891 shares, respectively, and for the six months ended June 30, 1998 and 1997, the denominator was increased by 426,172 and 134,688 shares, respectively; representing the dilution of stock options outstanding at June 30, 1998 and 1997 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

     Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Initial application of this Statement is required for interim periods of fiscal years beginning after December 15, 1997; however, interim period disclosure is limited to reporting a total for comprehensive income. In accordance with SFAS 130, Covance has determined total comprehensive income, net of tax, to be $12.8 million and $11.7 million for the three months ended June 30, 1998 and 1997, respectively; and $22.1 million and $17.4 million for the six months ended June 30, 1998 and 1997, respectively. Covance's total comprehensive income represents net income plus the after-tax effect of the change in the cumulative translation adjustment equity account for the periods presented.

3. Supplemental Cash Flow Information

     Cash paid for interest for both the six months ended June 30, 1998 and 1997, totaled $4.4 million. Cash paid for income taxes for the six months ended June 30, 1998 and 1997, totaled $13.1 million and $3.0 million, respectively.

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

Overview

     Covance is a leading contract research organization ("CRO") providing a wide range of integrated product development services on a worldwide basis to the pharmaceutical, biotechnology and medical device industries. In addition, and to a lesser extent, Covance also provides services such as health economics and outcomes for managed care organizations, hospitals and other health care providers and laboratory testing services to the chemical, agrochemical and food industries. The foregoing services can be broadly classified into two lines of business: early development services (preclinical, early clinical and biomanufacturing) and late-stage development services (clinical, central laboratory, pharmaceutical packaging, periapproval and health economics and outcomes). Covance believes it is one of the largest biopharmaceutical CROs, based on 1997 annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to reduce product development time, enabling them to introduce their products into the marketplace faster and, thus, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provides clients with a variable cost alternative to fixed cost internal development capabilities.

     The operations that constitute Covance today were acquired by Corning Incorporated ("Corning"), starting in 1987, as part of a strategy to create a global, integrated and full service product development service company. In keeping with this strategy, during 1996, Covance acquired two new operations. In recognition of the rapid changes in the biopharmaceutical industry's marketplace, particularly the need for the industry to further demonstrate the benefits and cost effectiveness of their products to payors, Covance purchased in March 1996 all the assets and substantially all of the liabilities of Health Technology Associates, Inc., a leading health economics and outcomes company, in a transaction accounted for as a purchase business combination. In October 1996, Covance expanded its pharmaceutical packaging capabilities to Europe with the purchase of Swiss-based CRS Pacamed AG, in a transaction accounted for as a purchase business combination. In addition, Covance acquired a 91,000 square foot facility in Horsham, United Kingdom, which is being used to provide, among other things, pharmaceutical packaging services in Europe.

     Historically, a majority of Covance's net revenues have been earned under contracts which generally range in duration from a few months to two years. Revenue from these contracts is generally recognized under either the percentage of completion method of accounting or as services are rendered or products are delivered. The contracts may contain provisions for renegotiation for cost overruns arising from changes in the scope of work. Renegotiated amounts are included in net revenues when earned and realization is assured. In some cases, for multi-year contracts a portion of the contract fee is paid at the time the trial is initiated, with performance-based installments payable over the contract duration as milestones are achieved. Covance routinely subcontracts with independent physician investigators in connection with either single or multi-site clinical trials. Investigator fees are not reflected in net revenues or expenses since such fees are granted by customers on a "pass-through basis" without risk or reward to Covance. While most contracts are terminable either immediately or upon notice by the client, they typically require payment of expenses to wind down a study, payment of fees earned to date, and, in some cases, a termination fee or a payment of some portion of the fees or profit that could have been earned under the contract if it had not been terminated early.

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


Results of Operations

Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997.

     Net revenues increased 25.2% to $182.1 million for the three months ended June 30, 1998 from $145.4 million for the corresponding 1997 period. Excluding the impact on net revenues of foreign exchange rate differences between both periods, growth in net revenues was 25.6%. Net revenues from Covance's late-stage development services grew approximately 31%, benefiting from the continuing trend in outsourcing of clinical development activities, while net revenues from Covance's early development services grew approximately 18%.

     Cost of revenue increased 25.4% to $119.3 million for the three months ended June 30, 1998 from $95.2 million for the corresponding 1997 period as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, increased slightly to 65.5% for the three months ended June 30, 1998 from 65.4% for the corresponding 1997 period.

     Selling, general and administrative expense, which consists primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and allocable expenses (facility charges and information technology costs), increased 30.2% to $29.4 million for the three months ended June 30, 1998 from $22.6 million for the corresponding 1997 period. As a percentage of net revenues, selling, general and administrative expense increased to 16.2% for the three months ended June 30, 1998 from 15.5% for the corresponding 1997 period. The increase in selling, general and administrative expense of 30.2% is attributable to a number of factors, including higher recruitment expenses, as more employees were hired during the 1998 three month period compared to the corresponding 1997 period, and higher sales and marketing expenses, as Covance has further strengthened its global sales force and centralized its marketing efforts since the second quarter of 1997.

     Depreciation and amortization increased 21.6% to $9.0 million or 5.0% of net revenues for the three months ended June 30, 1998 from $7.4 million or 5.1% of net revenues for the corresponding 1997 period as the growth in net revenues slightly outpaced the increase in these non-cash charges.

     Income from operations increased $4.1 million or 20.2% to $24.3 million for the three months ended June 30, 1998 from $20.2 million for the corresponding 1997 period. As a percentage of net revenues, income from operations decreased to 13.3% for the three months ended June 30, 1998 from 13.9% for the corresponding 1997 period primarily as a result of the increase in selling, general and administrative expense.

     Other expense, net, increased $0.2 million or 14.2% to $1.8 million for the three months ended June 30, 1998, from $1.6 million for the corresponding 1997 period. This increase is a result of foreign exchange transaction losses of $0.1 million reported during the three months ended June 30, 1998, as compared to foreign exchange transaction gains of $0.5 million during the 1997 three month period, partially offset by a reduction in interest expense of $0.4 million, relating to Covance's lower level of debt for the three months ended June 30, 1998 as compared to the corresponding 1997 period.

     Covance's effective tax rate for the three months ended June 30, 1998 decreased to 41.9% from 42.7% for the corresponding 1997 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period as the geographic distribution of its pre-tax earnings changes.

     Net income increased $2.4 million or 22.3% to $12.9 million for the three months ended June 30, 1998 from $10.5 million for the corresponding 1997 period.


Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997.

     Net revenues increased 24.7% to $350.6 million for the six months ended June 30, 1998 from $281.1 million for the corresponding 1997 period. Excluding the impact on net revenues of foreign exchange rate differences between both periods, growth in net revenues was 25.5%. Net revenues from Covance's late-stage development services grew approximately 29%, benefiting from the continuing trend in outsourcing of clinical development activities, while net revenues from Covance's early development services grew approximately 20%.

     Cost of revenue increased 24.8% to $232.1 million for the six months ended June 30, 1998 from $186.0 million for the corresponding 1997 period as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, remained consistent at 66.2% for both six month periods.

     Selling, general and administrative expense increased 30.3% to $56.3 million for the six months ended June 30, 1998 from $43.2 million for the corresponding 1997 period. As a percentage of net revenues, selling, general and administrative expense increased to 16.1% for the six months ended June 30, 1998 from 15.4% for the corresponding 1997 period. The increase in selling, general and administrative expense of 30.3% is attributable to a number of factors, including higher recruitment expenses, as more employees were hired during the 1998 six month period compared to the corresponding 1997 period, and higher sales and marketing expenses, as Covance has further strengthened its global sales force and centralized its marketing efforts since the first half of 1997.

     Depreciation and amortization increased 21.0% to $17.6 million or 5.0% of net revenues for the six months ended June 30, 1998 from $14.5 million or 5.2% of net revenues for the corresponding 1997 period as the growth in net revenues outpaced the increase in these non-cash charges.

     Income from operations increased $7.3 million or 19.4% to $44.6 million for the six months ended June 30, 1998 from $37.4 million for the corresponding 1997 period. As a percentage of net revenues, income from operations decreased to 12.7% for the six months ended June 30, 1998 from 13.3% for the corresponding 1997 period primarily as a result of the increase in selling, general and administrative expense.

     Other expense, net, decreased $0.4 million or 10.8% to $3.7 million for the six months ended June 30, 1998 from $4.1 million for the corresponding 1997 period, primarily as a result of a reduction in interest expense.

     Covance's effective tax rate for the six months ended June 30, 1998 decreased to 42.1% from 42.4% for the corresponding 1997 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period as the geographic distribution of its pre-tax earnings changes.

     Net income increased $4.2 million or 21.8% to $23.3 million for the six months ended June 30, 1998 from $19.1 million for the corresponding 1997 period.


Liquidity and Capital Resources

     Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Management believes that its long-term revolving credit facility will provide Covance with sufficient financial flexibility and ready access to cash on both a short-term and a long-term basis to fund, as required, capital expenditures, potential future acquisitions and other longer-term growth opportunities. At June 30, 1998, there was $125.0 million of outstanding borrowings and $11.3 million of outstanding letters of credit, with a remaining availability of $113.7 million under Covance's long-term revolving credit facility.

     At June 30, 1998, Covance Biotechnology had $3.0 million in long-term debt outstanding with the North Carolina Biotechnology Center. This debt matures in December 1999 and is guaranteed by Covance. In addition, Covance Biotechnology has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of June 30, 1998. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under its long-term credit facility and is guaranteed by Covance.

     In October 1997, a foreign subsidiary of Covance borrowed 13.5 million Swiss Francs from a bank. This loan bears interest at a fixed rate of 2.9% per annum and matures in three years. In connection with the loan, Covance provided a letter of credit in favor of the lender which may be drawn upon in event of default.

     During the six months ended June 30, 1998, Covance's operations used net cash of $0.9 million compared to $28.8 million provided by operations for the corresponding 1997 period. Cash flows from net earnings adjusted for non-cash activity provided $45.6 million for the six months ended June 30, 1998, up $10.2 million or 28.7% from the corresponding 1997 period. The change in net operating assets used $46.5 million in cash during the six months ended June 30, 1998, primarily as a result of an increase in accounts receivable and unbilled services coupled with a reduction in unearned revenue, while this net change used only $6.6 million during the first six months of 1997.

     Working capital was $89.2 million at June 30, 1998, an increase of $29.7 million from December 31, 1997. Aggregate accounts receivable and unbilled services at June 30, 1998 of $177.6 million were up $31.8 million or 21.8% from the December 31, 1997 level of $145.8 million. Covance's ratio of current assets to current liabilities was 1.55 at June 30, 1998 and 1.35 at December 31, 1997.

     Investing activities for the six months ended June 30, 1998 used $23.5 million compared to $22.3 million for the corresponding 1997 period. Capital spending for the first six months of 1998 totaled $23.5 million, primarily for outfitting of new facilities, purchase of new equipment, maintenance and upgrade of existing equipment and computer equipment and software for newly hired employees, compared to $22.4 million for the corresponding 1997 period.

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

Year 2000

     Information systems are an integral part of the services and products the Company provides. The Company has formed a group, led by its Year 2000 Project Director, to assess the Year 2000 issue from an internal, supplier and customer perspective. Presently, there are approximately 19 full-time equivalents dedicated to the Year 2000 project. Covance's Year 2000 plan will have risk assessment, evaluation and remediation schedules finalized during 1998. For business critical systems, remediation, validation and implementation is already underway. This plan is being executed under the guidance of Covance's senior management and Board of Directors, who receive periodic progress reports from the group. Although the Company believes at this time that neither the costs nor expenses of the Year 2000 issue will be material to the Company, the ultimate costs and expenses are currently unknown and such costs or the consequences of failure to correct any Year 2000 issues could have a material impact on the Company's financial condition, business or operations.

New Accounting Pronouncements

     In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 shall be effective for financial statements for fiscal years beginning after December 15, 1997 (calendar year 1998 for Covance). Financial statement disclosures for prior periods are required to be restated. Covance is in the process of evaluating the disclosure requirements. SFAS 131, by its nature, will not impact Covance's consolidated results of operations, financial position or cash flows.

     In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance for the accounting treatment of various costs typically incurred during the development or purchase of computer software for internal use. SOP 98-1 shall be effective for fiscal periods beginning after December 15, 1998 (calendar year 1999 for Covance). The impact on Covance's consolidated results of operations, financial position and cash flows of the application of SOP 98-1 is currently being evaluated.

     In April 1998, the AcSEC issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up and organization costs; requiring such costs be expensed as incurred. SOP 98-5 shall be effective for fiscal periods beginning after December 15, 1998 (calendar year 1999 for Covance). Application of SOP 98-5 is not expected to have a material impact on Covance's consolidated results of operations, financial position or cash flows.

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 is effective for years beginning after June 15, 1999 (calendar year 2000 for Covance). Adoption of SFAS 133 is not expected to have a material impact on Covance's consolidated results of operations, financial position or cash flows.

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

                                                  COVANCE INC.

Dated: July 31, 1998                    By: /s/ Christopher A. Kuebler
                                            ---------------------------
                                                Christopher A. Kuebler
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                      Date

/s/ Christopher A. Kuebler
---------------------------
    Christopher A. Kuebler     Chairman of the Board, President    July 31, 1998
                               and Chief Executive Officer
                               (Principal Executive Officer)

/s/ Charles C. Harwood, Jr.
---------------------------
    Charles C. Harwood, Jr.    Corporate Senior Vice President     July 31, 1998
                               and Chief Financial Officer
                               (Principal Financial Officer)

/s/ Michael Giannetto
---------------------------
    Michael Giannetto          Corporate Vice President            July 31, 1998
                               and Controller
                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Description
-------------------

27                Financial Data Schedule (for SEC use only)