Form 10-Q
period 1998-09-30
COVANCE INC
filed 1998-11-12
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1998

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________________ to ____________________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 26, 1998, the Registrant had 58,237,076 shares of Common Stock outstanding.

                                  Covance Inc.
           Form 10-Q For the Quarterly Period Ended September 30, 1998

                                      INDEX
                                                                            Page
                                                                            ----

Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

   Consolidated Balance Sheets--September 30, 1998
   and December 31, 1997 ....................................................  3

   Consolidated Statements of Income--Three and
   Nine Months ended September 30, 1998 and 1997 ............................  4

   Consolidated Statements of Cash Flows--
   Nine Months ended September 30, 1998 and 1997 ............................  5

   Notes to Consolidated Financial Statements ...............................  6


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations ...................  7

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risk .................................................. 14


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K ................................... 15


Signature Page .............................................................. 16

Part I.  Financial Information
Item 1.  Financial Statements (Unaudited)

                          COVANCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

(Dollars in thousands)                               September 30,  December 31,
                                                          1998         1997
                                                        --------     --------
Assets
Current Assets:
    Cash and cash equivalents .......................   $ 11,475     $ 28,027
    Accounts receivable, net ........................    130,285      104,789
    Unbilled services ...............................     57,609       40,980
    Inventory .......................................     23,766       18,088
    Deferred income taxes ...........................     12,373       10,474
    Prepaid expenses and other assets ...............     37,519       28,120
                                                        --------     --------
       Total Current Assets .........................    273,027      230,478
Property and equipment, net .........................    217,112      193,129
Goodwill, net .......................................     49,259       50,979
Other assets ........................................      9,004        9,428
                                                        --------     --------
       Total Assets .................................   $548,402     $484,014
                                                        ========     ========
Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable ................................   $ 29,989     $ 24,344
    Accrued payroll and benefits ....................     38,818       39,647
    Accrued expenses and other liabilities ..........     32,051       30,702
    Unearned revenue ................................     60,831       62,099
    Short-term debt .................................     10,000       10,000
    Income taxes payable ............................     13,732        4,198
                                                        --------     --------
       Total Current Liabilities ....................    185,421      170,990
Long-term debt ......................................    127,761      132,423
Deferred income taxes ...............................     13,802       10,758
Other liabilities ...................................     12,631       12,786
                                                        --------     --------
       Total Liabilities ............................    339,615      326,957
                                                        --------     --------
Commitments and Contingent Liabilities

Stockholders' Equity:
    Common Stock - Par value $0.01 per share;
    140,000,000 shares authorized; 58,191,429
    and 57,678,977 shares issued and outstanding
    at September 30, 1998 and December 31, 1997,
    respectively ....................................        582          577
    Paid-in capital .................................     70,928       58,276
    Retained earnings ...............................    134,147       97,764
    Cumulative translation adjustment ...............      3,130          440
                                                        --------     --------
       Total Stockholders' Equity ...................    208,787      157,057
                                                        --------     --------
       Total Liabilities and Stockholders' Equity ...   $548,402     $484,014
                                                        ========     ========

The accompanying notes are an integral part of these consolidated financial statements.



                                          COVANCE INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                 (UNAUDITED)

                                                           Three Months Ended                 Nine Months Ended
                                                               September 30                      September 30
                                                        ---------------------------      ----------------------------
(Dollars in thousands, except per share data)              1998            1997             1998             1997
                                                        -----------     -----------      -----------     ------------
Net revenues ......................................     $   182,187     $   151,464      $   532,785     $    432,579
Cost and expenses:
    Cost of revenue ...............................         119,366          99,120          351,433          285,099
    Selling, general and administrative expense ...          29,058          23,452           85,395           66,698
    Depreciation and amortization .................           9,488           7,990           27,066           22,519
                                                        -----------     -----------      -----------     ------------
        Total .....................................         157,912         130,562          463,894          374,316
                                                        -----------     -----------      -----------     ------------
Income from operations ............................          24,275          20,902           68,891           58,263
                                                        -----------     -----------      -----------     ------------

Other expense, net:
    Interest expense, net .........................           1,787           2,187            5,290            6,375
    Other expense (income) ........................              16             (60)             203             (111)
                                                        -----------     -----------      -----------     ------------
        Other expense, net ........................           1,803           2,127            5,493            6,264
                                                        -----------     -----------      -----------     ------------
Income before taxes and equity investee results ...          22,472          18,775           63,398           51,999
Taxes on income ...................................           9,329           8,058           26,577           22,151
Equity investee loss (gain) .......................              80            (142)             438             (157)
                                                        -----------     -----------      -----------     ------------

Net income ........................................     $    13,063     $    10,859      $    36,383     $     30,005
                                                        ===========     ===========      ===========     ============


Basic earnings per share ..........................     $      0.22     $      0.19      $      0.63     $       0.52

Weighted average shares outstanding - basic .......      58,154,402      57,342,130       57,961,092       57,177,192


Diluted earnings per share ........................     $      0.22     $      0.19      $      0.62     $       0.52

Weighted average shares outstanding - diluted .....      59,010,297      57,690,814       58,539,706       57,371,085


The accompanying notes are an integral part of these consolidated financial statements.


                          COVANCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                              Nine Months Ended
                                                                September 30
                                                            --------------------
(Dollars in thousands)                                       1998        1997
                                                           --------    --------
Cash flows from operating activities:
Net income .............................................   $ 36,383    $ 30,005
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ......................     27,066      22,519
    Stock issued under employee benefit and stock
      compensation plans ...............................      5,843       2,942
    Deferred income tax provision ......................      1,145       2,453
    Other ..............................................        454         117
    Changes in operating assets and liabilities:
      Accounts receivable ..............................    (25,496)     (8,729)
      Unbilled services ................................    (16,629)     (5,076)
      Inventory ........................................     (5,678)     (1,137)
      Accounts payable .................................      5,645      (6,546)
      Accrued liabilities ..............................        520       4,376
      Unearned revenue .................................     (1,268)     (1,633)
      Income taxes payable .............................      9,534       6,232
      Other assets and liabilities, net ................     (8,209)     (6,299)
                                                           --------    --------
Net cash provided by operating activities ..............     29,310      39,224
                                                           --------    --------
Cash flows from investing activities:
    Capital expenditures ...............................    (46,037)    (34,883)
    Other, net .........................................        122          99
                                                           --------    --------
Net cash used in investing activities ..................    (45,915)    (34,784)
                                                           --------    --------
Cash flows from financing activities:
    Repayments of long-term debt .......................     (5,000)    (25,000)
    Proceeds from short-term debt ......................         --      10,000
    Stock issued under employee stock purchase and
      stock option plans ...............................      5,053       2,216
                                                           --------    --------
Net cash provided by (used in) financing activities ....         53     (12,784)
                                                           --------    --------
Net change in cash and cash equivalents ................    (16,552)     (8,344)
Cash and cash equivalents, beginning of period .........     28,027      25,416
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $ 11,475    $ 17,072
                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1998

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 1997, 1996 and 1995 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be reported for the year ending December 31, 1998.


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

     Earnings Per Share

     Earnings per share has been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended September 30, 1998 and 1997, the denominator was increased by 855,895 shares and 348,684 shares, respectively, and for the nine months ended September 30, 1998 and 1997, the denominator was increased by 578,614 and 193,893 shares, respectively; representing the dilution of stock options outstanding at September 30, 1998 and 1997 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

     Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Initial application of this Statement is required for interim periods of fiscal years beginning after December 15, 1997; however, interim period disclosure is limited to reporting a total for comprehensive income. In accordance with SFAS 130, Covance has determined total comprehensive income, net of tax, to be $15.9 million and $9.8 million for the three months ended September 30, 1998 and 1997, respectively; and $38.0 million and $27.2 million for the nine months ended September 30, 1998 and 1997, respectively. Covance's total comprehensive income represents net income plus the after-tax effect of the change in the cumulative translation adjustment equity account for the periods presented.

3.   Supplemental Cash Flow Information

     Cash paid for interest for the nine months ended September 30, 1998 and 1997, totaled $5.8 million and $6.8 million, respectively. Cash paid for income taxes for the nine months ended September 30, 1998 and 1997, totaled $18.1 million and $12.3 million, respectively.

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


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

Quarterly Results

     Covance's quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as delays in initiating or completing significant drug development trials, termination of drug development trials, acquisitions and exchange rate fluctuations. Delays and terminations of studies or trials are often the result of actions taken by clients or regulatory authorities and are not typically controllable by Covance. Since a large amount of Covance's operating costs are relatively fixed while revenues are subject to fluctuation, minor variations in the commencement, progress or completion of drug development trials may cause significant variations in quarterly operating results.

Results of Operations

Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997.

     Net revenues increased 20.3% to $182.2 million for the three months ended September 30, 1998 from $151.5 million for the corresponding 1997 period. Net revenues from Covance's late-stage development services grew 24.0%, benefiting from the continuing trend in outsourcing of clinical development activities, while net revenues from Covance's early development services grew 14.6%.

     Cost of revenue increased 20.4% to $119.4 million for the three months ended September 30, 1998 from $99.1 million for the corresponding 1997 period, as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, increased slightly to 65.5% for the three months ended September 30, 1998 from 65.4% for the corresponding 1997 period.

     Selling, general and administrative expense, which consists primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and allocable expenses (facility charges and information technology costs), increased 23.9% to $29.1 million for the three months ended September 30, 1998 from $23.5 million for the corresponding 1997 period. As a percentage of net revenues, selling, general and administrative expense increased to 15.9% for the three months ended September 30, 1998 from 15.5% for the corresponding 1997 period. The increase in selling, general and administrative expense of 23.9% is attributable to a number of factors, including higher sales and marketing expenses and higher recruitment expenses during the 1998 three month period compared to the corresponding 1997 period.

     Depreciation and amortization increased 18.7% to $9.5 million or 5.2% of net revenues for the three months ended September 30, 1998 from $8.0 million or 5.3% of net revenues for the corresponding 1997 period, as the growth in net revenues slightly outpaced the increase in these non-cash charges.

     Income from operations increased $3.4 million or 16.1% to $24.3 million for the three months ended September 30, 1998 from $20.9 million for the corresponding 1997 period. As a percentage of net revenues, income from operations decreased to 13.3% for the three months ended September 30, 1998 from 13.8% for the corresponding 1997 period, primarily as a result of the increase in selling, general and administrative expense.

     Other expense, net, decreased $0.3 million or 15.2% to $1.8 million for the three months ended September 30, 1998, from $2.1 million for the corresponding 1997 period, primarily as a result of a reduction in interest expense, relating to Covance's lower level of debt for the three months ended September 30, 1998 as compared to the corresponding 1997 period.

     Covance's effective tax rate for the three months ended September 30, 1998 decreased to 41.5% from 42.9% for the corresponding 1997 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period as the geographic distribution of its pre-tax earnings changes.

     Net income increased $2.2 million or 20.3% to $13.1 million for the three months ended September 30, 1998 from $10.9 million for the corresponding 1997 period.


Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997.

     Net revenues increased 23.2% to $532.8 million for the nine months ended September 30, 1998 from $432.6 million for the corresponding 1997 period. Net revenues from Covance's late-stage development services grew 27.1%, benefiting from the continuing trend in outsourcing of clinical development activities, while net revenues from Covance's early development services grew 17.8%.

     Cost of revenue increased 23.3% to $351.4 million for the nine months ended September 30, 1998 from $285.1 million for the corresponding 1997 period, as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, increased slightly to 66.0% for the nine months ended September 30, 1998 from 65.9% for the corresponding 1997 period.

     Selling, general and administrative expense increased 28.0% to $85.4 million for the nine months ended September 30, 1998 from $66.7 million for the corresponding 1997 period. As a percentage of net revenues, selling, general and administrative expense increased to 16.0% for the nine months ended September 30, 1998 from 15.4% for the corresponding

1997 period. The increase in selling, general and administrative expense of 28.0% is attributable to a number of factors, including higher sales and marketing expenses and higher recruitment expenses during the 1998 nine month period compared to the corresponding 1997 period.

     Depreciation and amortization increased 20.2% to $27.1 million or 5.1% of net revenues for the nine months ended September 30, 1998 from $22.5 million or 5.2% of net revenues for the corresponding 1997 period, as the growth in net revenues outpaced the increase in these non-cash charges.

     Income from operations increased $10.6 million or 18.2% to $68.9 million for the nine months ended September 30, 1998 from $58.3 million for the corresponding 1997 period. As a percentage of net revenues, income from operations decreased to 12.9% for the nine months ended September 30, 1998 from 13.5% for the corresponding 1997 period, primarily as a result of the increase in selling, general and administrative expense.

     Other expense, net, decreased $0.7 million or 12.3% to $5.5 million for the nine months ended September 30, 1998 from $6.2 million for the corresponding 1997 period. This decrease is a result of a reduction in interest expense of $1.0 million, partially offset by foreign exchange transaction losses of $0.2 million reported during the nine months ended September 30, 1998, as compared to foreign exchange transaction gains of $0.1 million during the corresponding 1997 period.

     Covance's effective tax rate for the nine months ended September 30, 1998 decreased to 41.9% from 42.6% for the corresponding 1997 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period as the geographic distribution of its pre-tax earnings changes.

     Net income increased $6.4 million or 21.3% to $36.4 million for the nine months ended September 30, 1998 from $30.0 million for the corresponding 1997 period.

Liquidity and Capital Resources

     Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Management believes that its long-term revolving credit facility will provide Covance with sufficient financial flexibility and ready access to cash on both a short-term and a long-term basis to fund, as required, capital expenditures, potential future acquisitions and other longer-term growth opportunities. At September 30, 1998, there was $115.0 million of outstanding borrowings and $11.6 million of outstanding letters of credit, with a remaining availability of $123.4 million under Covance's long-term $250 million revolving credit facility.

     At September 30, 1998, Covance Biotechnology Services Inc. had $3.0 million in long-term debt outstanding with the North Carolina Biotechnology Center. This debt matures in December 1999 and is guaranteed by Covance. In addition, Covance Biotechnology Services Inc. has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of September 30, 1998. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under its long-term credit facility and is also guaranteed by Covance.

     In October 1997, a foreign subsidiary of Covance borrowed 13.5 million Swiss Francs from a bank. This loan bears interest at a fixed rate of 2.9% per annum and matures in three years. In connection with the loan, Covance provided a letter of credit in favor of the lender which may be drawn upon in event of default.

     During the nine months ended September 30, 1998, Covance's operations provided net cash of $29.3 million compared to $39.2 million provided by operations for the corresponding 1997 period. Cash flows from net earnings adjusted for non-cash activity provided $70.9 million for the nine months ended September 30, 1998, up $12.9 million or 22.2% from the corresponding 1997 period. The change in net operating assets used $41.6 million in cash during the nine months ended September 30, 1998, primarily as a result of an increase in accounts receivable and unbilled services, while this net change used $18.8 million during the first nine months of 1997, also primarily as a result of an increase in accounts receivable and unbilled services.

     Working capital was $87.6 million at September 30, 1998, an increase of $28.1 million from December 31, 1997. Aggregate accounts receivable and unbilled services at September 30, 1998 of $187.9 million were up $42.1 million or 28.9% from the December 31, 1997 level of $145.8 million. Covance has increased collection and contract management efforts to reduce the percentage increase in aggregate accounts receivable and unbilled services to a level consistent with the increase in net revenues. Covance's ratio of current assets to current liabilities was 1.47 at September 30, 1998 and 1.35 at December 31, 1997.

     Investing activities for the nine months ended September 30, 1998 used $45.9 million compared to $34.8 million for the corresponding 1997 period. Capital spending for the first nine months of 1998 totaled $46.0 million, primarily for outfitting of new facilities, purchase of new equipment, maintenance and upgrade of existing equipment and computer equipment and software for newly hired employees, compared to $34.9 million for the corresponding 1997 period.

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

Year 2000 Issues

     Information systems are an integral part of the services and products Covance provides. Covance has formed a group, led by its Year 2000 Project Director working in conjunction with a steering committee of executives from Covance, to implement Covance's Year 2000 assessment and remediation plan (the "Plan") from an internal, supplier and customer perspective. Presently, there are approximately 32 full-time employee equivalents who are dedicated to the Year 2000 project. This Plan is being executed under the guidance of Covance's senior management, including the Chief Executive Officer and the Board of Directors. Specifically, the Plan is managed at the operational level by the General Manager and Group President of the applicable business. In addition, each business location undergoes periodic comprehensive management reviews with other executives of Covance, including the Chief Executive Officer, the Chief Financial Officer and the General Counsel concerning the Year 2000 readiness of such location. The Board of Directors also periodically reviews with Covance's management the progress under the Plan.

     State of Readiness. The Plan is intended to provide a comprehensive and rigorous methodology for identifying and addressing the risks of Year 2000 problems to Covance. Its goal is to minimize the number and seriousness of any defects and related disruptions or problems stemming from Year 2000 issues and to quickly repair any that do occur. Covance's Plan has been divided into six phases: inventory, risk assessment, evaluation, remediation, validation and implementation.

     The inventory is intended to cover all of Covance's systems and processes that involve the use of dates irrespective of whether or not the system is deemed Year 2000 compliant, including computer related hardware, computer related software, internally developed systems, devices, equipment, scientific instrumentation, outsourced services, outsourced products and client systems that with which Covance interacts. The inventory phase also involves assessing systems interrelationships to minimize the adverse effects non-compliant data or systems could have on remediated systems. Risk assessment involves determining the potential impact to Covance's operations because of Year 2000 non-compliance. Specifically, the most business critical systems are prioritized and potential material liabilities identified. Evaluation involves determining whether a system is Year 2000 compliant. The inventory, risk assessment and evaluation phases of the Plan commenced in October 1997 and were substantially completed for internal systems in May 1998.

     In conjunction with the inventory, risk assessment and evaluations phases, Covance has undertaken a company-wide Year 2000 awareness campaign for purposes of employee awareness and involvement. Covance believes that employee awareness will serve to maximize the completeness of its Year 2000 inventory and enhance the effectiveness of the Plan generally.

     Also as part of the inventory, assessment and evaluation phases, Covance is conducting an assessment of material third-party relationships for Year 2000 compliance. These third parties include investigational sites, utility companies, telecommunications companies, business specific product suppliers, such as software, animal feed and reagent suppliers or providers, transportation companies, and payroll and benefit services companies. Important vendors, suppliers and service providers are being requested to supply Covance with certification that their systems are Year 2000 compliant. Generally, where certification cannot be obtained, or even when certification is obtained but the risk of disruption to Covance's business is considered so potentially severe, Covance is investigating alternative sources and considering stockpiling supplies to guard against potential shortages. However, there can be no assurances that Covance's suppliers, vendors and service providers will attain Year 2000 compliance or that suitable alternative suppliers, vendors and service providers can be engaged. It is possible that delays, increased costs or supplier, vendor or service provider failures could have a material adverse impact on Covance's business, financial condition, results of operations or cash flows, by, for example, negatively effecting Covance's ability to meet its contractual or regulatory obligations or service its customers.

     While Covance is taking steps to raise awareness of the Year 2000 issue among its customers, Covance does not believe it is appropriate to require clients to certify their Year 2000 readiness and compliance. For the fiscal year ended December 31, 1997, Covance had no single customer which accounted for greater than 10% of its net revenues and only one customer which accounted for more than 5% of its net revenues. However, in the event a significant customer or group of customers were adversely effected by Year 2000 related problems, Covance could experience a reduction of business and revenue and a consequent material adverse effect on its business, financial condition, results of operations or cash flows.

     Remediation is defined as the phase of the Plan where systems are fixed to maximize Year 2000 compliance so that they are able to properly calculate dates without interfering with the proper operation of other components of the system. Remediation includes, without limitation, the repair, replacement or removal of non-compliant systems. Covance is presently in the process of remediating its systems and will continue to do so, as necessary, for the duration of the Plan.

     In the validation phase of the Plan, remediated systems are required to be tested and the testing to be documented. In addition, systems deemed compliant in the evaluation phase are required to be documented as are vendor and supplier systems. The validation phase is scheduled to be substantially completed for business critical systems by March 1999.

     The final phase of the Plan is the implementation phase where remediated systems, which have undergone and completed validation, are put into operational use and observed for interaction with other aspects and components of systems that may or may not be related to the Year 2000 issue to ensure non-disruption of essential functions. This phase is scheduled to be 95% completed for internal business critical systems by August 1999 and completed for business critical systems by December 1999.

     Costs of Year 2000 Project. Covance has, beginning in early 1998, and expects to continue, through the end of the year 2000, to incur costs and make expenditures relating to the Year 2000 project. These costs and expenditures can be broadly classified into two categories: amounts that will be expensed as incurred (internal payroll relating to employees newly hired or redeployed to work on the Year 2000 project, external consultants and the net book value of non-Year 2000 compliant equipment to be replaced); and amounts that will be capitalized and depreciated over the useful lives of the associated assets (the purchase price of new hardware, software and other equipment acquired to replace existing hardware, software and other equipment that is not Year 2000 compliant).

     Covance currently estimates that the costs of internal payroll, external consultants and the net book value of equipment to be replaced (amounts that have and will be expensed as incurred) will total between $7.0 million and $8.0 million over the three year period ending December 31, 2000. Of these amounts, a total of $1.2 million has been incurred and expensed during the nine months ended September 30, 1998. Covance currently estimates that the cost of new hardware, software and other equipment to be acquired in replacement of existing non-Year 2000 compliant hardware, software and other equipment (amounts that will be capitalized and depreciated over the useful lives of the related assets) will total between $7.0 million and $9.0 million and will primarily be incurred over the two year period ending December 31, 1999. Of these amounts, capitalizable expenditures totaling $0.8 million have been made during the nine month period ended September 30, 1998. The primary source of funds for all costs to be incurred and expenditures to be made is expected to be provided by Covance's operating cash flows.

     Risks of Year 2000 Problems. Worst-case scenarios resulting from Year 2000 problems deemed by Covance to be most reasonably likely include the following: loss of power and other utility services which could result in disruption to existing and future studies generally, harm to specimens and test samples used in studies and an adverse impact on the health and well being of the animals; inability to obtain timely and sufficient supplies of reagents, lab ware or animal feed, which could result in the inability to perform existing and future laboratory and central laboratory studies and an adverse impact on the health and well being of the animals; computer hardware, software and embedded technology failure which could disrupt Covance's equipment, systems and networks resulting in an inability to perform existing and future studies and/or an adverse impact on the health and well being of patients; the loss of telecommunications capabilities (both voice and data), which could result in an inability for Covance to internally communicate or to communicate with, among others, its clients and investigational sites; and the inability of Covance's third party investigational sites to become Year 2000 compliant, which could result in the loss to Covance of their services. Any one or more of these or other events could result in business slowdowns or suspensions, subject Covance to liability for breach of contract or personal injury and have a material adverse effect on Covance's business, financial condition, results of operations or cash flows.

     While deferrals of scheduled information technology projects as a result of the need to remediate Year 2000 problems are not presently expected to have a material adverse effect on Covance's business, financial condition, results of operations or cash flows, in the event the implementation of the Plan requires greater expenditures or more qualified employees than presently estimated or qualified information technology workers become more difficult or expensive to attract and retain, certain significant projects may be subject to deferral. If such deferrals occur, they may have a material adverse effect on Covance's business, financial condition, results of operations or cash flows.

     Contingency Plans. Covance has developed and is continuing to develop contingency plans for handling these critical areas in the event remediation is unsuccessful. Contingency plans include the utilization of back-up generators for power supply; identifying alternative suppliers for reagents, animal feed and other supplies as well as stockpiling significant quantities of such supplies in advance of the year 2000; porting from one long distance carrier to another and utilizing cell phones and call access cards when available; and manning interactive voice response system phones with staff and manually randomizing systems on paper to ensure the continued validity of studies. Contingency plans not yet developed will be developed on a case by case basis and are scheduled to be in place by September 1999. Contingency plans themselves; however, are subject to variables and uncertainties and therefore there can be no assurance that Covance will correctly anticipate the level, impact or duration of non-compliance of computer hardware, software, systems or suppliers, vendors or service providers (which may supply inaccurate information to Covance or otherwise be unable to provide their service or product free of defect or disruption arising from Year 2000 problems) or that its contingency plans will be sufficient to mitigate the impact of non-compliance. Thus, there can be no assurance that the Year 2000 problem, even after giving effect to the implementation of applicable contingency plans, will not materialize and such occurrence could have a material adverse impact on Covance's business, financial condition, results of operations or cash flows.

     Forward Looking Statements. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this quarterly report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, Covance's ability to identify and correct all relevant computer codes and embedded chips, Covance's ability to attract and retain qualified information technology personnel to address and remediate Year 2000 problems, the availability or affordability of alternative sources for critical supplies and services, the effect of the Year 2000 problem on Covance's suppliers, customers and other third parties, Covance's ability to estimate costs of Year 2000 remediation and predict problems and costs that might arise with respect to Year 2000 issues, Covance's ability to address other Year 2000 issues, and risks and uncertainties set forth in Covance's filings with the Securities and Exchange Commission including without limitation its Annual Report on Form 10-K.

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

     In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance for the accounting treatment of various costs typically incurred during the development or purchase of computer software for internal use. SOP 98-1 shall be effective for fiscal periods beginning after December 15, 1998 (calendar year 1999 for Covance). Historically, Covance's policy has been to expense internal costs associated with software developed for internal use. Upon adoption of SOP 98-1 in 1999, Covance may capitalize certain internal software development costs, which under Covance's current policy would have been expensed. Had Covance accounted for internal software development costs in 1998 in accordance with SOP 98-1, results of operations, financial position and cash flows would not have been materially different.

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

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 is effective for years beginning after September 15, 1999 (calendar year 2000 for Covance). Adoption of SFAS 133 is not expected to have a material impact on Covance's consolidated results of operations, financial position or cash flows.

Part I.  Financial Information

Item 3. Quantitative and Qualitative Disclosure About Market Risk not applicable

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

                                                COVANCE INC.

Dated: November 11, 1998                By: /s/ Christopher A. Kuebler
                                                --------------------------------
                                                Christopher A. Kuebler
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                          Date

/s/ Christopher A. Kuebler
    ------------------------
    Christopher A. Kuebler    Chairman of the Board,           November 11, 1998
                              President and Chief
                              Executive Officer
                              (Principal Executive Officer)


/s/ Charles C. Harwood, Jr.
    ------------------------
    Charles C. Harwood, Jr.   Corporate Senior Vice President  November 11, 1998
                              and Chief Financial Officer
                              (Principal Financial Officer)

/s/ Michael Giannetto
    ------------------------
    Michael Giannetto          Corporate Vice President        November 11, 1998
                               and Controller
                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit  Description

27                Financial Data Schedule (for SEC use only)