Form 10-K
period 1998-12-31
COVANCE INC
filed 1999-03-05
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
         Title of Each Class                 on Which Registered
-------------------------------------   ----------------------------
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

As of February 10, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,643,841,049 (based on the closing price of the Company's Common Stock on the New York Stock Exchange on February 10, 1999 of $28.19).


As of February 10, 1999, the Registrant had 58,520,505 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive Proxy Statement is incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

                                    PART I


Item 1. Business


General

     Covance Inc. ("Covance" or the "Company") is a leading contract research organization ("CRO") providing a wide range of integrated product development services on a worldwide basis to the pharmaceutical, biotechnology and medical device industries. In addition and to a lesser extent, Covance also provides health economics and outcomes services for managed care organizations, hospitals and other health care providers and laboratory testing services to the chemical, agrochemical and food industries. The services Covance provides constitute two segments: early development services (preclinical and Phase I clinical), and late-stage development services (clinical and clinical support services). Covance believes it is one of the largest biopharmaceutical CROs, based on 1998 annual net revenues, and one of a few that are capable of providing comprehensive global product development services.

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

     Most of the service offerings that constitute Covance's business were initially acquired by its former parent, Corning, as part of a strategy to create a global and full service product development company. In 1987, Corning acquired Hazleton Corporation (now known as Covance Laboratories Inc.), owner of preclinical drug safety assessment laboratories and Phase I clinical research units. In 1989, Phase II and Phase III clinical trials expertise was added with G.H. Besselaar Associates (now known as Covance Clinical Services Inc.). Covance further expanded its clinical trials expertise in 1990 with the purchase of PACT Inc. (now known as Covance Periapproval Services Inc.), a periapproval studies company. In 1991, SciCor Inc. (now known as Covance Central Laboratories Inc.), a clinical laboratory dedicated to the drug development process was purchased. Covance's pharmaceutical laboratory capabilities were expanded in 1992 with the creation in Switzerland of a jointly owned company, SciCor S.A. Covance acquired 100% of this company in 1994. In 1995, Covance acquired National Packaging Systems, Inc. ("National Packaging") (now known as Covance Pharmaceutical Packaging Services Inc.), a pharmaceutical packaging company. Also in 1995, Covance formed Covance Biotechnology Services Inc. ("Covance Biotechnology"), a majority-owned company which has enabled Covance to engage in the manufacture of biologics.

     In early 1996, Covance purchased Health Technology Associates Inc. ("HTA") (now known as Covance Health Economics and Outcomes Services Inc.), a health economics and outcomes company. In October 1996, Covance expanded its pharmaceutical packaging capabilities to Europe with the purchase of Swiss-based CRS Pacamed AG ("CRS Pacamed") (now known as Covance Pharmaceutical Packaging Services AG). In addition, in connection with the acquisition of CRS Pacamed, Covance acquired a 91,000 square-foot facility in Horsham, United Kingdom, which is used, among other things, to enhance the Company's ability to provide pharmaceutical packaging services in Europe. In 1998, Covance commenced operating a 45,000 square-foot facility in Allschwil, Switzerland, to further enhance its packaging capabilities in Europe. Covance has also built an additional 160,000 square-foot facility at its Princeton location. The Princeton facility became operational in January 1999, is leased and supports the Company's clinical services and corporate functions, and permits increased employee capacity. Covance has also increased its Indianapolis, Indiana, facility by 112,000 square feet to expand its pharmaceutical laboratory operations. The additional space in Indianapolis, which is also leased, became operational in 1998.

     In November 1998, Covance acquired GDXI, Inc., a company located in Reno, Nevada (now known as Covance Central Diagnostics Inc.), which provides centralized electrocardiogram analysis for clinical trials. Also in November of 1998, Covance acquired Berkeley Antibody Company, Inc. (now a subsidiary of Covance Research Products Inc.), a company located in Richmond, California, which provides contract services in custom antibody production, applied immunology, and custom animal research to support the medical device industry and preclinical evaluations.

     The Company maintains offices in 17 countries, including offices in Canada, Argentina, and Poland, all of which opened in 1997 and in China, which opened in 1998.


CRO Industry Overview

     The CRO industry provides independent product development services to the pharmaceutical, biotechnology and medical device industries. In general, CROs derive substantially all of their revenue from the research, development and marketing expenditures of such industries. Full service CROs design and manage preclinical and clinical and periapproval studies and trials, and provide health economics and outcome services, and may provide other services including health economics and outcomes services, packaging, central laboratory, manufacturing biologics and other services required to develop and market new products in accordance with applicable government regulations in the jurisdictions where the services are provided, including the regulations of the Food and Drug Administration ("FDA") in the United States.


Trends Affecting the CRO Industry

     Covance believes that the outsourcing of drug development activities by pharmaceutical and biotechnology companies has been increasing and will continue to increase as a result of a number of factors, as further described below.

     Cost Containment Pressures. Market forces and governmental initiatives have placed downward pressure on pharmaceutical and biotechnology companies' drug prices. Covance believes that the pharmaceutical industry is responding to these pressures by converting some of the fixed costs of maintaining research and development infrastructure to variable costs by outsourcing drug development activities to CROs. Demand for CROs is also driven by internal development resource shortages experienced when a large number of compounds emerge from the research process and need to undergo development. Management also believes that many of these companies are attempting to shorten new drug development cycle time by using CROs, which may have greater expertise in a therapeutic area and/or offer greater efficiency at a lower cost.

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

     Pharmaceutical Company Consolidation. Business combinations in the pharmaceutical industry present an opportunity for CROs, as such companies generally seek to obtain cost reduction synergies. Once combined, many pharmaceutical companies aggressively manage costs by reducing jobs, decentralizing the research and development process and outsourcing to CROs in an effort to reduce the fixed costs associated with internal drug development.

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


     Biotechnology Industry Growth. The United States biotechnology industry has grown rapidly over the last twelve years and is introducing new therapies which require regulatory approval. Many biotechnology companies do not have the necessary internal resources and experience (capital, equipment or people) to conduct preclinical studies and clinical trials. Accordingly, many biotechnology companies have chosen to outsource to CROs rather than expend significant time and resources to develop an internal preclinical or clinical development or biomanufacturing capability.


The New Drug Development Process--Overview

     Before a new drug may be marketed to the public, it must undergo extensive testing and regulatory review to determine that the drug is both safe and effective for its intended purpose. The developmental process and typical corresponding time periods are as set forth below. Similar extensive testing and regulatory reviews are required in Europe and some Asian countries.


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


     Clinical Research (3.5 to 6 years).


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


     o Phase II (1 to 2 years). This phase involves basic efficacy (effectiveness) and dose-range testing in approximately 100 to 400 carefully selected patients suffering from the disease or condition under study to help determine the best effective dose, confirm that the drug works as expected and provide additional safety data. The trials are typically well controlled and usually involve a placebo. A placebo is an identical tablet or solution which lacks the active substance under investigation.


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

     NDA Preparation and Submission. Upon completion of Phase III trials, the sponsor or CRO assembles the tabulated and statistically analyzed data from all phases of development into a single large document, the New Drug Application ("NDA") in the United States, which comprises, on average, approximately 100,000 pages.


     Regulatory Review and Approval. At this stage, the regulatory agency will scrutinize data from all phases of development to confirm that the sponsor has complied with regulations and that the drug is safe and effective for the specific use (or "indication") under study. Product labeling is also approved at this stage, which serves as a guideline to the sponsor about how its product can be promoted in the marketplace.


     Treatment Investigational New Drug (May span late Phase II, Phase III and FDA review). When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are limited or are of minimal value in the United States, the FDA may allow the manufacturer to make the new drug available to a larger number of patients through the regulated mechanism of a Treatment Investigational New Drug ("TIND") application. Although less scientifically rigorous than a controlled clinical trial, a TIND may enroll and collect primarily safety data from thousands of patients.


     Post-Marketing Surveillance and Phase IV Studies (Periapproval). United States Federal regulation requires the sponsor to collect and periodically report to the FDA additional safety and effectiveness data on the drug for as long as the sponsor markets the drug (post-marketing surveillance). If the drug is marketed outside the United States, these reports must include data from all countries in which the drug is sold. Additional studies (Phase IV) may be undertaken after initial approval to find new uses for the drug or to test new dosage formulations. All of these studies are types of "periapproval" studies.


Business Strategy

     Based on 1998 annual net revenues, Covance believes it is one of the largest CROs serving the biotechnology and pharmaceutical industries. The Company's strategy is to provide high quality, cost effective, integrated, comprehensive and innovative services to assist its pharmaceutical and biotechnology clients to develop, produce, obtain approval for and enhance the commercial success of their new therapeutic products worldwide. As this strategy unfolds, Covance intends to focus increased attention on customers who are biased towards development approaches that are flexible, innovative and more likely to yield optimal outcomes.


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

     As part of its strategy, Covance strives to continually improve its existing services. Covance has implemented a total quality management system throughout its operations which assists the Company in its goal of producing error-free services on time and within the client's budget. This management system is overseen by a quality team comprised of Covance's most senior executives, including its Chief Executive Officer. Furthermore, certain of Covance's United States and European subsidiaries have received ISO 9000 and 9001 certifications based on quality standards established by the International Standards Organization. The ISO 9000 standards define the international requirements for creating a quality assurance system that will result in providing consistent service.

     In addition to improving its existing services, Covance also focuses on providing its clients new market oriented, value-added services, including those that involve integrated services relying on multidisciplinary teams drawn from various Covance operations. For instance, Covance is duplicating in the United States a Strategic Product Development ("SPD") program developed in Europe that has successfully reduced the estimated time from preclinical testing to the first human studies.

     Covance's new service offerings arise as a result of both "home-grown" activities and through strategic acquisitions and alliances. With respect to the former, in addition to the programs noted above, Covance has invested in the creation of a multi-use biomanufacturing facility which became operational in 1997. With respect to the latter, Covance added domestic pharmaceutical packaging capabilities through the acquisition of National Packaging in 1995, European pharmaceutical packaging capabilities through the acquisition of CRS Pacamed in 1996, enhanced its health economics and outcomes services by acquiring HTA in 1996, acquired centralized electrocardiogram analysis capabilities through the acquisition of GDXI, Inc. in 1998, and enhanced its custom animal research and antibody production capabilities through the acquisition of Berkeley Antibody Company, Inc. in 1998. Covance expects to continue developing services internally and making strategic acquisitions that are complementary to its existing services and that will expand its capability to serve its clients.

     Streamlining the Drug Development Process. In recognition of the Company's clients' needs with respect to cost containment, reduced testing time frames and global trials, Covance has invested in and created a Clinical Trials Research and Development Group which has the goal of improving Covance's clinical trials processes with a primary focus on improving speed, efficiency, quality and customer service. This group, which is comprised of experts in information technology, clinical and data management processes, and medicine, will examine processes and technologies across the clinical development continuum in an effort to develop evolutionary and revolutionary improvements in the conduct of clinical development programs. In addition to focusing on key development processes, the group intends to use technologies and applications that have been developed or enhanced by Covance such as optical character recognition/intelligent character recognition imaging technology, integrated voice response systems (IVRS), web-enabled data information and reporting tools, as well as new technologies in the areas of remote data capture (RDC) and work flow automation.

     In early 1997, the Company created the Covance Investigator Alliance ("CIA"). The CIA's purpose is to identify and form alliances with leading investigators and institutions throughout North America and Europe to facilitate expeditious study approvals, patient and data access and to improve the timeliness and quality of data. Over 50 member organizations encompassing several hundred active investigators in North America are currently part of the CIA. Management intends to continue to expand the number of CIA sites in North America and Europe.

     With respect to technical resources, Covance has over 400 information systems professionals working in 14 regional information system centers (nine in the United States, four in Europe and one in Australia) and 22 satellite centers (six in the United States, 11 in Europe, four in Asia/Pacific and one in South America). Most of the Company's employees (both domestic and international) as well as its file server and desktop computer systems, are connected by a wide area network that provides global access to the expertise, technologies and data resident in the regional information system centers.
These systems support the Company's ability to provide integrated services and connect the Company to its clients. For instance, Covance's development of its Trial Tracker(SM) Information Access System ("Trial Tracker(SM)") provides clients with 24-hour access to study data, such as study patient enrollment progress, patient visit information, case report form status, serious adverse event experiences and other pertinent clinical trial information. Covance's drug supply management system based on IVRS technology allows clients to more efficiently manage the distribution of their experimental compounds to investigational sites. In continually examining ways to improve the drug developmental process, Covance's information technology strategy is to capitalize on its existing heterogeneous, flexible and proprietary computer systems, by customizing them where appropriate for client specific requirements, and to incorporate new systems and technologies to meet changing demands in a timely and cost effective manner.

     Geographic Expansion. Covance believes that it will become increasingly important to provide its full range of drug research and development services in all major and many developing biotechnology and pharmaceutical markets, especially given industry trends to conduct clinical trials in multiple countries simultaneously. Through its offices, regional monitoring sites, laboratories and manufacturing sites in over 39 locations in 17 different countries and field work in over 30 other countries, Covance believes it is a leader among CROs in its ability to deliver services globally. Currently, approximately 34% of Covance's 7,200 employees are based outside of the United States.

     Covance will continue its strategy of establishing new or enhancing existing operations in significant biotechnology and pharmaceutical markets. Covance expects this will occur as a result of internal growth and through strategic acquisitions. For example, in February 1997, Covance opened an office in Montreal, Canada which serves the Company's Canadian clients and those North American customers who are developing their products in Canada. In March 1997, Covance opened its Buenos Aires, Argentina office which serves as Covance's center for conducting clinical research in Latin America, a region that Covance believes will be a significant contributor of clinical and central laboratory data for global regulatory dossiers. In October 1997, Covance opened its Warsaw, Poland office. Warsaw presents an opportunity for Covance to conduct clinical trials in a region which provides previously untapped sources for new patient populations and investigator networks.

     Covance also continues to collaborate in the Asia-Pacific region (from Japan through Australia) with various science and technology boards and ministries to assist in the improvement of the regulatory environment necessary to attract more international trials. Covance is also continuing its collaboration with the Singapore National Science and Technology Board concerning the Singapore government's initiative to form the Asia Pacific Economic Cooperation Coordinating Center for Good Clinical Practice. In July 1997, Covance signed a collaboration agreement with the Chinese Ministry of Science and Technology--China Innovation Center for Life Sciences ("Chinese Ministry of Science") to enhance multinational pharmaceutical development in the Chinese market. Covance is currently teaching Good Clinical Practices ("GCP") to key physicians and investigators in select Chinese hospitals and clinical pharmacology centers. The training is expected to be expanded in future years to include Good Laboratory Practices ("GLP") and Good Manufacturing Practices ("GMP"). Covance also tests traditional Chinese botanical-based products for approval by the FDA on behalf of the Chinese Ministry of Science and leading Chinese pharmaceutical companies. Covance and the Chinese Ministry of Science will also be evaluating the possible development of alternative alliances and joint venture strategies. In October 1998, Covance opened an office in Beijing, China, offering clinical services.


Services

     Covance provides a wide range of product development services on a worldwide basis to the pharmaceutical, biotechnology and medical device industries. In addition and to a lesser extent, Covance provides health economics and outcomes services for managed care organizations, hospitals and other health care providers and laboratory testing services to the chemical, agrochemical and food industries. The services Covance provides constitute two segments: early development (preclinical and Phase I clinical) and late-stage development (clinical and clinical support services).


Early Development

Preclinical and Phase I Clinical Services
-----------------------------------------

     Covance has four major laboratories, located in Madison, Wisconsin and Vienna, Virginia in the United States and Harrogate, United Kingdom and Munster, Germany. The Company also has an administrative and sales office in Tokyo, Japan. The preclinical services offered are wide-ranging, including in vivo toxicology studies (such as acute, subchronic and carcinogenicity studies), genetic toxicology studies (such as in vitro cytotoxicity, cytogenetics and gene mutation studies and transgenic mouse models) and chemistry services (such as in vitro metabolism, pharmacokinetics and bioequivalence studies).

     The preclinical area has also been a source of innovation by introducing new technologies for client access to data, electronic animal identification, multimedia study reports and data tables and in vivo and in vitro measures of induced cell proliferation. Covance's preclinical group also works closely with the Phase I and II operations of the early development and clinical services groups to minimize product development time and to provide clients with early data on the safety and efficacy of new molecules. This data allows clients to make a decision about whether to continue, modify or cease their development programs.

     As part of its preclinical services, Covance has duplicated in the United States the SPD program developed in Europe. This program has successfully reduced in Europe the time from preclinical testing to the first human studies. SPD involves an integrated process and team drawn from Covance's preclinical and Phase I and II areas. In an SPD program, the compound is researched from initial preclinical evaluation through its first dosing in humans, including the filing and attainment of an IND application. Specific elements of the process include formulation and dose delivery testing, product metabolism, chemistry, pharmacology, toxicology and safety testing. The preclinical testing phase in the United States typically takes six months to three years and Phase I studies typically take six months to one year. Because IND applications are required in the United States to be filed before human clinical trials start, it is uncertain whether SPD trial completion speeds in the United States will be as swift as the Company's experiences with clients in the United Kingdom (where IND applications are not required to commence Phase I clinical trials), but Covance believes that an SPD program can reduce the typical drug development time in the United States. Several SPD trials in the United States are continuing, with the program scheduled to be expanded in 1999.

     In early 1997, Covance launched the compound appraisal and selection service, an integrated labs service which combines several preclinical offerings. This program is particularly directed to small and start-up companies, and offers consultancy, in vitro screens and in vivo animal tests to determine the viability of compounds for future development.

     Covance also provides purpose-bred animals for biomedical research. These research animals are required by biopharmaceutical companies, university research centers and CROs, like Covance, as part of their preclinical in vivo safety and efficacy testing. Through a variety of processes, technology and specifically constructed facilities, Covance is able to provide both purpose-bred and specific pathogen free animals that meet clients' rigorous control requirements. Although Covance's preclinical research facilities maintain procedures in accordance with applicable government regulations and company policies for the quarantine and handling of imported animals, including primates, there is a risk that these animals may be infected with diseases that may be harmful and even lethal to themselves and humans.

     Covance is also a provider of custom polyclonal and monoclonal antibody services and owns and operates a state-of-the-art antisera production facility that complies with both GMP and GLP. In November 1998, Covance augmented this capability with the acquisition of Berkely Antibody Company, Inc., which provides contract services in custom antibody production as well as offers custom animal research, applied immunology and preclinical evaluations.

     Covance also provides laboratory testing services to the chemical, agrochemical and food industries. Covance offers a complete range of services to agrochemical manufacturers to determine the potential risk to humans, animals and the environment from plant protection products. Covance also offers a broad range of services to the food industries, including nutritional analysis and nutritional content fact labels, and in 1998 Covance began offering residue and bioavailability testing services to the growing nutriceutical industry.


Late-Stage Development


Clinical Development Services
-----------------------------

     Covance offers a comprehensive range of clinical trial services, including Phase II through III clinical studies. Covance also has extensive experience in a number of therapeutic areas, including diseases of the cardiovascular and central nervous systems, endocrinology and respiratory systems, oncology, infectious diseases (including AIDS) as well as significant experience in other areas including bone metabolism immunology, gastroenterology, urology, dermatology and hematology. Covance has extensive experience in managing small, medium and large trials in the United States and in many parts of the world. These trials may be conducted separately or simultaneously as part of a multinational development plan.

     Covance can manage every aspect of clinical trials by providing its clients the following services: clinical development plans and protocol design, consulting services (clinical and data management, regulatory consulting and filings, information systems and drug development strategy), site, investigator and patient enrollment, and preparation and submission of IND applications, European study submissions, NDAs, product license applications ("PLAs"), European submission dossiers, computerized patient randomization and dose assignment and tracking, Phase II - Phase III study design and implementation, monitoring and safety evaluation management and reporting, data processing and management, statistical analyses and report writing, medical writing, and GCP, GLP and GMP audits. Clinical trials are managed by a dedicated project team, which, in each case, is led by a project director who supervises all aspects of the clinical trial.

     The following is a description of the core services Covance provides, either on an individual or integrated basis depending on client needs, as part of conducting clinical trials:

     Study Design. Covance serves its clients in the critical area of study design by applying its experience in the preparation of study protocols and case report forms ("CRFs"). The study protocol defines the medical issues to be examined in evaluating the safety and efficacy of the drug under study, the number of patients required to produce statistically valid results, the clinical tests to be performed in the study, the time period over which the study will be conducted, the frequency and dosage of drug administration and the exact inclusion and exclusion criteria to be met for the patients enrolled in the study. The success of the study depends not only on the ability of the protocol to accurately reflect requirements of regulatory authorities, but also on the ability of the protocol to fit coherently with the other aspects of the development process including the ultimate marketing strategy for the drug. Marketing strategy considerations include outcomes and pharmacoeconomic concerns and reimbursement planning. During study protocol finalization, CRFs are developed to record the desired information and ensure that valid data are acquired in a form that is most efficient for the investigator. The various disciplines involved in the drug development process, including epidemiology, data management, statistics and regulatory affairs, must work closely with the clinical trial management project team to assure that the right data are acquired, in a form which is most efficient for subsequent data entry, management analyses and reporting.

     Investigator Recruitment. During a clinical trial, patient drug administration is supervised by physicians, also referred to as investigators, at hospitals, clinics or other locations, also referred to as investigational sites. The success of a clinical trial depends, in large part, on the performance of these investigators. Covance solicits the participation of investigators, who contract directly with either Covance or Covance's clients. Covance maintains, and continually expands and refines, its investigator databases. Information regarding Covance's experience with these investigators, including factors relevant to rapid study initiation, are contained in the databases.

     Study Monitoring. Covance provides study monitoring services, which include investigational site initiation, patient enrollment assistance and data collection, through periodic site visits. These visits also serve to assure that data is gathered according to GCP, the requirements of the client, as specified in the study protocol or otherwise, and applicable regulations. Covance focuses, at an early stage, on identifying and quickly completing the critical rate-limiting steps of screening and selecting investigators, processing pre-study regulatory paperwork, obtaining institutional review board approvals and scheduling investigational site initiation visits.


     Clinical Data Management and Biostatistical Analysis. Covance's data management and biostatistical analysis services are managed by professionals with pharmaceutical and biotechnology industry experience in the design and construction of local and multinational clinical trial databases. They are offered either as discrete products or as part of an integrated drug development program. During the design of development plans and protocols, Covance offers consulting services relating to, and the determination of, sample size parameters for patient enrollment, development of data analysis plans and randomization schemes. During the conduct of a clinical trial, Covance assists in the rapid acquisition of clean and accurate data. Following completion of the clinical trial, Covance assists in report preparation and regulatory submissions. Covance's biostatisticians may participate with clients in meetings with the FDA to present and discuss biostatistical analyses prepared by Covance. Covance has expertise in electronically capturing and integrating geographically diverse data and in connection therewith employs a variety of software, which may be specified by clients or combined with customized programs developed by Covance.


     Medical Writing and Regulatory Services. Covance provides medical report writing and regulatory services to its clients, which include integrated clinical/statistical reports, manuscripts, risk/benefit assessment reports, package inserts, quality assurance and environmental risk assessments. These services, which are fully integrated with Covance's other clinical services, are designed to complement parallel development processes and therefore accelerate development speed, consistent with good service and regulatory compliance, reducing overall drug development time.


Clinical Support Services
-------------------------

     Central Laboratory Services. Covance believes that the ability to provide high quality and sophisticated central laboratory services is an integral aspect of what constitutes a full service CRO. Covance has two laboratories (one located in the United States and the other in Switzerland) that provide central laboratory services dedicated exclusively to biopharmaceutical studies. These facilities provide clients with combinable data in studies that can be conducted separately, or multinationally and simultaneously. Providing combinable data eliminates the need for statistical correlation among different laboratories by the use of consistent laboratory methods, the same reagent manufacturers and the identical clinical trial reference ranges and equipment calibration. Covance also employs a proprietary clinical trials management system, which Covance believes is unique, that enables it to enter a sponsor's protocol requirements directly into its own database. This system, based on protocol requirements, constructs the drug kits that will go to the investigational sites and the requisition forms therefor, allows for proper laboratory specimen collection from the investigational sites, sequencing of study participants visits and investigator ordering of additional tests and ensures that all demographic data is complete and accurate and will produce for the client reports that are customized to their specifications. The laboratories provide a comprehensive audit trail by ensuring that all laboratory data are traceable to source documents, are capable of delivering customized data electronically within 24 hours of test completion and provide safety test results within 48 hours of test completion from most locations.


     As the need for central laboratory services expands geographically, the Company has expanded the reach of its central laboratories services through contractual arrangements, one with a leading South African laboratory and the other with a leading Australian laboratory, each of which allows Covance to combine the testing capabilities of such laboratory with its own proprietary systems. In June 1998, Covance completed a 112,000 square-foot expansion of its 152,000 square-foot United States laboratory to further accommodate expanding operations and expected future requirements.

     Centralized Electrocardiogram Services. In November 1998, Covance expanded its centralized clinical trial data collection capabilities with the purchase of GDXI, Inc. which undertakes the capture and interpretation of electrocardiograms ("ECG"). ECG analysis, one of the most frequently used tools in clinical trials, is included in more than one-half of clinical trials as part of the study protocol. GDXI, Inc. distributes a proprietary hand-held ECG device to clinical trial sites. The device can be used anywhere in the world and collects the data, performs a real-time quality check, and transmits the information by telephone to a full-time central operations center.

     Clinical Development Technologies. To expedite the drug development process and to help reduce costs, Covance created a proprietary interactive trial management system utilizing an Interactive Voice Response System ("IVRS"). IVRS uses data entry via touch-tone telephone technology to assist pharmaceutical and biotechnology clients in managing clinical trials on a real time basis and in reducing product waste with just in time inventory processing. IVRS is a multilingual system which is available world-wide through toll-free numbers seven days per week, 24 hours per day. The most frequently used functions include patient screening, enrollment, randomization, drug assignment(s), drug inventory management, titration(s), unblinding, discontinuation(s) and patient diaries. Through this information technology, clients can realize substantial cost savings by reducing and better managing clinical supply requirements and controlling wastage. In addition, real time data access offers clients precise and accurate information for quick analysis thus expediting the clinical trial process. Covance offers IVRS both in conjunction with clinical trials conducted by Covance and as a stand alone service.

     Pharmaceutical Packaging Services. Covance offers full service contract clinical packaging for the pharmaceutical industry in the United States and Europe including package development and design, coldformed and thermoformed blister units, blister packaging, multi-dose bottle filling, clinical labeling, wallet packaging, storage and site distribution of clinical supplies and return services for unused supplies. Management believes that by integrating packaging services with its other clinical and clinical support services it can accelerate the drug development process for its clients through operational efficiencies that arise from the upfront coordination of clinical trial design.


     In 1997, Covance completed its substantial renovation and upgrade to the 91,000 square-foot packaging facility in Horsham, United Kingdom which Covance had purchased in 1996. The facility, which became fully operational with the completion of this renovation, is one of the largest clinical packaging facilities in Europe. In April 1998, Covance completed construction of a new, purpose designed, 45,000 square-foot facility in Allschwil, Switzerland. This new facility replaced Covance's 20,000 square-foot facility in Basel, Switzerland and further increased its European operations and capabilities. Also in 1998, Covance introduced multi-product blister packaging technology which is intended to increase efficiency and reduce time lines for clinical supplies.

     Biomanufacturing Services. Covance holds a majority interest in Covance Biotechnology, a company formed in 1995 to manufacture recombinant proteins for biotechnology and pharmaceutical clients for preclinical and clinical trials as well as for commercial sales. Covance Biotechnology's services include process development services, GMP manufacturing by microbial and mammalian cell expression, laboratory testing, quality assurance and quality control and regulatory affairs assistance. Covance Biotechnology is able to produce multiple compounds for multiple clients simultaneously and on a scale, Covance believes, greater than most other contract biomanufacturers. Covance Biotechnology provides an alternative for clients who might otherwise have to design, finance and construct their own facility to manufacture a biopharmaceutical compound for clinical trials or commercial sale. By retaining Covance Biotechnology, a client can avoid the expense, time delay and risk of making additional significant investments for a product whose safety, efficacy and commercial success are uncertain. This allows clients to preserve their capital and lower their financial risk. In 1998, Covance Biotechnology commenced an expansion of its production capacity intended to significantly expand its production from microbial cell sources. The expansion is scheduled for completion by July 1999.


     Covance owns 78% of the voting capital stock of Covance Biotechnology in the form of convertible preferred stock. The remaining 22% of Covance Biotechnology's capital stock is owned by certain minority stockholders (the "Minority Stockholders") in the form of common stock. Covance's ownership in Covance Biotechnology could be reduced to approximately 68% in the event that all stock options granted to key Covance Biotechnology executives were exercised in full.


     The Company, Covance Biotechnology and the Minority Stockholders are also party to a capital contribution and stockholder agreement (the "Stockholders' Agreement"), which, among other things, limits certain Minority Stockholders' common stock transfers, grants Covance a right of first refusal on shares of Minority Stockholders' common stock, and grants Covance the right to purchase the common stock held by the Minority Stockholders in increments of one-third each within 60 days of December 31, 1998, 1999 and 2000. If Covance chooses not to exercise its purchase right, the Stockholders' Agreement gives the Minority Stockholders the right to require Covance Biotechnology to use its best efforts to arrange for the sale of such shares on certain specified terms, and certain other conditions. Supplementing the Stockholders' Agreement, in October 1997, the Company and the Minority Stockholders entered into an agreement by which, subject to the satisfaction of certain conditions, the Company and the Minority Stockholders are obligated to make, upon request by Covance Biotechnology, in proportion to their ownership interests, additional capital contributions to Covance Biotechnology not to exceed an aggregate amount of $30.0 million. Through December 31, 1998, aggregate capital contributions of $18.5 million have been made to Covance Biotechnology pursuant to this agreement. Covance's pro-rata share of the capital contributions has totaled $14.4 million and Covance has loaned to the Minority Stockholders $4.1 million in the aggregate to fund their required capital contributions.

     Periapproval Services. Covance offers a range of periapproval services, including TINDs, Phase IIIb clinical studies (involving studies conducted after NDA submission, but before regulatory approval is issued), Phase IV clinical studies, and other types of periapproval studies such as post-marketing surveillance studies and prescription to over-the-counter switch studies. A TIND application by a pharmaceutical or biotechnology sponsor and the associated procedure allows broader populations of patients to receive treatment with an investigational new drug for a serious or immediate life-threatening disease, such as AIDS or cancer, for which no comparable or satisfactory therapy is available. This treatment is provided during the clinical trial phase of development but does not typically use controlled clinical trials. Covance is experienced with TINDs and has developed specialized systems for prompt initiation and effective operation of TIND programs, such as computerized patient screening, optical scanning of CRFs and drug management systems. Other special TIND programs or systems involve providing project specific information to physicians, patients and patient advocacy groups, and data processing, management, analyses and reporting systems. Covance's expanded access program, which is conducted pursuant to a TIND application, is a mechanism that allows innovative new therapies for life-threatening diseases to be given to expanded populations prior to FDA approval. Post-marketing surveillance studies are epidemiologically based evaluations of the use of products in actual medical practice using a broad range of patients. These studies use practicing physicians to evaluate primarily the safety profile of the product under actual medical practice conditions. Post-marketing surveillance studies are large, typically involving over 1,000 physicians and thousands of patients, and usually focus on evaluating just a limited number of key clinical outcomes, such as a particular side effect. In Rx to O-T-C Switch studies, Covance gathers, on behalf of a sponsor, the necessary safety data to obtain regulatory permission for the sale of its drug without the need of a prescription. These studies are also large, well-controlled programs. Covance also offers adverse event processing services, both in the context of periapproval studies and as a stand alone service, which involves the fielding and processing of telephone calls and inquiries relating to adverse experiences with a drug.

     Health Economics and Outcomes Services. Covance offers a wide range of health economics and outcomes services, including outcomes and pharmacoeconomic studies, reimbursement planning services, reimbursement advocacy programs and disease management services, as discussed below, for pharmaceutical, biotechnology and medical device manufacturers as well as, to a lesser extent, managed care organizations, hospitals and other health care providers.

     Covance offers its clients a full range of strategic and analytical services, including strategic planning, quality-of-life assessment and economic studies (including feasibility studies, protocol and instrument design and data analysis). Outcomes studies may be prospective, often conducted in conjunction with clinical trials, or retrospective. Many cost-effectiveness studies employ economic modeling techniques to evaluate the full financial impact of new medical technologies. When planning studies, Covance examines the audience for the study's findings to determine which of the client's concerns (such as regulatory approval, clinical acceptance, insurer coverage or insurer payment) might be more fully informed by the availability of outcomes data, and then determines how such data can be efficiently collected and communicated. Covance typically involves academic and clinical experts to ensure that appropriate techniques are used and to enhance study credibility and acceptance. Covance also designs most studies with a goal of publishing its findings in respected, peer-reviewed journals.

     Covance believes that given the changing competitive pressures affecting the pharmaceutical industry and the rising need to more rigorously demonstrate the value of particular drugs, both in their own right and as compared to other drugs and treatment regimes, the ability to perform outcomes and pharmacoeconomic studies will become increasingly important.


     Covance offers its customers strategic reimbursement and market planning services. These services enable clients to enhance the commercial success of their medical products. Covance analyzes, on behalf of the customer, who will pay for a medical product (e.g., third-party payers such as private insurance companies or federal programs like Medicare) and what economic barriers or opportunities exist for the product (e.g., claims coding, coverage policy and payment amounts). In addition, Covance often offers its reimbursement planning activities in conjunction with its other services that evaluate existing and potential market size, pricing, distribution and economic impact.


     Covance also provides full service reimbursement case management programs on behalf of manufacturers. These programs generally consist of toll-free telephone hotlines offering one or more of the following services: (1) contacting insurers to investigate specific coverage and benefit matters, resolving denied claims and educating insurers; (2) assisting manufacturers in designing and effectively running their indigent patient programs, pursuant to which costly new products are made available to patients who cannot afford them because of inadequate insurance coverage or other cost reasons; (3) designing and administering transition programs for manufacturers, which includes obtaining third-party payment for a product for patients who had previously received it free as part of a clinical trial; and
(4) conducting reimbursement training seminars for clients and their customers. In 1998, Covance added an additional service offering in this area, which utilizes field based representatives, known as the Payer Alliance Group[TM], to intervene with major third party payers to secure favorable coverage and reimbursement policies.


     All of these services are supported by a dedicated information services group that provides a range of data products, services and information systems, including customized hospital cost reports and patient average length of stay or mortality rates at the federal, state, local or individual hospital level. The extensive economic and epidemiologic databases Covance maintains are used to perform market research, determine the economics of a disease or inform government authorities about the need for potential policy changes.


     Working for a variety of customers, including pharmaceutical and device manufacturers, managed care organizations, hospitals, provider networks and computerized medical record companies, Covance designs and implements systems that track patterns of care, patient outcomes and costs, and develops programs and tools designed to improve quality and decrease costs of care. These programs and tools include medical practice guidelines and computerized decision support tools.


Customers and Marketing

     Covance provides its product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 1998, Covance served approximately 290 biopharmaceutical companies, including nearly all of the world's 50 largest pharmaceutical companies and most of the largest biotechnology companies. Approximately 45 of the biopharmaceutical companies Covance serves are Japanese. The Japanese biopharmaceutical companies are served by Covance's United States and European operations.


     Early development net revenues from external customers comprised approximately 33%, 37% and 41% respectively, of total net revenues for the years ended December 31, 1998, 1997 and 1996, while late-stage development comprised approximately 67%, 63% and 59%, respectively. Early development operating income comprised approximately 35%, 42% and 40%, respectively, of total operating income for the years ended December 31, 1998, 1997 and 1996, while late-stage development comprised approximately 65%, 58% and 60%, respectively. Early development segment assets comprised approximately 37%, 41% and 47%, respectively, of total segment assets for the years ended December 31, 1998, 1997 and 1996, while late-stage development comprised approximately 63%, 59% and 53%, respectively. Net revenues from external customers attributable to United States operations totaled approximately 68%, 68% and 71% for the years ended December 31, 1998, 1997 and 1996, respectively. Net revenues from external customers attributable to operations in the United Kingdom totaled approximately 16%, 17% and 17%, respectively, and net revenues from external customers attributable to other countries totaled approximately 16%, 15% and 12%, respectively. Long-lived assets attributable to United States operations totaled approximately 61%, 52% and 54% for the years ended December 31, 1998, 1997 and 1996, respectively. Long-lived assets attributable to operations in the United Kingdom totaled approximately 32%, 36% and 35%, respectively, and long-lived assets attributable to other countries totaled approximately 7%, 12% and 11%, respectively. See Note 10 to Notes to Consolidated Financial Statements.


     Covance's sales activities (including client contact and support) are conducted by more than 120 sales and business development personnel based in Covance's operations in the United States, Europe, Australia, Japan, Argentina and Singapore. Most of Covance's business development personnel have technical or scientific backgrounds.


     Covance's sales force consists primarily of account executives, account managers and client service managers. Account executives and account managers are each responsible for optimizing business opportunities for specific service offerings. Client service managers are focused on providing timely responses to client requests for information and fostering client relationships. In late 1998, Covance reorganized its sales force by shifting the focus of its Key Account Directors and Strategic Account Managers, who formerly were part of a central sales effort, to specific service offerings. This strategic shift is intended to permit the Company to adapt its services/products to regional market differences and specific client needs. Also in 1998, Covance created a Client Relations Group which is headed by senior executives of Covance and is intended to enable Covance to build better relationships with some of the largest users of development services and to create long-term strategic relationships with these customers.


     In September 1998, Covance entered into a strategic alliance with Proliance Pharmaceuticals Inc. ("Proliance"), a company specializing in collaborative drug development. Under the terms of the agreement, Covance is a preferred provider of services to Proliance. In addition, Covance is a minority stockholder of Proliance.

     In 1998, Covance commenced a program, known as the Covance Institute, which is intended to provide a platform for the Company to showcase its company-wide scientific talent and expertise by collecting and organizing Covance's institutional knowledge regarding the effective design and execution of clinical development programs, provide strategic input to clients and raise Covance's profile in the pharmaceutical, academic and scientific communities. The Covance Institute focuses upon the internal development of talent and capabilities, educational initiatives, seminars and conferences and training programs.


Contractual Arrangements

     Most of Covance's contracts are either fixed price, fee-for-service or fee-for-service with a cap. To a lesser extent, some of the contracts are fee-for-service without a cap. In cases where the contracts are fixed price, Covance bears the cost of overruns, with certain exceptions, but benefits if the costs are lower than anticipated. In cases where the contracts are fee-for-service with a cap, the contracts contain an overall budget for the trial based on time and cost estimates. If costs are lower than anticipated, the customer keeps the savings, but if costs are higher than estimated, Covance is responsible for the overrun unless the increased cost is a result of a change requested by the customer, such as an increase in the number of patients to be enrolled or the type or amount of data to be collected. Contracts may range from a few months to several years depending on the nature of the work performed. In some cases for multi-year contracts, a portion of the contract fee is paid at the time the study or trial is started with the balance of the contract fee payable in installments, sometimes performance based, over the study or trial duration. For example, in clinical and periapproval trials, installment payments may be related to investigator recruitment, patient enrollment or delivery of a database.

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

     No assurance can be given that the Company will be able to realize all or any net revenues included in backlog. Although backlog can be meaningful to management with respect to a particular study where study-specific information is known (for example, study duration, performance clauses and other study-specific contract terms), Covance believes that its aggregate backlog as of any date is not necessarily a meaningful indicator of future results for a variety of reasons, including the following. First, studies vary in duration. For instance, some studies that are included in 1998 backlog may be completed in 1999, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, trials under verbal approvals, letters of intent or contracts included in backlog are subject to termination or delay at any time by the client or regulatory authorities. Terminations or delays can result from a number of reasons. Delayed contracts remain in Covance's backlog pending determination of whether to continue, modify or cancel the study.

     Based upon the above description, Covance's aggregate backlog at December 31, 1998 and 1997 was approximately $780 million and $625 million, respectively.


Competition

     The CRO industry is highly fragmented, with participants ranging from hundreds of small, limited-service providers to a few full service CROs with global capabilities. Covance primarily competes against in-house departments of pharmaceutical companies, full-service CROs and, to a lesser extent, universities and teaching hospitals. Covance believes, based on 1998 net revenues, that the six largest CROs besides itself include Quintiles Transnational Corp., Parexel International Corporation, Pharmaceutical Product Development, Inc., Phoenix International Life Sciences Inc., Kendle International, Inc. and ClinTrials Research Inc.

     There is competition among the larger CROs for both customers and acquisition candidates. Companies may also choose to limit the CROs with whom they are willing to work. In addition, there are few barriers to entry for small, limited-service providers considering entry into the CRO industry. CROs compete on the basis of several factors, including reputation for on-time quality performance, expertise and experience in specific therapeutic areas, scope of service offerings, how well such services are integrated, strengths in various geographic markets, price, technological expertise and efficient drug development processes, the ability to acquire, process, analyze and report data in a time-saving and accurate manner, the ability to manage large-scale clinical trials both domestically and internationally, expertise and experience in health economics and outcomes services and size. The Company believes that it competes favorably in all of these areas.


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

     Transaction Agreement. The Transaction Agreement between Corning, Quest and Covance provided for, among other things, certain conditions precedent to the Distributions, certain corporate transactions required to effect the Distributions and other arrangements between Corning, Quest and Covance subsequent to the Distributions. The Transaction Agreement provided for, among other things, assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of the Distribution Date, financial responsibility for the liabilities arising out of or in connection with the business of Covance, Quest and Corning.

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

     Covance's standard operating procedures are written in accordance with regulations and guidelines appropriate to the region and the nation where they will be used. Within Europe, all work is carried out in accordance with the International Conference on Harmonization-Good Clinical Practice Guidelines ("ICH-GCP Guidelines"), and the requirements of the applicable country. Although the U.S. is a signatory to the ICH-GCP Guidelines, the FDA has not adopted all of the guidelines as statutory regulations, but has currently adopted them only as guidelines. In addition, FDA regulations and guidelines serve as a basis for Covance's North American and Asian/Pacific standard operating procedures. From an international perspective, when applicable, Covance has implemented common standard operating procedures across regions to assure consistency whenever it is feasible and appropriate to do so.

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

     The use of controlled substances in testing for drugs with a potential for abuse is regulated by the U.S. Drug Enforcement Administration (the "DEA"). All Covance laboratories and packaging sites using controlled substances for testing or packaging purposes are licensed by the DEA.

     Covance's United States laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as to the safety and health of laboratory employees. All Covance laboratories are subject to applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. Although Covance believes that it is currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject Covance to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

     In addition to its comprehensive regulation of safety in the workplace, the Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals, and transmission of blood-borne and airborne pathogens. Furthermore, relevant Covance employees receive initial and periodic training focusing on compliance with applicable hazardous materials regulations and health and safety guidelines.

     The regulations of the U.S. Department of Transportation, the U.S. Public Health Service and the U.S. Postal Service apply to the surface and air transportation of laboratory specimens. Covance's laboratories also comply with the International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when the materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.


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


Employees

     At December 31, 1998, Covance had approximately 7,200 full-time employees, approximately 34% of whom are employed outside of the United States. Approximately 76 of Covance's employees hold M.D. degrees, 219 hold Ph.D. degrees, 21 hold Pharm.D. degrees, 33 hold D.V.M. degrees and 927 hold masters or other postgraduate degrees. Management believes that its relations with its employees are good.


Item 2. Properties

     Covance both owns and leases its facilities. Covance's principal executive offices are located in Princeton, New Jersey where it leases approximately 318,000 square feet of space in two buildings. The lease for one of the buildings expires in 2004 and the other in 2013. The building subject to the later expiration is intended primarily to accommodate the growth of the corporate office and Princeton clinical operations. This building became operational in January 1999 and is being leased for a 15-year period. In mid-1997, Covance leased a 32,000 square-foot office facility in Walnut Creek, California to accommodate the growth of its clinical development services on the West Coast. The lease is for a 5-year term. In early 1997, the Company leased an additional 18,000 square feet at its Radnor, Pennsylvania periapproval facility, bringing the total square feet being rented there to approximately 60,000. The Radnor lease expires in 2002 and has one three-year renewal term. Covance leases approximately 67,000 square feet in Washington D.C. for its health economics and outcomes research activities which lease expires in 2000. Covance also leases an aggregate of 69,500 square feet in several buildings in Maidenhead, United Kingdom for its clinical, periapproval operations and health economics and outcomes services, and in late 1997 added an additional 27,000 square feet to accommodate expanding operations in that location. Covance owns its 397,000 square-foot preclinical laboratory located in

Madison, Wisconsin, its 279,000 square-foot preclinical laboratory in Harrogate, United Kingdom and its 50,000 square-foot preclinical laboratory in Munster, Germany. Covance leases most of its 201,000 square-foot preclinical laboratory in Vienna, Virginia. The leases expire in 2009. It also owns several of the buildings in Vienna, Virginia. Covance also leases its 152,000 square-foot pharmaceutical laboratory in Indianapolis, Indiana, which lease was recently extended to 2013, with renewal options, in connection with the lease of an additional 112,000 square-foot, "build-to-suit" adjoining facility, which became operational in June 1998. Covance leases its 51,000 square-foot pharmaceutical laboratory in Geneva, Switzerland, which lease expires in 2000. Covance's domestic packaging operations are conducted from its principal packaging facility in Allentown, Pennsylvania. The packaging leases are for approximately 100,000 square feet of space and they all expire in 1999. In 1998, construction of a new 200,000 square foot packaging facility in Allentown commenced and is expected to be completed in the second quarter of 1999. This site is intended to allow Covance to consolidate packaging operations and accommodate future growth needs. In addition, in October 1996, Covance purchased a 91,000 square-foot former pharmaceutical manufacturing facility in Horsham, United Kingdom. With its renovation completed in June 1997, the Horsham facility is used to provide pharmaceutical packaging, clinical and periapproval services. Also in 1997, Covance began construction on a new, purpose-designed, 45,000 square-foot facility in Allschwil, Switzerland to further enhance its packaging capabilities in Europe, and to replace its existing 20,000 square-foot facility, located in Basel, Switzerland. The new Allschwil facility became operational in April 1998. Covance also owns or leases other facilities in the United States, Canada, Europe, Asia and Latin America.

     Covance Biotechnology's 109,000 square-foot biomanufacturing facility, located in Research Triangle Park, North Carolina, is financed through several tax retention operating leases provided by a commercial lending institution ("Bank"). The lease expires in December 2006. The annual minimum lease payments are approximately $5.7 million. At the expiration of the lease term, Covance Biotechnology is liable for the unamortized balance of the cost of the facility, currently estimated to be approximately $37.0 million. Covance Biotechnology may also choose to purchase the facility at specific dates over the 10 year period. Using current estimates, the purchase price would be approximately $52.0 million at the end of 1997 (the first year of the lease), decreasing on an amortizing basis to approximately $37.0 million at the end of 2006 (the tenth year of the lease).


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


Item 4. Submission of Matters to a Vote of Security Holders

     None.


                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the New York Stock Exchange (symbol: CVD). The following table sets forth the high and low sales prices on the New York Stock Exchange since January 14, 1997, when the Company's Common Stock commenced trading on a "regular way" basis.


Quarter                            High           Low
-------                            ----           ---
   First Quarter 1997 ..........   $ 22.875       $ 15.500
   Second Quarter 1997 .........   $ 20.625       $ 14.625
   Third Quarter 1997 ..........   $ 23.187       $ 18.125
   Fourth Quarter 1997 .........   $ 22.750       $ 17.063
   First Quarter 1998 ..........   $ 24.875       $ 17.688
   Second Quarter 1998 .........   $ 24.750       $ 20.125
   Third Quarter 1998 ..........   $ 28.875       $ 21.625
   Fourth Quarter 1998 .........   $ 29.563       $ 23.375

     As of February 10, 1999, there were 8,897 holders of record of the Company's Common Stock.

     The Company has not paid any dividends during 1998 or 1997. The Company does not currently intend to pay dividends in the foreseeable future, but rather, intends to reinvest earnings in its business. The Company is also restricted (subject to certain exceptions) from paying dividends on its Common Stock by certain covenants contained in a credit agreement to which the Company is a party.

Item 6. Selected Financial Data

     The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 1998, 1997, 1996, 1995 and 1994. This data has been derived from the audited consolidated financial statements of Covance.

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

                                                                               Year Ended December 31,
                                                    ----------------------------------------------------------------------------
                                                         1998          1997             1996              1995           1994
                                                    ------------- -------------  ----------------- ----------------- -----------
                                                                   (Dollars in thousands, except per share data)
Income Statement Data:
Net revenues ......................................   $ 731,574     $ 590,651        $494,828          $409,174       $319,501
Costs and expenses:
 Cost of revenue ..................................     484,128       389,785         324,345           270,726        213,490
 Selling, general and administrative ..............     117,844        92,329          80,014            64,201         48,892
 Depreciation and amortization ....................      37,723        30,877          25,204            22,070         18,520
 Spin-off related charge ..........................          --            --          27,404                --             --
 Restructuring charge .............................          --            --              --             4,616             --
                                                      ---------     ---------        --------          --------       --------
  Total ...........................................     639,695       512,991         456,967           361,613        280,902
                                                      ---------     ---------        --------          --------       --------
Income from operations ............................      91,879        77,660          37,861(a)         47,561(b)      38,599
                                                      ---------     ---------        --------          --------       --------
Other expense, net:
 Interest expense, net ............................       7,361         8,314           6,791             5,269          4,307
 Other expense (income) ...........................         373           167           1,116              (784)          (712)
                                                      ---------     ---------        --------          --------       --------
  Other expense, net ..............................       7,734         8,481           7,907             4,485          3,595
                                                      ---------     ---------        --------          --------       --------
Income before taxes and equity investee results ...      84,145        69,179          29,954(a)         43,076(b)      35,004
Taxes on income ...................................      35,099        29,367          17,377            18,445         14,924
Equity investee loss (gain) .......................         438            58            (139)              405            435
                                                      ---------     ---------        --------          --------       --------
Net income ........................................   $  48,608     $  39,754        $ 12,716(a)       $ 24,226(b)    $ 19,645
                                                      =========     =========        ========          ========       ========
Basic earnings per share ..........................   $    0.84     $    0.69        $   0.22(a)        N/A              N/A
Diluted earnings per share ........................   $    0.83     $    0.69             N/A(c)        N/A              N/A

Balance Sheet Data:
Working capital ...................................   $  81,488     $  59,488        $ 65,946          $ 18,472       $ 12,961
Total assets ......................................   $ 593,415     $ 484,014        $451,047          $322,510       $271,992
Long-term debt ....................................   $ 149,909     $ 132,423        $163,000          $ 89,836       $ 75,178
Stockholders' equity ..............................   $ 225,015     $ 157,057        $110,704          $ 82,517       $ 63,908

Other Financial Data:
Gross margin ......................................       33.8%         34.0%           34.5%             33.8%          33.2%
Operating margin ..................................       12.6%         13.1%           13.2%(d)          12.8%(e)       12.1%
Net margin ........................................        6.6%          6.7%            6.6%(d)           6.6%(e)        6.1%

Current ratio .....................................        1.42          1.35            1.43              1.15           1.12
Debt to capital ...................................        0.40          0.46            0.60              0.52           0.54
Book value per share ..............................        3.88          2.74            1.94               N/A            N/A
Net days sales outstanding ........................          55            48              50                47             33

---------
  (a) Excluding the impact of the fourth quarter 1996 one-time spin-off related charge totaling $27,404 ($19,725 net of tax), income from operations, income before taxes and equity investee results and net income for the year ended December 31, 1996 were $65,265, $57,358 and $32,441, respectively, and basic earnings per share ("EPS") was $0.57.

  (b) Excluding the impact of the second quarter 1995 restructuring charge totaling $4,616 ($2,770 net of tax), income from operations, income before taxes and equity investee results and net income for the year ended December 31, 1995 were $52,177, $47,692 and $26,996, respectively.

  (c) Since Covance common stock began "regular way" trading on the NYSE on January 14, 1997, computation of diluted EPS for 1996 is not possible.

  (d) Operating margin and net margin exclude the impact of the fourth quarter 1996 one-time spin-off related charge. Including the impact of this charge, operating income and net margin were 7.7% and 2.6%, respectively.

  (e) Operating margin and net margin exclude the impact of the second quarter 1995 restructuring charge. Including this charge, operating income and net margin were 11.6% and 5.9%, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     Covance is a leading CRO providing a wide range of integrated product development services on a worldwide basis to the pharmaceutical, biotechnology and medical device industries. In addition, and to a lesser extent, Covance provides services such as health economics and outcomes for managed care organizations, hospitals and other health care providers and laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two segments for financial reporting purposes: early development services (preclinical and Phase I clinical); and late-stage development services (clinical and clinical support services). Covance believes it is one of the largest biopharmaceutical CROs, based on 1998 annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to reduce product development time, enabling them to introduce their products into the marketplace faster and thus, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provides clients with a variable cost alternative to fixed cost internal development capabilities.

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


Results of Operations

     Year ended December 31, 1998 Compared with Year Ended December 31, 1997. Net revenues increased 23.9% to $731.6 million for 1998 from $590.7 million for 1997. Net revenues from Covance's late-stage development segment grew 31.9%, benefiting from the continuing trend in outsourcing of clinical development activities. Net revenues from Covance's early development segment grew 10.1%.


     Cost of revenue increased 24.2% to $484.1 million for 1998 from $389.8 million for 1997 as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, increased to 66.2% for 1998 from 66.0% for 1997.


     Overall, selling, general and administrative expense, which consists primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and allocable expenses (facility charges and information technology costs), increased 27.6% to $117.8 million for 1998 from $92.3 million for 1997. As a percentage of net revenues, selling, general and administrative expense increased to 16.1% for 1998 from 15.6% for 1997. The increase in selling, general and administrative expense of 27.6% is attributable to a number of factors, including higher sales and marketing expenses and higher recruitment expenses during 1998 as compared to 1997.


     Depreciation and amortization increased 22.2% to $37.7 million or 5.2% of net revenues for 1998 from $30.9 million or 5.2% of net revenues for 1997. Depreciation and amortization from Covance's late-stage development and early development segments totaled $22.4 million and $15.3 million, respectively.


     Income from operations increased $14.2 million or 18.3% to $91.9 million for 1998 from $77.7 million for 1997. Income from operations as a percentage of net revenues decreased from 13.1% for 1997 to 12.6% for 1998, primarily as a result of the increase in cost of revenue and selling, general and administrative expense, as discussed above. Income from operations from Covance's late-stage development and early development segments for the year ended December 31, 1998 totaled $57.6 million and $34.2 million, respectively, as compared to $45.2 million and $32.4 million, respectively, for the year ended December 31, 1997.

     Other expense (net) decreased $0.8 million to $7.7 million for 1998 from $8.5 million for 1997, due to a reduction in net interest expense of $1.0 million, partially offset by an increase in net foreign exchange transaction losses of $0.2 million, in 1998 as compared to 1997.

     Covance's effective tax rate decreased to 41.7% for 1998 from 42.5% for 1997. Since Covance operates on a global basis, its effective tax rate is subject to variation from year to year as the geographic distribution of its pre-tax earnings changes.

     Net income increased $8.9 million or 22.3% to $48.6 million for 1998 from $39.8 million for 1997.

     Year ended December 31, 1997 Compared with Year Ended December 31, 1996. Net revenues increased 19.4% to $590.7 million for 1997 from $494.8 million for 1996. Excluding the impact of 1996 acquisitions and the impact on net revenues of foreign exchange differences between both years, growth in net revenues was 18.1%. Net revenues from Covance's late-stage development segment, excluding the impact of acquisitions and the impact on net revenues of foreign exchange rate differences between both years, grew 30.3%, benefiting from the continuing trend in outsourcing of clinical development activities. Net revenues from Covance's early development segment grew 6.2%.

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

     Depreciation and amortization increased 22.5% to $30.9 million or 5.2% of net revenues for 1997 from $25.2 million or 5.1% of net revenues for 1996 as the growth in these non-cash charges outpaced the increase in net revenues. Depreciation and amortization from Covance's late-stage development and early development segments totaled $16.2 million and $14.7 million, respectively.

     Inclusive of a special non-recurring charge in 1996, income from operations increased $39.8 million to $77.7 million for 1997 from $37.9 million for 1996. During the fourth quarter of 1996, Covance recorded a large one-time charge totaling $27.4 million ($19.7 million after tax) associated with its spin-off from Corning. This charge consisted of the cost to establish and fund two employee stock ownership plans ($16.7 million) and the direct expenses incurred to establish Covance as a separate publicly traded company ($10.7 million). Excluding the impact of the 1996 spin-off related charge, income from operations increased $12.4 million or 19.0% to $77.7 million for 1997 as compared to $65.3 million for 1996. Income from operations from Covance's late-stage development and early development segments for the year ended December 31, 1997 totaled $45.2 million and $32.4 million, respectively, as compared to $39.2 million and $26.1 million, respectively, for the year ended December 31, 1996, excluding the impact of the 1996 spin-off related charge.

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

     The following table presents unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 1998. In the opinion of Covance, this information has been prepared on the same basis as the Audited Covance Consolidated Financial Statements and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the Audited Covance Consolidated Financial Statements included elsewhere herein. Operating results for any quarter are not necessarily indicative of the results that may be reported in any future period.


                                                                         Quarter Ended
                               ----------------------------------------------------------------------------------------------------
                                 Dec. 31,    Sept. 30,    June 30,     Mar. 31,     Dec. 31,    Sept. 30,    June 30,     Mar. 31,
                                   1998         1998        1998         1998         1997         1997        1997         1997
                               ------------ ----------- ------------ ------------ ------------ ----------- ------------ -----------
                                                          (Dollars in thousands, except per share data)
Net revenues .................  $ 198,789    $ 182,187   $ 182,089    $ 168,509    $  158,072   $151,464    $ 145,392    $ 135,723
Operating expenses ...........    175,801      157,912     157,787      148,195       138,675    130,562      125,170      118,584
                                  -------      -------     -------      -------       -------    -------      -------      -------
Income from operations .......     22,988       24,275      24,302       20,314        19,397     20,902       20,222       17,139
Other expense, net ...........      2,241        1,803       1,882        1,808         2,217      2,127        1,648        2,489
                                  -------      -------     -------      -------       -------    -------      -------      -------
Income before taxes and ......
 equity investee results .....     20,747       22,472      22,420       18,506        17,180     18,775       18,574       14,650
Taxes on income ..............      8,522        9,329       9,388        7,860         7,216      8,058        7,940        6,153
Equity investee loss (gain) ..         --           80         164          194           215       (142)         115         (130)
                                  -------      -------     -------      -------       -------    -------      -------      -------
Net income ...................  $  12,225    $  13,063   $  12,868    $  10,452    $    9,749   $ 10,859    $  10,519    $   8,627
                                =========    =========   =========    =========    ==========   ========    =========    =========
Basic earnings per share .....  $    0.21    $    0.22   $    0.22    $    0.18    $     0.17   $   0.19    $    0.18    $    0.15
Diluted earnings per share ...  $    0.21    $    0.22   $    0.22    $    0.18    $     0.17   $   0.19    $    0.18    $    0.15


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

     In November 1996, Covance borrowed $160 million under a newly established five-year $250 million senior revolving credit facility ("the Credit Facility") to repay Corning and affiliates for all intercompany borrowings and income tax liabilities existing at that time. At December 31, 1998, there was $140.0 million of outstanding borrowings and $11.3 million in outstanding letters of credit, resulting in a remaining availability of $98.7 million under the Credit Facility. Covance has several different interest rate options available to it under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility during 1998 was computed based upon the London Interbank Offered Rate plus a margin and approximated 5.8% per annum. The Credit Facility expires in November 2001 and contains various covenants which, among other things, may restrict Covance from engaging in certain financing activities and prohibits Covance from paying cash dividends on the Covance Common Stock during a default or an event of default, as defined in the Credit Facility, or if after giving effect to the payment of such dividends Covance would not be in compliance with the financial covenants of the Credit Facility. At December 31, 1998, Covance was in compliance with the terms of the Credit Facility.

     As of December 31, 1998, Covance Biotechnology had $3.0 million in short-term debt outstanding with the North Carolina Biotechnology Center. This debt matures in December 1999 and is guaranteed by Covance. In addition, Covance Biotechnology has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of December 31, 1998. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under the Credit Facility and is guaranteed by Covance.

     In October 1997, a foreign subsidiary of Covance borrowed 13.5 million Swiss Francs from a bank. This loan bears interest at a fixed rate of 2.9% per annum and matures in October 2000. In connection with this loan, Covance provided a letter of credit in favor of the lender which may be drawn upon in event of default. These funds were used to repay certain cross-currency intercompany obligations and to fund capital expenditures.


     Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Management believes that a combination of borrowings under the Credit Facility, cash generated from operations and possible future capital market financings will provide Covance with sufficient financial flexibility and ready access to cash on both a short-term and a long-term basis to fund, as required, capital expenditures, potential future acquisitions and other longer-term growth opportunities.


     During the year ended December 31, 1998, Covance's operations provided net cash of $64.1 million, a decrease of $12.5 million from the corresponding 1997 amount. Cash flows from net earnings adjusted for non-cash activity provided $98.1 million during 1998, up $13.4 million or 15.9% from the corresponding 1997 amount of $84.7 million. The change in net operating assets used $34.0 million in cash during 1998, primarily due to an increase in accounts receivable, while this net change used $8.1 million in cash during 1997. Covance's ratio of current assets to current liabilities was 1.42 at December 31, 1998 and 1.35 at December 31, 1997.


     Investing activities for the years ended December 31, 1998 and 1997 included capital spending to expand existing operations and purchase equipment to enhance scientific technology capabilities. During 1998 and 1997, Covance spent approximately $74.9 million and $56.5 million, respectively, on capital expenditures for maintenance and upgrade of existing equipment, outfitting of new facilities and computer equipment and software for newly hired employees. Investing activities for the year ended December 31, 1998 also included acquisitions. In the fourth quarter of 1998, Covance acquired GDXI, Inc. and Berkeley Antibody Company, Inc. for cash payments totaling approximately $26 million.


     As discussed in Note 9 to the Audited Covance Consolidated Financial Statements, Covance has, and may from time to time in the future, enter into build-to-suit operating lease arrangements. These transactions may allow Covance to purchase the underlying facility and / or equipment or cancel the lease arrangement on various dates over the lease term. In the event of cancellation, Covance may be obligated under residual value guarantee provisions of the leases. Covance has one lease arrangement whereby it has a contingent residual value guarantee payment in the event that Covance terminates the lease and the sale of the underlying facility and equipment results in sales proceeds by the lessor in an amount less than the lessor's unamortized investment in the lease arrangement. Under these circumstances, Covance's maximum payment would approximate $35 million at the end of 1997 (the first year of the lease) and decreases to approximately $25 million at the end of 2006 (the tenth year of the lease), assuming Covance terminates the lease and the sales proceeds received by the lessor were zero.


Foreign Currency

     Since Covance operates on a global basis, it is exposed to various foreign currency risks. Two specific risks arise from the nature of the contracts Covance executes with its customers since from time to time contracts are denominated in a currency different than the particular Covance subsidiary's local currency. This contract currency denomination issue is generally applicable only to a portion of the contracts executed by Covance's foreign subsidiaries providing clinical services. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary's expenses are incurred. As a result, the subsidiary's net revenues and resultant earnings can be affected by fluctuations in exchange rates. While some contracts provide that currency fluctuations from the rates in effect at the time the contract is executed are the responsibility of the customer and others provide that currency fluctuations from the rates in effect at the time the contract is executed up to a specified threshold (generally plus or minus a few percentage points) are absorbed by Covance while fluctuations in excess of the threshold are the customer's responsibility, most contracts do not specifically address responsibility for currency fluctuations. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon Covance's consolidated financial results.


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


Year 2000 Issues

     Information systems are an integral part of the services and products Covance provides. Covance has formed a group, led by its Year 2000 Project Director working in conjunction with a steering committee of executives from Covance, to implement Covance's Year 2000 assessment and remediation plan (the "Plan") from an internal, supplier and customer perspective. Presently, there are approximately 51 full-time employee equivalents who are dedicated to the Year 2000 project. This Plan is being executed under the guidance of Covance's senior management, including the Chief Executive Officer and the Board of Directors. Specifically, the Plan is managed at the operational level by the General Manager and Group President of each applicable business location. In addition, each business location undergoes periodic comprehensive management reviews with other executives of Covance, including the Chief Executive Officer, the Chief Financial Officer and the General Counsel concerning the Year 2000 readiness of such location. The Board of Directors also periodically reviews with Covance's management the progress under the Plan.

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

     The inventory is intended to cover all of Covance's systems and processes that involve the use of dates irrespective of whether or not the system is deemed Year 2000 compliant, including computer related hardware, computer related software, internally developed systems, devices, equipment, scientific instrumentation, outsourced services, outsourced products and client systems that Covance interacts with. The inventory phase also involves assessing systems interrelationships to minimize the adverse effects non-compliant data or systems could have on remediated systems. Risk assessment involves determining the potential impact to Covance's operations because of Year 2000 non-compliance. Specifically, the most business critical systems are prioritized and potential material liabilities identified. Evaluation involves determining whether a system is Year 2000 compliant. The inventory, risk assessment and evaluation phases of the Plan commenced in October 1997 and were substantially completed for internal systems in May 1998.

     In conjunction with the inventory, risk assessment and evaluations phases, Covance has undertaken a company-wide and operation specific Year 2000 awareness campaign for purposes of employee awareness and involvement. Covance believes that employee awareness will serve to maximize the completeness of its Year 2000 inventory and enhance the effectiveness of the Plan generally.

     Also as part of the inventory, assessment and evaluation phases, Covance is conducting an assessment of material third-party relationships for Year 2000 compliance. These third parties include investigational sites, utility companies, telecommunications companies, business specific product suppliers, such as software, animal feed and reagent suppliers or providers, transportation companies, and payroll and benefit services companies. Important vendors, suppliers and service providers are being requested to supply Covance with certification that their systems are (or in some cases notification that they are not) Year 2000 compliant. Generally, where certification cannot be obtained, or even when certification is obtained but the risk of disruption to Covance's business is considered so potentially severe, Covance is investigating alternative sources and considering stockpiling supplies to guard against potential shortages. However, there can be no assurances that Covance's suppliers, vendors and service providers will attain Year 2000 compliance or that suitable alternative suppliers, vendors and service providers can be engaged. It is possible that delays, increased costs or supplier, vendor or service provider failures could have a material adverse impact on Covance's business, financial condition, results of operations and cash flows, by, for example, negatively effecting Covance's ability to meet its contractual or regulatory obligations or service its customers.

     While Covance is taking steps to raise awareness of the Year 2000 issue among its customers, Covance does not believe it is appropriate to require clients to certify their Year 2000 readiness and compliance. For the fiscal year ended December 31, 1998, Covance had no single customer which accounted for greater than 10% of its net revenues and only one customer which accounted for more than 5% of its net revenues. However, in the event a significant customer or group of customers were adversely effected by Year 2000 related problems, Covance could experience a reduction of business and revenue and a consequent material adverse effect on its business, financial condition, results of operations and cash flows.

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

     Costs of Year 2000 Project. Covance has, beginning in early 1998, and expects to continue through the end of the year 2000, to incur costs and make expenditures relating to the Year 2000 project. These costs and expenditures can be broadly classified into two categories: amounts that will be expensed as incurred (internal payroll relating to employees newly hired or redeployed to work on the Year 2000 project, external consultants and the net book value of non-Year 2000 compliant equipment to be replaced); and amounts that will be capitalized and depreciated over the useful lives of the associated assets (the purchase price of new hardware, software and other equipment acquired to replace existing hardware, software and other equipment that is not Year 2000 compliant).

     Covance currently estimates that the costs of internal payroll, external consultants and the net book value of equipment to be replaced (amounts that have and will be expensed as incurred) will total between $7.5 million and $9.0 million over the three year period ending December 31, 2000. Of these amounts, a total of $2.3 million has been incurred and expensed during the year ended December 31, 1998. Covance currently estimates that the cost of new hardware, software and other equipment to be acquired in replacement of existing non-Year 2000 compliant hardware, software and other equipment (amounts that will be capitalized and depreciated over the useful lives of the related assets) will total between $7.0 million and $8.5 million and will primarily be incurred over the two year period ending December 31, 1999. Of these amounts, capitalizable expenditures totaling $1.7 million have been made during the year ended December 31, 1998. The primary source of funds for all costs to be incurred and expenditures to be made is expected to be provided by Covance's operating cash flows.

     Risks of Year 2000 Problems. Worst-case scenarios resulting from Year 2000 problems deemed by Covance to be most reasonably likely include the following: loss of power and other utility services which could result in disruption to existing and future studies generally, harm to specimens and test samples used in studies and an adverse impact on the health and well being of the animals; inability to obtain timely and sufficient supplies of reagents, lab ware or animal feed, which could result in the inability to perform existing and future laboratory and central laboratory studies and an adverse impact on the health and well being of the animals; computer hardware, software and embedded technology failure which could disrupt Covance's equipment, systems and networks resulting in an inability to perform existing and future studies and/or an adverse impact on the health and well being of patients; the loss of telecommunications capabilities (both voice and data), which could result in an inability for Covance to internally communicate or to communicate with, among others, its clients and investigational sites; and the inability of Covance's third party investigational sites to become Year 2000 compliant, which could result in the loss to Covance of their services. Any one or more of these or other events could result in business slowdowns or suspensions, subject Covance to liability for breach of contract or personal injury and have a material adverse effect on Covance's business, financial condition, results of operations and cash flows.

     While deferrals of scheduled information technology projects as a result of the need to remediate Year 2000 problems are not presently expected to have a material adverse effect on Covance's business, financial condition, results of operations and cash flows, in the event the implementation of the Plan requires greater expenditures or more qualified employees than presently estimated or qualified information technology workers become more difficult or expensive to attract and retain, certain significant projects may be subject to deferral. If such deferrals occur, they may have a material adverse effect on Covance's business, financial condition, results of operations and cash flows.

     Contingency Plans. Covance has developed and is continuing to develop contingency plans for handling these critical areas in the event remediation is unsuccessful. Contingency plans include the utilization of back-up generators for power supply; identifying alternative suppliers for reagents, animal feed and other supplies as well as stockpiling significant quantities of such supplies in advance of the year 2000; porting from one long distance carrier to another and utilizing cell phones and call access cards when available; and manning interactive voice response system phones with staff and manually randomizing systems on paper to ensure the continued validity of studies. Contingency plans not yet developed will be developed on a case by case basis and are scheduled to be in place by September 1999. Contingency plans themselves; however, are subject to variables and uncertainties and therefore there can be no assurance that Covance will correctly anticipate the level, impact or duration of non-compliance of computer hardware, software, systems or suppliers, vendors or service providers (which may supply inaccurate information to Covance or otherwise be unable to provide their service or product free of defect or disruption arising from Year 2000 problems) or that its contingency plans will be sufficient to mitigate the impact of non-compliance. Thus, there can be no assurance that the Year 2000 problem, even after giving effect to the implementation of applicable contingency plans, will not materialize and such occurrence could have a material adverse impact on Covance's business, financial condition, results of operations and cash flows.

     Forward Looking Statements. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, Covance's ability to identify and correct all relevant computer codes and embedded chips, Covance's ability to attract and retain qualified information technology personnel to address and remediate Year 2000 problems, the availability or affordability of alternative sources for critical supplies and services, the effect of the Year 2000 problem on Covance's suppliers, customers and other third parties, Covance's ability to estimate costs of Year 2000 remediation and predict problems and costs that might arise with respect to Year 2000 issues, and Covance's ability to address other Year 2000 issues, and risks and uncertainties set forth in Covance's filings with the Securities and Exchange Commission including without limitation its Annual Report on Form 10-K.

New Accounting Pronouncements

     In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance for the accounting treatment of various costs typically incurred during the development or purchase of computer software for internal use. SOP 98-1 is effective for fiscal periods beginning after December 15, 1998 (calendar year 1999 for Covance). Historically, Covance's policy has been to expense internal costs associated with software developed for internal use. Upon adoption of SOP 98-1 in 1999, Covance may capitalize certain internal software development costs, which under Covance's current policy would have been expensed. Had Covance accounted for internal software development costs in 1998 in accordance with SOP 98-1, results of operations, financial position and cash flows would not have been materially different.

     In April 1998, the AcSEC issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up and organization costs; requiring such costs be expensed as incurred. SOP 98-5 is effective for fiscal periods beginning after December 15, 1998 (calendar year 1999 for Covance). Application of SOP 98-5 is not expected to have a material impact on Covance's consolidated results of operations, financial position or cash flows.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     See Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                              Page
                                                                                              ----
Report of PricewaterhouseCoopers LLP--Independent Accountants ............................     26
Consolidated Balance Sheets--December 31, 1998 and 1997 ..................................     27
Consolidated Statements of Income--Years ended December 31, 1998, 1997 and 1996 ..........     28
Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996 ......     29
Consolidated Statements of Stockholders' Equity--Years ended December 31, 1998, 1997 and
  1996 ...................................................................................     30
Notes to Consolidated Financial Statements ...............................................     31

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Covance Inc.


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of stockholders' equity appearing on pages 27 through 41 present fairly, in all material respects, the financial position of Covance Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, NJ
January 20, 1999

                         COVANCE INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997



                                                                              1998         1997
(Dollars in thousands)                                                     ----------   ----------
Assets
Current Assets:
 Cash and cash equivalents .............................................    $ 19,263     $ 28,027
 Accounts receivable, net ..............................................     139,145      104,789
 Unbilled services .....................................................      41,589       40,980
 Inventory .............................................................      26,726       18,088
 Deferred income taxes .................................................       9,671       10,474
 Prepaid expenses and other assets .....................................      38,095       28,120
                                                                            --------     --------
   Total Current Assets ................................................     274,489      230,478
Property and equipment, net ............................................     237,587      193,129
Goodwill, net ..........................................................      71,999       50,979
Other assets ...........................................................       9,340        9,428
                                                                            --------     --------
   Total Assets ........................................................    $593,415     $484,014
                                                                            ========     ========
Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable ......................................................    $ 33,381     $ 24,344
 Accrued payroll and benefits ..........................................      41,505       39,647
 Accrued expenses and other liabilities ................................      39,117       30,702
 Unearned revenue ......................................................      60,226       62,099
 Short-term debt .......................................................      13,000       10,000
 Income taxes payable ..................................................       5,772        4,198
                                                                            --------     --------
   Total Current Liabilities ...........................................     193,001      170,990
Long-term debt .........................................................     149,909      132,423
Deferred income taxes ..................................................      12,416       10,758
Other liabilities ......................................................      13,074       12,786
                                                                            --------     --------
   Total Liabilities ...................................................     368,400      326,957
                                                                            --------     --------
Commitments and Contingent Liabilities
Stockholders' Equity:
 Common stock--Par value $0.01 per share; 140,000,000 shares authorized;
  58,417,536 and 57,678,977 shares issued and outstanding at
  December 31, 1998 and 1997, respectively .............................         584          577
 Paid-in capital .......................................................      75,853       58,276
 Retained earnings .....................................................     146,372       97,764
 Accumulated other comprehensive income--
   Cumulative translation adjustment ...................................       2,206          440
                                                                            --------     --------
   Total Stockholders' Equity ..........................................     225,015      157,057
                                                                            --------     --------
   Total Liabilities and Stockholders' Equity ..........................    $593,415     $484,014
                                                                            ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                         COVANCE INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                  1998             1997              1996
(Dollars in thousands, except per share data)                -------------   ---------------   ---------------
Net revenues .............................................    $   731,574     $    590,651      $    494,828
Cost and expenses:
 Cost of revenue .........................................        484,128          389,785           324,345
 Selling, general and administrative .....................        117,844           92,329            80,014
 Depreciation and amortization ...........................         37,723           30,877            25,204
 Spin-off related charge .................................             --               --            27,404
                                                              -----------     ------------      ------------
   Total .................................................        639,695          512,991           456,967
                                                              -----------     ------------      ------------
Income from operations ...................................         91,879           77,660            37,861
                                                              -----------     ------------      ------------
Other expense, net:
 Interest expense, net ...................................          7,361            8,314             6,791
 Other expense ...........................................            373              167             1,116
                                                              -----------     ------------      ------------
   Other expense, net ....................................          7,734            8,481             7,907
                                                              -----------     ------------      ------------
Income before taxes and equity investee results ..........         84,145           69,179            29,954
Taxes on income ..........................................         35,099           29,367            17,377
Equity investee loss (gain) ..............................            438               58              (139)
                                                              -----------     ------------      ------------
Net income ...............................................    $    48,608     $     39,754      $     12,716
                                                              ===========     ============      ============
Basic earnings per share .................................          $0.84            $0.69             $0.22
Weighted average shares outstanding--basic ...............     58,050,114       57,254,042        57,063,644

Diluted earnings per share ...............................          $0.83            $0.69            N/A
Weighted average shares outstanding--diluted .............     58,774,334       57,463,587            N/A

The accompanying notes are an integral part of these consolidated financial statements.

                         COVANCE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                    1998           1997           1996
(Dollars in thousands)                                          ------------   ------------   ------------
Cash flows from operating activities:
Net income ..................................................    $   48,608     $  39,754      $  12,716
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization ..............................        37,723        30,877         25,204
 Stock issued under employee benefit and stock
  compensation plans ........................................         6,929         5,523             --
 Deferred income tax provision ..............................         4,420         7,856         (3,188)
 ESOP component of spin-off related charge ..................            --            --         16,673
 Related party charges ......................................            --            --          2,052
 Other ......................................................           429           673            237
 Changes in operating assets and liabilities, net of
   effects of acquisitions:
  Accounts receivable .......................................       (31,877)      (11,089)       (12,444)
  Unbilled services .........................................          (609)       (1,667)       (18,568)
  Inventory .................................................        (8,342)       (1,678)        (1,911)
  Accounts payable ..........................................         8,087        (2,308)         2,327
  Accrued liabilities .......................................         7,441         6,297         15,800
  Unearned revenue ..........................................        (2,247)        4,305         14,701
  Income taxes payable ......................................         1,574           748        (13,606)
  Other assets and liabilities, net .........................        (7,997)       (2,662)       (10,135)
                                                                 ----------     ---------      ---------
Net cash provided by operating activities ...................        64,139        76,629         29,858
                                                                 ----------     ---------      ---------
Cash flows from investing activities:
 Capital expenditures .......................................       (74,945)      (56,538)       (46,941)
 Acquisition of businesses, net of cash acquired ............       (25,546)           --        (33,883)
 Other, net .................................................           129           196             34
                                                                 ----------     ---------      ---------
Net cash used in investing activities .......................      (100,362)      (56,342)       (80,790)
                                                                 ----------     ---------      ---------
Cash flows from financing activities:
 Repayments of long-term debt ...............................            --       (40,000)            --
 Proceeds from short-term debt ..............................            --        10,000             --
 Proceeds from long-term debt ...............................        20,000         9,423        160,000
 Stock issued under employee stock purchase and stock
  option plans ..............................................         7,459         2,901             --
 Due to Corning Incorporated and affiliates .................            --            --        (88,361)
 Dividends paid to Corning ..................................            --            --         (3,359)
                                                                 ----------     ---------      ---------
Net cash provided by (used in) financing activities .........        27,459       (17,676)        68,280
                                                                 ----------     ---------      ---------
Net change in cash and cash equivalents .....................        (8,764)        2,611         17,348
Cash and cash equivalents, beginning of year ................        28,027        25,416          8,068
                                                                 ----------     ---------      ---------
Cash and cash equivalents, end of year ......................    $   19,263     $  28,027      $  25,416
                                                                 ==========     =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                         COVANCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                               Accumulated
                                                                                  Other        Compre-        Total
                                            Common    Paid-in     Retained    Comprehensive    hensive    Stockholders'
                                             Stock    Capital     Earnings        Income        Income       Equity
(Dollars in thousands)                     -------- ----------- ------------ --------------- ----------- --------------
Balance, December 31, 1995 ...............   --      $ 30,816     $ 48,653      $  3,048                    $ 82,517
 Comprehensive income:
 Net income ..............................   --            --       12,716            --      $ 12,716        12,716
 Currency translation adjustment .........   --            --           --           105           105           105
                                                                                              --------
  Total comprehensive income .............   --            --           --            --      $ 12,821            --
                                                                                              ========
Dividends paid to Corning ................   --            --       (3,359)           --                      (3,359)
Capital contribution .....................   --         2,052           --            --                       2,052
Adjustment to reflect par value of
 shares issued in spin-off
 (56,208,644 shares) ..................... $562          (562)          --            --                          --
ESOP contribution ........................    9        16,664           --            --                      16,673
                                           ----      --------     --------      --------                    --------
Balance, December 31, 1996 ...............  571        48,970       58,010         3,153                     110,704
 Comprehensive income:
 Net income ..............................   --            --       39,754            --      $ 39,754        39,754
 Currency translation adjustment .........   --            --           --        (2,713)       (2,713)       (2,713)
                                                                                              --------
  Total comprehensive income .............   --            --           --            --      $ 37,041            --
                                                                                              ========
Capital contribution .....................   --           888           --            --                         888
Shares issued under various
 employee benefit and stock
 compensation plans ......................    6         8,245           --            --                       8,251
Stock option exercises ...................   --           173           --            --                         173
                                           ----      --------     --------      --------                    --------
Balance, December 31, 1997 ...............  577        58,276       97,764           440                     157,057
 Comprehensive income:
 Net income ..............................   --            --       48,608            --      $ 48,608        48,608
 Currency translation adjustment .........   --            --           --         1,766         1,766         1,766
                                                                                              --------
  Total comprehensive income .............   --            --           --            --      $ 50,374            --
                                                                                              ========
Capital contribution .....................   --         3,196           --            --                       3,196
Shares issued under various
 employee benefit and stock
 compensation plans ......................    5        10,511           --            --                      10,516
Stock option exercises ...................    2         3,870           --            --                       3,872
                                           ----      --------     --------      --------                    --------
Balance, December 31, 1998 ............... $584      $ 75,853     $146,372      $  2,206                    $225,015
                                           ====      ========     ========      ========                    ========

The accompanying notes are an integral part of these consolidated financial statements.

                         COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
               (Dollars in thousands, unless otherwise indicated)

1. Organization

     Covance Inc. and its subsidiaries ("Covance") is a leading contract research organization providing a wide range of integrated product development services on a worldwide basis to the pharmaceutical, biotechnology and medical device industries. In addition and to a lesser extent, Covance provides services such as health economics and outcomes for managed care organizations, hospitals and other health care providers and laboratory testing to the chemical, agrochemical and food industries. Covance's operations constitute two segments for financial reporting purposes. The first segment, early development services, is comprised of preclinical and Phase I clinical service offerings. The second segment, late-stage development services, is comprised of clinical and clinical support services. At the present time, operations are principally focused in the United States and Europe.


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


  Foreign Currencies

     For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders' equity in the Consolidated Balance Sheets and are included in the determination of comprehensive income in the Consolidated Statements of Stockholders' Equity. Transaction gains and losses are included in the determination of net income in the Consolidated Statements of Income. Transaction losses totaled $0.4 million, $0.2 million and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.


  Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at date of purchase and consist principally of amounts temporarily invested in money market funds.


  Financial Instruments

     The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long and short-term debt are not materially different than their carrying amounts as reported at December 31, 1998 and 1997.

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

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997 and 1996
               (Dollars in thousands, unless otherwise indicated)

  Inventory

     Inventories, which consist principally of supplies and animals, are valued at the lower of cost (first-in, first-out method) or market.


  Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method at rates adequate to allocate the cost of the applicable assets over their estimated useful lives, which range in term from three to thirty years.


  Goodwill

     Goodwill (investment costs in excess of the fair value of net tangible assets acquired) is capitalized and amortized on a straight-line basis over the period expected to be benefited, which generally ranges from twenty to forty years.


  Impairment of Long-Lived Assets

     Assessments of the recoverability of long-lived assets are conducted when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the asset from the expected future undiscounted cash flows of related operations.


  Revenue Recognition

     Historically, a majority of Covance's net revenues have been earned under contracts which generally range in duration from a few months to two years. Revenue from these contracts is generally recognized under either the percentage of completion method of accounting or as services are rendered or products are delivered. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Most service contracts may be terminated for a variety of reasons by Covance's customers either immediately or upon notice. The contracts often require payments to Covance to recover costs incurred, including costs to wind down the study, and payment of fees earned to date, and in some cases to provide Covance with a portion of the fees or profits that would have been earned under the contract had the contract not been terminated early.

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

     Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in revenue or expense since such fees are granted by customers on a "pass-through basis" without risk or reward to Covance. Amounts receivable from customers in connection with billed and unbilled investigator fees and out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $27.3 million and $20.1 million at December 31, 1998 and 1997, respectively.


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

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997 and 1996
               (Dollars in thousands, unless otherwise indicated)

  Taxes on Income

     Covance uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in enacted tax rates is recognized in income in the period when the change is effective. See
Note 5.


  Comprehensive Income

     During 1998, Covance adopted Financial Accounting Standards Board ("FASB") Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements and requires the reporting of comprehensive income in addition to net income from operations. Covance has elected to present comprehensive income in its Consolidated Statements of Stockholders' Equity. Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented. The adoption of SFAS 130 did not affect results of operations or financial position.


  Segment Reporting

     During 1998, Covance also adopted FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131, which supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public business enterprises report information about operating segments in financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. See Note 10 for segment disclosure.


  Supplemental Cash Flow Information

     Cash paid for interest for the years ended December 31, 1998, 1997 and 1996 totaled $9.1 million, $9.1 million and $6.5 million, respectively. Cash paid for income taxes for the years ended December 31, 1998, 1997 and 1996 totaled $25.5 million, $27.9 million and $25.5 million, respectively.


  Earnings Per Share

     Earnings per share is computed in accordance with FASB Statement No. 128, Earnings Per Share. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

     In computing diluted earnings per share for the years ended December 31, 1998 and 1997, the denominator was increased by 724,220 shares and 209,545 shares, respectively; representing the dilution of stock options outstanding at December 31, 1998 and 1997 with exercise prices less than the average market price of Covance's Common Stock during each respective period. Excluded from the computation of diluted earnings per share at December 31, 1998 were options to purchase 185,650 shares of common stock at prices ranging from $24.56 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance's Common Stock during 1998. Excluded from the computation of diluted earnings per share at December 31, 1997 were options to purchase 1,474,585 shares of common stock at prices ranging from $19.00 to $20.56 per share because the exercise prices of such options were greater than the average market price of Covance's Common Stock during 1997. Since Covance's Common Stock began "regular way" trading on the NYSE in January 1997, computation of diluted earnings per share for 1996 is not possible. Basic earnings per share has been presented for 1996 based upon the number of Covance shares issued and outstanding as a result of the Spin-Off Distribution (see
Note 8).

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997 and 1996
               (Dollars in thousands, unless otherwise indicated)

3. Property and Equipment

     Property and equipment at December 31, 1998 and 1997 consist of the following:



                                                               1998            1997
                                                          -------------   -------------
   Property and equipment at cost:
    Land ..............................................    $    6,859      $    6,859
    Buildings and improvements ........................       137,682         126,594
    Equipment .........................................       212,681         156,872
    Furniture, fixtures & leasehold improvements ......        62,888          50,994
    Construction-in-progress ..........................        14,952          14,492
                                                           ----------      ----------
                                                              435,062         355,811
   Less: Accumulated depreciation and amortization.....      (197,475)       (162,682)
                                                           ----------      ----------
   Property and equipment, net ........................    $  237,587      $  193,129
                                                           ==========      ==========

     Depreciation and amortization expense aggregated $35.2 million, $28.0 million and $23.2 million for 1998, 1997 and 1996, respectively.


4. Acquisitions and Goodwill

     In November 1998, Covance acquired the stock of GDXI, Inc. (now known as Covance Central Diagnostics Inc.) and the assets and liabilities of Berkeley Antibody Company, Inc. (now known as Covance Antibody Services Inc.) for cash payments totaling approximately $26 million in separate transactions accounted for as purchase business combinations. The goodwill resulting from these transactions aggregated $23.4 million.


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


     Goodwill associated with these and prior acquisitions aggregated $72.0 million and $51.0 million, net of accumulated amortization of $10.0 million and $7.5 million at December 31, 1998 and 1997, respectively. Amortization expense aggregated $2.5 million, $2.3 million and $1.7 million for 1998, 1997 and 1996, respectively.

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997 and 1996
               (Dollars in thousands, unless otherwise indicated)

5. Taxes on Income

     The components of income before taxes and the related provision (benefit) for taxes on income for 1998, 1997 and 1996 are as follows:

                                                         1998         1997         1996
                                                      ----------   ----------   ----------
   Income before taxes and equity investee results:
    Domestic ......................................    $63,401      $48,927      $ 23,259
    International .................................     20,744       20,252         6,695
                                                       -------      -------      --------
     Total ........................................    $84,145      $69,179      $ 29,954
                                                       =======      =======      ========
   Federal income taxes:
    Current provision .............................    $23,179      $14,968      $ 17,108
    Deferred (benefit) provision ..................       (324)       2,700        (6,311)
   International income taxes:
    Current provision .............................      3,648        3,987         1,248
    Deferred provision ............................      2,472        2,387         1,635
   State and other income taxes:
    Current provision .............................      6,714        5,840         4,174
    Deferred benefit ..............................       (590)        (515)         (477)
                                                       -------      -------      --------
     Net income tax provision .....................    $35,099      $29,367      $ 17,377
                                                       =======      =======      ========

     The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 1998, 1997 and 1996 are as follows:


                                                                 1998         1997         1996
                                                              ----------   ----------   ----------
   Taxes at statutory rate ................................       35.0%        35.0%        35.0%
   State and local taxes, net of Federal benefit ..........        4.7          5.1          8.0
   Non-deductible spin-off related charge .................         --           --          7.1
   Goodwill amortization ..................................        1.0          1.1          2.1
   Impact of international operations .....................       (1.3)        (1.0)         1.8
   Other, net .............................................        2.3          2.3          4.0
                                                                  ----         ----         ----
     Total ................................................       41.7%        42.5%        58.0%
                                                                  ====         ====         ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:



                                                             1998            1997
                                                        -------------   -------------
   Current deferred tax assets:
    Liabilities not currently deductible ............     $   5,926       $   8,007
    Net operating losses ............................         5,084           3,793
    Other ...........................................           727             592
                                                          ---------       ---------
    Gross current deferred tax assets ...............        11,737          12,392
    Less: Valuation allowance .......................        (2,066)         (1,918)
                                                          ---------       ---------
    Net current deferred tax assets .................     $   9,671       $  10,474
                                                          =========       =========
   Noncurrent deferred tax assets:
    Liabilities not currently deductible ............     $   6,436       $   5,842
    Less: Valuation allowance .......................        (1,579)         (1,212)
                                                          ---------       ---------
    Net noncurrent deferred tax assets ..............         4,857           4,630
   Noncurrent deferred tax liabilities:
    Property and equipment ..........................       (17,273)        (15,388)
                                                          ---------       ---------
    Net noncurrent deferred tax liabilities .........     $ (12,416)      $ (10,758)
                                                          =========       =========

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997 and 1996
               (Dollars in thousands, unless otherwise indicated)

     Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Taxes have not been provided on $48.8 million of accumulated foreign unremitted earnings because those earnings are expected to remain invested indefinitely. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance.


     Prior to December 31, 1996, Covance was an indirect wholly-owned business of Corning Incorporated ("Corning"). During that time, Covance and its subsidiaries had operated under a tax sharing agreement with Corning, pursuant to which they computed their provision for income taxes on a separate return basis and paid to Corning the separate Federal income tax return liability so computed. Covance's operations through December 31, 1996 were included in the Federal income tax return filed by Corning.


     On December 31, 1996, Corning distributed to its stockholders, on a pro rata tax-free basis, all of its ownership interest in Covance (the "Spin-Off Distribution") and as a result, Covance began to file its own separate Federal income tax return beginning in 1997. In connection with the Spin-Off Distribution, Covance entered into a tax indemnification agreement with Corning and a former affiliate of Corning that prohibited Covance for a period of two years after the date of the Spin-Off Distribution from taking certain actions that might jeopardize the favorable tax treatment of the Spin-Off Distribution under Section 355 of the Internal Revenue Code of 1986, as amended, and provided Corning and the former affiliate of Corning with certain rights of indemnification against Covance. The tax indemnification agreement also required Covance to take such actions as Corning and the former affiliate of Corning may request to preserve the favorable tax treatment provided for in any rulings obtained from the Internal Revenue Service in respect of the Spin-Off Distribution.


     Covance also entered into a tax sharing agreement with Corning and a former affiliate of Corning which allocated responsibility for federal, state and local taxes relating to taxable periods before the Spin-Off Distribution and provided for computing and apportioning tax liabilities and tax benefits for such periods.


6. Short and Long-Term Debt

     Covance has a $250 million senior revolving credit facility (the "Credit Facility") with a syndicate of banks, as to which there was $140.0 million of outstanding borrowings and $11.3 million in outstanding letters of credit at December 31, 1998. Under the Credit Facility, borrowings can be made in a number of different currencies until November 2001 at which time all outstanding loans must be paid in full. In addition, Covance has several different interest rate options under the Credit Facility. Interest on all outstanding borrowings during 1998 was computed based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin and approximated 5.8% per annum. Covance has the option to prepay the loans outstanding under the Credit Facility in whole or in part at any time, subject to payment of breakage costs, in certain circumstances. The Credit Facility contains certain covenants and requires the maintenance of key ratios, as defined in the Credit Facility.


     As of December 31, 1998, Covance Biotechnology had $3.0 million in short-term debt outstanding with the North Carolina Biotechnology Center. This debt matures in December 1999 and is guaranteed by Covance. In addition, Covance Biotechnology has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of December 31, 1998. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under the Credit Facility and is guaranteed by Covance.


     In October 1997, a foreign subsidiary of Covance borrowed 13.5 million Swiss Francs from a bank. This loan bears interest at a fixed rate of 2.9% per annum and matures in October 2000. These funds were used to repay certain cross-currency intercompany obligations and to fund capital expenditures.


7. Employee Benefit Plans

     Covance has several defined contribution plans covering substantially all of its full-time employees. Contributions to these plans aggregated $9.4 million, $8.1 million and $6.6 million for 1998, 1997 and 1996, respectively.

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997 and 1996
               (Dollars in thousands, unless otherwise indicated)

8. Stockholders' Equity

  Spin-off--Common Stock

     Under the terms of the Spin-Off Distribution, shareholders of record of Corning common stock on December 31, 1996 received one share of Covance common stock for each four shares of Corning common stock held, resulting in Covance issuing approximately 56.2 million shares of its common stock.


  Preferred Stock

     Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 1998 no Covance Series Preferred Stock has been issued or is outstanding.


  Dividends--Common Stock

     Covance's Board of Directors may declare dividends on the shares of Covance Common Stock out of legally available funds (subject to any preferential rights of any outstanding Covance Series Preferred Stock). However, Covance has no present intention to declare dividends for the foreseeable future, but instead intends to retain earnings to provide funds for the operation and expansion of its business. In addition, the Credit Facility prohibits Covance from paying cash dividends on the Covance Common Stock during a default or event of default, as defined in the Credit Facility, or when after giving effect to the payment of such dividends Covance would not be in compliance with the financial covenants of the Credit Facility. While owned by Corning, Covance paid to Corning dividends of $3.4 million during 1996.


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

     Covance also established in December 1996 an employee stock purchase plan (the "ESPP") pursuant to which Covance may make available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP, which is administered by the Covance Compensation and Organization Committee, is intended to give Covance employees the opportunity to purchase shares of Covance Common Stock through payroll deductions. A maximum of 1.0 million shares may be purchased by Covance employees under the ESPP. During 1998 and 1997, a total of 204,573 shares and 190,928 shares of common stock, respectively, were issued under the ESPP.

     From 1990 through 1996, certain employees of Covance were granted incentive stock awards or options, or a combination thereof, to purchase shares of Corning common stock, under existing Corning stock award and option plans. In connection with the Spin-Off Distribution, options outstanding under the Corning stock option plans held by Covance employees and incentive share awards made to Covance employees were replaced by substitute awards under a newly established conversion equity plan (the "CEP"). The CEP has essentially all of the same characteristics as the EEPP. The replacement stock awards have the same terms and conditions as the Corning stock awards they replaced. The replacement stock options have the same vesting provisions,

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997 and 1996
               (Dollars in thousands, unless otherwise indicated)

option periods and other terms and conditions and retain the same ratio of exercise price per share to market value per share and the same aggregate difference between market value and exercise price as the Corning stock options they replaced.

     During 1998 and 1997, Covance recorded compensation expense of $1.7 million and $1.1 million, respectively, in connection with stock issued to certain members of Covance's executive management under the Covance Incentive Stock Plan. During 1996, certain members of Covance management participated in various stock compensation programs sponsored by Corning resulting in Covance recognizing compensation expense of $1.5 million.

     Covance has adopted the disclosure-only provisions of FASB Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, and accordingly, applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Had Covance elected to recognize compensation expense in accordance with the provisions of SFAS 123 for the stock option awards and for the stock purchased by Covance employees under the ESPP or Corning employee stock purchase program, as applicable, its net income in 1998, 1997 and 1996 would have been $39.5 million, $35.9 million and $10.8 million, respectively, its basic and diluted earnings per share would have been $0.68 and $0.67, respectively, in 1998; its basic and diluted earnings per share would both have been $0.63 in 1997; and its basic earnings per share would have been $0.19 in 1996. The fair value of the Covance stock options used to compute the net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: expected volatility of 49.0%, 33.3% and 24.5%; risk free interest rate of 5.47%, 6.50% and 6.34%; and an expected holding period of seven years, seven years and five years.

     The following table sets forth Covance's stock option activity during 1998 and 1997, and during 1996 on a pro forma basis, the stock option activity for the Covance stock options issued in replacement of the Corning stock options under the CEP (grant dates are original Corning option grant dates):



                                                           Number          Weighted
                                                          of Shares        Average
                                                       (in thousands)       Price
                                                      ----------------   -----------
   Options outstanding, December 31, 1995 .........           802.3        $ 15.58
    Granted .......................................           268.6        $ 17.61
    Exercised .....................................            (8.4)       $ 13.43
                                                           --------
   Options outstanding, December 31, 1996 .........         1,062.5        $ 16.11
    Granted .......................................         1,763.1        $ 19.49
    Exercised .....................................           (11.8)       $ 14.62
    Forfeited .....................................           (66.6)       $ 18.63
                                                           --------
   Options outstanding, December 31, 1997 .........         2,747.2        $ 18.01
    Granted .......................................         1,867.3        $ 21.33
    Exercised .....................................          (241.9)       $ 16.70
    Forfeited .....................................          (397.1)       $ 19.62
                                                           --------
   Options outstanding, December 31, 1998 .........         3,975.5        $ 19.42
                                                           ========

     The weighted average fair value of the stock options granted during 1998, calculated using the Black-Scholes option-pricing model with the assumptions as set forth above, is $12.42 per share.

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997 and 1996
               (Dollars in thousands, unless otherwise indicated)

  The following table sets forth the status of all options outstanding at December 31, 1998:


                                  Stock Options Outstanding                  Stock Options Exercisable
                      --------------------------------------------------   ------------------------------
                                              Weighted
       Option              Number              Average         Weighted         Number          Weighted
       Price              of Shares           Remaining         Average        of Shares        Average
       Range           (in thousands)     Contractual Life       Price      (in thousands)       Price
-------------------   ----------------   ------------------   ----------   ----------------   -----------
$11.66--$16.49               729.7           6.1 years         $ 15.09            458.5         $ 14.63
$17.25--$24.56             3,097.8           8.5 years         $ 20.10            850.4         $ 19.16
$25.81--$29.13               148.0           9.8 years         $ 26.69               --              --

     In connection with the Spin-Off Distribution, Covance recorded a one-time charge totaling $27.4 million ($19.7 million net of tax), consisting of the cost of establishing and funding two employee stock ownership plans (collectively, the "ESOP") and the direct costs (accounting, legal and other professional fees) incurred to effect the Spin-Off Distribution and to establish Covance as a separate publicly traded entity. As a result of the ESOP contribution, Covance recorded a one-time charge of $16.7 million, representing the fair market value of the shares (approximately 855,000) issued into the ESOP. The shares contributed were allocated among the plan participants based upon a percentage of each employee's annual compensation.


9. Commitments and Contingent Liabilities

     Minimum annual rental commitments under noncancellable operating leases, primarily office and laboratory facilities in effect at December 31, 1998 are as follows:



Year ended December 31,
---------------------------
  1999 ....................    $29,677
  2000 ....................    $26,301
  2001 ....................    $22,787
  2002 ....................    $13,900
  2003 ....................    $12,074
  2004 and beyond .........    $60,011

     Operating lease rental expense aggregated $27.0 million, $26.0 million and $16.1 million for 1998, 1997 and 1996, respectively.

     Covance has, and may from time to time in the future, enter into build-to-suit operating lease arrangements. These transactions may allow Covance to purchase the underlying facility and / or equipment or cancel the lease arrangement on various dates over the lease term. In the event of cancellation, Covance may be obligated under residual value guarantee provisions of the leases. Covance has one lease arrangement whereby it has a contingent residual value guarantee payment in the event that Covance terminates the lease and the sale of the underlying facility and equipment results in sales proceeds by the lessor in an amount less than the lessor's unamortized investment in the lease arrangement. Under these circumstances, Covance's maximum payment would approximate $35 million at the end of 1997 (the first year of the lease) and decreases to approximately $25 million at the end of 2006 (the tenth year of the lease), assuming Covance terminates the lease and the sales proceeds received by the lessor were zero.

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997 and 1996
               (Dollars in thousands, unless otherwise indicated)

10. Segment Information

     Covance has two reportable segments: early development and late-stage development. The early development segment includes Covance's preclinical and Phase I clinical service capabilities. The late-stage development segment includes Covance's clinical and clinical support service capabilities. Early development services involve evaluating the safety, early efficacy and pharmacokinetic profile of a new compound. It is at this stage that a pharmaceutical company, based on available data, will generally make a "go or no-go" decision about the future development of a drug. Late-stage development services are geared toward demonstrating the clinical effectiveness of a compound, obtaining regulatory approval and maximizing the drug's commercial potential.

     Covance evaluates performance and allocates resources based on operating earnings. The accounting policies of the reportable segments are the same as those described in Note 2.


                                                   Early           Late-Stage
                                                Development        Development           Total
                                             ----------------   ----------------   ----------------
   Net revenues from external customers:
    1998                                        $ 239,483          $ 492,091          $ 731,574
    1997                                        $ 217,558          $ 373,093          $ 590,651
    1996                                        $ 202,662          $ 292,166          $ 494,828

   Depreciation and amortization:
    1998                                        $  15,362          $  22,361          $  37,723
    1997                                        $  14,644          $  16,233          $  30,877
    1996                                        $  13,402          $  11,802          $  25,204

   Operating income:
    1998                                        $  34,245          $  57,634          $  91,879
    1997                                        $  32,487          $  45,173          $  77,660
    1996                                        $  26,058(a)       $  39,207(a)       $  65,265(a)

   Segment assets:
    1998                                        $ 219,326          $ 374,089          $ 593,415
    1997                                        $ 199,432          $ 284,582          $ 484,014
    1996                                        $ 210,485          $ 240,562          $ 451,047

   Capital expenditures:
    1998                                        $  23,392          $  51,553          $  74,945
    1997                                        $  16,375          $  40,163          $  56,538
    1996                                        $  15,000          $  31,941          $  46,941

---------
  (a) Exclusive of a one-time spin-off related charge totaling $27.4 million.

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997 and 1996
               (Dollars in thousands, unless otherwise indicated)

11. Geographic Information

                                                United        United
                                                States       Kingdom        Other         Total
                                             -----------   -----------   -----------   -----------
   Net revenues from external customers(1)
     1998 ................................    $500,463      $118,820      $112,291      $731,574
     1997 ................................    $402,642      $102,704      $ 85,305      $590,651
     1996 ................................    $352,109      $ 85,057      $ 57,662      $494,828
   Long-lived assets(2)
     1998 ................................    $132,671      $ 75,009      $ 29,907      $237,587
     1997 ................................    $101,170      $ 70,059      $ 21,900      $193,129
     1996 ................................    $ 90,332      $ 59,071      $ 18,406      $167,809

---------
  (1) Net revenues are attributable to geographic locations based on the physical location where the services are performed.
  (2) Long-lived assets represents the net book value of property, plant and equipment.


12. Quarterly Financial Information (Unaudited)

     The following is a summary of unaudited quarterly financial information for 1998 and 1997:

                                                        First           Second          Third           Fourth
Year Ended December 31, 1998                           Quarter         Quarter         Quarter         Quarter
-------------------------------------------------   -------------   -------------   -------------   -------------
   Net revenues .................................     $ 168,509       $ 182,089       $ 182,187       $ 198,789
   Income from operations .......................     $  20,314       $  24,302       $  24,275       $  22,988
   Net income ...................................     $  10,452       $  12,868       $  13,063       $  12,225
   Basic and diluted earnings per share .........     $    0.18       $    0.22       $    0.22       $    0.21


                                                        First           Second          Third           Fourth
Year Ended December 31, 1997                           Quarter         Quarter         Quarter         Quarter
-------------------------------------------------   -------------   -------------   -------------   -------------
   Net revenues .................................     $ 135,723       $ 145,392       $ 151,464       $ 158,072
   Income from operations .......................     $  17,139       $  20,222       $  20,902       $  19,397
   Net income ...................................     $   8,627       $  10,519       $  10,859       $   9,749
   Basic and diluted earnings per share .........     $    0.15       $    0.18       $    0.19       $    0.17

                                   PART III


Item 10. Directors and Executive Officers of the Registrant

  (a) Identification of Directors.

     Incorporated by reference to the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 27, 1999, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

  (b) Identification of Officers.

     Christopher A. Kuebler, 45, has been Covance's President and Chief Executive Officer since November 1994. From March 1993 through November 1994, he was the Corporate Vice President, European Operations for Abbott Laboratories Inc. ("ALI"), a diversified health care company. From January 1991 until March 1993, Mr. Kuebler was the Vice President, Sales and Marketing for ALI's Pharmaceutical Division. Mr. Kuebler has been a member of the Covance Board since November 1994, and was elected Chairman in November 1996. Mr. Kuebler also serves in various executive officer and director capacities of Covance's subsidiaries.

     Richard J. Andrews, 51, has been a Corporate Senior Vice President of Covance since July 1996. In addition, Mr. Andrews has served as President of the Client Relations Group--Europe, since September 1998 and the Group President of Central Laboratory Services ("Central Labs"), since June 1994 and served as the President of Central Lab's Swiss operations ("CLS") since January 1993. Central Labs and CLS provide the Company's central laboratory services. Prior to January 1993, Mr. Andrews served in various executive capacities in Europe, including Worldwide Business Director, for Dupont International S.A., a multinational chemical and pharmaceutical company. Mr. Andrews also serves as a director of several of Covance's subsidiaries.

     Michael Giannetto, 36, has been the Company's Controller since July 1996 and a Corporate Vice President since February 1998. From November 1996 to February 1998, Mr. Giannetto was a Vice President of Covance. From March 1995 to July 1996, Mr. Giannetto was the Business Controller for Covance. From December 1992 to March 1995, Mr. Giannetto was the Manager of Financial Reporting and Technical Accounting for Corning Life Sciences Inc. ("CLSI"), an affiliate of the Company prior to the Distribution Date. Prior to December 1992, Mr. Giannetto was a Senior Audit Manager for Deloitte & Touche.

     Charles C. Harwood, Jr., 45, has been the Company's Corporate Senior Vice President and Chief Financial Officer since July 1996. From November 1994 to July 1996, Mr. Harwood was the Company's Vice President and Chief Financial Officer. From May 1993 to November 1994, Mr. Harwood was Executive Director, Finance of Covance. From January 1993 to May 1993, Mr. Harwood was Chief Financial Officer and Vice President of Finance with Integrated Telecom Technologies, Inc. Prior to January 1993, Mr. Harwood worked for seven years in the field of commercial real estate development and six years with the Hewlett-Packard Company in its Medical Products Division. Mr. Harwood also serves as a director of several of Covance's subsidiaries.

     Jeffrey S. Hurwitz, 38, has been the Company's Corporate Senior Vice President, General Counsel and Secretary since July 1996. From November 1994 to July 1996, Mr. Hurwitz was Covance's Vice President, General Counsel and Secretary. From October 1993 to November 1994, Mr. Hurwitz was Covance's General Counsel and Secretary. From May 1992 to October 1993, Mr. Hurwitz was an Assistant Counsel and Assistant Secretary for CLSI. From August 1991 to May 1992, Mr. Hurwitz was an Assistant Counsel for Corning, an affiliate of the Company prior to the Distribution Date. From February 1991 to June 1991, Mr. Hurwitz was an Associate with the law firm of Luskin & Stern. Prior to February 1991, Mr. Hurwitz was an Associate with the law firm of Shearman & Sterling. Mr. Hurwitz also serves as a director of several of Covance's subsidiaries.

     Kim D. Lamon, M.D., Ph.D., 46, has been a Corporate Senior Vice President of Covance since July 1996. In addition, Dr. Lamon has been the Group President, Clinical Development Services since May 1996. From April 1994 until May 1996, he was the Executive Vice President, Chief Medical Officer for Quest Diagnostics Incorporated, an affiliate of the Company prior to the Distribution Date, and Senior Vice President, Science and Technology for CLSI. From July 1992 until April 1994, Dr. Lamon was Senior Vice President, Clinical Research and Development and Executive Medical Director for Rhone-Poulenc Rorer ("RPR"), a pharmaceutical company. Prior to July 1992, Dr. Lamon was Senior Vice President, Clinical Research and Regulatory Affairs at RPR. Dr. Lamon received his M.D. and Ph.D. in Pharmacology from Thomas Jefferson University. Since 1989, Dr. Lamon has been an Adjunct Assistant Professor of Pharmacology at Thomas Jefferson University. Dr. Lamon also serves as a director of several of Covance's subsidiaries.

     Paul H. Sartori, Ph.D., 52, has been a Corporate Senior Vice President--Human Resources of Covance since January 1999. From January 1997 through December 1998, Dr. Sartori was Executive Vice President of External Affairs and Human Resources for Novartis Corporation, a global life sciences company. From January 1995 through December 1996, Dr. Sartori was Senior Vice President--Human Resources & Communications for the pharmaceuticals division of Ciba-Giegy Corporation and from December 1988 to December 1994 he was Senior Vice President--Human Resources of that division.

     James D. Utterback, 43, has been a Corporate Senior Vice President of Covance since July 1996 and President of the Client Relations Group--North America and Asia of Covance since September 1998. From August 1996 to September 1998, Mr. Utterback was Group President, Global Ventures for Covance. From August 1995 to August 1998, Mr. Utterback was also responsible for Covance's global packaging operations and from May 1994 until August 1995, Mr. Utterback was the Senior Vice President, Human Resources and Quality for CLSI. Prior to May 1994, Mr. Utterback served in various executive capacities, including Chief Executive Officer in South Africa, for RPR. Mr. Utterback has worked in the pharmaceutical industry since 1985, living in Europe, Africa and the United States. Mr. Utterback also serves as a director of several of Covance's subsidiaries.

     Michael G. Wokasch, 47, has been a Corporate Senior Vice President of Covance since July 1996. In addition, Mr. Wokasch has been the Group President, Early Development Services since July 1995. Early Development Services provide the Company's preclinical services and Phase I clinical services. From January 1992 until July 1995, Mr. Wokasch served as Divisional Vice President of Sales of ALI. From October 1991 to January 1992, Mr. Wokasch served as Director for New Product/Marketing/ Development & Scientific Relations at ALI. Prior to October 1991, Mr. Wokasch was a Director, New Product Development at ALI. Mr. Wokasch also serves as a director of several of Covance's subsidiaries.


Item 11. Executive Compensation

     Incorporated by reference to the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting of Shareholders to be held on April 27, 1999, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


Item 12. Security Ownership by Certain Beneficial Owners and Management of
Covance

     Incorporated by reference to the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting of Shareholders to be held on April 27, 1999, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


Item 13. Certain Relationships and Related Transactions

     Incorporated by reference to the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting of Shareholders to be held on April 27, 1999, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) Documents filed as part of this report.


  1. Financial Statements. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 25.


  2. Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


  3. Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (c) below and in the accompanying Exhibit Index.


(b) Reports on Form 8-K.
     None.


(c) Item 601 Exhibits.


 2.1     Transaction Agreement among Corning Incorporated, Corning Life Sciences Inc., Corning Clinical Laboratories
         Inc. (Delaware), Covance Inc. and Corning Clinical Laboratories Inc. (Michigan), dated November 22, 1996.
         Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
         1996.
 3.1     Certificate of Incorporation. Incorporated by reference to Registrant's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
 3.2     By-Laws. Incorporated by reference to Registrant's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
 4.1     Form of Common Stock Certificate. Incorporated by reference to Registrant's filing on Amendment No. 3 on
         Form 10, filed with the SEC on November 25, 1996.
 4.2     Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996.
         Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
         1997.
10.1     Tax Sharing Agreement among Corning Incorporated, Corning Clinical Laboratories Inc. and Covance Inc.,
         dated December 31, 1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2     Spin-Off Tax Indemnification Agreement between Corning Incorporated and Covance Inc., dated December 31,
         1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996.
10.3     Spin-Off Tax Indemnification Agreement between Covance Inc. and Corning Clinical Laboratories Inc.,
         December 31, 1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4     Spin-Off Tax Indemnification Agreement between Corning Clinical Laboratories Inc. and Covance Inc., dated
         December 31, 1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.5     Credit Agreement among Covance Inc., NationsBank, N.A., Wachovia Bank of Georgia, N.A. and Lenders
         named therein, dated November 26,1996. Incorporated by reference to Registrant's Annual Report on Form
         10-K for the fiscal year ended December 31, 1996.
10.6     Employee Stock Ownership Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.7      Stock Purchase Savings Plan, as amended. Incorporated by reference to Registrant's Annual Report on Form
          10-K for the fiscal year ended December 31, 1996.
10.8      Employee Stock Purchase Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.9      Employee Equity Participation Plan. Incorporated by reference to Registrant's filing on Amendment No. 3 on
          Form 10, filed with the SEC on November 25, 1996.
10.10     Amended and Restated Supplemental Executive Retirement Plan. Filed herewith.
10.11     Restricted Share Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.12     Non-Employee Directors' Amended and Restated Restricted Stock Plan. Filed herewith.
10.13     Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.14     Employment Agreement between Christopher Kuebler and Covance Inc. Incorporated by reference to
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.15     Corporate Senior Vice President Employment Letters and Schedule. Incorporated by reference to Registrant's
          Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.16     Variable Compensation Plan. Filed herewith.
10.17     Conversion Equity Plan. Incorporated by reference to Registrant's filing on a Registration Statement on Form
          S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.18     Non-Employee Directors' Stock Option Plan. Filed herewith.
10.19     Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Filed herewith.
10.20     Amendment No. 1 to Employment Agreement between Christopher Kuebler and Covance Inc. Filed herewith.
10.21     Amendment No. 1 to Corporate Senior Vice President Employment Letters. Filed herewith.
21        Subsidiaries. Incorporated by reference to Registrant's filing on Amendment No. 2 on Form 10, filed with the
          SEC on November 19, 1996.
23        Consent of PricewaterhouseCoopers LLP. Filed herewith.
27        Financial Data Schedule. (Edgar filing only).

(d) Financial Statement Schedules.
     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         COVANCE INC.
Dated: March 4, 1999     By: /s/ Christopher A. Kuebler
                         Christopher A. Kuebler
                         Chairman of the Board, President
                         and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                            Title                            Date
---------                                            -----                            ----


/s/ Christopher A. Kuebler           Chairman of the Board                       March 4, 1999
--------------------------           President and Chief Executive Officer
Christopher A. Kuebler               (Principal Executive Officer)

/s/ Charles C. Harwood, Jr.          Corporate Senior Vice President             March 4, 1999
--------------------------           and Chief Financial Officer
Charles C. Harwood, Jr.              (Principal Financial Officer)

/s/ Michael Giannetto                Corporate Vice President and Controller     March 4, 1999
--------------------------           (Principal Accounting Officer)
Michael Giannetto

/s/ Robert M. Baylis                 Director                                    March 4, 1999
--------------------------
Robert M. Baylis

/s/ Van C. Campbell                  Director                                    March 4, 1999
--------------------------
Van C. Campbell

/s/ Irwin Lerner                     Director                                    March 4, 1999
--------------------------
Irwin Lerner

/s/ J. Randall MacDonald             Director                                    March 4, 1999
--------------------------
J. Randall MacDonald

/s/ Nigel W. Morris                  Director                                    March 4, 1999
--------------------------
Nigel W. Morris

/s/ Kathleen G. Murray               Director                                    March 4, 1999
--------------------------
Kathleen G. Murray

/s/ William C. Ughetta               Director                                    March 4, 1999
--------------------------
William C. Ughetta

                                 EXHIBIT INDEX





Exhibit
Number      Description
-----       ----
 2.1        Transaction Agreement among Corning Incorporated, Corning Life Sciences Inc., Corning Clinical Laboratories
            Inc. (Delaware), Covance Inc. and Corning Clinical Laboratories Inc. (Michigan), dated November 22, 1996.
            Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
            1996.
 3.1        Certificate of Incorporation. Incorporated by reference to Registrant's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
 3.2        By-Laws. Incorporated by reference to Registrant's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
 4.1        Form of Common Stock Certificate. Incorporated by reference to Registrant's filing on Amendment No. 3 on
            Form 10, filed with the SEC on November 25, 1996.
 4.2        Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996.
            Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
            1997.
10.1        Tax Sharing Agreement among Corning Incorporated, Corning Clinical Laboratories Inc. and Covance Inc.,
            dated December 31, 1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2        Spin-Off Tax Indemnification Agreement between Corning Incorporated and Covance Inc., dated December 31,
            1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1996.
10.3        Spin-Off Tax Indemnification Agreement between Covance Inc. and Corning Clinical Laboratories Inc.,
            December 31, 1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4        Spin-Off Tax Indemnification Agreement between Corning Clinical Laboratories Inc. and Covance Inc., dated
            December 31, 1996. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.5        Credit Agreement among Covance Inc., NationsBank, N.A., Wachovia Bank of Georgia, N.A. and Lenders
            named therein, dated November 26,1996. Incorporated by reference to Registrant's Annual Report on Form
            10-K for the fiscal year ended December 31, 1996.
10.6        Employee Stock Ownership Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.7        Stock Purchase Savings Plan, as amended. Incorporated by reference to Registrant's Annual Report on Form
            10-K for the fiscal year ended December 31, 1996.
10.8        Employee Stock Purchase Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.9        Employee Equity Participation Plan. Incorporated by reference to Registrant's filing on Amendment No. 3 on
            Form 10, filed with the SEC on November 25, 1996.
10.10       Amended and Restated Supplemental Executive Retirement Plan. Filed herewith.
10.11       Restricted Share Plan. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.12       Non-Employee Directors' Amended and Restated Restricted Stock Plan. Filed herewith.
10.13       Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


Exhibit
Number     Description
-----      --------------------------------------------------------------------------------------------------------------
10.14      Employment Agreement between Christopher Kuebler and Covance Inc. Incorporated by reference to
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.15      Corporate Senior Vice President Employment Letters and Schedule. Incorporated by reference to Registrant's
           Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.16      Variable Compensation Plan. Filed herewith.
10.17      Conversion Equity Plan. Incorporated by reference to Registrant's filing on a Registration Statement on Form
           S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.18      Non-Employee Directors' Stock Option Plan. Filed herewith.
10.19      Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Filed herewith.
10.20      Amendment No. 1 to Employment Agreement between Christopher Kuebler and Covance Inc.
           Filed herewith.
10.21      Amendment No. 1 to Corporate Senior Vice President Employment Letters. Filed herewith.
  21       Subsidiaries. Incorporated by reference to Registrant's filing on Amendment No. 2 on Form 10, filed with the
           SEC on November 19, 1996.
  23       Consent of PricewaterhouseCoopers LLP. Filed herewith.
  27       Financial Data Schedule. (Edgar filing only).

48