Form 10-Q
period 1999-03-31
COVANCE INC
filed 1999-05-07
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1999

                                       or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from ____________________ to ____________________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 16, 1999, the Registrant had 58,609,289 shares of Common Stock outstanding.

                                  Covance Inc.
             Form 10-Q For the Quarterly Period Ended March 31, 1999

                                      INDEX

                                                                                                     Page
                                                                                                     ----
Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

  Consolidated Balance Sheets--March 31, 1999 and December 31, 1998..........................          3

  Consolidated Statements of Income--Three Months ended March 31, 1999 and 1998..............          4

  Consolidated Statements of Cash Flows--Three Months ended March 31, 1999 and 1998..........          5

  Notes to Consolidated Financial Statements.................................................          6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
  Operations................................................................................           8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........................          14


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K...................................................          15


Signature Page..............................................................................          16

                          COVANCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

(Dollars in thousands)                                                 March 31,        December 31,
                                                                         1999              1998
                                                                         -----             ----
Assets
Current Assets:
    Cash and cash equivalents.................................          $ 20,073         $ 19,263
    Accounts receivable, net...................................          136,643          139,145
    Unbilled services..........................................           58,298           41,589
    Inventory..................................................           25,264           26,726
    Deferred income taxes......................................            9,800            9,671
    Prepaid expenses and other assets..........................           37,172           38,095
                                                                        --------         --------
       Total Current Assets....................................          287,250          274,489
Property and equipment, net....................................          242,755          237,587
Goodwill, net..................................................           86,205           71,999
Other assets...................................................           11,279            9,340
                                                                        --------         --------
       Total Assets............................................         $627,489         $593,415
                                                                        ========         ========

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable...........................................         $ 32,185         $ 33,381
    Accrued payroll and benefits...............................           37,137           41,505
    Accrued expenses and other liabilities.....................           41,525           39,117
    Unearned revenue...........................................           55,943           60,226
    Short-term debt............................................           13,000           13,000
    Income taxes payable.......................................           12,190            5,772
                                                                        --------         --------
       Total Current Liabilities...............................          191,980          193,001
Long-term debt.................................................          169,167          149,909
Deferred income taxes..........................................           11,607           12,416
Other liabilities..............................................           15,242           13,074
                                                                        --------         --------
       Total Liabilities.......................................          387,996          368,400
                                                                        --------         --------
Commitments and Contingent Liabilities

Stockholders' Equity:
    Common Stock - Par value $0.01 per share; 140,000,000
    shares authorized; 58,609,289 and 58,417,536 shares issued and outstanding at March 31, 1999 and December 31, 1998,
    respectively...............................................              586              584
    Paid-in capital............................................           82,343           75,853
    Retained earnings..........................................          159,520          146,372
    Accumulated other comprehensive income--
       Cumulative translation adjustment.......................           (2,956)           2,206
                                                                        --------         --------
       Total Stockholders' Equity..............................          239,493          225,015
                                                                        --------         --------
       Total Liabilities and Stockholders' Equity..............         $627,489         $593,415
                                                                        ========         ========

      The accompanying notes are an integral part of these consolidated financial statements.


                          COVANCE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                    Three Months Ended March 31
                                                    ---------------------------
(Dollars in thousands, except per share data)           1999           1998
                                                    -----------     -----------
Net revenues .....................................     $210,632        $168,509

Cost and expenses:
    Cost of revenue ..............................      141,430         112,729
    Selling, general and administrative expenses .       33,811          26,911
    Depreciation and amortization ................       11,225           8,555
                                                       --------        --------
         Total ...................................      186,466         148,195
                                                       --------        --------
Income from operations ...........................       24,166          20,314
                                                       --------        --------
Other expense, net:
    Interest expense, net ........................        1,986           1,695
    Other (income) expense .......................          (80)            113
                                                       --------        --------
         Other expense, net ......................        1,906           1,808
                                                       --------        --------
Income before taxes and equity investee results ..       22,260          18,506
Taxes on income ..................................        9,112           7,860
Equity investee loss .............................           --             194
                                                       --------        --------
Net income .......................................     $ 13,148        $ 10,452
                                                       ========        ========




Basic earnings per share .........................        $0.22           $0.18

Weighted average shares outstanding - basic ......   58,562,963      57,775,312


Diluted earnings per share .......................        $0.22           $0.18

Weighted average shares outstanding - diluted ....   59,827,159      58,241,983

      The accompanying notes are an integral part of these consolidated financial statements.


                          COVANCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                         Three  Months Ended March 31
                                                         -----------------------------
(Dollars in thousands)                                       1999             1998
                                                         ------------      -----------
Cash flows from operating activities:
Net income .............................................    $ 13,148        $ 10,452
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization ......................      11,225           8,555
    Stock issued under employee benefit and stock
      compensation plans ...............................       2,178           1,352
    Deferred income tax provision ......................        (938)             89
    Other ..............................................          26             219
    Changes in operating assets and liabilities:
      Accounts receivable ..............................       2,502           1,227
      Unbilled services ................................     (16,709)         (8,290)
      Inventory ........................................       1,462          (1,668)
      Accounts payable .................................      (1,196)         (1,724)
      Accrued liabilities ..............................      (1,960)         (7,847)
      Unearned revenue .................................      (4,283)          1,390
      Income taxes payable .............................       6,418           7,614
      Other assets and liabilities, net ................       1,306          (3,110)
                                                            --------        --------
Net cash provided by operating activities ..............      13,179           8,259
                                                            --------        --------
Cash flows from investing activities:
    Capital expenditures ...............................     (20,196)         (9,957)
    Acquisition of businesses ..........................     (15,133)             --
    Other, net .........................................         301              10
                                                            --------        --------
Net cash used in investing activities ..................     (35,028)         (9,947)
                                                            --------        --------
Cash flows from financing activities:
    Proceeds from long-term debt .......................      20,000              --
    Repayments of long-term debt .......................          --         (10,000)
    Stock issued under employee stock purchase and
      stock option plans ...............................       2,659           1,391
                                                            --------        --------
Net cash provided by (used in) financing activities ....      22,659          (8,609)
                                                            --------        --------
Net change in cash and cash equivalents ................         810         (10,297)
Cash and cash equivalents, beginning of period .........      19,263          28,027
                                                            --------        --------
Cash and cash equivalents, end of period ...............    $ 20,073        $ 17,730
                                                            ========        ========

The accompanying notes are an integral part of these consolidated financial statements.


                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             March 31, 1999 and 1998

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have not been audited and are subject to such year-end adjustments as may be considered appropriate. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 1998, 1997 and 1996 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2.   Summary of Significant Accounting Policies

     Use of Estimates

     These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Earnings Per Share

     Earnings per share has been calculated in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended March 31, 1999 and 1998, the denominator was increased by 1,264,196 shares and 466,671 shares, respectively, representing the dilution of stock options outstanding at March 31, 1999 and 1998 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

     Comprehensive Income

     Comprehensive income has been calculated in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Covance has determined total comprehensive income to be $8.0 million and $9.2 million for the three months ended March 31, 1999 and 1998, respectively. Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

     Segment Reporting

     Covance reports information about its operating segments and related disclosures about products, services, geographic areas and major customers in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. See Note 5 for segment disclosure.

3.   Supplemental Cash Flow Information

     Cash paid for interest for the three months ended March 31, 1999 and 1998 totaled $2.3 million and $1.7 million, respectively. Cash paid for income taxes for the three months ended March 31, 1999 and 1998 totaled $2.5 million and $0.7 million, respectively.

4.   Acquisition

     In March 1999, Covance paid $15.1 million in contingent purchase price in connection with its 1996 purchase of Health Technology Associates, Inc. The goodwill associated with this acquisition aggregated $28.8 million.

                          COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)
                             March 31, 1999 and 1998

5.   Segment Information

     Covance has two reportable segments: early development and late-stage development. Early development services, which consist of Covance's preclinical and Phase I clinical service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which consist of Covance's clinical and clinical support service capabilities, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug's commercial potential.

     The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues and operating income for the three months ended March 31, 1999 and 1998 are as follows:

                                                      Early        Late-Stage
                                                   Development     Development        Total
                                                   -----------     -----------        -----
      Three months ended March 31, 1999
         Net revenues from external customers       $  65,583       $ 145,049       $ 210,632
         Operating income                           $   7,990       $  16,176       $  24,166

      Three months ended March 31, 1998
         Net revenues from external customers       $  56,948       $ 111,561       $ 168,509
         Operating income                           $   8,301       $  12,013       $  20,314


6.   Subsequent Event

     On April 28, 1999, Covance and PAREXEL International Corporation ("PAREXEL") entered into an Agreement and Plan of Merger whereby PAREXEL will become a wholly-owned subsidiary of Covance. Under the terms of the agreement, PAREXEL shareholders will receive 1.184 shares of Covance common stock for each share of PAREXEL stock they hold. The tax-free merger, to be structured as a pooling-of-interests, is contingent upon the approval of both regulators and shareholders of both companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.


Overview

     Covance is a leading contract research organization providing a wide range of integrated product development services on a worldwide basis to the pharmaceutical, biotechnology and medical device industries. In addition, and to a lesser extent, Covance provides services such as health economics and outcomes for managed care organizations, hospitals and other health care providers and laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two segments for financial reporting purposes: early development services (preclinical and Phase I clinical); and late-stage development services (clinical and clinical support services). Covance believes it is one of the largest biopharmaceutical contract research organizations, based on 1998 annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to reduce product development time. This enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

     Historically, a majority of Covance's net revenues have been earned under contracts. These contracts generally range in duration from a few months to two years. Revenue from these contracts is generally recognized under either the percentage of completion method of accounting or as services are rendered or products are delivered. The contracts may contain provisions for renegotiation for cost overruns arising from changes in the scope of work. Renegotiated amounts are included in net revenues when earned and realization is assured. In some cases, for multi-year contracts a portion of the contract fee is paid at the time the trial is initiated. Additional payments are made based upon the achievement of performance based milestones over the contract duration. Covance routinely subcontracts with independent physician investigators in connection with either single or multi-site clinical trials. Investigator fees are not reflected in net revenues or expenses since these investigator fees are paid by the customers to Covance on a "pass-through basis" (i.e., without risk or reward to Covance). Most contracts are terminable either immediately or upon notice by the client. These contracts typically require payment to Covance of expenses to wind down a study, payment to Covance of fees earned to date, and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profit that could have been earned by Covance under the contract if it had not been terminated early.

     Covance segregates its recurring operating expenses among three categories: cost of revenue; selling, general and administrative expenses; and depreciation and amortization. Cost of revenue consists of appropriate amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefit charges, other direct costs, and an allocation of facility charges and information technology costs. Cost of revenue, as a percentage of net revenues, tends and is expected to fluctuate from one period to another, generally within a range of up to 200 basis points in either direction. This variability is principally a result of changes in labor utilization and the mix of service offerings involving hundreds of studies conducted during any period of time. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs.


Quarterly Results

     Covance's quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as
(1) delays in initiating or completing significant drug development trials, (2) termination of drug development trials, (3) acquisitions and (4) exchange rate fluctuations. Delays and terminations of trials are often the result of actions taken by Covance's customers or regulatory authorities and are not typically controllable by Covance. Since a large amount of Covance's operating costs are relatively fixed while revenue is subject to fluctuation, minor variations in the commencement, progress or completion of drug development trials may cause significant variations in quarterly operating results.

Results of Operations

Three Months Ended March 31, 1999 Compared with Three Months Ended March 31, 1998. Net revenues increased 25.0% to $210.6 million for the three months ended March 31, 1999 from $168.5 million for the corresponding 1998 period. Excluding the impact of acquisitions, net revenues increased 22.3%. Net revenues from Covance's late-stage development services grew 30.0%, or 27.9% excluding the impact of acquisitions, benefiting from the continuing trend in outsourcing of clinical development activities. Net revenues from Covance's more mature early development services grew 15.2%, or 11.4% excluding the impact of acquisitions.

     Cost of revenue increased 25.5% to $141.4 million for the three months ended March 31, 1999 from $112.7 million for the corresponding 1998 period as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, was 67.1% and 66.9% for the three months ended March 31, 1999 and 1998, respectively.

     Overall, selling, general and administrative expenses increased 25.6% to $33.8 million for the three months ended March 31, 1999 from $26.9 million for the corresponding 1998 period. As a percentage of net revenues, selling, general and administrative expenses increased 10 basis points to 16.1% for the three months ended March 31, 1999 from 16.0% for the corresponding 1998 period.

     Depreciation and amortization increased 31.2% to $11.2 million or 5.3% of net revenues for the three months ended March 31, 1999 from $8.6 million or 5.1% of net revenues for the corresponding 1998 period due primarily to the goodwill amortization resulting from the November 1998 acquisitions.

     Income from operations increased 19.0% to $24.2 million for the three months ended March 31, 1999 from $20.3 million for the corresponding 1998 period. As a percentage of net revenues, income from operations decreased to 11.5% for the three months ended March 31, 1999 from 12.1% for the corresponding 1998 period. This decrease is a result of the increases in cost of revenue, selling, general and administrative expenses and depreciation and amortization. Contributing to part of the increased cost of revenue and selling, general and administrative expenses was approximately $1.4 million in additional Y2K expenses in the 1999 three-month period as compared to the corresponding 1998 three-month period. Income from operations from Covance's late-stage and early development segments totaled $16.2 million and $8.0 million, respectively, at March 31, 1999 and $12.0 million and $8.3 million, respectively, at March 31, 1998.

     Other expense increased $0.1 million to $1.9 million for the three months ended March 31, 1999 from $1.8 million for the corresponding 1998 period.

     Covance's effective tax rate for the three months ended March 31, 1999 decreased to 40.9% from 42.5% for the corresponding 1998 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period due to the changes in the geographic distribution of its pre-tax earnings.

     Net income increased 25.8% to $13.1 million for the three months ended March 31, 1999 from $10.5 million for the corresponding 1998 period.

Liquidity and Capital Resources

     Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Management believes that a combination of borrowing under its long-term revolving credit facility, cash generated from operations and possible future capital market financings will provide Covance with sufficient financial flexibility and ready access to cash on both a short-term and a long-term basis to fund, as required, capital expenditures, potential future acquisitions and other longer-term growth opportunities. At March 31, 1999, there was $160.0 million of outstanding borrowings and $11.3 million of outstanding letters of credit, with a remaining availability of $78.7 million under Covance's long-term revolving credit facility.

     At March 31, 1999, Covance Biotechnology Services Inc. ("Covance Biotechnology") had $3.0 million in short-term debt outstanding with the North Carolina Biotechnology Center. This debt matures in December 1999 and is guaranteed by Covance. In addition, Covance Biotechnology has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of March 31, 1999. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under its long-term credit facility and is guaranteed by Covance.

     In October 1997, a foreign subsidiary of Covance borrowed 13.5 million Swiss Francs from a bank. This loan bears interest at a fixed rate of 2.9% per annum and matures in October 2000. In connection with the loan, Covance provided a letter of credit in favor of the lender which may be drawn upon in event of default.

     During the three months ended March 31, 1999, Covance's operations provided net cash of $13.2 million, an increase of $4.7 million from the corresponding 1998 period. Cash flows from net earnings adjusted for non-cash activity provided $25.6 million for the three months ended March 31, 1999, up $5.0 million or 24.1% from the corresponding 1998 period. The change in net operating assets used $12.5 million and $12.4 million in cash during the three months ended March 31, 1999 and 1998, respectively.

     Working capital was $95.3 million at March 31, 1999, an increase of $13.8 million from December 31, 1998. Aggregate accounts receivable and unbilled services at March 31, 1999 of $194.9 million were up $14.2 million or 7.9% from the December 31, 1998 level of $180.7 million. Covance's ratio of current assets to current liabilities was 1.50 at March 31, 1999 and 1.42 at December 31, 1998.

     Investing activities for the three months ended March 31, 1999 used $35.0 million compared to $9.9 million for the corresponding 1998 period. Capital spending for the first three months of 1999 totaled $20.2 million, primarily for outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees, compared to $10.0 million for the corresponding 1998 period. Investing activities for the three months ended March 31, 1999 also included a cash payment of contingent purchase price totaling approximately $15.1 million in connection with Covance's 1996 purchase of Health Technology Associates, Inc.

Foreign Currency

     Since Covance operates on a global basis, it is exposed to various foreign currency risks. Two specific risks arise from the nature of the contracts Covance executes with its customers since from time to time contracts are denominated in a currency different than the particular Covance subsidiary's local currency. This contract currency denomination issue is generally applicable only to a portion of the contracts executed by Covance's foreign subsidiaries providing clinical services. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary's expenses are incurred. As a result, the subsidiary's net revenues and resultant earnings can be affected by fluctuations in exchange rates. Some contracts provide that currency fluctuations from the rates in effect at the time the contract is executed are the responsibility of the customer. Other contracts provide that currency fluctuations from the rates in effect at the time the contract is executed up to a specified threshold (generally plus or minus a few percentage points) are absorbed by Covance while fluctuations in excess of the threshold are the customer's responsibility. Most contracts do not specifically address responsibility for currency fluctuations. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon Covance's consolidated financial results.

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

Taxes

     Since Covance conducts operations on a global basis, Covance's effective tax rate has and will continue to depend upon the geographic distribution of its pretax earnings among locations with varying tax rates. Covance's profits are further impacted by changes in the tax rates of the various taxing jurisdictions. In particular, as the geographic mix of Covance's pre-tax earnings among various tax jurisdictions changes, Covance's effective tax rate may vary from period to period.

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

Year 2000 Issues

     Information systems are an integral part of the services and products Covance provides. Covance has formed a group, led by its Year 2000 Project Director, working with a steering committee of executives from Covance, to implement Covance's Year 2000 assessment and remediation plan. This plan approached the Year 2000 problem from an internal, supplier and customer perspective. Presently, there are approximately 66 full-time employee equivalents who are dedicated to the Year 2000 project. This Year 2000 plan is being executed under the guidance of Covance's senior management, including the Chief Executive Officer and the Board of Directors. Specifically, the General Manager and Group President of each applicable business location manage the Year 2000 plan at an operational level. In addition, other executives of Covance, including the Chief Executive Officer, the Chief Financial Officer and the General Counsel periodically review each business location concerning the Year 2000 readiness of the location. The Board of Directors also periodically reviews with Covance's management the progress under the Year 2000 plan.

     State of Readiness. The Year 2000 plan is intended to provide a comprehensive and rigorous methodology for identifying and addressing the risks of Year 2000 problems to Covance. Its goal is to minimize the number and seriousness of any defects and related disruptions or problems stemming from Year 2000 issues and to quickly repair any that do occur. Covance's Year 2000 plan has been divided into six phases: inventory, risk assessment, evaluation, remediation, validation and implementation.

     The inventory is intended to cover all of Covance's systems and processes that involve the use of dates, whether or not the system is deemed Year 2000 compliant, including:

     o    computer related hardware;

     o    computer related software;

     o    internally developed systems;

     o    devices, equipment and scientific instrumentation;

     o    outsourced services;

     o    outsourced products; and

     o    client systems that Covance interacts with

     We also assess systems interrelationships to minimize the adverse effects non-compliant data or systems could have on remediated systems. During the risk assessment we determine the potential impact to Covance's operations because of Year 2000 non-compliance. Specifically, the most business critical systems are prioritized and potential material liabilities identified. Evaluation involves determining whether a system is Year 2000 compliant. The inventory, risk assessment and evaluation phases of the Year 2000 plan commenced in October 1997 and were substantially completed for internal systems in May 1998.

     In conjunction with the inventory, risk assessment and evaluations phases, Covance has undertaken a company-wide and operation specific Year 2000 awareness campaign for purposes of employee awareness and involvement. Covance believes that employee awareness will maximize the completeness of its Year 2000 inventory and enhance the effectiveness of the Year 2000 plan generally.

     Also as part of the inventory, assessment and evaluation phases, Covance is conducting an assessment of material third-party relationships for Year 2000 compliance. These third parties include investigational sites, utility companies, telecommunications companies, business specific product suppliers, such as software, animal feed and reagent suppliers or providers, transportation companies, and payroll and benefit services companies. Important vendors, suppliers and service providers are being requested to supply Covance with certification that their systems are Year 2000 compliant, or to tell us that they are not. Generally, where certification cannot be obtained, or even when certification is obtained but the risk of disruption to Covance's business is considered so potentially severe, Covance is investigating alternative sources and considering stockpiling supplies to guard against potential shortages. However, we cannot assure you that Covance's suppliers, vendors and service providers will attain Year 2000 compliance or that suitable alternative suppliers, vendors and service providers can be engaged. It is possible that delays, increased costs or supplier, vendor or service provider failures could have a material adverse impact on Covance's business, financial condition, results of operations and cash flows, by, for example, negatively effecting Covance's ability to meet its contractual or regulatory obligations or service its customers.

     While Covance is taking steps to raise awareness of the Year 2000 issue among its customers, Covance does not believe it is appropriate to require clients to certify their Year 2000 readiness and compliance. For the fiscal year ended December 31, 1998, Covance had no single customer which accounted for greater than 10% of its net revenues and only one customer which accounted for more than 5% of its net revenues. However, if a significant customer or group of customers were adversely effected by Year 2000 related problems, Covance's business and revenue could be reduced and a material adverse effect on our business, financial condition, results of operations and cash flows could result.

     Remediation is defined as the phase of the Year 2000 plan where systems are fixed to maximize Year 2000 compliance so that they are able to properly calculate dates without interfering with the proper operation of other components of the system. Remediation includes the repair, replacement or removal of non-compliant systems. Covance is presently in the process of remediating its systems and will continue to do so, as necessary, for the duration of the Year 2000 plan.

     In the validation phase of the Year 2000 plan, remediated systems are required to be tested and the testing to be documented. In addition, systems deemed compliant in the evaluation phase are required to be documented as are vendor and supplier systems. The validation phase has been substantially completed for internal business critical systems, and is scheduled to be completed for all other business critical systems by August 31, 1999.

     The final phase of the Year 2000 plan is the implementation phase where remediated systems, which have undergone and completed validation, are put into operational use and observed for interaction with other aspects and components of systems that may or may not be related to the Year 2000 issue to ensure that they function as intended. This phase is scheduled to be 95% completed for internal business critical systems by August 1999 and completed for business critical systems by December 1999.

     Costs of Year 2000 Project. Beginning in early 1998, Covance began to incur costs and make expenditures related to the Year 2000 project. Covance expects to continue to incur costs and make expenditures relating to the Year 2000 project through the end of the year 2000. These costs and expenditures can be broadly classified into two categories:

     (1) amounts that will be expensed as incurred. These amounts consist of internal payroll relating to employees newly hired or redeployed to work on the Year 2000 project, external consultants and the net book value of non-Year 2000 compliant equipment to be replaced; and

     (2) amounts that will be capitalized and depreciated over the useful lives of the associated assets. These amounts consist of the purchase price of new hardware, software and other equipment acquired to replace existing hardware, software and other equipment that is not Year 2000 compliant.

     Covance currently estimates that the costs of internal payroll, external consultants and the net book value of equipment to be replaced, amounts that have and will be expensed as incurred, will total between $7.9 million and $9.0 million over the three year period ending December 31, 2000. Of these amounts, a total of $1.5 million has been incurred and expensed during the three month period ended March 31, 1999 and a total of $2.3 million was incurred and expensed during 1998.

     Covance currently estimates that the cost of new hardware, software and other equipment to be acquired in replacement of existing non-Year 2000 compliant hardware, software and other equipment, will total between $8.0 million and $9.2 million. These amounts will be capitalized and depreciated over the useful lives of the related assets and will primarily be incurred over the two year period ending December 31, 1999. Of these amounts, capitalizable expenditures totaling $2.0 million have been made during the three month period ended March 31, 1999 and $1.7 million have been made during the year ended December 31, 1998.

     The primary source of funds for all costs to be incurred and expenditures to be made is expected to be provided by Covance's operating cash flows.

     Risks of Year 2000 Problems. Worst-case scenarios resulting from Year 2000 problems deemed by Covance to be most reasonably likely include the following:

     o loss of power and other utility services which could result in disruption to existing and future studies generally;

     o harm to specimens and test samples used in studies and an adverse impact on the health and well being of the animals;

     o inability to obtain timely and sufficient supplies of reagents, lab ware or animal feed, which could result in the inability to perform existing and future laboratory and central laboratory studies and an adverse impact on the health and well being of the animals;

     o computer hardware, software and embedded technology failure which could disrupt Covance's equipment, systems and networks resulting in an inability to perform existing and future studies and/or an adverse impact on the health and well being of patients;

     o the loss of voice and data telecommunications capabilities, which could result in an inability for Covance to internally communicate or to communicate with, among others, its clients and investigational sites; and

     o the inability of Covance's third party investigational sites to become Year 2000 compliant, which could result in the loss to Covance of their services.

     Any one or more of these or other events could result in business slowdowns or suspensions, subject Covance to liability for breach of contract or personal injury and a material adverse effect on our business, financial condition, results of operations and cash flows could result.

     Deferrals of scheduled information technology projects as a result of the need to remediate Year 2000 problems are not presently expected to have a material adverse effect on Covance's business, financial condition, results of operations and cash flows. However, in the event the implementation of the Year 2000 plan requires greater expenditures or more qualified employees than presently estimated or qualified information technology workers become more difficult or expensive to attract and retain, certain significant projects may be subject to deferral. If such deferrals occur, they may have a material adverse effect on Covance's business, financial condition, results of operations and cash flows.

     Contingency Year 2000 Plans. Covance has developed and is continuing to develop contingency plans for handling these critical areas in the event remediation is unsuccessful. Contingency plans include:

     o    the utilization of back-up generators for power supply;

     o identifying alternative suppliers for reagents, animal feed and other supplies as well as stockpiling significant quantities of such supplies in advance of the year 2000;

     o porting from one long distance carrier to another and utilizing cell phones and call access cards when available; and

     o manning interactive voice response system phones with staff and manually randomizing systems on paper to ensure the continued validity of studies.

     Contingency plans not yet developed will be developed on a case by case basis and are scheduled to be in place by September 1999. However, contingency plans themselves are subject to variables and uncertainties. Therefore, we cannot assure you that Covance will correctly anticipate the level, impact or duration of non-compliance of computer hardware, software, systems or suppliers. We also cannot assure you that we will correctly anticipate the vendors or service providers which may supply inaccurate information to Covance or otherwise be unable to provide their service or product free of defect or disruption arising from Year 2000 problems. We also cannot assure you that our contingency plans will be adequate. Thus, there can be no assurance that the Year 2000 problem, even after giving effect to the implementation of applicable contingency plans, will not happen and this occurrence could have a material adverse impact on Covance's business, financial condition, results of operations and cash flows.

     Forward Looking Statements. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q contain statements that look forward in time. These statements are forward looking statements made under the safe harbor provisions of the Private

Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are not statements of historical facts. All our forward looking statements are based on our current expectations and may be effected by risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include:

     o Covance's ability to identify and correct all relevant computer codes and embedded chips;

     o Covance's ability to attract and retain qualified information technology personnel to address and remediate Year 2000 problems;

     o the availability or affordability of alternative sources for critical supplies and services;

     o the effect of the Year 2000 problem on Covance's suppliers, customers and other third parties;

     o Covance's ability to estimate costs of Year 2000 remediation and predict problems and costs that might arise with respect to Year 2000 issues; and

     o Covance's ability to address other Year 2000 issues, and risks and uncertainties set forth in Covance's filings with the Securities and Exchange Commission including without limitation its Annual Report on Form 10-K.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         (1) Exhibit 27 - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         During the three month period ended March 31, 1999, no reports on Form 8-K were filed. Subsequently, Covance filed one report on Form 8-K dated May 4, 1999, reporting its announcement on April 29, 1999 of an Agreement and Plan of Merger between Covance and PAREXEL International Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COVANCE INC.

Dated: May 7, 1999                    By:   /s/ Christopher A. Kuebler
                                           ---------------------------
                                                Christopher A. Kuebler
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                      Title                        Date

/s/ Christopher A. Kuebler
--------------------------
    Christopher A. Kuebler      Chairman of the Board, President        May 7, 1999
                                and Chief Executive Officer
                                (Principal Executive Officer)

/s/ Charles C. Harwood, Jr.
--------------------------
    Charles C. Harwood, Jr.     Corporate Senior Vice President         May 7, 1999
                                and Chief Financial Officer
                                (Principal Financial Officer)

/s/ Michael Giannetto
--------------------------
    Michael Giannetto           Corporate Vice President                 May 7, 1999
                                and Controller
                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------

27                Financial Data Schedule (for SEC use only)