Form 10-Q
period 1999-06-30
COVANCE INC
filed 1999-07-30
CIK 1023131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


\X\ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 1999 or

\ \ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ---------------------- to -----------------




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

       Registrant's telephone number, including area code: (609) 452-4440


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES    X        NO
                                                     ---------      -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 25, 1999, the Registrant had 58,794,431 shares of Common Stock outstanding.

                                  COVANCE INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      INDEX








                                                                                                           PAGE
                                                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Balance Sheets--June 30, 1999 and December 31, 1998....................................     3

  Consolidated Statements of Income--Three and Six Months ended June 30, 1999 and 1998................     4

  Consolidated Statements of Cash Flows--Six Months ended June 30, 1999 and 1998......................     5

  Notes to Consolidated Financial Statements.........................................................      6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......      8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................................     15


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.........................................     16

Item 6.  Exhibits and Reports on Form 8-K............................................................     17



SIGNATURE PAGE.......................................................................................     18


                          COVANCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998


         (DOLLARS IN THOUSANDS)                                                JUNE 30,        DECEMBER 31,
                                                                                 1999              1998
                                                                                 -----             -----

                                                                              (UNAUDITED)
         ASSETS
         Current Assets:
             Cash and cash equivalents.................................          $ 25,081         $ 19,263
             Accounts receivable, net...................................          158,319          139,145
             Unbilled services..........................................           53,472           41,589
             Inventory..................................................           25,050           26,726
             Deferred income taxes......................................            9,826            9,671
             Prepaid expenses and other assets..........................           37,615           38,095
                                                                                 --------         --------
                Total Current Assets....................................          309,363          274,489
         Property and equipment, net....................................          257,404          237,587
         Goodwill, net..................................................           86,102           71,999
         Other assets...................................................           13,056            9,340
                                                                                 --------         --------
                Total Assets............................................         $665,925         $593,415
                                                                                 ========         ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current Liabilities:
             Accounts payable...........................................         $ 30,089         $ 33,381
             Accrued payroll and benefits...............................           37,005           41,505
             Accrued expenses and other liabilities.....................           45,913           39,117
             Unearned revenue...........................................           52,514           60,226
             Short-term debt............................................           13,000           13,000
             Income taxes payable.......................................            5,598            5,772
                                                                                 --------         --------
                Total Current Liabilities...............................          184,119          193,001
         Long-term debt.................................................          199,166          149,909
         Deferred income taxes..........................................           12,120           12,416
         Other liabilities..............................................           15,470           13,074
                                                                                 --------         --------
                Total Liabilities.......................................          410,875          368,400
                                                                                 --------         --------
         Commitments and Contingent Liabilities

         Stockholders' Equity:
             Common Stock - Par value $0.01 per share; 140,000,000 shares authorized 58,793,681 and 58,417,536 shares issued and outstanding at June 30, 1999 and December 31, 1998,
             respectively...............................................              588              584
             Paid-in capital............................................           88,873           75,853
             Retained earnings..........................................          171,727          146,372
             Accumulated other comprehensive income--
                Cumulative translation adjustment.......................           (6,138)           2,206
                                                                                 --------         --------
                Total Stockholders' Equity..............................          255,050          225,015
                                                                                 --------         --------
                Total Liabilities and Stockholders' Equity..............         $665,925         $593,415
                                                                                 ========         ========

           The accompanying notes are an integral part of these consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)




                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30                        JUNE 30
                                                    -------------------            -------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      1999           1998           1999           1998
                                                  ------        --------        ------        --------

Net revenues.................................    $  215,060      $ 182,089     $  425,692      $ 350,598

Cost and expenses:
    Cost of revenue..........................       140,906        119,338        282,336        232,066
    Selling, general and administrative .....        34,383         29,426         68,194         56,339
    Depreciation and amortization............        11,567          9,023         22,792         17,577
    Merger-related costs.....................         5,249             --          5,249             --
                                                   --------       --------       --------       --------
        Total................................       192,105        157,787        378,571        305,982
                                                   --------       --------       --------       --------
Income from operations.......................        22,955         24,302         47,121         44,616
                                                   --------       --------       --------       --------

Other expense, net:
    Interest expense, net....................         2,419          1,808          4,405          3,503
    Other expense............................           161             74             81            187
                                                   --------       --------       --------       --------
        Other expense, net...................         2,580          1,882          4,486          3,690
                                                   --------       --------       --------       --------
Income before taxes and equity investee
    results..................................        20,375         22,420         42,635         40,926
Taxes on income..............................         8,168          9,388         17,280         17,248
Equity investee loss.........................            --            164             --            358
                                                   --------       --------       --------       --------
Net income...................................    $   12,207     $   12,868     $   25,355     $   23,320
                                                 ===========    ==========     ==========     ==========


Basic earnings per share.....................    $     0.21     $     0.22     $     0.43     $     0.40

Weighted average shares outstanding - basic..    58,751,478     57,953,563     58,657,220     57,864,438


Diluted earnings per share...................    $     0.21     $     0.22     $     0.43     $     0.40

Weighted average shares outstanding - diluted    59,348,559     58,457,280     59,600,313     58,290,610

         The accompanying notes are an integral part of these consolidated financial statements.


                          COVANCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



                                                                      SIX MONTHS ENDED JUNE 30
                                                                      ------------------------

  (DOLLARS IN THOUSANDS)                                                 1999          1998
                                                                        -------       -------
  Cash flows from operating activities:
  Net income............................................              $  25,355      $ 23,320
  Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization.......................               22,792        17,577
      Stock issued under employee benefit and stock
        compensation plans................................                4,479         3,321
      Deferred income tax provision.......................                 (451)          991
      Other...............................................                  149           405
      Changes in operating assets and liabilities:
        Accounts receivable...............................              (19,174)      (23,744)
        Unbilled services.................................              (11,883)       (8,096)
        Inventory.........................................                1,676        (3,291)
        Accounts payable..................................               (3,292)       (4,439)
        Accrued liabilities...............................                2,296        (1,714)
        Unearned revenue..................................               (7,712)       (6,597)
        Income taxes payable..............................                 (174)        4,500
        Other assets and liabilities, net................                   656        (3,153)
                                                                        -------       -------
  Net cash provided by (used in) operating activities.....               14,717          (920)
                                                                        -------       -------
  Cash flows from investing activities:
      Capital expenditures................................              (48,349)      (23,523)
      Acquisition of businesses...........................              (16,128)           --
      Other, net..........................................                  564            54
                                                                        -------       -------
  Net cash used in investing activities...................              (63,913)      (23,469)
                                                                        -------       -------
  Cash flows from financing activities:
      Proceeds from long-term debt........................               50,000         5,000
      Stock issued under employee stock purchase and
        option plans......................................                5,014         2,593
                                                                        -------       -------
  Net cash provided by financing activities...............               55,014         7,593
                                                                        -------       -------
  Net change in cash and cash equivalents.................                5,818       (16,796)
  Cash and cash equivalents, beginning of period..........               19,263        28,027
                                                                        -------       -------
  Cash and cash equivalents, end of period................             $ 25,081      $ 11,231
                                                                        =======       =======
    The accompanying notes are an integral part of these consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998


1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have not been audited and are subject to such year-end adjustments as may be considered appropriate. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 1998, 1997 and 1996 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


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

     EARNINGS PER SHARE

     Earnings per share has been calculated in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, EARNINGS PER SHARE. In computing diluted earnings per share for the three months ended June 30, 1999 and 1998, the denominator was increased by 597,081 shares and 503,717 shares, respectively, and for the six months ended June 30, 1999 and 1998, the denominator was increased by 943,093 shares and 426,172 shares, respectively, representing the dilution of stock options outstanding at June 30, 1999 and 1998 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

     COMPREHENSIVE INCOME

     Comprehensive income has been calculated in accordance with FASB Statement No. 130, REPORTING COMPREHENSIVE INCOME. Covance has determined total comprehensive income to be $9.0 million and $12.8 million for the three months ended June 30, 1999 and 1998, respectively, and $17.0 million and $22.1 million for the six months ended June 30, 1999 and 1998, respectively. Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

     SEGMENT REPORTING

     Covance reports information about its operating segments and related disclosures about products, services, geographic areas and major customers in accordance with FASB Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. See Note 6 for segment disclosure.

3.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest for the six months ended June 30, 1999 and 1998 totaled $2.5 million and $4.4 million, respectively. Cash paid for income taxes for the six months ended June 30, 1999 and 1998 totaled $16.1 million and $13.1 million, respectively.

                          COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998

4. ACQUISITIONS

     During the six month period ended June 30, 1999, Covance paid approximately $16.1 million in contingent purchase price associated with two of its 1996 acquisitions, consisting primarily of the March 1999 payment of approximately $15.1 million in connection with its purchase of Health Technology Associates, Inc. The goodwill associated with this acquisition aggregated $28.8 million.

5.  MERGER COSTS

     Covance entered into an Agreement and Plan of Merger as of April 28, 1999 (the "Proposed Merger") with Parexel International Corporation ("Parexel"). On June 25, 1999, Covance and Parexel mutually agreed to terminate the Proposed Merger. In connection with the termination, Covance and Parexel entered into a termination agreement whereby, among other things, each party agreed to release the other from any claims relating to the Proposed Merger and each party agreed to bear its own expenses incurred in connection with the Proposed Merger. During the three months ended June 30, 1999, Covance incurred one-time, out-of-pocket transaction and integration related costs (primarily professional fees for investment banking, attorneys, accountants and consultants) of $5.2 million ($3.1 million, net of tax) in connection with the Proposed Merger.

6.  SEGMENT INFORMATION

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

     The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues and operating income for the three and six months ended June 30, 1999 and 1998 are as follows:

                                                              EARLY               LATE-STAGE
                                                           DEVELOPMENT           DEVELOPMENT              TOTAL
                                                           -----------           -----------           -----------
     (Dollars in thousands)
     THREE MONTHS ENDED JUNE 30, 1999
        Net revenues from external customers                  $  69,309              $ 145,751           $ 215,060
        Operating income                                         11,297 (a)             16,907 (a)          28,204 (a)

     THREE MONTHS ENDED JUNE 30, 1998
        Net revenues from external customers                     61,738                120,351             182,089
        Operating income                                          9,366                 14,936              24,302

     SIX  MONTHS ENDED JUNE 30, 1999
        Net revenues from external customers                    134,892                290,800             425,692
        Operating income                                         19,287 (a)             33,083(a)           52,370 (a)

     SIX  MONTHS ENDED JUNE 30, 1998
        Net revenues from external customers                    118,686                231,912             350,598
        Operating income                                         17,667                 26,949              44,616

     -----------------

      (a) Excludes one-time charge incurred in the second quarter of 1999 in connection with the termination of the Proposed Merger totaling $5,249 ($3,150 after tax).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998. Net revenues increased 18.1% to $215.1 million for the three months ended June 30, 1999 from $182.1 million for the corresponding 1998 period. Excluding the impact of acquisitions and foreign exchange rate variances between both periods, net revenues increased 16.3%. Net revenues from Covance's late-stage development services grew 21.1%, or 19.6% excluding the impact of acquisitions and foreign exchange rate variances between both periods, benefiting from the continuing trend in outsourcing of clinical development activities. Net revenues from Covance's more mature early development services grew 12.3%, or 9.8% excluding the impact of acquisitions and foreign exchange rate variances between both periods.

     Cost of revenue increased 18.1% to $140.9 million for the three months ended June 30, 1999 from $119.3 million for the corresponding 1998 period as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, was 65.5% for both the three month periods ended June 30, 1999 and 1998.

     Overall, selling, general and administrative expense increased 16.8% to $34.4 million for the three months ended June 30, 1999 from $29.4 million for the corresponding 1998 period. As a percentage of net revenues, selling, general and administrative expense decreased 20 basis points to 16.0% for the three months ended June 30, 1999 from 16.2% for the corresponding 1998 period.

     Depreciation and amortization increased 28.2% to $11.6 million or 5.4% of net revenues for the three months ended June 30, 1999 from $9.0 million or 5.0% of net revenues for the corresponding 1998 period, due primarily to the goodwill amortization associated with the November 1998 acquisitions and the contingent purchase price payment made in March 1999.

     Inclusive of a $5.2 million one-time merger-related charge incurred in connection with the termination of the Proposed Merger, income from operations decreased 5.5% to $23.0 million for the three months ended June 30, 1999 from $24.3 million for the corresponding 1998 period. Excluding the impact of the one-time merger-related charge, income from operations increased 16.1% to $28.2 million, or 13.1% of net revenues, from $24.3 million, or 13.3% of net revenues for the corresponding 1998 period. The reduction in operating income as a percentage of net revenues is primarily attributable to the increase in depreciation and amortization. Excluding the impact of the one-time merger-related charge, income from operations from Covance's late-stage and early development segments totaled $16.9 million and $11.3 million, respectively, at June 30, 1999 and $14.9 million and $9.4 million, respectively, at June 30, 1998.

     Other expense increased $0.7 million to $2.6 million for the three months ended June 30, 1999 from $1.9 million for the corresponding 1998 period, primarily due to an increase in interest expense.

     Covance's effective tax rate for the three months ended June 30, 1999 decreased to 40.1% from 41.9% for the corresponding 1998 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period due to the changes in the geographic distribution of its pre-tax earnings.

     Inclusive of the $3.1 million after tax impact of the one-time merger-related charge, net income decreased 5.1% to $12.2 million for the three months ended June 30, 1999 from $12.9 million for the corresponding 1998 period. Excluding the after tax impact of the one-time merger-related charge, net income increased 19.3% or $2.5 million to $15.4 million.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998. Net revenues increased 21.4% to $425.7 million for the six months ended June 30, 1999 from $350.6 million for the corresponding 1998 period. Excluding the impact of acquisitions, net revenues increased 18.8%. Net revenues from Covance's late-stage development services grew 25.4%, or 23.2% excluding the impact of acquisitions, benefiting from the continuing trend in outsourcing of clinical development activities. Net revenues from Covance's more mature early development services grew 13.7%, or 10.1% excluding the impact of acquisitions.

     Cost of revenue increased 21.7% to $282.3 million for the six months ended June 30, 1999 from $232.1 million for the corresponding 1998 period, primarily as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, was 66.3% and 66.2% for the six months ended June 30, 1999 and 1998, respectively.

     Overall, selling, general and administrative expense increased 21.0% to $68.2 million for the six months ended June 30, 1999 from $56.3 million for the corresponding 1998 period. As a percentage of net revenues, selling, general and administrative expense was 16.0% and 16.1% for the six months ended June 30, 1999 and 1998, respectively.

     Depreciation and amortization increased 29.7% to $22.8 million or 5.4% of net revenues for the six months ended June 30, 1999 from $17.6 million or 5.0% of net revenues for the corresponding 1998 period, due primarily to the goodwill amortization associated with the November 1998 acquisitions and the contingent purchase price payment made in March 1999.

     Inclusive of a $5.2 million one-time merger-related charge incurred in connection with the termination of the Proposed Merger, income from operations increased 5.6% to $47.1 million for the six months ended June 30, 1999 from $44.6 million for the corresponding 1998 period. Excluding the impact of the one-time merger-related charge, income from operations increased 17.4% to $52.4 million, or 12.3% of net revenues, from $44.6 million or 12.7% of net revenues for the corresponding 1998 period. The reduction in operating income as a percentage of net revenues is primarily attributable to the increase in depreciation and amortization. Excluding the impact of the one-time merger-related charge, income from operations from Covance's late-stage and early development segments totaled $33.1 million and $19.3 million, respectively, at June 30, 1999 and $26.9 million and $17.7 million, respectively, at June 30, 1998.

     Other expense increased $0.8 million to $4.5 million for the six months ended June 30, 1999 from $3.7 million for the corresponding 1998 period, due to an increase in interest expense.

     Covance's effective tax rate for the six months ended June 30, 1999 decreased to 40.5% from 42.1% for the corresponding 1998 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period due to the changes in the geographic distribution of its pre-tax earnings.

     Inclusive of the $3.1 million after tax impact of the one-time merger-related charge, net income increased 8.7% to $25.4 million for the six months ended June 30, 1999 from $23.3 million for the corresponding 1998 period. Excluding the after tax impact of the one-time merger-related charge, net income increased 22% or $5.2 million to $28.5 million.


LIQUIDITY AND CAPITAL RESOURCES

     Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Management believes that a combination of borrowing under its long-term revolving credit facility, cash generated from operations and possible future capital market financings will provide Covance with sufficient financial flexibility and ready access to cash on both a short-term and a long-term basis to fund, as required, capital expenditures, potential future acquisitions and other longer-term growth opportunities. At June 30, 1999, there was $190.0 million of outstanding borrowings and $11.3 million of outstanding letters of credit, with a remaining availability of $48.7 million under Covance's long-term revolving credit facility. Interest on all outstanding borrowings under Covance's long-term revolving credit facility during the first six months of 1999 was computed based upon the London Interbank Offered Rate plus a margin and approximated 5.3% per annum.

     At June 30, 1999, Covance Biotechnology Services Inc. ("Covance Biotechnology") had $3.0 million in short-term debt outstanding with the North Carolina Biotechnology Center. This debt matures in December 1999 and is guaranteed by Covance. In addition, Covance Biotechnology has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of June 30, 1999. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under its long-term credit facility and is guaranteed by Covance.

     In October 1997, a foreign subsidiary of Covance borrowed 13.5 million Swiss Francs from a bank. This loan bears interest at a fixed rate of 2.9% per annum and matures in October 2000. In connection with the loan, Covance provided a letter of credit in favor of the lender which may be drawn upon in event of default.

     During the six months ended June 30, 1999, Covance's operations provided net cash of $14.7 million, an increase of $15.6 million from the corresponding 1998 period. Cash flows from net earnings adjusted for non-cash activity provided $52.3 million for the six months ended June 30, 1999, up $6.7 million or 14.7% from the corresponding 1998 period. The change in net operating assets used $37.6 million and $46.5 million in cash during the six months ended June 30, 1999 and 1998, respectively, primarily due to increases in accounts receivable and unbilled services coupled with a reduction in unearned revenue in both six month periods.

     Working capital was $125.2 million at June 30, 1999, an increase of $43.7 million from December 31, 1998. Aggregate accounts receivable and unbilled services at June 30, 1999 of $211.8 million were up $31.1 million or 17.2% from the December 31, 1998 level of $180.7 million. Covance's ratio of current assets to current liabilities was 1.68 at June 30, 1999 and 1.42 at December 31, 1998.

     Investing activities for the six months ended June 30, 1999 used $63.9 million compared to $23.5 million for the corresponding 1998 period. Capital spending for the first half of 1999 totaled $48.3 million, primarily for outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees, compared to $23.5 million for the corresponding 1998 period. Investing activities for the six months ended June 30, 1999 included cash payments of contingent purchase price totaling approximately $16.1 million in connection with two of Covance's 1996 acquisitions.

     In July 1999, Covance financed the purchase of its newly constructed North American packaging facility totaling approximately $20 million through borrowings under its long-term revolving credit facility.

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

YEAR 2000 ISSUES

     Information systems are an integral part of the services and products Covance provides. Covance has formed a group, led by its Year 2000 Project Director, working with a steering committee of executives from Covance, to implement Covance's Year 2000 assessment and remediation plan. This plan approached the Year 2000 problem from an internal, supplier and customer perspective. Presently, there are approximately 70 full-time employee equivalents who are dedicated to the Year 2000 project. This Year 2000 plan is being executed under the guidance of Covance's senior management, including the Chief Executive Officer and the Board of Directors. Specifically, the General Manager and Group President of each applicable business location manage the Year 2000 plan at an operational level. In addition, other executives of Covance, including the Chief Executive Officer, the Chief Financial Officer and/or Controller and the General Counsel periodically review each business location concerning the Year 2000 readiness of the location. The Board of Directors also periodically reviews with Covance's management the progress under the Year 2000 plan.

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

     The inventory is intended to cover all of Covance's systems and processes that involve the use of dates, whether or not the system is deemed Year 2000 compliant, including:

   -   computer related hardware;

   -   computer related software;

   -   internally developed systems;

   -   devices, equipment and scientific instrumentation;

   -   outsourced services;

   -   outsourced products; and

   -   client systems that Covance interacts with

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

     Covance currently estimates that the costs of internal payroll, external consultants and the net book value of equipment to be replaced, amounts that have and will be expensed as incurred, will total between $8.1 million and $9.1 million over the three year period ending December 31, 2000. Of these amounts, a total of $1.7 million and $3.3 million has been incurred and expensed during the three and six month periods ended June 30, 1999, respectively, while a total of $2.3 million was incurred and expensed during the year ended December 31, 1998.

     Covance currently estimates that the cost of new hardware, software and other equipment to be acquired in replacement of existing non-Year 2000 compliant hardware, software and other equipment, will total between $7.5 million and $8.6 million. These amounts will be capitalized and depreciated over the useful lives of the related assets and will primarily be incurred over the two year period ending December 31, 1999. Of these amounts, capitalizable expenditures totaling $1.2 million and $3.1 million have been made during the three and six month period ended June 30, 1999, respectively, while a total of $1.6 million in expenditures were made during the year ended December 31, 1998.

     The primary source of funds for all costs to be incurred and expenditures to be made is expected to be provided by Covance's operating cash flows.

     RISKS OF YEAR 2000 PROBLEMS. Worst-case scenarios resulting from Year 2000 problems deemed by Covance to be most reasonably likely include the following:

   - loss of power and other utility services which could result in disruption to existing and future studies generally;

   - harm to specimens and test samples used in studies and an adverse impact on the health and well being of the animals;

   - inability to obtain timely and sufficient supplies of reagents, lab ware or animal feed, which could result in the inability to perform existing and future laboratory and central laboratory studies and an adverse impact on the health and well being of the animals;

   - computer hardware, software and embedded technology failure which could disrupt Covance's equipment, systems and networks resulting in an inability to perform existing and future studies and/or an adverse impact on the health and well being of patients;

   - the loss of voice and data telecommunications capabilities, which could result in an inability for Covance to internally communicate or to communicate with, among others, its clients and investigational sites; and

   - the inability of Covance's third party investigational sites to become Year 2000 compliant, which could result in the loss to Covance of their services.

     Any one or more of these or other events could result in business slowdowns or suspensions, subject Covance to liability for breach of contract or personal injury and have a material adverse effect on our business, financial condition, results of operations and cash flows could result.

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

     CONTINGENCY YEAR 2000 PLANS. Covance has developed and is continuing to develop contingency plans for handling these critical areas in the event remediation is unsuccessful. Contingency plans include:

   -   the utilization of back-up generators for power supply;

   - identifying alternative suppliers for reagents, animal feed and other supplies as well as stockpiling significant quantities of such supplies in advance of the year 2000;

   - porting from one long distance carrier to another and utilizing cell phones and call access cards when available; and

   - manning interactive voice response system phones with staff and manually randomizing systems on paper to ensure the continued validity of studies.

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

     FORWARD LOOKING STATEMENTS. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS IN CERTAIN OTHER PARTS OF THIS QUARTERLY REPORT ON FORM 10-Q CONTAIN STATEMENTS THAT LOOK FORWARD IN TIME. THESE STATEMENTS ARE FORWARD LOOKING STATEMENTS MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, FUTURE EVENTS OR PERFORMANCE, EXPECTATIONS, PREDICTIONS, AND ASSUMPTIONS AND OTHER STATEMENTS WHICH ARE NOT STATEMENTS OF HISTORICAL FACTS. ALL OUR FORWARD LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND MAY BE EFFECTED BY RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THOSE STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE:

   - COVANCE'S ABILITY TO IDENTIFY AND CORRECT ALL RELEVANT COMPUTER CODES AND EMBEDDED CHIPS;

   - COVANCE'S ABILITY TO ATTRACT AND RETAIN QUALIFIED INFORMATION TECHNOLOGY PERSONNEL TO ADDRESS AND REMEDIATE YEAR 2000 PROBLEMS;

    - THE AVAILABILITY OR AFFORDABILITY OF ALTERNATIVE SOURCES FOR CRITICAL SUPPLIES AND SERVICES; o THE EFFECT OF THE YEAR 2000 PROBLEM ON COVANCE'S SUPPLIERS, CUSTOMERS AND OTHER THIRD PARTIES; o COVANCE'S ABILITY TO ESTIMATE COSTS OF YEAR 2000 REMEDIATION AND PREDICT PROBLEMS AND COSTS THAT MIGHT ARISE WITH RESPECT TO YEAR 2000 ISSUES; AND

   - COVANCE'S ABILITY TO ADDRESS OTHER YEAR 2000 ISSUES, AND RISKS AND UNCERTAINTIES SET FORTH IN COVANCE'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING WITHOUT LIMITATION ITS ANNUAL REPORT ON FORM 10-K.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of Covance was held on April 27, 1999, pursuant to notice.

         The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted on at the meeting:


                                               NUMBER OF         NUMBER OF
                PROPOSAL                       VOTES FOR       VOTES WITHHELD
                -------                        ---------       --------------

To elect three members to the Covance Class
II Board of Directors:
     J. Randall MacDonald                      49,847,939         212,646
     Kathleen G. Murray                        49,856,674         203,911
     William C. Ughetta                        49,850,684         209,901



                                               NUMBER OF               NUMBER OF           NUMBER OF           NUMBER OF BROKER
                PROPOSAL                       VOTES FOR             VOTES AGAINST        ABSTENTIONS              NON-VOTES
                -------                        ---------             -------------        -----------          ----------------

To approve the 1998 Non-Employee
Directors' Stock Option Plan and the
Deferred Stock Unit Plan for
Non-Employee Members of the Board of
Directors.                                     39,781,477               4,795,803            492,267                 4,991,038



To approve an amendment to the
Employee Equity  Participation Plan
increasing the number of shares of
Common Stock of Covance issuable pursuant
to the Employee Equity Participation
Plan from 6,000,000 to
12,000,000 and increasing the term of
the plan by a period of four years.             28,275,575             16,072,165            783,381                 4,929,464



To ratify the appointment of
PricewaterhouseCoopers as independent
auditors of Covance for the fiscal year
ending December 31, 1999.                       49,889,641                 59,109            111,835


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         (1) Exhibit 27 - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

     During the three month period ended June 30, 1999, two reports on Form
8-K were filed. The first, dated May 4, 1999, was filed reporting Covance's announcement on April 29, 1999 of an Agreement and Plan of Merger between Covance and Parexel International Corporation. The second, dated June 25, 1999, was filed reporting Covance's announcement on June 25, 1999 of the termination of the proposed merger with Parexel International Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                COVANCE INC.

Dated: July 30, 1999                  By:   /s/ CHRISTOPHER A. KUEBLER
                                           ---------------------------
                                                Christopher A. Kuebler
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                                             DATE

/s/ CHRISTOPHER A. KUEBLER
----------------------------
    Christopher A. Kuebler          Chairman of the Board, President                             July 30, 1999
                                    and Chief Executive Officer
                                    (Principal Executive Officer)

/S/ CHARLES C. HARWOOD, JR.
-----------------------------
    Charles C. Harwood, Jr.         Corporate Senior Vice President                              July 30, 1999
                                    and Chief Financial Officer
                                    (Principal Financial Officer)

/S/ MICHAEL GIANNETTO
-----------------------------
    Michael Giannetto               Corporate Vice President                                     July 30, 1999
                                    and Controller
                                    (Principal Accounting Officer)


                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           ------------
27                Financial Data Schedule (for SEC use only)