Form 10-Q
period 1999-09-30
COVANCE INC
filed 1999-11-08
CIK 1023131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1999
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
      ________________________ to ________________________



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

As of October 22, 1999, the Registrant had 58,380,554 shares of Common Stock outstanding.

                                  COVANCE INC.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                                 PAGE
                                                                                                                 ----


     PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

       Consolidated Balance Sheets--September 30, 1999 and December 31, 1998...............................        3

       Consolidated Statements of Income--Three and Nine months ended September 30, 1999 and 1998..........        4

       Consolidated Statements of Cash Flows--Nine months ended September 30, 1999 and 1998................        5

       Notes to Consolidated Financial Statements.........................................................         6


     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......         9

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................................        16


     PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K............................................................        17



     SIGNATURE PAGE.......................................................................................        18

                          COVANCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

         (DOLLARS IN THOUSANDS)                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                 1999              1998
                                                                                 -----             -----
                                                                            (UNAUDITED)
         ASSETS
         Current Assets:
             Cash and cash equivalents.................................          $ 12,398         $ 19,263
             Accounts receivable, net...................................          144,266          139,145
             Unbilled services..........................................           64,806           41,589
             Inventory..................................................           25,840           26,726
             Deferred income taxes......................................            9,814            9,671
             Prepaid expenses and other assets..........................           43,733           38,095
                                                                                 --------         --------
                Total Current Assets....................................          300,857          274,489
         Property and equipment, net....................................          290,907          237,587
         Goodwill, net..................................................           85,699           71,999
         Other assets...................................................           13,496            9,340
                                                                                 --------         --------
                Total Assets............................................         $690,959         $593,415
                                                                                 ========         ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current Liabilities:
             Accounts payable...........................................         $ 26,722         $ 33,381
             Accrued payroll and benefits...............................           35,137           41,505
             Accrued expenses and other liabilities.....................           52,124           39,117
             Unearned revenue...........................................           57,557           60,226
             Short-term debt............................................           13,000           13,000
             Income taxes payable.......................................            2,575            5,772
                                                                                 --------         --------
                Total Current Liabilities...............................          187,115          193,001
         Long-term debt.................................................          209,167          149,909
         Deferred income taxes..........................................           14,083           12,416
         Other liabilities..............................................           12,440           13,074
                                                                                 --------         --------
                Total Liabilities.......................................          422,805          368,400
                                                                                 --------         --------
         Commitments and Contingent Liabilities

         Stockholders' Equity:
             Common Stock - Par value $0.01 per share; 140,000,000 shares authorized 58,875,554 and 58,417,536 shares issued and outstanding at September 30, 1999 and December 31, 1998,
             respectively...............................................              589              584
             Paid-in capital............................................           92,006           75,853
             Retained earnings..........................................          179,433          146,372
             Accumulated other comprehensive income--
                   Cumulative translation adjustment....................           (3,874)           2,206
                                                                                 --------         --------
                Total Stockholders' Equity..............................          268,154          225,015
                                                                                 --------         --------
                Total Liabilities and Stockholders' Equity..............         $690,959         $593,415
                                                                                 ========         ========

       The accompanying notes are an integral part of these consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30                   SEPTEMBER 30
                                                     -------------------            -------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)       1999           1998           1999           1998
                                                -----------     ----------     ----------     ----------
Net revenues.................................    $  198,920      $ 182,187     $  624,612      $ 532,785

Cost and expenses:
    Cost of revenue..........................       134,643        119,366        416,979        351,433
    Selling, general and administrative......        28,912         29,058         97,106         85,395
    Depreciation and amortization............        12,243          9,488         35,035         27,066
    Restructuring charge.....................         7,719             --          7,719             --
    Merger-related costs.....................            --             --          5,249             --
                                                -----------     ----------     ----------     ----------
        Total................................       183,517        157,912        562,088        463,894
                                                -----------     ----------     ----------     ----------
Income from operations.......................        15,403         24,275         62,524         68,891
                                                -----------     ----------     ----------     ----------

Other expense, net:
    Interest expense, net....................         2,682          1,787          7,087          5,290
    Other expense............................           (22)            16             59            203
                                                -----------     ----------     ----------     ----------
        Other expense, net...................         2,660          1,803          7,146          5,493
                                                -----------     ----------     ----------     ----------
Income before taxes and equity investee
    results..................................        12,743         22,472         55,378         63,398
Taxes on income..............................         5,037          9,329         22,317         26,577
Equity investee loss.........................            --             80             --            438
                                                -----------     ----------     ----------     ----------

Net income...................................   $     7,706     $   13,063     $   33,061     $   36,383
                                                ===========     ==========     ==========     ==========



Basic earnings per share.....................      $   0.13       $   0.22        $  0.56       $   0.63

Weighted average shares outstanding - basic..    58,946,003     58,154,402     58,753,481     57,961,092


Diluted earnings per share...................       $  0.13       $   0.22        $  0.56       $   0.62

Weighted average shares outstanding - diluted    59,033,962     59,010,297     59,332,078     58,539,706


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                            NINE  MONTHS  ENDED  SEPTEMBER 30
                                                                            ---------------------------------
         (DOLLARS IN THOUSANDS)                                                1999                 1998
                                                                            ---------           --------
         Cash flows from operating activities:
         Net income............................................             $  33,061           $ 36,383
         Adjustments to reconcile net income to net cash provided
             by operating activities:
             Depreciation and amortization.......................              35,035             27,066
             Restructuring reserve, net of cash paid.............               7,282                 --
             Stock issued under employee benefit and stock
               compensation plans................................               6,501              5,843
             Deferred income tax provision.......................               1,524              1,145
             Other...............................................                  94                454
             Changes in operating assets and liabilities:
               Accounts receivable...............................              (5,121)           (25,496)
               Unbilled services.................................             (23,217)           (16,629)
               Inventory.........................................                 886             (5,678)
               Accounts payable..................................              (6,659)             5,645
               Accrued liabilities...............................                (643)               520
               Unearned revenue..................................              (2,669)            (1,268)
               Income taxes payable..............................              (3,197)             9,534
               Other assets and liabilities, net................               (9,230)            (8,209)
                                                                            ---------           --------
         Net cash provided by operating activities...............              33,647             29,310
                                                                            ---------           --------
         Cash flows from investing activities:
             Capital expenditures................................             (90,091)           (46,037)
             Acquisition of businesses...........................             (16,830)                --
             Other, net..........................................                 635                122
                                                                            ---------           --------
         Net cash used in investing activities...................            (106,286)           (45,915)
                                                                            ---------           --------
         Cash flows from financing activities:
             Proceeds from long-term debt........................              60,000                 --
             Repayments of long-term debt........................                  --             (5,000)
             Stock issued under employee stock purchase and
               option plans......................................               5,774              5,053
                                                                            ---------           --------
         Net cash provided by financing activities...............              65,774                 53
                                                                            ---------           --------
         Net change in cash and cash equivalents.................              (6,865)           (16,552)
         Cash and cash equivalents, beginning of period..........              19,263             28,027
                                                                            ---------           --------
         Cash and cash equivalents, end of period................            $ 12,398           $ 11,475
                                                                            =========           ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have not been audited and are subject to such year-end adjustments as may be considered appropriate. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 1998, 1997 and 1996 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

     PREPAID EXPENSES AND OTHER ASSETS

     Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in net revenues or expenses since such fees are granted by customers on a "pass-through" basis without risk or reward to Covance. Amounts receivable from customers in connection with billed and unbilled investigator fees and out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $29.3 million and $27.3 million at September 30,1999 and December 31, 1998, respectively.

     EARNINGS PER SHARE

     Earnings per share has been calculated in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, EARNINGS PER SHARE. In computing diluted earnings per share for the three months ended September 30, 1999 and 1998, the denominator was increased by 87,959 shares and 855,895 shares, respectively, and for the nine months ended September 30, 1999 and 1998, the denominator was increased by 578,597 shares and 578,614 shares, respectively, representing the dilution of stock options outstanding at September 30, 1999 and 1998 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

     COMPREHENSIVE INCOME

     Comprehensive income has been calculated in accordance with FASB Statement No. 130, REPORTING COMPREHENSIVE INCOME. Covance has determined total comprehensive income to be $10.0 million and $15.9 million for the three months ended September 30, 1999 and 1998, respectively, and $27.0 million and $38.0 million for the nine months ended September 30, 1999 and 1998, respectively. Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

     SEGMENT REPORTING

     Covance reports information about its operating segments and related disclosures about products, services, geographic areas and major customers in accordance with FASB Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. See Note 7 for segment disclosure.

                          COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

3.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest for the nine months ended September 30, 1999 and 1998 totaled $4.8 million and $5.8 million, respectively. Cash paid for income taxes for the nine months ended September 30, 1999 and 1998 totaled $22.0 million and $18.1 million, respectively.


4.   ACQUISITIONS

     During the nine month period ended September 30, 1999, Covance paid approximately $16.8 million in contingent purchase price associated with two of its 1996 acquisitions, consisting primarily of payments totaling approximately $15.8 million in connection with its purchase of Health Technology Associates, Inc. The goodwill associated with this acquisition aggregated $29.5 million.


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


6.   RESTRUCTURING

     In order to improve its global competitiveness, better optimize capacity utilization and enhance quality and service worldwide, Covance has consolidated its regionally based Phase III clinical services under one global management structure and formed a unified sales force for its clinical development, central laboratory, packaging and other related clinical support services. Primarily in connection with these actions, in the third quarter of 1999, Covance recorded a pre-tax restructuring charge of $7.7 million ($4.6 million net of tax) consisting primarily of $6.5 million in severance and related benefits arising from the elimination of approximately 165 managerial and staff positions. As of September 30, 1999 approximately $0.4 million has been paid, while the remaining $7.3 million has been accrued and is included in accrued expenses and other liabilities in the Consolidated Balance Sheet.


7.   SEGMENT INFORMATION

     Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's preclinical and Phase I clinical service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance's clinical development, clinical support, biomanufacturing and product launch capabilities, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug's commercial potential.

                          COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

     The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues and operating income for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                              EARLY              LATE-STAGE
                                                           DEVELOPMENT           DEVELOPMENT              TOTAL
                                                           -----------           -----------              -----
     (DOLLARS IN THOUSANDS)
     THREE MONTHS ENDED SEPTEMBER 30, 1999
        Net revenues from external customers              $   67,971             $  130,949        $  198,920
        Operating income                                      12,068 (a)             11,054 (a)        23,122 (a)

     THREE MONTHS ENDED SEPTEMBER 30, 1998
        Net revenues from external customers                  61,362                120,825           182,187
        Operating income                                      10,035                 14,240            24,275

     NINE  MONTHS ENDED SEPTEMBER 30, 1999
        Net revenues from external customers                 202,863                421,749           624,612
        Operating income                                      31,355 (a)             44,137 (a)        75,492 (a)

     NINE  MONTHS ENDED SEPTEMBER 30, 1998
        Net revenues from external customers                 180,048                352,737           532,785
        Operating income                                      27,702                 41,189            68,891


     -----------------
     (a) Excludes special charges recorded during the three and nine months ended September 30, 1999, as follows: (1) Third quarter restructuring charge totaling $7,719 ($4,631 after tax); (2) Second quarter 1999 merger related charge totaling $5,249 ($3,150 after tax).


8.   SUBSEQUENT EVENT

     During September 1999, the Board of Directors authorized the repurchase of up to 5% or 3.0 million shares of Covance's outstanding common stock in open market transactions, subject to business and market conditions and other factors. In early October 1999, Covance repurchased a total of 495,000 shares at a total cost of approximately $4.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


OVERVIEW

     Covance is a leading contract research organization providing a wide range of integrated product development services on a worldwide basis to the pharmaceutical, biotechnology and medical device industries. In addition, and to a lesser extent, Covance provides services such as health economics and outcomes for managed care organizations, hospitals and other health care providers and laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two segments for financial reporting purposes: early development services (includes preclinical and Phase I clinical); and late-stage development services (includes clinical development, clinical support, biomanufacturing and product launch). Covance believes it is one of the largest biopharmaceutical contract research organizations, based on 1998 annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed in part to reduce product development time. This enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998. Net revenues increased 9.2% to $198.9 million for the three months ended September 30, 1999 from $182.2 million for the corresponding 1998 period. Excluding the impact of acquisitions and foreign exchange rate variances between both periods, net revenues increased 8.2%. Net revenues from Covance's late-stage development services grew 8.4%, or 8.0% excluding the impact of acquisitions and foreign exchange rate variances between both periods. The slowdown in growth in the late-stage development segment was the result of a slowdown in large clinical orders, the impact of a major contract cancellation due to molecule performance and a significant reduction in scope of another large program due to sponsor funding pressures. The slowdown in clinical development was compounded by a leveling off of growth in central laboratory services. Net revenues from Covance's more mature early development services grew 10.8%, or 8.6% excluding the impact of acquisitions and foreign exchange rate variances between both periods.

     Cost of revenue increased 12.8% to $134.6 million for the three months ended September 30, 1999 from $119.4 million for the corresponding 1998 period primarily as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, was 67.7% and 65.5% for the three month periods ended September 30, 1999 and 1998, respectively. The increase in cost of revenue as a percentage of net revenues is due to the softness in revenue discussed above coupled with the relative fixed nature of certain costs.

     Overall, selling, general and administrative expense decreased 0.5% to $28.9 million for the three months ended September 30, 1999 from $29.1 million for the corresponding 1998 period. As a percentage of net revenues, selling, general and administrative expense decreased to 14.5% for the three months ended September 30, 1999 from 15.9% for the corresponding 1998 period. This decrease is attributable to a reduction in certain variable administrative expenses, including recruitment, relocation and variable compensation.

     Depreciation and amortization increased 29.0% to $12.2 million or 6.2% of net revenues for the three months ended September 30, 1999 from $9.5 million or 5.2% of net revenues for the corresponding 1998 period, due to the goodwill amortization associated with the November 1998 acquisitions of Berkeley Antibody Company, Inc. and GDXI, Inc. and the contingent purchase price payments made in 1999 for two acquisitions completed in 1996, and increased depreciation expense associated with capital expenditures.

     In order to improve its global competitiveness, better optimize capacity utilization and enhance quality and service worldwide, Covance has consolidated its regionally based Phase III clinical services under one global management structure and formed a unified sales force for its clinical development, central laboratory, packaging and other related clinical support services. Primarily in connection with these actions, in the third quarter of 1999, Covance recorded a pre-tax restructuring charge of $7.7 million ($4.6 million net of tax) consisting primarily of $6.5 million in severance and related benefits arising from the elimination of approximately 165 managerial and staff positions. Severance payments have begun and will continue into 2000.

     Inclusive of the $7.7 million restructuring charge recorded in September 1999, income from operations decreased 36.5% to $15.4 million for the three months ended September 30, 1999 from $24.3 million for the corresponding 1998 period. Excluding the impact of the restructuring charge, income from operations decreased 4.7% to $23.1 million, or 11.6% of net revenues, from $24.3 million, or 13.3% of net revenues for the corresponding 1998 period. The reduction in operating income as a percentage of net revenues is primarily attributable to the increase in cost of sales as a percentage of net revenues and the increase in depreciation and amortization. Excluding the impact of the restructuring charge, income from operations from Covance's early development segment increased $2.1 million or 20.3% to $12.1 million for the three months ended September 30, 1999 from $10.0 million for the corresponding 1998 period. Excluding the impact of the restructuring charge, income from operations from Covance's late-stage development segment declined $3.1 million or 22.4% to $11.1 million for the three months ended September 30, 1999 from $14.2 million for the corresponding 1998 period. The reduction in late-stage development operating income was due to the softness in clinical development and central laboratory services discussed above.

     Other expense increased $0.9 million to $2.7 million for the three months ended September 30, 1999 from $1.8 million for the corresponding 1998 period, primarily due to an increase in interest expense.

     Covance's effective tax rate for the three months ended September 30, 1999 decreased to 39.5% from 41.5% for the corresponding 1998 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period due to the changes in the geographic distribution of its pre-tax earnings.

     Inclusive of the $7.7 million after tax impact of the restructuring charge, net income decreased 41.0% to $7.7 million for the three months ended September 30, 1999 from $13.1 million for the corresponding 1998 period. Excluding the after tax impact of the restructuring charge, net income decreased 5.6% or $0.7 million to $12.3 million.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998. Net revenues increased 17.2% to $624.6 million for the nine months ended September 30, 1999 from $532.8 million for the corresponding 1998 period. Excluding the impact of acquisitions and foreign exchange rate variances between both periods, net revenues increased 15.2%. Net revenues from Covance's late-stage development services grew 19.6%, or 18.0% excluding the impact of acquisitions and foreign exchange rate variances between both periods. The slowdown in growth in the late-stage development segment was the result of a slowdown in large clinical orders, the impact of a major contract cancellation due to molecule performance and a significant reduction in scope of another large program due to sponsor funding pressures. The slowdown in clinical development was compounded by a leveling off of growth in central laboratory services. Net revenues from Covance's more mature early development services grew 12.7%, or 9.9% excluding the impact of acquisitions and foreign exchange rate variances between both periods.

     Cost of revenue increased 18.7% to $417.0 million for the nine months ended September 30, 1999 from $351.4 million for the corresponding 1998 period, primarily as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, was 66.8% and 66.0% for the nine months ended September 30, 1999 and 1998, respectively.

     Overall, selling, general and administrative expense increased 13.7% to $97.1 million for the nine months ended September 30, 1999 from $85.4 million for the corresponding 1998 period. As a percentage of net revenues, selling, general and administrative expense was 15.5% and 16.0% for the nine months ended September 30, 1999 and 1998, respectively. The decrease in selling, general and administrative expense as a percentage of net revenues is a result of a reduction in certain variable administrative expenses.

     Depreciation and amortization increased 29.4% to $35.0 million or 5.6% of net revenues for the nine months ended September 30, 1999 from $27.1 million or 5.1% of net revenues for the corresponding 1998 period, due to the goodwill amortization associated with the November 1998 acquisitions of Berkeley Antibody Company, Inc. and GDXI, Inc. and the contingent purchase price payments made in 1999 for two acquisitions completed in 1996, and increased depreciation expense associated with capital expenditures.

     In order to improve its global competitiveness, better optimize capacity utilization and enhance quality and service worldwide, Covance has consolidated its regionally based Phase III clinical services under one global management structure and formed a unified sales force for its clinical development, central laboratory, packaging and other related clinical support services. Primarily in connection with these actions, in the third quarter of 1999, Covance recorded a pre-tax restructuring charge of $7.7 million ($4.6 million net of tax) consisting primarily of $6.5 million in severance and related benefits arising from the elimination of approximately 165 managerial and staff positions. Severance payments have begun and will continue into 2000.

     Inclusive of a $5.2 million one-time merger-related charge incurred in connection with the termination of the proposed merger with Parexel in June 1999, and the $7.7 million restructuring charge recorded in September 1999, income from operations decreased 9.2% to $62.5 million for the nine months ended September 30, 1999 from $68.9 million for the corresponding 1998 period. Excluding the impact of the one-time merger-related charge and the restructuring charge, income from operations increased 9.6% to $75.5 million, or 12.1% of net revenues, from $68.9 million or 12.9% of net revenues for the corresponding 1998 period. The reduction in operating income as a percentage of net revenues is attributable to the increase in cost of sales as a percentage of net revenues and the increase in depreciation and amortization. Excluding the impact of the one-time merger-related charge and the restructuring charge, income from operations from Covance's early development segment increased $3.7 million or 13.2% to $31.4 million for the nine months ended September 30, 1999 from $27.7 million for the corresponding 1998 period. Excluding the impact of the one-time merger-related charge and the restructuring charge, income from operations from Covance's late-stage development segment increased $2.9 million or 7.2% to $44.1 million for the nine months ended September 30, 1999 from $41.2 million for the corresponding 1998 period. The reduction in the growth of late-stage development operating income was due to the softness in clinical development and central laboratory services discussed above.

     Other expense increased $1.7 million to $7.1 million for the nine months ended September 30, 1999 from $5.5 million for the corresponding 1998 period, due to an increase in interest expense.

     Covance's effective tax rate for the nine months ended September 30, 1999 decreased to 40.3% from 41.9% for the corresponding 1998 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period due to the changes in the geographic distribution of its pre-tax earnings.

     Inclusive of the after tax impact of both the $5.2 million one-time merger-related charge and the $7.7 million restructuring charge, net income decreased 9.1% to $33.1 million for the nine months ended September 30, 1999 from $36.4 million for the corresponding 1998 period. Excluding the after tax impact of the one-time merger-related charge and the restructuring charge, net income increased 12.3% or $4.5 million to $40.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Management believes that a combination of borrowing under its long-term revolving credit facility, cash generated from operations and capital that Covance believes could be made available to it from other credit sources if required, will provide Covance with sufficient financial flexibility and ready access to cash on both a short-term and a long-term basis to fund, as required, capital expenditures, potential future acquisitions and other longer-term growth opportunities. At September 30, 1999, there was $200.0 million of outstanding borrowings and $11.3 million of outstanding letters of credit, with a remaining availability of $38.7 million under Covance's long-term revolving credit facility. Interest on all outstanding borrowings under Covance's long-term revolving credit facility during the first nine months of 1999 was computed based upon the London Interbank Offered Rate plus a margin and approximated 5.35% per annum.

     At September 30, 1999, Covance Biotechnology Services Inc. ("Covance Biotechnology") had $3.0 million in short-term debt outstanding with the North Carolina Biotechnology Center. This debt matures in December 1999 and is guaranteed by Covance. In addition, Covance Biotechnology has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of September 30, 1999. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under its long-term credit facility and is guaranteed by Covance.

     In October 1997, a foreign subsidiary of Covance borrowed 13.5 million Swiss Francs from a bank. This loan bears interest at a fixed rate of 2.9% per annum and matures in October 2000. In connection with the loan, Covance provided a letter of credit in favor of the lender which may be drawn upon in event of default.

     During the nine months ended September 30, 1999, Covance's operations provided net cash of $33.6 million, an increase of $4.3 million from the corresponding 1998 period. Cash flows from net earnings adjusted for non-cash activity provided $83.5 million for the nine months ended September 30, 1999, up $12.6 million or 17.8% from the corresponding 1998 period. The change in net operating assets used $49.8 million and $41.6 million in cash during the nine months ended September 30, 1999 and 1998, respectively, primarily due to an increase in accounts receivable and unbilled services during both periods.

     Working capital was $113.7 million at September 30, 1999, an increase of $32.3 million from December 31, 1998. Aggregate accounts receivable and unbilled services at September 30, 1999 of $209.1 million were up $28.3 million or 15.7% from the December 31, 1998 level of $180.7 million. Covance's ratio of current assets to current liabilities was 1.61 at September 30, 1999 and 1.42 at December 31, 1998.

     Investing activities for the nine months ended September 30, 1999 used $106.3 million compared to $45.9 million for the corresponding 1998 period. Investing activities for the nine months ended September 30, 1999 included cash payments of contingent purchase price totaling approximately $16.8 million in connection with two of Covance's 1996 acquisitions. Capital spending for the first nine months of 1999 totaled $90.1 million, primarily for outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees, as well as the purchase of Covance's new North American packaging facility, compared to $46.0 million for the corresponding 1998 period.

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

YEAR 2000 ISSUES

     Information systems are an integral part of the services and products Covance provides. Covance has formed a group, led by its Year 2000 Project Director, working periodically with a steering committee of executives from Covance and individually with members of such committee, to implement Covance's Year 2000 assessment and remediation plan. This plan approached the Year 2000 problem from an internal, supplier and customer perspective. Presently, there are approximately 52 full-time employee equivalents who are dedicated to the Year 2000 project. This Year 2000 plan is being executed under the guidance of Covance's senior management, including the Chief Executive Officer and the Board of Directors. Specifically, the General Manager and Group President of each applicable business location manage the Year 2000 plan at an operational level. In addition, other executives of Covance, including the Chief Executive Officer, the Chief Financial Officer and/or Controller and the General Counsel periodically review each business location concerning the Year 2000 readiness of the location. The Board of Directors also periodically reviews with Covance's management the progress under the Year 2000 plan.

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

     In the validation phase of the Year 2000 plan, remediated systems are required to be tested and the testing to be documented. In addition, systems deemed compliant in the evaluation phase are required to be documented as are vendor and supplier systems. The validation phase has been substantially completed for business critical systems.

     The final phase of the Year 2000 plan is the implementation phase where remediated systems, which have undergone and completed validation, are put into operational use and observed for interaction with other aspects and components of systems that may or may not be related to the Year 2000 issue to ensure that they function as intended. This phase is 98% completed for internal business critical systems and is scheduled to be completed for business critical systems by December 1999.

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

     Covance currently estimates that the costs of internal payroll, external consultants and the net book value of equipment to be replaced, amounts that have and will be expensed as incurred, will total between $9.0 million and $10.0 million over the three year period ending December 31, 2000. Of these amounts, a total of $1.5 million and $4.8 million has been incurred and expensed during the three and nine month periods ended September 30, 1999, respectively, while a total of $2.3 million was incurred and expensed during the year ended December 31, 1998.

     Covance currently estimates that the cost of new hardware, software and other equipment to be acquired in replacement of existing non-Year 2000 compliant hardware, software and other equipment, will total between $7.1 million and $8.0 million. These amounts will be capitalized and depreciated over the useful lives of the related assets and will primarily be incurred over the two year period ending December 31, 1999. Of these amounts, capitalizable expenditures totaling $0.6 million and $3.7 million have been made during the three and nine month period ended September 30, 1999, respectively, while a total of $1.6 million in expenditures were made during the year ended December 31, 1998.

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

     CONTINGENCY YEAR 2000 PLANS. Covance has developed contingency plans for handling these critical areas in the event remediation is unsuccessful. Contingency plans include:

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

     While the development of contingency plans has been substantially completed, contingency plans themselves are subject to variables and uncertainties. Therefore, we cannot assure you that Covance will correctly anticipate the level, impact or duration of non-compliance of computer hardware, software, systems or suppliers. We also cannot assure you that we will correctly anticipate the vendors or service providers which may supply inaccurate information to Covance or otherwise be unable to provide their service or product free of defect or disruption arising from Year 2000 problems. We also cannot assure you that our contingency plans will be adequate. Thus, there can be no assurance that the Year 2000 problem, even after giving effect to the implementation of applicable contingency plans, will not happen and this occurrence could have a material adverse impact on Covance's business, financial condition, results of operations and cash flows.

     FORWARD LOOKING STATEMENTS. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS IN CERTAIN OTHER PARTS OF THIS QUARTERLY REPORT ON FORM 10-Q CONTAIN STATEMENTS THAT LOOK FORWARD IN TIME. THESE STATEMENTS ARE FORWARD LOOKING STATEMENTS MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, FUTURE EVENTS OR PERFORMANCE, EXPECTATIONS, PREDICTIONS, AND ASSUMPTIONS AND OTHER STATEMENTS WHICH ARE NOT STATEMENTS OF HISTORICAL FACTS. ALL OUR FORWARD LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND MAY BE EFFECTED BY RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THOSE STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE:

    - COVANCE'S ABILITY TO IDENTIFY AND CORRECT ALL RELEVANT COMPUTER CODES AND EMBEDDED CHIPS;

    - COVANCE'S ABILITY TO ATTRACT AND RETAIN QUALIFIED INFORMATION TECHNOLOGY PERSONNEL TO ADDRESS AND REMEDIATE YEAR 2000 PROBLEMS;

    - THE AVAILABILITY OR AFFORDABILITY OF ALTERNATIVE SOURCES FOR CRITICAL SUPPLIES AND SERVICES;

    - THE EFFECT OF THE YEAR 2000 PROBLEM ON COVANCE'S SUPPLIERS, CUSTOMERS AND OTHER THIRD PARTIES;

    - COVANCE'S ABILITY TO ESTIMATE COSTS OF YEAR 2000 REMEDIATION AND PREDICT PROBLEMS AND COSTS THAT MIGHT ARISE WITH RESPECT TO YEAR 2000 ISSUES; AND

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         (1) Exhibit 10A - Severance Agreement and Release between Covance Inc. and James D. Utterback dated as of September 1, 1999.

         (2) Exhibit 10B - Employment Agreement between Christopher A. Kuebler and Covance Inc. dated as of May 13, 1999.

         (3)      Exhibit 27 - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     COVANCE INC.

Dated: November 8,1999              By:   /S/ CHRISTOPHER A. KUEBLER
                                          -------------------------------------
                                               Christopher A. Kuebler
                                               Chairman of the Board, President
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                      DATE


/s/ CHRISTOPHER A. KUEBLER
-------------------------------
    Christopher A. Kuebler          Chairman of the Board, President         November 8,1999
                                    and Chief Executive Officer
                                    (Principal Executive Officer)

/s/ CHARLES C. HARWOOD, JR.
-------------------------------
    Charles C. Harwood, Jr.         Corporate Senior Vice President          November 8,1999
                                    and Chief Financial Officer
                                    (Principal Financial Officer)

/s/ MICHAEL GIANNETTO
-------------------------------
    Michael Giannetto               Corporate Vice President                 November 8,1999
                                    and Controller
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT      DESCRIPTION

10A Severance Agreement and Release between Covance Inc. and James D. Utterback dated as of September 1, 1999.

10B Employment Agreement between Christopher A. Kuebler and Covance Inc. dated as of May 13, 1999.

27       Financial Data Schedule (for SEC use only)