Form 10-K
period 1999-12-31
COVANCE INC
filed 2000-03-03
CIK 1023131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Securities registered pursuant to Section 12(b) of the Act:

                                     Name of Each Exchange
      Title of Each Class             on Which Registered
--------------------------------  ---------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

As of February 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $881,647,657 (based on the closing price of the Company's Common Stock on the New York Stock Exchange on February 10, 2000 of $15.50).

As of February 10, 2000, the Registrant had 57,156,349 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive Proxy Statement is incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Covance Inc. is a leading contract research organization providing a wide range of product development services on a worldwide basis to the pharmaceutical, biotechnology and medical device industries. We also provide health economics and outcomes services for managed care organizations, hospitals and other health care providers and laboratory testing services to the chemical, agrochemical and food industries. The services Covance provides constitute two segments for financial reporting purposes: early development services which includes preclinical and Phase I clinical service capabilities, and late-stage development services which includes clinical development, clinical support, biomanufacturing and commercialization services. We believe Covance is one of the largest biopharmaceutical contract research organizations, based on annual net revenues, and one of a few that are capable of providing comprehensive global product development services.

    On May 13, 1996, the Board of Directors of Corning Incorporated approved a plan to distribute, in a tax free distribution to all Corning stockholders of record on December 31, 1996, all of the Company's outstanding Common Stock, and that of Quest Diagnostics Inc. The Distributions were effected as of the close of December 31, 1996 and Covance, as well as Quest, became an independent, publicly-traded company on such date.

    Most of the service offerings that constitute Covance's business were initially acquired by our former parent, Corning and later by Covance, as part of a strategy to create a global and full service product development company. Covance has continued to acquire certain capabilities by strategic acquisition as well as through in-house development. Our more recent acquisitions include our November 1998 acquisitions of GDXI, Inc., a company located in Reno, Nevada (now known as Covance Central Diagnostics Inc.), which provides centralized electrocardiogram analysis for clinical trials and Berkeley Antibody
Company, Inc. (now a subsidiary of Covance Research Products Inc.), a company located in Richmond, California, which provides contract services in custom antibody production, applied immunology, and custom animal research to support the medical device industry and preclinical evaluations.

    We maintain offices in 17 countries. Most recently we opened offices in Canada, Argentina, and Poland in 1997, and China in 1998.

CONTRACT RESEARCH ORGANIZATION INDUSTRY OVERVIEW

    The contract research organization industry provides independent product development services to the pharmaceutical, biotechnology and medical device industries. In general, contract research organizations derive substantially all of their revenue from the research, development and marketing expenditures of these industries. Full service contract research organizations design and manage preclinical and clinical and periapproval studies and trials, and provide health economics and outcome services. Contract research organizations may also provide other services including pharmaceutical packaging, central laboratory, biomanufacturing and other services required to develop and market new pharmaceutical and biotechnology products.

TRENDS AFFECTING THE CONTRACT RESEARCH ORGANIZATION INDUSTRY

    We believe that the outsourcing of drug development activities by pharmaceutical and biotechnology companies has been increasing and will continue to increase as a result of the factors described below.

    COST CONTAINMENT PRESSURES. Market forces and governmental initiatives have placed downward pressure on pharmaceutical and biotechnology companies' drug prices. We believe that the pharmaceutical industry is responding to these pressures by converting some of the fixed costs of maintaining research and development personnel and facilities to variable costs, which can be increased or decreased as needed, by outsourcing drug development activities to contract research organizations. Pharmaceutical companies may find that they do not have sufficient internal development resources when a large number of prospective drugs emerge from the research process and need to undergo development. These resource shortages increase demand for the services of contract research organizations. We also believe that many of these companies are attempting to shorten the new drug development cycle time by using contract research organizations, which may have greater expertise in a therapeutic area and/or offer greater efficiency at a lower cost. Please also see "Competition" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    MARKETPLACE GLOBALIZATION. Pharmaceutical and biotechnology companies are increasingly attempting to expand the market for new drugs by applying for regulatory approvals in multiple countries simultaneously rather than sequentially as they have in the past. We believe that contract research organizations with a global presence, such as Covance, will continue to benefit from these trends.

    REVENUE ENHANCEMENT THROUGH FASTER DRUG DEVELOPMENT. We believe that contract research organizations, by providing specialized development services, are often able to perform the needed services with a higher level of expertise or specialization, and more quickly than a pharmaceutical or biotechnology company could perform such services internally.

    PHARMACEUTICAL COMPANY CONSOLIDATION. Business combinations such as mergers and acquisitions by pharmaceutical companies present an opportunity for contract research organizations, as companies resulting from business combinations often seek to reduce costs. Once combined, many pharmaceutical companies aggressively manage costs by reducing jobs, decentralizing the research and development process and outsourcing to contract research organizations in an effort to reduce the fixed costs of internal drug development.

    INCREASINGLY STRINGENT REGULATION. Regulatory requirements throughout the world have become more stringent and there is a trend toward global standardization of these requirements. This has led to an increase in the need for broader, global regulatory expertise. We believe that the pharmaceutical and biotechnology industries are outsourcing to global contract research organizations to take advantage of their capabilities and geographic presence.

    THERAPEUTIC FOCUS. We believe that the economics of the marketplace require increased research and development expenditures as pharmaceutical and biotechnology companies become focused on innovative new products. These include drugs for an aging population and drugs for the treatment of chronic disorders and life threatening conditions. The development of therapies for chronic disorders, such as Alzheimer's disease or arthritis, requires complex clinical trials to demonstrate the therapies' effectiveness and to determine whether the drugs cause any long-term side effects. We believe that contract research organizations with the requisite therapeutic experience and the ability to manage complex trials will present an attractive development alternative for biopharmaceutical companies.

    INCREASING COMPETITIVE PRESSURES IN THE PHARMACEUTICAL INDUSTRY. A report issued in late 1998 by the accounting firm PricewaterhouseCoopers stated that if recent trends continue, the research and development costs of the top 20 pharmaceutical companies will more than double by the year 2005. If the growth in research and development budgets keeps pace with revenue growth, which PricewaterhouseCoopers believes is more likely, they conclude that research and development costs per drug will have to be reduced to provide their shareholders with the investment returns they have experienced through much of the 1990's. We believe that to meet these pressures, large pharmaceutical companies will have to develop drugs more quickly and less expensively and that should lead to an increasing reliance on the services of contract research organizations.

    BIOTECHNOLOGY INDUSTRY GROWTH. The United States biotechnology industry has grown rapidly over the last twelve years and is introducing new therapies which require regulatory approval. Many biotechnology companies do not have the necessary capital, equipment or personnel experience to conduct preclinical studies and clinical trials. Accordingly, many biotechnology companies have chosen to outsource to contract research organizations rather than expend significant time and resources to develop an internal preclinical or clinical development or biomanufacturing capability.

THE NEW DRUG DEVELOPMENT PROCESS--OVERVIEW

    Before a new drug may be marketed to the public, it must undergo extensive testing and regulatory review to determine that the drug has the required quality and is both safe and effective for its intended purpose. The drug development process and typical corresponding time periods for these processes in the United States are described below. Similar extensive testing and regulatory reviews are required in most countries throughout the world.

    PRECLINICAL RESEARCH--6 MONTHS TO 3 YEARS. IN VITRO, or test tube, and IN VIVO, or animal, studies are conducted to establish the basic pharmacokinetic effect and safety of a drug including the toxicity of the drug over a wide range of doses. Pharmacokinetics is the study of how a drug is metabolized or absorbed and digested in the body. Initially, acute, or short term, toxicology studies are conducted to ascertain any noxious characteristics of the drug. In the United States, if results warrant continuing development of the drug, the manufacturer, also known as the sponsor, will file an Investigational New Drug application, whereupon the United States Food and Drug Administration ("FDA") may grant permission to begin human trials. Human trials are also known as "clinical trials". Preclinical studies may continue after the start of clinical trials to determine the longer term effects of a drug.

    CLINICAL RESEARCH--3.5 TO 6 YEARS.

    - PHASE I--6 MONTHS TO 1 YEAR. This phase involves the initial basic safety and pharmacokinetic testing in approximately 20 to 100 human subjects, usually healthy volunteers in a closely monitored setting. These studies determine the side effect profile of the drug, how the drug works, how it is affected by other drugs, where it goes in the body, how long it remains active and how it is broken down and eliminated from the body.

    - PHASE II--1 TO 2 YEARS. This phase involves basic efficacy, or effectiveness, and dose-range testing in approximately 100 to 400 carefully selected patients suffering from the disease or condition under study. These studies help determine the best effective dose, confirm that the drug works as expected and provide additional safety data. The trials are typically well controlled and usually involve a placebo. A placebo is an identical dosage form such as a tablet or solution which lacks the active substance under investigation.

    - PHASE III--2 TO 3 YEARS. This phase involves efficacy and safety studies in broader populations of hundreds or thousands of patients at many investigational sites. Investigational sites are the places that enroll the patients participating in the trial, where the drug is provided and where progress is monitored. Investigators are physicians treating the patients enrolled in the study. These services may involve placebo-controlled trials, in which the new drug is compared with a placebo; controlled trials, in which the new drug is compared with one or more drugs with established safety and efficacy profiles in the same therapeutic category; or uncontrolled trials, where there is no comparison to a placebo or another drug. Generally, Phase III studies are intended to provide additional information on drug safety and efficacy, an evaluation of the risk-benefit relationship for the drug, and information for the adequate labeling of the product.

    NEW DRUG APPLICATION PREPARATION AND SUBMISSION. Upon completion of Phase III trials, the sponsor or contract research organization assembles the tabulated and statistically analyzed data from all phases of development into a single large document, called the New Drug Application in the United States. New Drug Applications are, on average, approximately 100,000 pages.

    REGULATORY REVIEW AND APPROVAL. At this stage, the regulatory agency will scrutinize data from all phases of development to confirm that the sponsor has complied with regulations and that the drug has the required quality and is safe and effective for the specific use, or indication, under study. Product labeling is also approved at this stage, which serves as a guideline to the sponsor about how its product can be promoted in the marketplace.

    TREATMENT INVESTIGATIONAL NEW DRUG--MAY SPAN LATE PHASE II, PHASE III AND FDA REVIEW. When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are limited or are of minimal value in the United States, the FDA may allow the manufacturer to make the new drug available to a larger number of patients through the regulated mechanism of a Treatment Investigational New Drug application. Although less scientifically rigorous than a controlled clinical trial, a Treatment Investigational New Drug Application may enroll and collect data from thousands of patients, which data provides short and long term safety information useful in defining the product's profile.

    POST-MARKETING SURVEILLANCE AND PHASE IV STUDIES--PERIAPPROVAL. United States Federal regulations require the sponsor to collect and periodically report to the FDA additional safety data on the drug for as long as the sponsor markets the drug. In some cases, it may be necessary to undertake an evaluation of specific aspects of safety. These are known as Phase IV studies and are sometimes referred to as post-marketing surveillance. If the drug is marketed outside the United States, these reports must include data from all countries in which the drug is sold. Additional studies may be undertaken after initial approval to find new uses for the drug or to test new dosage formulations. All of these studies are types of periapproval studies, or studies performed around or after a regulatory authority's approval to let the sponsors sell the drug commercially.

BUSINESS STRATEGY

    We believe we are one of the largest pharmaceutical and biotechnology contract research organizations, based on annual net revenues, and one of a few that are capable of providing comprehensive global product development services. Our strategy is to provide high quality, cost effective, integrated, comprehensive and innovative services to assist our pharmaceutical and biotechnology clients to develop, produce, obtain approval for and enhance the commercial success of their new therapeutic products worldwide. As this strategy unfolds, we will increasingly focus attention on customers who are biased towards development approaches that are flexible and innovative. We believe these customers would be more likely to use more than one of our services or retain us for a project that may involve more than one of our services.

    HIGH QUALITY, COST EFFECTIVE, INTEGRATED, COMPREHENSIVE AND INNOVATIVE SERVICES. We believe that contract research organizations capable of offering a full range of biopharmaceutical drug development and manufacturing services are better able to compete for three reasons: (1) a full range of services provides a client with the choice of using just one provider to secure all of the client's development needs; (2) an organization which can integrate these services can provide economies of scale and accelerate the development of the client's product through more comprehensive planning of the development process; and (3) early stage development provides the contract research organization with access to the client sooner in the development cycle and may promote the client's use of later stage development services.

    We strive to continually improve our existing services. We have implemented a total quality management system throughout our operations which assists us in our goal of producing error-free services on time and within the client's budget. Relatedly, we have piloted a customer satisfaction and loyalty initiative in connection with our Clinical Development Services that we intend to expand to our other service offerings. Furthermore, some of our United States and European subsidiaries have received ISO 9000 and 9001 certifications based on quality standards established by the International Standards Organization. The ISO 9000 standards define the international requirements for creating a quality assurance system that is intended to result in the provision of consistent service. We have also initiated a program designed to maximize customer satisfaction and loyalty.

    We also focus on providing our clients new, value-added services, including those that involve integrated services relying on multi-disciplinary teams drawn from our various operations. For instance, we are duplicating in the United States a strategic product development program developed in Europe that has successfully reduced the estimated time from preclinical testing to the first human studies using both preclinical and clinical expertise.

    Our new service offerings arise as a result of both "home-grown" activities and through strategic acquisitions and alliances. As examples of home-grown activities, we have invested in the creation of a multi-use biomanufacturing facility which became operational in 1997 and have created a clinical trial management system utilizing an interactive voice response system. We have also recently developed a Strategic Consulting Group which helps pharmaceutical companies assess a compound's potential and identify the best therapeutic indications and market position for a new drug candidate. As to recent acquisitions, we acquired our U.S. pharmaceutical packaging capabilities in 1995, European pharmaceutical packaging capabilities in 1996 and health and economics and outcomes capabilities in 1996. In addition, in 1998 we added centralized electrocardiogram analysis capabilities through the acquisition of GDXI, Inc. and we enhanced our custom animal research and antibody production capabilities through the acquisition of Berkeley Antibody Company, Inc.

    We expect to continue developing services internally and making strategic acquisitions that are complementary to our existing services and that will expand our ability to serve our clients. Complimentary businesses are those that will enhance our existing services either qualitatively or geographically, or add new services which can be integrated with our existing services.

    STREAMLINING THE DRUG DEVELOPMENT PROCESS. In 1999, as an outgrowth of its Clinical Trials Research and Development Group, Covance initiated eCRO Services, a group devoted to reducing the time and cost of clinical trials through the use of improved processes, better information, and technology based services such as internet-based applications. eCRO Services will also increase Covance's use of electronic data capture tools to facilitate real-time information gathering and data access during clinical trials. These tools, some of which Covance already uses, are intended to provide a method for more rapid data entry and query resolution during clinical trials, allowing Covance to reduce the cost of the data gathering process. We presently use electronic data capture to retrieve data directly from investigator sites.

    In 1997, we created the Covance Clinical Research Alliance to identify and form alliances with leading investigators and institutions throughout North America and Europe to accelerate the start of studies, to increase patient and data access and to improve the timeliness and quality of data. Over 60 member organizations, encompassing over two hundred active investigators in North America, are currently part of the Covance Investigator Alliance. Our management intends to continue to expand the number of Covance Investigator Alliance sites in North America, Europe and Asia.

    In continually examining ways to improve the drug developmental process, our information technology strategy is to capitalize on our proprietary computer systems by customizing them where appropriate for client specific requirements and incorporating new systems and technologies to meet changing demands in a timely and cost effective manner such as with eCRO Services. An example of an information technology development is our Trial Tracker(SM) Information Access System. This system provides clients with 24-hour access to study data, such as study patient enrollment progress, patient visit information, case report form status, serious adverse event experiences and other useful clinical trial information. Our drug supply management system based on interactive voice response system technology allows clients to more efficiently manage the distribution of their experimental compounds to investigational sites. In addition, we are pursuing the development and implementation of internet-based systems that may reduce the time and cost of clinical development. With respect to technical resources, we have over 400 information systems professionals working in 14 regional and 22 satellite information system centers. Virtually all of our employees, both domestic and international, as well as our file server and desktop computer systems, are connected by a wide area network that provides global access to the expertise, technologies and data contained in the regional information system centers. These systems help us provide integrated services and connect us to our clients.

    GEOGRAPHIC EXPANSION. We intend to continue our strategy of establishing new or enhancing existing operations in significant pharmaceutical and biotechnology markets. We expect this will occur as a result of internal growth and through strategic acquisitions. For example, in 1997, we opened new offices in Montreal, Canada, Buenos Aires, Argentina and Warsaw, Poland, and in 1998 we opened our Beijing, China office.

    We believe that it is becoming increasingly important to provide our full range of drug research and development services in all major and many developing pharmaceutical and biotechnology markets, especially given industry trends to conduct clinical trials in multiple countries simultaneously. Through our offices, regional monitoring sites, laboratories and manufacturing sites in over 38 locations in 17 different countries and field work in many other countries, we believe we are a leader among contract research organizations in our ability to deliver services globally. Currently, approximately 34% of our employees are based outside of the United States.

    Besides conducting studies in the Asia Pacific region, we are also focusing on increasing the number of clinical trials we conduct there. By working with various science and technology boards and local ministries, we are training local health professionals on western drug development regulations and procedures. For instance, we are continuing our collaboration with the Singapore National Science and Technology Board concerning the Singapore government's initiative to form the Asia Pacific Economic Cooperation Coordinating Center for Good Clinical Practice. Good Clinical Practice embodies the industry standards for the conduct of clinical research and development studies. We are currently teaching Good Clinical Practices to key physicians and investigators in select Chinese hospitals and clinical pharmacology centers. This training is expected to be expanded in future years to include Good Laboratory Practices and Good Manufacturing Practices.

SERVICES

    We provide a wide range of product development services on a worldwide basis to the pharmaceutical, biotechnology and medical device industries. We also provide health economics and outcomes services for managed care organizations, hospitals and other health care providers and laboratory testing services to the chemical, agricultural chemical and food industries. The services we provide constitute two segments for financial reporting purposes: early development, which includes preclinical and Phase I clinical service capabilities, and late-stage development, which includes clinical development, clinical support, biomanufacturing and commercialization services.

EARLY DEVELOPMENT

PRECLINICAL AND PHASE I CLINICAL SERVICES

    We have four major laboratories, located in Madison, Wisconsin and Vienna, Virginia in the United States and Harrogate, United Kingdom and Munster, Germany in Europe. We also have an administrative and sales office in Tokyo, Japan. The preclinical services offered are wide-ranging, and include:

    - IN VIVO toxicology studies which are studies of the toxic effects of drugs in animals;

    - genetic toxicology studies which include studies of the toxic effects of drugs on chromosomes, as well as on genetically modified mice; and

    - chemistry services that analyze the components of compounds.

    Our preclinical area has also been a source of innovation by introducing new technologies for client access to data, electronic animal identification, multimedia study reports and animal and test tube measures of induced cell proliferation, or reproduction. Our preclinical group also works closely with the Phase I and II operations of the Early Development and Clinical Development Services groups to minimize product development time and to provide clients with early data on the safety and efficacy of new molecules. This data allows clients to make an early decision about whether to continue, modify or cease their development programs.

    As part of our preclinical services, we have duplicated in the United States the Strategic Product Development ("SPD") program developed in Europe. This program has successfully reduced the time from preclinical testing to the first human studies. SPD involves an integrated process and team drawn from our preclinical and Phase I and II areas. In an SPD program, the compound is researched from initial preclinical evaluation through its first dosing in humans, including the filing and attainment of an Investigational New Drug application. The process includes all aspects of preclinical services including formulation and dose delivery testing, product metabolism, chemistry, toxicology and safety testing.

    We also provide purpose-bred animals for biomedical research. These research animals are required by pharmaceutical and biotechnology companies, university research centers and contract research organizations as part of their preclinical animal safety and efficacy testing. Through a variety of processes, technology and specifically constructed facilities, we are able to provide both purpose-bred and specific pathogen free animals that meet our clients' rigorous quality control requirements. A pathogen is a microbe or organism that causes disease. Although our preclinical research facilities maintain procedures in accordance with applicable government regulations and our own policies for the quarantine and handling of imported animals, including primates, there is a risk that these animals may be infected with diseases that may be harmful and even lethal to themselves and humans.

    We are also a provider of custom polyclonal and monoclonal antibody services and we own and operate a state-of-the-art antibody serum production facility that complies with both Good Manufacturing Practices and Good Laboratory Practices. Monoclonal antibodies recognize only one type of virus or bacteria, while polyclonal antibodies are a group of antibodies each of which recognize different parts of a virus or bacteria. In November 1998, we augmented this capability with the acquisition of Berkeley Antibody Company, Inc., which produces custom antibodies as well as offers animal research services to the medical device industry. Berkeley Antibody Company, Inc. also provides preclinical evaluations and services in the area of applied immunology, which is research relating to the immune process.

    We offer immunotoxicology services in which we assess the impact of drugs or chemicals on the structure and function of the immune system. In 1999, we opened a new immunotoxicology and cell culture laboratory featuring online data capture capabilities and Good Laboratory Practices compliant instrumentation monitoring systems.

    We also provide laboratory testing services to the chemical, agricultural chemical and food industries. We offer a complete range of services to agricultural chemical manufacturers to determine the potential risk to humans, animals and the environment from plant protection products such as pesticides. We also offer a broad range of services to the food industries, including nutritional analysis and nutritional content fact labels. In 1998 we began offering testing services to the growing nutriceutical industry. Generally, nutriceuticals are natural products such as vitamin supplements or botanical products used for pharmaceutical purposes.

LATE-STAGE DEVELOPMENT

CLINICAL DEVELOPMENT SERVICES

    We offer a comprehensive range of clinical trial services, including Phase II through III clinical studies. We have extensive experience in a number of therapeutic areas, including the following:

    - diseases of the cardiovascular and central nervous system;

    - diseases of the endocrine and respiratory systems;

    - oncology; and

    - infectious diseases including AIDS.

    We have extensive experience in managing small, medium and large trials in the United States and in many parts of the world. These trials may be conducted separately or simultaneously as part of a multinational development plan. We can manage every aspect of clinical trials. Examples of the services that we provide to clients include:

    - clinical development plans and protocol design;

    - site, investigator and patient enrollment;

    - clinical and data management and processing;

    - regulatory consulting and filings;

    - information systems and drug development strategy;

    - European study submissions;

    - New Drug Applications;

    - product license applications;

    - European submission dossiers;

    - preparation and submission of Investigational New Drug applications;

    - monitoring and safety evaluation management and reporting;

    - statistical analyses and report writing, medical writing; and

    - Good Clinical Practice, Good Laboratory Practice and Good Manufacturing Practice audits.

    Clinical trials are managed by a dedicated project team, which, in each case, is led by a project director or manager who supervises all aspects of the clinical trial.

    We provide, either on an individual or integrated basis depending on client needs, as part of conducting clinical trials the following core services:

    STUDY DESIGN. In the critical area of study design, we prepare study protocols and case report forms. The study protocol (1) defines the medical issues to be examined in evaluating the safety and efficacy of the drug under study, (2) specifies the number of patients required to produce statistically valid results, (3) specifies the clinical tests to be performed in the study,
(4) specifies the time period over which the study will be conducted,
(5) specifies the frequency and dosage of drug administration and (6) sets forth the exact inclusion and exclusion criteria for enrolling patients in the study.

    The success of the study depends on the ability of the protocol to accurately reflect requirements of regulatory authorities and to fit coherently with the other aspects of the development process including the ultimate marketing strategy for the drug. Marketing strategy considerations include outcomes and pharmacoeconomic concerns and reimbursement planning, topics discussed in greater detail in the description of "HEALTH ECONOMICS AND OUTCOMES SERVICES". When study protocols are being finalized, we develop case report forms to record the desired study information and ensure that valid data are acquired in a form that is most efficient for the investigator. Individuals representing all of the disciplines involved in the drug development process, including epidemiology, data management, statistics and regulatory affairs, must work closely with the clinical trial management project team to assure that the right data are acquired, and in the form which is most efficient for subsequent data entry, management analyses and reporting.

    INVESTIGATOR RECRUITMENT. During a clinical trial, physicians, also referred to as investigators, supervise the administration of the drugs to patients at hospitals, clinics or other locations, also referred to as investigational sites. The success of a clinical trial depends, in large part, on the performance of these investigators. We solicit the participation of investigators, who contract directly with either us or our clients-the sponsors. We maintain, and continually expand and refine, our investigator databases. Our databases contain information regarding our experience with these investigators, including factors relevant to rapid study initiation.

    STUDY MONITORING. We provide study monitoring services by visiting investigational sites. These services include investigator recruitment and education, patient enrollment assistance and data collection. These visits also ensure that data is gathered according to Good Clinical Practice, the requirements of the client, and other applicable regulations. We focus, at an early stage, on quickly completing the critical steps of screening and selecting investigators, processing pre-study regulatory paperwork, obtaining institutional review board approvals and scheduling investigational site initiation visits.

    CLINICAL DATA MANAGEMENT AND BIOSTATISTICAL ANALYSIS. Our data management and biostatistical analysis services assist clients in managing and analyzing the information produced in clinical trials. These services are managed by professionals with pharmaceutical and biotechnology industry experience in the design and construction of local and multinational clinical trial databases. These services are offered either as discrete products or as part of an integrated drug development program. During the design of development plans and protocols, we offer consulting services related to the determination of sample size for patient enrollment, and the development of data analysis plans. During the conduct of a clinical trial, we assist in the rapid acquisition of accurate study data. Following completion of the clinical trial, we assist in preparing reports and regulatory submissions. Our biostatisticians may also participate with clients in meetings with the FDA to present and discuss biostatistical analyses prepared by us. We have expertise in electronically capturing and using diverse study data from different locations.

    MEDICAL WRITING AND REGULATORY SERVICES. We provide medical report writing and regulatory services to our clients. We write integrated clinical/statistical reports, manuscripts, risk/benefit assessment reports, package inserts, quality assurance and environmental risk assessments. These services are fully integrated with our other clinical services and are designed to reduce overall drug development time.

CLINICAL SUPPORT SERVICES

    CENTRAL LABORATORY SERVICES. We believe that the ability to provide high quality and sophisticated central laboratory services is an integral aspect of a full service contract research organization. We have two laboratories, one located in the United States and the other in Switzerland, that provide central laboratory services dedicated to biotechnology and pharmaceutical studies. These facilities provide clients with data in studies that can be conducted separately, or multinationally and simultaneously. The data we provide from these central laboratories is combinable because we use consistent laboratory methods, the same reagent manufacturers and the identical equipment calibration and clinical trial reference ranges. Clinical trial reference ranges are the laboratory values that would be considered normal in a typical population. Combinable data eliminates the need for statistical correlation among different laboratories. We also employ a proprietary clinical trials management system, which we believe is unique, that enables us to enter a sponsor's protocol requirements directly into our database. This system, based on protocol requirements, coordinates many aspects of clinical trials including:

    - constructing the drug kits that will go to the investigational sites and the requisition forms for additional drug kits;

    - facilitating proper laboratory specimen collection from the investigational sites;

    - sequencing of study participants visits and investigator ordering of additional tests, ensuring that all demographic data is complete and accurate; and

    - producing the client reports that are customized to their specifications.

    The laboratory data can be easily audited because all laboratory data can be traced to source documents. In addition, the laboratories are capable of delivering customized data electronically within 24 hours of test completion and provide safety test results within 48 hours of test completion from most locations.

    As the need for central laboratory services expands geographically, we have expanded the reach of our central laboratories services through contractual arrangements, one with a leading South African laboratory and the other with a leading Australian laboratory. Each of these relationships allows us to combine the testing capabilities of the laboratory with our own proprietary systems. In June 1998, we completed a significant expansion of our United States laboratory to further accommodate expanding operations and expected future demand.

    CENTRALIZED ELECTROCARDIOGRAM SERVICES. In November 1998, we expanded our ability to collect and centralize clinical trial data with the purchase of GDXI, Inc. (now known as Covance Central Diagnostics Inc.) which undertakes the capture and interpretation of electrocardiograms. An electrocardiogram is a recording of electrical signals from the heart. Electocardiogram analysis, one of the most frequently used tools in clinical trials, is included in more than one-half of clinical trials as part of the study protocol. Covance Central Diagnostics Inc. distributes a proprietary hand-held electrocardiogram device to clinical trial sites. The device can be used anywhere in the world and collects the data, performs a real-time quality check, and transmits the information by telephone to a full-time central operations center. In 1999, Covance introduced ambulatory cardiac monitoring capabilities, often referred to as Holter monitoring. Holter monitoring involves the ambulatory monitoring of cardiac activity and permits long-term monitoring-often 24 to 48 hours as opposed to the ten seconds of data typically provided by stationary ECGs, and therefore may reveal certain conditions which may not be discovered by a stationary ECG.

    PHARMACOGENOMIC TESTING SERVICES. In 1999, Covance entered into a collaborative agreement with Variagenics, Inc. to offer an array of technologies for the rapid discovery and detection of genetic variation to optimize drug treatments and to develop safer and more effective pharmaceutical products. We will offer Variagenics' pharmacogenomic testing technologies in conjunction with our central laboratory services. These technologies focus on the rapid identification of normal variance in human gene sequences and testing for these variances in clinical trial populations. We anticipate that the use of genetic variation during drug development will facilitate the adjustment of treatment regimens and improve disease definition.

    CLINICAL DEVELOPMENT TECHNOLOGIES. To expedite the drug development process and to help reduce costs, we created a proprietary interactive clinical trial management system utilizing an interactive voice response system. This system uses touch-tone telephone technology for data entry purposes and assists our clients in managing clinical trials on a real time basis and in reducing product waste with just-in-time inventory processing. This system is multi-lingual and is available world-wide through toll-free numbers seven days per week, 24 hours per day. The most frequently used functions include patient screening, patient enrollment, patient randomization, drug assignments, drug inventory management, unblinding, discontinuations and patient diaries. Clients can realize substantial cost savings through this information technology, by reducing and better managing clinical supply requirements and controlling waste. In addition, real time data access expedites the clinical trial process by offering clients precise and accurate information for quick analysis. We offer this system both in conjunction with clinical trials we conduct and as a stand alone service.

    PHARMACEUTICAL PACKAGING SERVICES. We offer full service contract drug packaging in the United States and Europe. These services include drug package development and design, overencapsulation and blinding of products, coldformed and thermoformed blister units, multi-blister packaging, multi-dose bottle filling, clinical labeling, wallet packaging, storage and site distribution of clinical supplies and return services for unused supplies. We believe that by integrating packaging services with our other clinical and clinical support services we can accelerate the drug development process for our clients through operational efficiencies that arise from the upfront coordination of clinical trial design.

BIOMANUFACTURING SERVICES

    We own 78% of the voting capital stock of Covance Biotechnology
Services Inc. Covance Biotechnology is a company formed in 1995 to manufacture recombinant proteins for biotechnology and pharmaceutical clients for preclinical and clinical trials as well as for commercial sales. Recombinant proteins are biologically based compounds that result from the combination of the human genes that make the protein and the DNA of non-human cells that can be grown rapidly, such as bacteria, yeast, or animal cells. Through this recombination, proteins capable of treating a disease can be rapidly grown. Covance Biotechnology's services include the development of processes suitable for manufacturing these proteins according to Good Manufacturing Practices regulations. Covance Biotechnology also provides full analytical testing, quality control, quality assurance and regulatory affairs support. Covance Biotechnology is able to produce multiple compounds for multiple clients simultaneously and on a scale, we believe, greater than most other contract biomanufacturers. Covance Biotechnology provides an alternative for clients who might otherwise have to design, finance and construct their own facility to manufacture a biopharmaceutical compound for clinical trials or commercial sale. By retaining Covance Biotechnology, a client can avoid the expense, time delay and risk of making additional significant investments for a product whose safety, efficacy and commercial success are uncertain. This allows clients to lower the financial risk of drug development.

    The remaining 22% of Covance Biotechnology's capital stock is owned by minority stockholders. Our ownership in Covance Biotechnology could be reduced to approximately 68% if all of the stock options granted to Covance Biotechnology executives were exercised in full.

    Our company, Covance Biotechnology and its minority stockholders have entered into a capital contribution and stockholder agreement. This agreement limits the minority stockholders' right to transfer their common stock, grants us a right of first refusal on shares of minority stockholders' common stock, and grants us the right to purchase the common stock held by the minority stockholders in amounts of one-third each within 60 days of December 31, 1998, 1999 and 2000. If we do not exercise our purchase right, the minority stockholders have the right to require Covance Biotechnology to use its best efforts to arrange for the sale of those shares on terms specified in the agreement. Our company and the minority stockholders elected not to exercise our respective rights in 1999. We have elected not to exercise our rights in 2000. In October 1997, our company and the minority stockholders entered into an additional agreement obligating us and the minority stockholders to make, upon request by Covance Biotechnology, (1) additional capital contributions to Covance Biotechnology of an aggregate amount of $12.0 million in proportion to our respective ownership interests and (2) at our option after these capital contributions have been made, additional capital contributions of up to an aggregate amount of $18.0 million also in proportion to our respective ownership interests. In March 1999, our company and the minority stockholders agreed to increase this funding mechanism for Covance Biotechnology from the original $30.0 million to a total of $60.0 million upon the same terms. Through
December 31, 1999, aggregate capital contributions of $48.0 million have been made to Covance Biotechnology pursuant to this agreement. Our share of the capital contributions has totaled approximately $37.4 million and we have loaned to the minority stockholders approximately $10.6 million in the aggregate to fund their required capital contributions. These loans are secured by the Covance Biotechnology stock owned by the minority stockholders and are the only assets available to us to satisfy the loans in the event the minority stockholders do not repay the loans.

COMMERCIALIZATION SERVICES

    PERIAPPROVAL SERVICES. Periapproval trials are studies conducted "around approval", generally after a drug has successfully undergone clinical efficacy and safety testing and the New Drug Application has been submitted to the FDA. We offer a range of periapproval services, including:

    - Treatment Investigational New Drug applications ("TINDs");

    - Phase IIIb clinical studies, which involve studies conducted after New Drug Application submission, but before regulatory approval is obtained;

    - Phase IV clinical studies which are studies conducted after initial approval of the drug; and

    - other types of periapproval studies such as post-marketing surveillance studies and prescription to over-the-counter switch studies.

    A TIND is an application, the associated procedure of which allows broader populations of patients to receive treatment with an investigational new drug for a serious or immediate life-threatening disease, for which no comparable or satisfactory therapy is available. Examples of these diseases include AIDS and cancer. This treatment is provided during the clinical trial phase of development but does not typically use controlled clinical trials. We are experienced with TINDs and have developed specialized systems for prompt initiation and effective operation of TIND programs. These systems include computerized patient screening, optical scanning of Case Report Forms and drug management systems. We also provide project specific information to physicians, patients and patient advocacy groups, and data processing, management, analyses and reporting systems relating to TINDs. Our expanded access program, which is conducted pursuant to a TIND, is a mechanism that allows innovative new therapies for life-threatening diseases to be given to expanded populations before FDA approval.

    Post-marketing surveillance studies are evaluations of the use of products in actual medical practice using a broad range of patients. These studies use practicing physicians to evaluate primarily the safety profile of the product under actual medical practice conditions. Post-marketing surveillance studies are large, typically involving over 1,000 physicians and thousands of patients, and usually focus on evaluating a small number of key clinical outcomes, such as a particular side effect.

    In prescription to over-the-counter switch studies, we gather the necessary safety data and other information including patients' ability to self diagnose, and their interpretation and comprehension of label instructions, to obtain regulatory permission for the sale of a drug without the need of a prescription. These studies are also large, well-controlled programs.

    We also field and process telephone calls and inquiries relating to adverse experiences with a drug while we perform the safety services in the context of periapproval studies. In 1999 we have increased our focus on offering these services on a stand alone basis.

    HEALTH ECONOMICS AND OUTCOMES SERVICES. We offer a wide range of health economics services, including outcomes and pharmacoeconomic studies, reimbursement planning and reimbursement advocacy programs. Pharmaceutical, biotechnology and medical device manufacturers purchase these services from us to help optimize their return on research and development investments. These services provide our clients with information as to the economic impact of drugs for the purpose of enhancing the economic performance of the providers' medical practices.

    Outcomes and pharmacoeconomic services include performing studies to determine the cost effectiveness of a particular disease treatment compared with alternative treatments. Quality of life studies analyze the effects of drug treatment on a patient's daily life. Outcomes studies may be conducted before the marketing of a drug, often in conjunction with clinical trials, or after the marketing of a drug has begun. These studies enable clients to demonstrate the value of their product to regulators, insurers and care providers. To help inform client's drug development decisions and marketing strategies, we believe the ability to perform outcomes and pharmacoeconomic studies will become increasingly important because of the competitive pressures affecting the pharmaceutical industry and the rising need to more rigorously demonstrate the value of new drugs, both in their own right and as compared to other drugs and treatment regimes.

    We also offer our customers strategic reimbursement and market planning services. We analyze who will pay for a medical product, such as private insurance companies or federal programs like Medicare, and what economic barriers or opportunities exist for the product, exploring issues such as claims coding, coverage policy and payment amounts. We often offer our reimbursement planning activities in conjunction with marketing planning services that evaluate existing and potential market size, pricing, distribution and economic impact.

    In addition, we provide full service reimbursement case management programs on behalf of manufacturers. These programs generally consist of toll-free telephone hotlines offering one or more of the following services:
(1) contacting insurers to investigate specific coverage and benefit matters, resolving denied claims and educating insurers; (2) assisting manufacturers in designing and effectively running their indigent patient programs, under which costly new products are made available to patients who cannot afford them because of inadequate insurance coverage or other cost reasons; (3) designing and administering transition programs for manufacturers, which includes obtaining third-party payment for a product for patients who had previously received it free as part of a clinical trial; and (4) conducting reimbursement training seminars for clients and their customers.

    In 1998, we added an additional service offering known as the Payer Alliance Group-TM-, which utilizes field-based representatives to intervene with major third party payers to secure favorable coverage and reimbursement policies.

CUSTOMERS AND MARKETING

    We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 1999, we served approximately 300 biopharmaceutical companies, including nearly all of the world's 50 largest pharmaceutical companies and most of the largest biotechnology companies.

    No single customer accounts for more than ten percent of our aggregate net revenues. However, our late-stage development segment has two customers which each account for more than five but less than ten percent of the aggregate net revenues of that segment. The loss of either of these customers could have a material adverse effect on the business and results of operations of that segment.

    For net revenues from external customers and assets attributable to each of our business segments, please review Note 12 of the Notes to Consolidated Financial Statements.

    For net revenues from external customers and long-lived assets attributable to operations in the United States, United Kingdom and other countries for each of the last three fiscal years, please review Note 13 of the Notes to Consolidated Financial Statements.

    Our global sales activities are conducted by more than 70 sales personnel based in our operations in the United States, Canada, Europe, Australia, Japan and Singapore. Most of our business development personnel have technical or scientific backgrounds. In 1999, we reorganized our sales force by creating a global organization covering both Clinical Development Services and Clinical Support Services. Early Development, Biomanufacturing and Commercialization maintain their own sales organizations.

    Our sales force consists primarily of account executives, account managers and, with respect to Clinical Development Services and Clinical Support Services, client opportunity leaders. Account executives and account managers are each responsible for optimizing business opportunities for specific clients and fostering long-term relationships. Client opportunity leaders are focused on providing timely responses to client requests for information and developing comprehensive proposals for clinical trials.

CONTRACTUAL ARRANGEMENTS

    Most of our contracts with our clients are either fixed price, or fee-for-service with a cap. To a lesser extent, some of our contracts are fee-for-service without a cap. In cases where the contracts are fixed price, we generally bear the cost of overruns, but we benefit if the costs are lower than we anticipated. In cases where our contracts are fee-for-service with a cap, the contracts contain an overall budget for the trial based on time and cost estimates. If our costs are lower than anticipated, the customer keeps the savings, but if our costs are higher than estimated, we are responsible for the overrun unless the increased cost is a result of a change requested by the customer, such as an increase in the number of patients to be enrolled or the type or amount of data to be collected. Contracts may range from a few months to several years depending on the nature of the work performed. In some cases for multi-year contracts, a portion of the contract fee is paid at the time the study or trial is started with the balance of the contract fee payable in installments over the study or trial duration. Sometimes the installments are tied to meeting performance milestones. For example, in clinical and periapproval trials, installment payments may be related to investigator recruitment, patient enrollment or delivery of a database.

    Most of our contracts may be terminated by the customer either immediately or upon notice. Contracts may be terminated for a variety of reasons, including the failure of a product to satisfy safety requirements, unexpected or undesired results of the product, the customer's decision to forego or terminate a particular study, insufficient enrollment or investigator recruitment, or our failure to properly discharge our obligations.

BACKLOG

    Some of our studies and projects are performed over an extended period of time, which may be as long as several years. We maintain an order backlog to track anticipated net revenues for work that has yet to be earned. However, we do not maintain an order backlog for other services that are performed within a short period of time or where it is not otherwise practical or feasible to maintain an order backlog.

    Backlog usually includes work to be performed under letters of intent and contracts. Once work under a letter of intent or contract begins, net revenues are recognized over the life of the contract. In some cases, however, we will work on a project before executing a letter of intent and backlog may include the net revenues expected from that project. Some of our studies and projects are performed over an extended period of time, which may be as long as several years.

    We cannot assure you that we will be able to realize all or any net revenues included in backlog. Although backlog can provide meaningful information to our management with respect to a particular study where study-specific information is known, such as study duration, performance clauses and other study-specific contract terms, we believe that our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons, including the following. First, studies vary in duration. For instance, some studies that are included in 1999 backlog may be completed in 2000, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, trials under verbal approvals, letters of intent or contracts included in backlog may be terminated or delayed at any time by the client or regulatory authorities. Terminations or delays can result from a number of reasons. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made.

    For years prior to 1999, backlog associated with large dollar value projects in our central laboratory (i.e., those projects with values exceeding
$1.0 million) excluded the portion of the project valued in excess of $1.0 million. Because our experience has indicated that backlog is more meaningful if calculated without such exclusions, beginning in 1999, backlog is now computed using the full value of those large central laboratory projects. Based upon the foregoing, our aggregate backlog at December 31, 1999, 1998 and 1997 was approximately $957 million, $852 million and $678 million, respectively. The amounts at December 31, 1998 and December 31, 1997 have been revised for the definitional change described above. Had we not changed our method of computing backlog in 1999, we would have reported, using consistent methodology, total backlog of $859 million at December 31, 1999 as compared to $780 million and $625 million, reported under that same methodology at December 31, 1998 and 1997, respectively.

COMPETITION

    The contract research organization industry has many participants ranging from hundreds of small, limited-service providers to a few full service contract research organizations with global capabilities. We primarily compete against in-house departments of pharmaceutical companies, full-service and limited service contract research organizations and, to a lesser extent, universities and teaching hospitals. We believe, based on net revenues, that the four largest contract research organizations besides us include Quintiles Transnational Corp., Parexel International Corporation, Pharmaceutical Product
Development, Inc. and Phoenix International Life Sciences Inc.

    There is competition among the larger contract research organizations for both customers and acquisition candidates. Companies may also choose to limit the contract research organizations with whom they are willing to work. In addition, there are few barriers to entry for small, limited-service providers considering entry into the contract research organization industry. Contract research organizations compete on the basis of several factors, including the following:

    - reputation for on-time quality performance;

    - expertise and experience in specific therapeutic areas;

    - scope of service offerings;

    - strengths in various geographic markets;

    - price;

    - technological expertise and efficient drug development processes;

    - the ability to acquire, process, analyze and report data in a time-saving and accurate manner;

    - the ability to manage large-scale clinical trials both domestically and internationally;

    - expertise and experience in health economics and outcomes services; and

    - size.

    We believe that we compete favorably in most of these areas.

GOVERNMENT REGULATION

    Our laboratory, manufacturing and packaging services are subject to various regulatory requirements designed to ensure the quality and integrity of the testing, manufacturing and packaging processes. The industry standards for conducting preclinical laboratory testing are embodied in the Good Laboratory Practice (GLP) and Good Manufacturing Practice (GMP) regulations and for central laboratory operations in the Clinical Laboratory Improvement Amendments of 1988. Our central laboratory in Switzerland has also been certified by the College of American Pathologists. GMP sets forth the requirements for manufacturing facilities. The standards of GLP and GMP are required by the FDA, by the Department of Health in the United Kingdom and by similar regulatory authorities in other parts of the world. GLP and GMP stipulate requirements for facilities, equipment and professional staff. The regulations require standardized procedures for conducting studies including procedures for recording and reporting data and for retaining appropriate records. To help satisfy its compliance obligations, Covance has established quality assurance controls at its laboratory and manufacturing facilities which monitor ongoing compliance with GLP and GMP regulations and the Clinical Laboratory Improvement Amendments, as applicable, by auditing test data and conducting inspections of testing and manufacturing procedures.

    The industry standards for the conduct of clinical research and development studies are embodied in the regulations for Good Clinical Practice (GCP). The FDA and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP. These regulations require, but are not limited to, the following:

    - complying with specific requirements governing the selection of qualified investigators;

    - obtaining specific written commitments from the investigators;

    - verifying that appropriate patient informed consent is obtained;

    - ensuring adverse drug reactions are medically evaluated and reported;

    - monitoring the validity and accuracy of data;

    - verifying drug or device accountability;

    - instructing investigators and studies staff to maintain records and reports; and

    - permitting appropriate governmental authorities access to data for their review.

    We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA. As with GLP and GMP, noncompliance with GCP can result in the disqualification of data collection during the clinical trial.

    Covance's standard operating procedures are written in accordance with regulations and guidelines appropriate to the region and the nation where they will be used. All clinical research is carried out in accordance with the International Conference on Harmonization-Good Clinical Practice Guidelines, and the requirements of the applicable country. Although the U.S. is a signatory to these guidelines, the FDA has not adopted all of the guidelines as statutory regulations, but has currently adopted them only as guidelines. From an international perspective, when applicable, we have implemented common standard operating procedures across regions to assure consistency whenever it is feasible and appropriate to do so.

    Our animal import and breeding facilities are also subject to a variety of federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations promulgated thereunder by the United States Department of Agriculture ("USDA"). These regulations establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. Our breeding and animal import facilities maintain detailed standard operating procedures and the documentation necessary to comply with applicable regulations for the humane treatment of the animals in its custody. Besides being licensed by the USDA as both a dealer and research facility, this business is also accredited by the American Association for the Accreditation of Laboratory Animal Care and has registered assurance with the United States National Institutes of Health Office of Protection for Research Risks.

    The use of controlled substances in testing for drugs with a potential for abuse is regulated by the U.S. Drug Enforcement Administration. All Covance laboratories and packaging sites using controlled substances for testing or packaging purposes are licensed by the U.S. Drug Enforcement Administration.

    Our United States laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as to the safety and health of laboratory employees. All of our laboratories are subject to applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. Although we believe that Covance is currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject Covance to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

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

INTELLECTUAL PROPERTY

    We have developed certain computer software and technically derived procedures that provide separate services and are intended to maximize the quality and effectiveness of our services. Although our intellectual property rights are important to our results of operations, we believe that such factors as the technical expertise, knowledge, ability and experience of our professionals are more important, and that, overall, these technological capabilities provide significant benefits to our clients.

EMPLOYEES

    At December 31, 1999, we had approximately 7,100 full-time employees, approximately 34% of whom are employed outside of the United States. Approximately 50 of our employees hold M.D. degrees, 193 hold Ph.D. degrees, 15 hold Pharm.D. degrees, 23 hold D.V.M. degrees and 582 hold masters or other postgraduate degrees. We believe that Covance's relations with its employees are good.

ITEM 2. PROPERTIES

    Covance both owns and leases its facilities. Covance's principal executive offices are located in Princeton, New Jersey. Covance leases substantial facilities for its clinical development services in Princeton, New Jersey, Walnut Creek, California, and Maidenhead, United Kingdom. Covance leases facilities for periapproval services in Radnor, Pennsylvania. Covance owns substantial facilities in Madison, Wisconsin, Harrogate, United Kingdom and Muenster, Germany and leases facilities in Vienna, Virginia for its preclinical services. Covance also owns several of the buildings in Vienna, Virginia. Covance leases substantial facilities in Indianapolis, Indiana and Geneva, Switzerland for its central laboratory services. Covance owns substantial facilities in Allentown, Pennsylvania and in Allschwil, Switzerland for pharmaceutical packaging services, as well as a facility in Horsham, United Kingdom for pharmaceutical packaging, clinical and periapproval services. Covance leases facilities in Washington, D.C. for health economics and outcomes research activities. Covance also owns or leases other facilities in the United States, Canada, Europe, Asia and Latin America. Covance believes that its facilities are adequate for its operations and that suitable additional space will be available when needed.

    Covance Biotechnology's 109,000 square-foot biomanufacturing facility, located in Research Triangle Park, North Carolina, is financed through several tax retention operating leases provided by a commercial lending institution. The lease expires in December 2006. The annual minimum lease payments are approximately $5.7 million. At the expiration of the lease term, Covance Biotechnology is liable for the unamortized balance of the cost of the facility, currently estimated to be approximately $51.0 million. Covance Biotechnology may also choose to purchase the facility at specific dates over the 10 year period. Using current estimates, the purchase price would have been approximately
$53.0 million at the end of 1997 (the first year of the lease), decreasing on an amortizing basis to approximately $37.0 million at the end of 2006 (the tenth year of the lease). Covance Biotechnology also leases an additional facility with 30,000 square feet in Research Triangle Park, North Carolina.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Covance's Common Stock is traded on the New York Stock Exchange (symbol:
CVD). The following table shows the high and low sales prices on the New York Stock Exchange for each of the most recent eight fiscal quarters.

    Quarter                              High                Low
    -------                            --------            --------
    First Quarter 1998...............  $24.875             $17.688
    Second Quarter 1998..............  $24.750             $20.125
    Third Quarter 1998...............  $28.875             $21.625
    Fourth Quarter 1998..............  $29.563             $23.375
    First Quarter 1999...............  $32.875             $23.250
    Second Quarter 1999..............  $29.125             $19.438
    Third Quarter 1999...............  $24.875             $ 8.188
    Fourth Quarter 1999..............  $11.563             $ 8.875

    As of February 10, 2000, there were 8,071 holders of record of Covance's Common Stock.

    Covance has not paid any dividends during 1999 or 1998. Covance does not currently intend to pay dividends in the foreseeable future, but rather, intends to reinvest earnings in its business. Covance is also restricted (subject to certain exceptions) from paying dividends on its Common Stock by certain covenants contained in a credit agreement to which Covance is a party.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 1999, 1998, 1997, 1996 and 1995. This data has been derived from the audited consolidated financial statements of Covance.

    You should read this selected historical consolidated financial data in conjunction with Covance's audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report. Historical consolidated financial data may not be indicative of Covance's future performance. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------------
                                                         1999           1998           1997           1996           1995
                                                      -----------    -----------    -----------    -----------    -----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:

Net revenues......................................     $828,980       $731,574       $590,651       $494,828       $409,174
Costs and expenses:
  Cost of revenue.................................      553,283        484,128        389,785        324,345        270,726
  Selling, general and administrative.............      128,003        117,844         92,329         80,014         64,201
  Depreciation and amortization...................       48,147         37,723         30,877         25,204         22,070
  Special charges(a)..............................       12,968(a)          --             --         27,404(a)       4,616(a)
                                                       --------       --------       --------       --------       --------
    Total.........................................      742,401        639,695        512,991        456,967        361,613
                                                       --------       --------       --------       --------       --------
Income from operations............................       86,579(b)      91,879         77,660         37,861(c)      47,561(d)
                                                       --------       --------       --------       --------       --------
Other expense, net:
  Interest expense, net...........................       10,062          7,361          8,314          6,791          5,269
  Other expense (income)..........................           57            373            167          1,116           (784)
                                                       --------       --------       --------       --------       --------
    Other expense, net............................       10,119          7,734          8,481          7,907          4,485
                                                       --------       --------       --------       --------       --------
Income before taxes and equity investee results...       76,460(b)      84,145         69,179         29,954(c)      43,076(d)
Taxes on income...................................       30,642         35,099         29,367         17,377         18,445
Equity investee loss (gain).......................           --            438             58           (139)           405
                                                       --------       --------       --------       --------       --------
Net income........................................     $ 45,818(b)    $ 48,608       $ 39,754       $ 12,716(c)    $ 24,226(d)
                                                       ========       ========       ========       ========       ========

Basic earnings per share..........................     $   0.78(b)    $   0.84       $   0.69       $   0.22(c)         N/A(e)
Diluted earnings per share........................     $   0.78(b)    $   0.83       $   0.69            N/A(e)         N/A(e)

BALANCE SHEET DATA:

Working capital...................................     $102,247       $ 81,488       $ 59,488       $ 65,946       $ 18,472
Total assets......................................     $700,314       $593,415       $484,014       $451,047       $322,510
Long-term debt....................................     $208,724       $149,909       $132,423       $163,000       $ 89,836
Stockholders' equity..............................     $262,652       $225,015       $157,057       $110,704       $ 82,517

OTHER FINANCIAL DATA:

Gross margin......................................         33.3%          33.8%          34.0%          34.5%          33.8%
Operating margin..................................         12.0%(f)       12.6%          13.1%          13.2%(g)       12.8%(h)
Net margin........................................          6.5%(f)        6.6%           6.7%           6.6%(g)        6.6%(h)

Current ratio.....................................         1.51           1.42           1.35           1.43           1.15
Debt to capital...................................         0.44           0.40           0.46           0.60           0.52
Book value per share..............................         4.61           3.88           2.74           1.94            N/A
Net days sales outstanding........................           52             55             48             50             47

----------------------------------

(a) Special charges in 1999 consist of merger-related costs totaling $5,249 and a restructuring charge totaling $7,719; in 1996 they consist of a spin-off related charge totaling $27,404; in 1995 they consist of a restructuring charge totaling $4,616.

(b) Excluding the impact of the second quarter merger-related costs totaling $5,249 ($3,150 net of tax) and the third quarter restructuring charge totaling $7,719 ($4,631 net of tax), income from operations, income before taxes and equity investee results and net income for the year ended
    December 31, 1999 were $99,547, $89,428 and $53,599, respectively, and basic and diluted earnings per share ("EPS") were both $0.91.

(c) Excluding the impact of the fourth quarter 1996 one-time spin-off related charge totaling $27,404 ($19,725 net of tax), income from operations, income before taxes and equity investee results and net income for the year ended December 31, 1996 were $65,265, $57,358 and $32,441, respectively, and basic EPS was $0.57.

(d) Excluding the impact of the second quarter 1995 restructuring charge totaling $4,616 ($2,770 net of tax), income from operations, income before taxes and equity investee results and net income for the year ended December 31, 1995 were $52,177, $47,692 and $26,996, respectively.

(e) Since Covance Common Stock began "regular way" trading on the NYSE on January 14, 1997, computation is not possible.

(f) Operating margin and net margin exclude the impact of the second quarter merger-related costs and the third quarter restructuring charge. Including the impact of these charges, operating margin and net margin were 10.4% and 5.5%, respectively.

(g) Operating margin and net margin exclude the impact of the fourth quarter 1996 one-time spin-off related charge. Including the impact of this charge, operating margin and net margin were 7.7% and 2.6%, respectively.

(h) Operating margin and net margin exclude the impact of the second quarter 1995 restructuring charge. Including this charge, operating margin and net margin were 11.6% and 5.9%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Covance is a leading contract research organization providing a wide range of product development services on a worldwide basis to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as health economics and outcomes for managed care organizations, hospitals and other health care providers and laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two segments for financial reporting purposes: early development services (includes preclinical and Phase I clinical); and late-stage development services (includes clinical development, clinical support, biomanufacturing and commercialization). Covance believes it is one of the largest biopharmaceutical contract research organizations, based on 1999 annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to reduce product development time. This enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

    Historically, a majority of Covance's net revenues have been earned under contracts. These contracts generally range in duration from a few months to two years. Revenue from these contracts is generally recognized under either the percentage of completion method of accounting or as services are rendered or products are delivered. The contracts may contain provisions for renegotiation for cost overruns arising from changes in the scope of work. Renegotiated amounts are included in net revenues when earned and realization is assured. In some cases, for multi-year contracts a portion of the contract fee is paid at the time the trial is initiated. Additional payments are made based upon the achievement of performance-based milestones over the contract duration. Covance routinely subcontracts with independent physician investigators in connection with either single or multi-site clinical trials. Investigator fees are not reflected in net revenues or expenses since these investigator fees are paid by the customers to Covance on a "pass-through basis" (i.e. without risk or reward to Covance). Most contracts are terminable either immediately or upon notice by the client. These contracts typically require payment to Covance of expenses to wind down a study, payment to Covance of fees earned to date, and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profit that could have been earned by Covance under the contract if it had not been terminated early.

    Covance segregates its recurring operating expenses among three categories: cost of revenue; selling, general and administrative expenses; and depreciation and amortization. Cost of revenue consists of appropriate amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefit charges, other direct costs and an allocation of facility charges and information technology costs. Cost of revenue, as a percentage of net revenues, tends and is expected to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving hundreds of studies conducted during any period of time. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31,
1998. Net revenues increased 13.3% to $829.0 million for 1999 from $731.6 million for 1998. Excluding the impact of acquisitions and foreign exchange rate variances between both periods, net revenues increased 12.3% in 1999. Net revenues from Covance's late-stage development segment grew 12.2% in 1999 as compared to 31.9% in 1998, excluding the impact of acquisitions and foreign exchange rate variances between both periods. The slowdown in growth in the late-stage development segment was the result of a slowdown in large clinical orders, the impact of a major contract cancellation due to molecule performance, and a significant reduction in scope of another large program due to sponsor funding pressures. The slowdown was compounded by a moderation of growth in central laboratory services. Net revenues from Covance's more mature early development segment grew 14.1% in 1999, or 11.5%, excluding the impact of acquisitions and foreign exchange rate variances between both periods.

    Cost of revenue increased 14.3% to $553.3 million for 1999 from $484.1 million for 1998 primarily as a result of the 13.3% increase in net revenues. Cost of revenue, as a percentage of net revenues, increased to 66.7% for 1999 from 66.2% for 1998.

    Overall, selling, general and administrative expense increased 8.6% to $128.0 million for 1999 from $117.8 million for 1998. As a percentage of net revenues, selling, general and administrative expense decreased to 15.4% for 1999 from 16.1% for 1998. The decrease in selling, general and administrative expense as a percentage of net revenues is a result of a reduction in certain variable administrative expenses, including recruitment, relocation and variable compensation.

    Depreciation and amortization increased 27.6% to $48.1 million or 5.8% of net revenues for 1999 from $37.7 million or 5.2% of net revenues for 1998 due to increased depreciation expense associated with capital spending and the goodwill amortization associated with the November 1998 acquisitions of Berkeley Antibody Company, Inc. and GDXI, Inc. and the contingent purchase price payments made in 1999 for two acquisitions completed in 1996.

    In order to improve its global competitiveness, better optimize capacity utilization and enhance quality and service worldwide, Covance has consolidated its regionally based Phase II and III clinical services under one global management structure and formed a unified sales force for its clinical development, central laboratory, packaging and other related clinical support services. Primarily in connection with these actions, in the third quarter of 1999, Covance recorded a pre-tax restructuring charge of $7.7 million
($4.6 million net of tax) consisting primarily of $6.5 million in severance and related benefits arising from the elimination of approximately 165 managerial and staff positions. Severance payments began in September 1999 and will continue into 2000. As of December 31, 1999, a total of 138 employees have been terminated and a total of $3.6 million in costs have been paid.

    In connection with the June 1999 termination of a proposed merger, Covance incurred one-time, out-of-pocket transaction and integration related costs (primarily professional fees for investment bankers, attorneys, accountants and consultants) of $5.2 million ($3.1 million, net of tax).

    Inclusive of the $5.2 million merger-related charge and the $7.7 million restructuring charge, income from operations decreased 5.8% to $86.6 million for the year ended December 31, 1999 from $91.9 million for the corresponding 1998 period. Excluding the impact of the merger-related charge and the restructuring charge, income from operations increased 8.3% to $99.5 million, or 12.0% of net revenues, from $91.9 million or 12.6% of net revenues for the corresponding 1998 period. The reduction in operating income as a percentage of net revenues is attributable to the increase in cost of revenue as a percentage of net revenues, the increase in depreciation and amortization, and higher Year 2000 project expenses in 1999 versus 1998. Excluding the impact of the merger-related charge and the restructuring charge, income from operations from Covance's early development segment increased $8.6 million or 25.1% to $42.8 million or 15.7% of net revenues for the year ended December 31, 1999 from $34.2 million or 14.3% of net revenues for the corresponding 1998 period. Excluding the impact of the merger-related charge and the restructuring charge, income from operations from Covance's late-stage development segment decreased $0.9 million or 1.6% to $56.7 million or 10.2% of net revenues for the year ended December 31, 1999 from $57.6 million or 11.7% of net revenues for the corresponding 1998 period. The reduction in the growth of late-stage development operating income was due to the softness in clinical development and central laboratory services discussed above.

    Other expense increased $2.4 million to $10.1 million for 1999 from $7.7 million for 1998, due to an increase in net interest expense of $2.7 million partially offset by a reduction in net foreign exchange transaction losses of $0.3 million, in 1999 as compared to 1998.

    Covance's effective tax rate decreased to 40.1% for 1999 from 41.7% for 1998. Since Covance operates on a global basis, its effective tax rate is subject to variation from year to year as the geographic distribution of its pre-tax earnings changes.

    Inclusive of the after tax impact of both the $5.2 million merger-related charge and the $7.7 million restructuring charge, net income decreased 5.7% to $45.8 million for the year ended December 31, 1999 from $48.6 million for the corresponding 1998 period. Excluding the after tax impact of the merger-related charge and the restructuring charge, net income increased 10.3% or $5.0 million to $53.6 million.

    YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31,
1997. Net revenues increased 23.9% to $731.6 million for 1998 from $590.7 million for 1997. Net revenues from Covance's late-stage development segment grew 31.9%, benefiting from the continued trend in outsourcing of clinical development activities. Net revenues from Covance's early development segment grew 10.1%.

    Cost of revenue increased 24.2% to $484.1 million for 1998 from $389.8 million for 1997 as a result of the increase in net revenues. Cost of revenue, as a percentage of net revenues, increased to 66.2% for 1998 from 66.0% for 1997.

    Overall, selling, general and administrative expense increased 27.6% to $117.8 million for 1998 from $92.3 million for 1997. As a percentage of net revenues, selling, general and administrative expense increased to 16.1% for 1998 from 15.6% for 1997. The increase in selling, general and administrative expense of 27.6% was attributable to a number of factors, including higher sales and marketing expenses and higher recruitment expenses during 1998 as compared to 1997.

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

    Other expense decreased $0.8 million to $7.7 million for 1998 from $8.5 million for 1997, due to a reduction in net interest expense of $1.0 million, partially offset by an increase in net foreign exchange transaction losses of $0.2 million, in 1998 as compared to 1997.

    Covance's effective tax rate decreased to 41.7% for 1998 from 42.5% for 1997. Since Covance operates on a global basis, its effective tax rate is subject to variation from year to year as the geographic distribution of its pre-tax earnings changes.

    Net income increased $8.9 million or 22.3% to $48.6 million for 1998 from $39.8 million for 1997.

QUARTERLY RESULTS

    Covance's quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of a variety of factors including, without limitation, (1) delays in initiating or completing significant drug development trials, (2) termination of drug development trials,
(3) acquisitions, and (4) exchange rate fluctuations. Delays and terminations of studies or trials are often the result of actions taken by Covance's customers or regulatory authorities and are not typically controllable by Covance. Since a large amount of Covance's operating costs are relatively fixed while revenue is subject to fluctuation, minor variations in the commencement, progress or completion of drug development trials may cause significant variations in quarterly operating results.

    The following table presents unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 1999. In the opinion of Covance, this information has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included elsewhere in this Annual Report. Operating results for any quarter are not necessarily indicative of the results that may be reported in any future period.

                                                                             QUARTER ENDED
                                      -------------------------------------------------------------------------------------------
                                      DEC. 31,   SEPT. 30,     JUNE 30,     MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                        1999       1999          1999         1999       1998       1998        1998       1998
                                      --------   ---------     --------     --------   --------   ---------   --------   --------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues........................  $204,368   $198,920      $215,060     $210,632   $198,789   $182,187    $182,089   $168,509
Operating expenses..................   180,313    183,517(a)    192,105(b)   186,466    175,801    157,912     157,787    148,195
                                      --------   --------      --------     --------   --------   --------    --------   --------
Income from operations..............    24,055     15,403(a)     22,955(b)    24,166     22,988     24,275      24,302     20,314
Other expense, net..................     2,973      2,660         2,580        1,906      2,241      1,803       1,882      1,808
                                      --------   --------      --------     --------   --------   --------    --------   --------
Income before taxes and equity
  investee results..................    21,082     12,743(a)     20,375(b)    22,260     20,747     22,472      22,420     18,506
Taxes on income.....................     8,326      5,036         8,168        9,112      8,522      9,329       9,388      7,860
Equity investee loss................        --         --            --           --         --         80         164        194
                                      --------   --------      --------     --------   --------   --------    --------   --------
Net income..........................  $ 12,756   $  7,707(a)   $ 12,207(b)  $ 13,148   $ 12,225   $ 13,063    $ 12,868   $ 10,452
                                      ========   ========      ========     ========   ========   ========    ========   ========
Basic earnings per share............  $   0.22   $   0.13(a)   $   0.21(b)  $   0.22   $   0.21   $   0.22    $   0.22   $   0.18
Diluted earnings per share..........  $   0.22   $   0.13(a)   $   0.21(b)  $   0.22   $   0.21   $   0.22    $   0.22   $   0.18

------------------------------

(a) Excluding the impact of the third quarter restructuring charge totaling $7,719 ($4,631 net of tax), operating expenses, income from operations, income before taxes and equity investee results and net income totaled $175,798, $23,122, $20,462, and $12,338, respectively, and basic and diluted
    EPS were both $0.21.

(b) Excluding the impact of the second quarter merger-related costs totaling $5,249 ($3,150 net of tax), operating expenses, income from operations, income before taxes and equity investee results and net income totaled $186,856, $28,204, $25,624, and $15,357, respectively, and basic and diluted
    EPS were both $0.26.

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

    Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Management believes that through a combination of borrowings under the Credit Facility (as defined below), cash generated from operations and capital that Covance believes could be made available to it from other credit sources if required, Covance will have sufficient financial flexibility and ready access to cash on both a short-term and a long-term basis to fund, as required, capital expenditures, potential future acquisitions and other longer-term growth opportunities.

    At December 31, 1999, there was $190.0 million of outstanding borrowings and $11.3 million in outstanding letters of credit, resulting in a remaining availability of $48.7 million under Covance's five-year $250 million senior revolving credit facility (the "Credit Facility"). Covance has several different interest rate options available to it under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility during 1999 was computed based upon the London Interbank Offered Rate plus a margin and approximated 5.5% per annum. The Credit Facility expires in November 2001 and contains various covenants which, among other things, may restrict Covance from engaging in certain financing activities and prohibits Covance from paying cash dividends on the Covance Common Stock during a default or an event of default, as defined in the Credit Facility, or if after giving effect to the payment of such dividends Covance would not be in compliance with the financial covenants of the Credit Facility. At December 31, 1999, Covance was in compliance with the terms of the Credit Facility.

    In December 1999, Covance financed its newly constructed North American packaging facility through a five year, $20 million mortgage which bears interest at a rate of 7.72% per annum.

    Covance Biotechnology Services Inc. ("Covance Biotechnology") has a
$10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of December 31, 1999. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under the Credit Facility and is guaranteed by Covance. In December 1999, Covance Biotechnology repaid $3.0 million in short-term debt with the North Carolina Biotechnology Center.

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

    During the year ended December 31, 1999, Covance's operations provided net cash of $79.0 million, an increase of $14.9 million from the corresponding 1998 amount. Cash flows from net earnings adjusted for non-cash activity provided $100.2 million during 1999, up $2.1 million or 2.2% from the corresponding 1998 amount of $98.1 million. The change in net operating assets used $21.2 million in cash during 1999, primarily due to an increase in unbilled services and unearned revenue and a decrease in accrued liabilities, while this net change used $34.0 million in cash during 1998, primarily due to an increase in accounts receivable. Covance's ratio of current assets to current liabilities was 1.51 at December 31, 1999 and 1.42 at December 31, 1998.

    Investing activities for the year ended December 31, 1999 used
$127.0 million compared to $100.4 million for the corresponding 1998 period. Capital spending for 1999 totaled $111.2 million, primarily for outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees, as well as the purchase of Covance's new North American packaging facility, compared to $74.9 million for the corresponding 1998 period. Investing activities for the year ended December 31, 1999 included cash payments of contingent purchase price totaling approximately $16.8 million in connection with two of Covance's 1996 acquisitions. Investing activities during 1998 included $25.5 million in cash payments to purchase GDXI, Inc. and Berkeley Antibody Company, Inc.

    As discussed in Note 9 to the audited consolidated financial statements included elsewhere in this Annual Report, Covance has entered, and may from time to time in the future, enter into build-to-suit operating lease arrangements. These transactions may allow Covance to purchase the underlying facility and/or equipment or cancel the lease arrangement on various dates over the lease term. In the event of cancellation, Covance may be obligated under residual value guarantee provisions of the leases. Covance has one lease arrangement whereby it has a contingent residual value guarantee payment in the event that Covance terminates the lease and the sale of the underlying facility and equipment results in sales proceeds by the lessor in an amount less than the lessor's unamortized investment in the lease arrangement. Under these circumstances, Covance's maximum payment would have approximated $35 million at the end of 1997 (the first year of the lease) and decreases to approximately $25 million at the end of 2006 (the tenth year of the lease), assuming Covance terminates the lease and the sales proceeds received by the lessor were zero.

COMPETITION

    Covance's Clinical Development Services participates in a competitive industry. Covance believes that this industry is experiencing an increase in price competition which is having, and if such trend continues, could continue to have a material adverse effect on net revenues and net income from Covance's Clinical Development Services operations.

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

    Finally, Covance's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet asset and liability accounts at current rates and equity accounts at historical rates results in the creation of the cumulative translation adjustment stockholders' equity account. This account exists only in the foreign subsidiaries' U.S. dollar balance sheets and is necessary to keep the foreign subsidiaries' balance sheets stated in U.S. dollars in balance. To date such cumulative translation adjustments have not been material to Covance's consolidated financial position.

TAXES

    Since Covance conducts operations on a global basis, Covance's effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance's profits are further impacted by changes in the tax rates of the various jurisdictions. In particular, as the geographic mix of Covance's pre-tax earnings among various tax jurisdictions changes, Covance's effective tax rate may vary from period to period. See Note 5 to the audited consolidated financial statements included elsewhere in this Annual Report.

INFLATION

    While most of Covance's net revenues are earned under contracts, long-term contracts (those in excess of one year) generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result, Covance believes that the effects of inflation generally do not have a material adverse effect on its operations or financial condition.

YEAR 2000 ISSUES

    Commencing in 1997, Covance planned and implemented a Year 2000 assessment and remediation plan. The plan approached the Year 2000 problem from an internal, supplier and customer perspective. As a result of this plan, Covance's information systems have been successfully transitioned into the Year 2000 and Covance's operations have not been adversely affected by Year 2000 computer issues.

    Beginning in early 1998, Covance began to incur costs and make expenditures related to the Year 2000 project. Covance expects to continue to incur costs and make expenditures relating to the Year 2000 project into the year 2000. These costs and expenditures can be broadly classified into two categories:

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

    Covance currently estimates that the costs of internal payroll, external consultants and the net book value of equipment to be replaced, amounts that have and will be expensed as incurred, will total between $8.5 million and $9.0 million over the three year period ending December 31, 2000. Of these amounts, a total of $7.9 million has been incurred and expensed during the two year period ended December 31, 1999 ($5.6 million in 1999 and $2.3 million in 1998).

    Covance currently estimates that the cost of new hardware, software and other equipment to be acquired in replacement of existing non-Year 2000 compliant hardware, software and other equipment will total between $6.7 million and $7.1 million. Of these amounts, capitalizable expenditures totaling $6.2 million have been made during the two year period ended December 31, 1999 ($4.5 million in 1999 and $1.7 million in 1998).

    The primary source of funds for all costs yet to be incurred and expenditures to be made is expected to be provided by Covance's operating cash flows.

    FORWARD LOOKING STATEMENTS. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS IN CERTAIN OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K THAT LOOK FORWARD IN TIME, ARE FORWARD LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, FUTURE EVENTS OR PERFORMANCE, EXPECTATIONS, PREDICTIONS, AND ASSUMPTIONS AND OTHER STATEMENTS WHICH ARE OTHER THAN STATEMENTS OF HISTORICAL FACTS. ALL SUCH FORWARD LOOKING STATEMENTS ARE BASED ON THE CURRENT EXPECTATIONS OF MANAGEMENT AND ARE SUBJECT TO, AND ARE QUALIFIED BY, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THOSE STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, COVANCE'S ABILITY TO ESTIMATE COSTS OF YEAR 2000 REMEDIATION, PRICE COMPETITION IN THE CLINICAL DEVELOPMENT SERVICES INDUSTRY, AND RISKS AND UNCERTAINTIES SET FORTH IN COVANCE'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING WITHOUT LIMITATION THIS ANNUAL REPORT ON FORM 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

    None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of PricewaterhouseCoopers LLP--Independent
  Accountants...............................................      26

Consolidated Balance Sheets--December 31, 1999 and 1998.....      27

Consolidated Statements of Income--Years ended December 31,
  1999, 1998 and 1997.......................................      28

Consolidated Statements of Cash Flows--Years ended December
  31, 1999, 1998 and 1997...................................      29

Consolidated Statements of Stockholders' Equity--Years ended
  December 31, 1999, 1998 and 1997..........................      30

Notes to Consolidated Financial Statements..................      31

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Covance Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of stockholders' equity appearing on pages 27 through 42 present fairly, in all material respects, the financial position of Covance Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Covance's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, NJ
January 21, 2000

                         COVANCE INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                1999       1998
(DOLLARS IN THOUSANDS)                                        --------   --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 25,444   $ 19,263
  Accounts receivable, net..................................   139,680    139,145
  Unbilled services.........................................    52,647     41,589
  Inventory.................................................    26,474     26,726
  Deferred income taxes.....................................    17,292      9,671
  Prepaid expenses and other assets.........................    40,587     38,095
                                                              --------   --------
    Total Current Assets....................................   302,124    274,489
Property and equipment, net.................................   296,943    237,587
Goodwill, net...............................................    84,575     71,999
Other assets................................................    16,672      9,340
                                                              --------   --------
    Total Assets............................................  $700,314   $593,415
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 25,715   $ 33,381
  Accrued payroll and benefits..............................    34,138     41,505
  Accrued expenses and other liabilities....................    40,318     39,117
  Unearned revenue..........................................    75,531     60,226
  Short-term debt...........................................    19,787     13,000
  Income taxes payable......................................     4,388      5,772
                                                              --------   --------
    Total Current Liabilities...............................   199,877    193,001
Long-term debt..............................................   208,724    149,909
Deferred income taxes.......................................    14,982     12,416
Other liabilities...........................................    14,079     13,074
                                                              --------   --------
    Total Liabilities.......................................   437,662    368,400
                                                              --------   --------
Commitments and Contingent Liabilities
Stockholders' Equity:
  Common stock--Par value $0.01 per share; 140,000,000
    shares authorized; 59,024,976 and 58,417,536 shares
    issued and outstanding, including those held in
    treasury, at December 31, 1999 and 1998, respectively...       590        584
Paid-in capital.............................................    95,954     75,853
Retained earnings...........................................   192,190    146,372
Accumulated other comprehensive income--
    Cumulative translation adjustment.......................    (6,504)     2,206
Treasury stock at cost (1,995,000 shares)...................   (19,578)        --
                                                              --------   --------
    Total Stockholders' Equity..............................   262,652    225,015
                                                              --------   --------
    Total Liabilities and Stockholders' Equity..............  $700,314   $593,415
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         COVANCE INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999          1998          1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 -----------   -----------   -----------
Net revenues................................................  $   828,980   $   731,574   $   590,651
Cost and expenses:
  Cost of revenue...........................................      553,283       484,128       389,785
  Selling, general and administrative.......................      128,003       117,844        92,329
  Depreciation and amortization.............................       48,147        37,723        30,877
  Special charges:
    Restructuring charge....................................        7,719            --            --
    Merger-related costs....................................        5,249            --            --
                                                              -----------   -----------   -----------
    Total...................................................      742,401       639,695       512,991
                                                              -----------   -----------   -----------
Income from operations......................................       86,579        91,879        77,660
                                                              -----------   -----------   -----------
Other expense, net:
  Interest expense, net.....................................       10,062         7,361         8,314
  Other expense.............................................           57           373           167
                                                              -----------   -----------   -----------
    Other expense, net......................................       10,119         7,734         8,481
                                                              -----------   -----------   -----------
Income before taxes and equity investee results.............       76,460        84,145        69,179
Taxes on income.............................................       30,642        35,099        29,367
Equity investee loss........................................           --           438            58
                                                              -----------   -----------   -----------
Net income..................................................  $    45,818   $    48,608   $    39,754
                                                              ===========   ===========   ===========
Basic earnings per share....................................        $0.78         $0.84         $0.69
Weighted average shares outstanding--basic..................   58,477,199    58,050,114    57,254,042

Diluted earnings per share..................................        $0.78         $0.83         $0.69
Weighted average shares outstanding--diluted................   58,680,794    58,774,334    57,463,587

  The accompanying notes are an integral part of these consolidated financial statements.

                         COVANCE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999        1998        1997
(DOLLARS IN THOUSANDS)                                        ---------   ---------   --------
Cash flows from operating activities:
Net income..................................................  $  45,818   $  48,608   $ 39,754
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     48,147      37,723     30,877
  Restructuring reserve, net of cash paid...................      4,147          --         --
  Stock issued under employee benefit and stock compensation
    plans...................................................      6,859       6,929      5,523
  Deferred income tax provision.............................     (5,055)      4,420      7,856
  Other.....................................................        320         429        673
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       (535)    (31,877)   (11,089)
    Unbilled services.......................................    (11,058)       (609)    (1,667)
    Inventory...............................................        252      (8,342)    (1,678)
    Accounts payable........................................     (7,666)      8,087     (2,308)
    Accrued liabilities.....................................    (10,313)      7,441      6,297
    Unearned revenue........................................     15,305      (2,247)     4,305
    Income taxes payable....................................     (1,384)      1,574        748
    Other assets and liabilities, net.......................     (5,808)     (7,997)    (2,662)
                                                              ---------   ---------   --------
Net cash provided by operating activities...................     79,029      64,139     76,629
                                                              ---------   ---------   --------
Cash flows from investing activities:
  Capital expenditures......................................   (111,153)    (74,945)   (56,538)
  Contingent purchase price paid in connection with prior
    acquisitions............................................    (16,830)         --         --
  Acquisition of businesses, net of cash acquired...........         --     (25,546)        --
  Other, net................................................        975         129        196
                                                              ---------   ---------   --------
Net cash used in investing activities.......................   (127,008)   (100,362)   (56,342)
                                                              ---------   ---------   --------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit
    facility................................................     50,000      20,000    (40,000)
  Proceeds from long-term borrowings........................     20,000          --      9,423
  Proceeds from short-term borrowings.......................         --          --     10,000
  Repayments of short-term borrowings.......................     (3,000)         --         --
  Purchase of treasury stock................................    (19,578)         --         --
  Stock issued under employee stock purchase and option
    plans...................................................      6,738       7,459      2,901
                                                              ---------   ---------   --------
Net cash provided by (used in) financing activities.........     54,160      27,459    (17,676)
                                                              ---------   ---------   --------
Net change in cash and cash equivalents.....................      6,181      (8,764)     2,611
Cash and cash equivalents, beginning of year................     19,263      28,027     25,416
                                                              ---------   ---------   --------
Cash and cash equivalents, end of year......................  $  25,444   $  19,263   $ 28,027
                                                              =========   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         COVANCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              ACCUMULATED
                                                                 OTHER                                      TOTAL
                             COMMON    PAID-IN    RETAINED   COMPREHENSIVE   COMPREHENSIVE   TREASURY   STOCKHOLDERS'
                             STOCK     CAPITAL    EARNINGS      INCOME          INCOME        STOCK        EQUITY
(DOLLARS IN THOUSANDS)      --------   --------   --------   -------------   -------------   --------   -------------
Balance, December 31,
  1996....................    $571     $48,970    $ 58,010      $ 3,153                            --     $110,704
  Comprehensive income:
  Net income..............      --          --      39,754           --         $39,754            --       39,754
  Currency translation
    adjustment............      --          --          --       (2,713)         (2,713)           --       (2,713)
                                                                                -------
    Total comprehensive
      income..............      --          --          --           --         $37,041            --           --
                                                                                =======
Capital contribution......      --         888          --           --                            --          888
Shares issued under
  various employee benefit
  and stock compensation
  plans...................       6       8,245          --           --                            --        8,251
Stock option exercises....      --         173          --           --                            --          173
                              ----     -------    --------      -------                                   --------
Balance, December 31,
  1997....................     577      58,276      97,764          440                            --      157,057
  Comprehensive income:
  Net income..............      --          --      48,608           --         $48,608            --       48,608
  Currency translation
    adjustment............      --          --          --        1,766           1,766            --        1,766
                                                                                -------
    Total comprehensive
      income..............      --          --          --           --         $50,374            --           --
                                                                                =======
Capital contribution......      --       3,196          --           --                            --        3,196
Shares issued under
  various employee benefit
  and stock compensation
  plans...................       5      10,511          --           --                            --       10,516
Stock option exercises....       2       3,870          --           --                            --        3,872
                              ----     -------    --------      -------                                   --------
Balance, December 31,
  1998....................     584      75,853     146,372        2,206                            --      225,015
  Comprehensive income:
  Net income..............      --          --      45,818           --         $45,818            --       45,818
  Currency translation
    adjustment............      --          --          --       (8,710)         (8,710)           --       (8,710)
                                                                                -------
    Total comprehensive
      income..............      --          --          --           --         $37,108            --           --
                                                                                =======
Capital contribution......      --       6,511          --           --                            --        6,511
Shares issued under
  various employee benefit
  and stock compensation
  plans...................       5      11,378          --           --                            --       11,383
Stock option exercises....       1       2,212          --           --                            --        2,213
Treasury stock, at cost...      --          --          --           --                      $(19,578)     (19,578)
                              ----     -------    --------      -------                      --------     --------
Balance, December 31,
  1999....................    $590     $95,954    $192,190      $(6,504)                     $(19,578)    $262,652
                              ====     =======    ========      =======                      ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

1. ORGANIZATION

    Covance Inc. and its subsidiaries ("Covance") is a leading contract research organization providing a wide range of product development services on a worldwide basis to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as health economics and outcomes for managed care organizations, hospitals and other health care providers and laboratory testing to the chemical, agrochemical and food industries. Covance's operations constitute two segments for financial reporting purposes. The first segment, early development services, includes preclinical and Phase I clinical service offerings. The second segment, late-stage development services, includes clinical development, clinical support, biomanufacturing and commercialization. At the present time, operations are principally focused in the United States and Europe.

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

    USE OF ESTIMATES

    These consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    FOREIGN CURRENCIES

    For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders' equity in the Consolidated Balance Sheets and are included in the determination of comprehensive income in the Consolidated Statements of Stockholders' Equity. Transaction gains and losses are included in the determination of net income in the Consolidated Statements of Income. Transaction losses totaled $0.1 million, $0.4 million and $0.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at date of purchase and consist principally of amounts temporarily invested in money market funds.

    FINANCIAL INSTRUMENTS

    The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long and short-term debt are not materially different than their carrying amounts as reported at December 31, 1999 and 1998.

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

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1999, 1998 AND 1997
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

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

    GOODWILL

    Goodwill (investment costs in excess of the fair value of net tangible assets acquired) is capitalized and amortized on a straight-line basis over the period expected to be benefited, which is generally twenty years or less, except for acquisitions prior to 1996 which are being amortized over forty years.

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

    Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in revenue or expense since such fees are granted by customers on a "pass-through basis" without risk or reward to Covance. Amounts receivable from customers in connection with billed and unbilled investigator fees and out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $27.3 million at both December 31, 1999 and 1998.

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1999, 1998 AND 1997
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

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

    COMPREHENSIVE INCOME

    Comprehensive income has been calculated in accordance with Financial Accounting Standards Board ("FASB") Statement No. 130, REPORTING COMPREHENSIVE INCOME. Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

    SEGMENT REPORTING

    Covance reports information about its operating segments and related disclosures about products, services, geographic areas and major customers in accordance with FASB Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. See Note 12 for segment disclosure.

    SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest for the years ended December 31, 1999, 1998 and 1997 totaled $13.2 million, $9.1 million and $9.1 million, respectively. Cash paid for income taxes for the years ended December 31, 1999, 1998 and 1997 totaled $30.9 million, $25.5 million and $27.9 million, respectively.

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

    In computing diluted earnings per share for the years ended December 31, 1999, 1998 and 1997, the denominator was increased by 203,595 shares, 724,220 shares and 209,545 shares, respectively, representing the dilution of stock options outstanding at December 31, 1999, 1998 and 1997, with exercise prices less than the average market price of Covance's Common Stock during each respective period. Excluded from the computation of diluted earnings per share at December 31, 1999 were options to purchase 3,676,178 shares of common stock at prices ranging from $19.57 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance's Common Stock during 1999. Excluded from the computation of diluted earnings per share at December 31, 1998 were options to purchase 185,650 shares of common stock at prices ranging from $24.56 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance's Common Stock during 1998. Excluded from the computation of diluted earnings per share at December 31, 1997 were options to

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1999, 1998 AND 1997
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

purchase 1,474,585 shares of common stock at prices ranging from $19.00 to $20.56 per share because the exercise prices of such options were greater than the average market price of Covance's Common Stock during 1997.

3. PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1999 and 1998 consist of the following:

                                                                1999        1998
                                                              ---------   ---------
Property and equipment at cost:
  Land......................................................  $   6,859   $   6,859
  Buildings and improvements................................    158,671     137,682
  Equipment.................................................    244,924     212,681
  Furniture, fixtures & leasehold improvements..............     85,921      62,888
  Construction-in-progress..................................     31,839      14,952
                                                              ---------   ---------
                                                                528,214     435,062
Less: Accumulated depreciation and amortization.............   (231,271)   (197,475)
                                                              ---------   ---------
Property and equipment, net.................................  $ 296,943   $ 237,587
                                                              =========   =========

    Depreciation and amortization expense aggregated $43.5 million, $35.2 million and $28.0 million for 1999, 1998 and 1997, respectively.

4. ACQUISITIONS AND GOODWILL

    In November 1998, Covance acquired the stock of GDXI, Inc. (now known as Covance Central Diagnostics Inc.) and all of the assets and certain liabilities of Berkeley Antibody Company, Inc. (now known as Covance Antibody
Services Inc.) for cash payments totaling approximately $26 million in separate transactions accounted for as purchase business combinations. The goodwill resulting from these transactions aggregated $23.4 million.

    In October 1996, Covance acquired the stock of CRS Pacamed AG (now known as Covance Pharmaceutical Packaging Services AG) for a cash payment of approximately $14.4 million in a transaction accounted for as a purchase business combination. In 1999, Covance paid an additional $1.0 million in contingent purchase price associated with this acquisition. The total goodwill resulting from this transaction aggregated $11.3 million.

    In March 1996, Covance acquired all of the assets and substantially all of the liabilities of Health Technology Associates, Inc. (now known as Covance Health Economics and Outcomes Services Inc.) for an initial cash payment of approximately $14.9 million in a transaction accounted for as a purchase business combination. In 1999, Covance paid an additional $15.8 million in contingent purchase price associated with this acquisition. The total goodwill resulting from this acquisition aggregated $29.5 million.

    Results of operations for these entities have been included in the accompanying consolidated financial statements beginning on the respective dates of acquisition. Pro forma information for these entities has not been presented, due to their insignificance to Covance taken as a whole.

    Goodwill associated with these and prior acquisitions aggregated
$84.6 million and $72.0 million, net of accumulated amortization of $14.2 million and $10.0 million at December 31, 1999 and 1998, respectively. Amortization expense aggregated $4.2 million, $2.5 million and $2.3 million for 1999, 1998 and 1997, respectively.

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1999, 1998 AND 1997
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

5. TAXES ON INCOME

    The components of income before taxes and the related provision (benefit) for taxes on income for 1999, 1998 and 1997 are as follows:

                                                               1999       1998       1997
                                                             --------   --------   --------
Income before taxes and equity investee results:
  Domestic.................................................  $57,644    $63,401    $48,927
  International............................................   18,816     20,744     20,252
                                                             -------    -------    -------
    Total..................................................  $76,460    $84,145    $69,179
                                                             =======    =======    =======
Federal income taxes:
  Current provision........................................  $19,924    $23,179    $14,968
  Deferred provision (benefit).............................    1,065       (324)     2,700
International income taxes:
  Current provision........................................    6,489      3,648      3,987
  Deferred provision (benefit).............................   (1,165)     2,472      2,387
State and other income taxes:
  Current provision........................................    4,100      6,714      5,840
  Deferred provision (benefit).............................      229       (590)      (515)
                                                             -------    -------    -------
    Net income tax provision...............................  $30,642    $35,099    $29,367
                                                             =======    =======    =======

    The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 1999, 1998 and 1997 are as follows:

                                                                1999        1998        1997
                                                              --------    --------    --------
Taxes at statutory rate.....................................    35.0%       35.0%       35.0%
State and local taxes, net of Federal benefit...............     3.7         4.7         5.1
Goodwill amortization.......................................     0.9         1.0         1.1
Impact of international operations..........................    (1.7)       (1.3)       (1.0)
Other, net..................................................     2.2         2.3         2.3
                                                                ----        ----        ----
  Total.....................................................    40.1%       41.7%       42.5%
                                                                ====        ====        ====

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                                1999       1998
                                                              --------   --------
Current deferred tax assets:
  Liabilities not currently deductible......................  $  5,088   $  5,926
  Net operating losses......................................    11,602      5,084
  Other.....................................................       602        727
                                                              --------   --------
  Gross current deferred tax assets.........................    17,292     11,737
  Less: Valuation allowance.................................        --     (2,066)
                                                              --------   --------
  Net current deferred tax assets...........................  $ 17,292   $  9,671
                                                              ========   ========
Noncurrent deferred tax assets:
  Liabilities not currently deductible......................  $  7,159   $  6,436
  Less: Valuation allowance.................................    (1,212)    (1,579)
                                                              --------   --------
  Net noncurrent deferred tax assets........................     5,947      4,857
Noncurrent deferred tax liabilities:
  Property and equipment....................................   (20,929)   (17,273)
                                                              --------   --------
  Net noncurrent deferred tax liabilities...................  $(14,982)  $(12,416)
                                                              ========   ========

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1999, 1998 AND 1997
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

    Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Taxes have not been provided on $59.1 million of accumulated foreign unremitted earnings because those earnings are expected to remain invested indefinitely. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance.

    At December 31, 1999, Covance has net operating loss carryforwards of approximately $29.0 million which expire in years 2009 through 2012 and are available to offset future Federal taxable income.

6. SHORT AND LONG-TERM DEBT

    Covance has a $250 million senior revolving credit facility (the "Credit Facility") with a syndicate of banks, as to which there was $190.0 million and $140.0 million of outstanding borrowings and $11.3 million and $11.3 million in outstanding letters of credit at December 31, 1999 and 1998, respectively. Under the Credit Facility, borrowings can be made in a number of different currencies until November 2001 at which time all outstanding loans must be paid in full. In addition, Covance has several different interest rate options under the Credit Facility. Interest on all outstanding borrowings during 1999, 1998 and 1997 was computed based upon the London Interbank Offered Rate plus an applicable margin and approximated 5.5%, 5.8% and 6.0% per annum, respectively. Covance has the option to prepay the loans outstanding under the Credit Facility in whole or in part at any time, subject to payment of breakage costs, in certain circumstances. The Credit Facility contains certain covenants and requires the maintenance of key ratios, as defined in the Credit Facility. At December 31, 1999, Covance was in compliance with the terms of the Credit Facility.

    In December 1999, Covance financed its newly constructed North American packaging facility through a five year $20.0 million mortgage which bears interest at a rate of 7.72% per annum.

    In December 1999, Covance Biotechnology repaid $3.0 million in short-term debt with the North Carolina Biotechnology Center which matured in December 1999. In addition, Covance Biotechnology has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of both December 31, 1999 and 1998. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under the Credit Facility and is guaranteed by Covance.

    In October 1997, a foreign subsidiary of Covance borrowed 13.5 million Swiss Francs from a bank. This loan bears interest at a fixed rate of 2.9% per annum and matures in October 2000. These funds were used to repay certain cross-currency intercompany obligations and to fund capital expenditures.

7. EMPLOYEE BENEFIT PLANS

    Covance has several defined contribution plans covering substantially all of its full-time employees. Contributions to these plans aggregated $11.4 million, $9.4 million and $8.1 million for 1999, 1998 and 1997, respectively.

8. STOCKHOLDERS' EQUITY

    PREFERRED STOCK

    Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 1999 no Covance Series Preferred Stock has been issued or is outstanding.

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1999, 1998 AND 1997
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

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

    TREASURY STOCK

    During September 1999, the Board of Directors authorized the repurchase of up to 5% or approximately 3.0 million shares of Covance's outstanding common stock, subject to market conditions and other factors. As of December 31, 1999, Covance repurchased a total of 1,995,000 shares at a total cost of approximately $19.6 million.

    STOCK COMPENSATION PLANS

    The Employee Equity Participation Program ("EEPP") consists of two plans:
(a) a stock option plan (the "Covance Stock Option Plan"); and (b) an incentive stock plan (the "Covance Incentive Stock Plan"). The Covance Stock Option Plan of the EEPP, which is administered by the Covance Compensation and Organization Committee of the Board of Directors, provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Covance Common Stock at no less than fair market value on the date of grant. Options granted are not exercisable for at least twelve months and expire no more than ten years from date of grant. The Covance Incentive Stock Plan of the EEPP authorizes the Covance Compensation and Organization Committee to award eligible employees shares, or the right to receive shares, of Covance Common Stock. The shares awarded may be subject to certain restrictions prohibiting sale or other disposition and may be subject to forfeiture, in certain circumstances. A maximum of 6.0 million shares may be optioned or granted to eligible employees under the EEPP. During 1999, 1998 and 1997, Covance recorded compensation expense of $0.1 million, $1.7 million and $1.1 million, respectively, in connection with stock issued to certain members of Covance's executive management under the Covance Incentive Stock Plan.

    Covance also has an employee stock purchase plan (the "ESPP") pursuant to which Covance may make available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP, which is administered by the Covance Compensation and Organization Committee, is intended to give Covance employees the opportunity to purchase shares of Covance Common Stock through payroll deductions. A maximum of 1.0 million shares may be purchased by Covance employees under the ESPP. During 1999, 1998 and 1997, a total of 277,876 shares, 204,573 shares and 190,928 shares of common stock, respectively, were issued under the ESPP.

    Covance has adopted the disclosure-only provisions of FASB Statement
No. 123 ("SFAS 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, and accordingly, applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Had Covance elected to recognize compensation expense in accordance with the provisions of SFAS 123 for the stock option awards and for the stock purchased by Covance employees under the ESPP, its net income in 1999, 1998 and 1997 would have been $35.6 million, $39.5 million and $35.9 million, respectively, its basic and diluted earnings per share would both have been $0.61 in 1999; its basic and diluted earnings per share would have been $0.68 and $0.67, respectively, in 1998; and its basic and diluted earnings per share would both have been $0.63 in 1997. The fair value of the Covance stock options used to compute the net income and earnings per share disclosures required under SFAS 123 is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: expected volatility of 49.0%, 49.0% and 33.3%; risk free interest rate of 5.45%, 5.47% and 6.50%; and an expected holding period of seven years, seven years and seven years.

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1999, 1998 AND 1997
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

    The following table sets forth Covance's stock option activity during 1999, 1998 and 1997:

                                                                  NUMBER       WEIGHTED
                                                                OF SHARES      AVERAGE
                                                              (IN THOUSANDS)    PRICE
                                                              --------------   --------
Options outstanding, December 31, 1996......................     1,062.5        $16.11
  Granted...................................................     1,763.1        $19.49
  Exercised.................................................       (11.8)       $14.62
  Forfeited.................................................       (66.6)       $18.63
                                                                 -------
Options outstanding, December 31, 1997......................     2,747.2        $18.01
  Granted...................................................     1,867.3        $21.33
  Exercised.................................................      (241.9)       $16.70
  Forfeited.................................................      (397.1)       $19.62
                                                                 -------
Options outstanding, December 31, 1998......................     3,975.5        $19.42
  Granted...................................................     1,328.6        $26.19
  Exercised.................................................      (113.4)       $18.73
  Forfeited.................................................      (440.4)       $21.96
                                                                 -------
Options outstanding, December 31, 1999......................     4,750.3        $21.17
                                                                 =======

    The weighted average fair value of the stock options granted during 1999, calculated using the Black-Scholes option-pricing model with the assumptions as set forth above, is $15.78 per share.

    The following table sets forth the status of all options outstanding at December 31, 1999:

                                 STOCK OPTIONS OUTSTANDING              STOCK OPTIONS EXERCISABLE
                        --------------------------------------------   ---------------------------
                                             WEIGHTED
                            NUMBER           AVERAGE        WEIGHTED       NUMBER        WEIGHTED
    OPTION PRICE          OF SHARES         REMAINING       AVERAGE      OF SHARES       AVERAGE
        RANGE           (IN THOUSANDS)   CONTRACTUAL LIFE    PRICE     (IN THOUSANDS)     PRICE
---------------------   --------------   ----------------   --------   --------------   ----------
    $ 9.69-$13.98             139         6.4 years          $ 8.78           61          $ 7.50
    $14.88-$16.49             588         5.3 years          $15.86          496          $15.85
    $17.25-$25.06           2,819         7.6 years          $20.24        1,997          $19.88
    $25.81-$29.13           1,204         9.1 years          $27.32           84          $26.65

9. COMMITMENTS AND CONTINGENT LIABILITIES

    Minimum annual rental commitments under noncancellable operating leases, primarily office and laboratory facilities in effect at December 31, 1999 are as follows:

Year ended December 31,
-----------------------

2000........................................................  $31,427

2001........................................................  $29,665

2002........................................................  $20,137

2003........................................................  $18,303

2004........................................................  $15,465

2005 and beyond.............................................  $70,756

    Operating lease rental expense aggregated $31.9 million, $27.0 million and $26.0 million for 1999, 1998 and 1997, respectively.

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1999, 1998 AND 1997
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

    Covance has entered, and may from time to time in the future, enter into build-to-suit operating lease arrangements. These transactions may allow Covance to purchase the underlying facility and / or equipment or cancel the lease arrangement on various dates over the lease term. In the event of cancellation, Covance may be obligated under residual value guarantee provisions of the leases. Covance has one lease arrangement whereby it has a contingent residual value guarantee payment in the event that Covance terminates the lease and the sale of the underlying facility and equipment results in sales proceeds by the lessor in an amount less than the lessor's unamortized investment in the lease arrangement. Under these circumstances, Covance's maximum payment would have approximated $35 million at the end of 1997 (the first year of the lease) and decreases to approximately $25 million at the end of 2006 (the tenth year of the lease), assuming Covance terminates the lease and the sales proceeds received by the lessor were zero.

10. MERGER COSTS

    Covance entered into an Agreement and Plan of Merger as of April 28, 1999 (the "Proposed Merger") with Parexel International Corporation ("Parexel"). On June 25, 1999, Covance and Parexel mutually agreed to terminate the Proposed Merger. In connection with the termination, Covance and Parexel entered into a termination agreement whereby, among other things, each party agreed to release the other from any claims relating to the Proposed Merger and each party agreed to bear its own expenses incurred in connection with the Proposed Merger. During the year ended December 31, 1999, Covance incurred one-time, out-of-pocket transaction and integration related costs (primarily professional fees for investment banking, attorneys, accountants and consultants) of $5.2 million ($3.1 million, net of tax) in connection with the Proposed Merger.

11. RESTRUCTURING

    In order to improve its global competitiveness, better optimize capacity utilization and enhance quality and service worldwide, during 1999 Covance consolidated its regionally based Phase II and III clinical services under one global management structure and formed a unified sales force for its clinical development, central laboratory, packaging and other related clinical support services. Primarily in connection with these actions, Covance recorded a pre-tax restructuring charge of $7.7 million ($4.6 million net of tax) consisting primarily of $6.5 million in severance and related benefits arising from the elimination of approximately 165 managerial and staff positions. Severance payments began in September 1999 and will continue into 2000. As of December 31, 1999, a total of 138 employees have been terminated and a total of $3.6 million in costs have been paid. The remaining $4.1 million is included in accrued expenses and other liabilities in the Consolidated Balance Sheet.

12. SEGMENT INFORMATION

    Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's preclinical and Phase I clinical service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance's clinical development, clinical support, biomanufacturing and commercialization capabilities, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug's commercial potential.

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1999, 1998 AND 1997
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

    The accounting policies of the reportable segments are the same as those described in Note 2.

                                                      EARLY        LATE-STAGE
                                                   DEVELOPMENT     DEVELOPMENT      TOTAL
                                                   -----------     -----------     --------
Net revenues from external customers:
  1999...........................................    $273,315       $555,665       $828,980
  1998...........................................    $239,483       $492,091       $731,574
  1997...........................................    $217,558       $373,093       $590,651

Depreciation and amortization:
  1999...........................................    $ 16,326       $ 31,821       $ 48,147
  1998...........................................    $ 15,362       $ 22,361       $ 37,723
  1997...........................................    $ 14,644       $ 16,233       $ 30,877

Operating income:
  1999...........................................    $ 42,826(a)    $ 56,721(a)    $ 99,547(a)
  1998...........................................    $ 34,245       $ 57,634       $ 91,879
  1997...........................................    $ 32,487       $ 45,173       $ 77,660

Segment assets:
  1999...........................................    $239,187       $461,127       $700,314
  1998...........................................    $219,326       $374,089       $593,415
  1997...........................................    $199,432       $284,582       $484,014

Capital expenditures:
  1999...........................................    $ 25,981       $ 85,172       $111,153
  1998...........................................    $ 23,392       $ 51,553       $ 74,945
  1997...........................................    $ 16,375       $ 40,163       $ 56,538

------------------------

(a) Excludes special charges recorded during the year ended December 31, 1999, as follows: (1) Third quarter restructuring charge totaling $7,719 ($4,631 after tax); and (2) Second quarter 1999 merger-related charge totaling $5,249 ($3,150 after tax).

13. GEOGRAPHIC INFORMATION

                                                 UNITED     UNITED
                                                 STATES    KINGDOM     OTHER      TOTAL
                                                --------   --------   --------   --------
Net revenues from external customers(1)
  1999........................................  $572,326   $131,904   $124,750   $828,980
  1998........................................  $500,463   $118,820   $112,291   $731,574
  1997........................................  $402,642   $102,704   $ 85,305   $590,651
Long-lived assets(2)
  1999........................................  $190,830   $ 77,747   $ 28,366   $296,943
  1998........................................  $132,671   $ 75,009   $ 29,907   $237,587
  1997........................................  $101,170   $ 70,059   $ 21,900   $193,129

------------------------

(1) Net revenues are attributable to geographic locations based on the physical location where the services are performed.

(2) Long-lived assets represents the net book value of property, plant and equipment.

                         COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1999, 1998 AND 1997
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of unaudited quarterly financial information for 1999 and 1998:

                                           FIRST      SECOND       THIRD        FOURTH
YEAR ENDED DECEMBER 31, 1999              QUARTER    QUARTER      QUARTER      QUARTER
----------------------------              --------   --------     --------     --------
Net revenues............................  $210,632   $215,060     $198,920     $204,368
Income from operations..................  $ 24,166   $ 22,955(a)  $ 15,403(b)  $ 24,055
Net income..............................  $ 13,148   $ 12,207(a)  $  7,707(b)  $ 12,756
Basic and diluted earnings per share....  $   0.22   $   0.21(a)  $   0.13(b)  $   0.22

                                           FIRST      SECOND       THIRD        FOURTH
YEAR ENDED DECEMBER 31, 1998              QUARTER    QUARTER      QUARTER      QUARTER
----------------------------              --------   --------     --------     --------
Net revenues............................  $168,509   $182,089     $182,187     $198,789
Income from operations..................  $ 20,314   $ 24,302     $ 24,275     $ 22,988
Net income..............................  $ 10,452   $ 12,868     $ 13,063     $ 12,225
Basic and diluted earnings per share....  $   0.18   $   0.22     $   0.22     $   0.21

------------------------

(a) Excluding the impact of the second quarter merger-related costs totaling $5,249 ($3,150 net of tax), income from operations and net income totaled $28,204, and $15,357, respectively, and basic and diluted EPS were both $0.26.

(b) Excluding the impact of the third quarter restructuring charge totaling $7,719 ($4,631 net of tax), income from operations and net income totaled $23,122, and $12,338, respectively, and basic and diluted EPS were both $0.21.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Identification of Directors.

    Incorporated by reference to the Company's definitive Proxy Statement in connection with its annual Meeting of Shareholders to be held on April 25, 2000, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

    (b) Identification of Officers.

    Christopher A. Kuebler, 46, has been Covance's President and Chief Executive Officer since November 1994. From March 1993 through November 1994, he was the Corporate Vice President, European Operations for Abbott Laboratories Inc. ("ALI"), a diversified health care company. From January 1991 until March 1993, Mr. Kuebler was the Vice President, Sales and Marketing for ALI's Pharmaceutical Division. Mr. Kuebler has been a member of the Covance Board since
November 1994, and was elected Chairman in November 1996. Mr. Kuebler also serves in various executive officer and director capacities of Covance's subsidiaries.

    Charles C. Harwood, Jr., 46, has been Covance's Corporate Senior Vice President and Chief Financial Officer since July 1996. From November 1994 to July 1996, Mr. Harwood was Covance's Vice President and Chief Financial Officer. From May 1993 to November 1994, Mr. Harwood was Executive Director, Finance of Covance. From January 1993 to May 1993, Mr. Harwood was Chief Financial Officer and Vice President of Finance with Integrated Telecom Technologies, Inc. Prior to January 1993, Mr. Harwood worked for seven years in the field of commercial real estate development and six years with the Hewlett-Packard Company in its Medical Products Division. Mr. Harwood also serves as a director of several of Covance's subsidiaries.

    Joseph L. Herring, 44, has been Covance's Corporate Senior Vice President and President-Early Development Services since September 1999. From
September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring was Vice President of Caremark International, a provider of home care and physician practice management services.

    Alan Horgan, 43, has been Covance's Corporate Senior Vice President and President-Clinical Development Services since September 1999. From
November 1997 to September 1999, Mr. Horgan was Corporate Vice President and General Manager of Covance Clinical Development Services Europe. From May 1996 to September 1997, Mr. Horgan was Managing Director of Nutraceuticals, Ltd., and from September 1996 to March 1997 was Interim CEO of Lotus Healthcare, a pharmaceutical company based in Beijing PRC. From 1994 to 1996, Mr. Horgan was Managing Director UK Operations of Fisons, a multinational pharmaceutical company.

    Jeffrey S. Hurwitz, 39, has been Covance's Corporate Senior Vice President, General Counsel and Secretary since July 1996. From November 1994 to July 1996, Mr. Hurwitz was Covance's Vice President, General Counsel and Secretary. From October 1993 to November 1994, Mr. Hurwitz was Covance's General Counsel and Secretary. From May 1992 to October 1993, Mr. Hurwitz was an Assistant Counsel and Assistant Secretary for Corning Life Sciences Inc., an affiliate of the Company prior to December 31, 1996. From August 1991 to May 1992, Mr. Hurwitz was an Assistant Counsel for Corning, an affiliate of the Company prior to December 31, 1996. From February 1991 to June 1991, Mr. Hurwitz was an Associate with the law firm of Luskin & Stern. Prior to February 1991, Mr. Hurwitz was an Associate with the law firm of Shearman & Sterling. Mr. Hurwitz also serves as a director of several of Covance's subsidiaries.

    Howard Moody, 49, joined Covance in February 2000, as Corporate Senior Vice President-Chief Information Officer. Prior to joining Covance, Mr. Moody was Vice President, Information Systems, Core Business for Quest Diagnostics Inc., a position to which Mr. Moody was appointed after Smithkline Beecham Clinical Laboratories was acquired by Quest in 1999. Mr. Moody held that position with Smithkline Beecham Clinical Laboratories from 1995 to 1999. From 1989 to 1995 Mr. Moody held various positions of increasing responsibility with Smithkline Beecham.

    F. John Mills, M.D., Ph.D., 48, has been Covance's Corporate Senior Vice President and President-Clinical Support Services since September 1999. From March 1999 to September 1999, Dr. Mills was Corporate Vice President and Global General Manager of Covance Central Laboratory Services Inc. From September 1997 to March 1999, Dr. Mills was Corporate Vice President and General Manager of Covance Central Laboratory Services Inc. From January 1997 to September 1997, Dr. Mills was Corporate Vice President and General Manager of Covance CAPS Europe. From 1992 to January 1997, Dr. Mills was Corporate Vice President and General Manager of CAPS Europe for Covance.

    Paul H. Sartori, Ph.D., 53, has been Covance's Corporate Senior Vice President-Human Resources since January 1999. From January 1997 through December 1998, Dr. Sartori was Executive Vice President of External Affairs and Human Resources for Novartis Corporation, a global life sciences company. From January 1995 through December 1996, Dr. Sartori was Senior Vice President-Human Resources & Communications for the pharmaceuticals division of Ciba-Giegy Corporation and from December 1988 to December 1994 he was Senior Vice President-Human Resources of that division.

    Stephen J. Sullivan, 53, joined Covance in June 1999 and has been Covance's Corporate Senior Vice President and President-Clinical Development Services and Support Services since September 1999. From 1996 to 1999, Mr. Sullivan was Chairman of the Board, President and Chief Executive Officer of
Xenometrix, Inc., a Boulder, Colorado-based biotechnology company. Prior to that, Mr. Sullivan was Vice President, Worldwide Marketing for the Diagnostics Division, and Vice President and General Manager of the Diagnostic Assay Sector of Abbot Laboratories. Mr. Sullivan continues to serve as Chairman of the Board of Xenometrix, Inc.

    Michael Giannetto, 37, has been Covance's Controller since July 1996 and a Corporate Vice President since February 1998. From November 1996 to
February 1998, Mr. Giannetto was a Vice President of Covance. From March 1995 to July 1996, Mr. Giannetto was the Business Controller for Covance. From
December 1992 to March 1995, Mr. Giannetto was the Manager of Financial Reporting and Technical Accounting for Corning Life Sciences Inc., an affiliate of the Company prior to December 31, 1996. Prior to December 1992,
Mr. Giannetto was a Senior Audit Manager for Deloitte & Touche.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2000 Annual Meeting of Shareholders to be held on April 25, 2000, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF
  COVANCE

    Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2000 Annual Meeting of Shareholders to be held on April 25, 2000, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2000 Annual Meeting of Shareholders to be held on April 25, 2000, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

10.21  Amendment No. 1 to Corporate Senior Vice President
       Employment Letters between Covance Inc. and each of Messrs.
       Harwood and Hurwitz. INCORPORATED BY REFERENCE TO
       REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
       ENDED DECEMBER 31, 1998.

10.22  Severance Agreement and Release between Covance Inc. and
       James D. Utterback dated as of September 1, 1999.
       INCORPORATED BY REFERENCE TO REGISTRANT'S QUARTERLY REPORT
       ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1999.

10.23  Employment Agreement between Christopher A. Kuebler and
       Covance Inc. dated as of May 13, 1999. INCORPORATED BY
       REFERENCE TO REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR
       THE PERIOD ENDED SEPTEMBER 30, 1999.

10.24  2000 Employee Equity Participation Plan. FILED HEREWITH.

21     Subsidiaries. FILED HEREWITH.

23     Consent of PricewaterhouseCoopers LLP. FILED HEREWITH.

27     Financial Data Schedule (EDGAR FILING ONLY).

(D) FINANCIAL STATEMENT SCHEDULES.

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       COVANCE INC.

Dated: March 2, 2000                                   By:  /s/ Christopher A. Kuebler
                                                            ---------------------------------------------------
                                                            Christopher A. Kuebler
                                                            Chairman of the Board, President
                                                            and Chief Executive Officer

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

                      SIGNATURE                                         TITLE                           DATE
                      ---------                                         -----                           ----
/s/ Christopher A. Kuebler                             Chairman of the Board,
-------------------------------------------            President and Chief Executive Officer     March 2, 2000
Christopher A. Kuebler                                 (Principal Executive Officer)

/s/ Charles C. Harwood, Jr.                            Corporate Senior Vice President and
-------------------------------------------            Chief Financial Officer                   March 2, 2000
Charles C. Harwood, Jr.                                (Principal Financial Officer)

/s/ Michael Giannetto                                  Corporate Vice President and Controller
-------------------------------------------            (Principal Accounting Officer)            March 2, 2000
Michael Giannetto

/s/ Robert M. Baylis                                   Director
-------------------------------------------                                                      March 2, 2000
Robert M. Baylis

/s/ Van C. Campbell                                    Director
-------------------------------------------                                                      March 2, 2000
Van C. Campbell

/s/ Irwin Lerner                                       Director
-------------------------------------------                                                      March 2, 2000
Irwin Lerner

/s/ J. Randall MacDonald                               Director
-------------------------------------------                                                      March 2, 2000
J. Randall MacDonald

/s/ Nigel W. Morris                                    Director
-------------------------------------------                                                      March 2, 2000
Nigel W. Morris

/s/ Kathleen G. Murray                                 Director
-------------------------------------------                                                      March 2, 2000
Kathleen G. Murray

/s/ William C. Ughetta                                 Director
-------------------------------------------                                                      March 2, 2000
William C. Ughetta

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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
                        1998.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

        10.21           Amendment No. 1 to Corporate Senior Vice President
                        Employment Letters between Covance Inc. and each of Messrs.
                        Harwood and Hurwitz. INCORPORATED BY REFERENCE TO
                        REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                        ENDED DECEMBER 31, 1998.

        10.22           Severance Agreement and Release between Covance Inc. and
                        James D. Utterback dated as of September 1, 1999.
                        INCORPORATED BY REFERENCE TO REGISTRANT'S QUARTERLY REPORT
                        ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1999.

        10.23           Employment Agreement between Christopher A. Kuebler and
                        Covance Inc. dated as of May 13, 1999. INCORPORATED BY
                        REFERENCE TO REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR
                        THE PERIOD ENDED SEPTEMBER 30, 1999.

        10.24           2000 Employee Equity Participation Plan. FILED HEREWITH.

        21              Subsidiaries. FILED HEREWITH.

        23              Consent of PricewaterhouseCoopers LLP. FILED HEREWITH.

        27              Financial Data Schedule. (EDGAR FILING ONLY).