Form 10-Q
period 2000-03-31
COVANCE INC
filed 2000-04-28
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ____________________ to _____________________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 25, 2000, the Registrant had 57,175,952 shares of Common Stock outstanding.

                                  COVANCE INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Balance Sheets--March 31, 2000 and December 31, 1999.......  2

  Consolidated Statements of Income--Three Months ended March 31, 2000 and 1999 ...............................................................  3

  Consolidated Statements of Cash Flows--Three Months ended March 31,
  2000 and 1999 ..........................................................  4

  Notes to Consolidated Financial Statements..............................  5


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...........................................  7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........ 11


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................. 12


SIGNATURE PAGE............................................................ 13


                                   COVANCE INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                               MARCH 31, 2000 AND DECEMBER 31, 1999

(DOLLARS IN THOUSANDS)                                                  MARCH 31,       DECEMBER 31,
                                                                          2000              1999
                                                                       ----------        ---------
ASSETS                                                                 (UNAUDITED)
Current Assets:
    Cash and cash equivalents.................................         $  13,461        $  25,444
    Accounts receivable, net...................................          154,858          139,680
    Unbilled services..........................................           55,496           52,647
    Inventory..................................................           28,676           26,474
    Deferred income taxes......................................           17,610           17,292
    Prepaid expenses and other assets..........................           43,763           40,587
                                                                        --------         --------
       Total Current Assets....................................          313,864          302,124
Property and equipment, net....................................          304,500          296,943
Goodwill, net..................................................           83,455           84,575
Other assets...................................................           19,847           16,672
                                                                        --------         --------
       Total Assets............................................         $721,666         $700,314
                                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable...........................................        $  33,321        $  25,715
    Accrued payroll and benefits...............................           26,944           34,138
    Accrued expenses and other liabilities.....................           36,313           40,318
    Unearned revenue...........................................           72,452           75,531
    Short-term debt............................................           19,471           19,787
    Income taxes payable.......................................            5,939            4,388
                                                                        --------         --------
       Total Current Liabilities...............................          194,440          199,877
Long-term debt.................................................          223,499          208,724
Deferred income taxes..........................................           14,425           14,982
Other liabilities..............................................           14,324           14,079
                                                                        --------         --------
       Total Liabilities.......................................          446,688          437,662
                                                                        --------         --------
Commitments and Contingent Liabilities

Stockholders' Equity:
    Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 59,153,250 and 59,024,976 shares issued and
          outstanding, including those held in treasury,
          at March 31, 2000 and December 31, 1999, respectively              592              590
    Paid-in capital............................................          100,525           95,954
    Retained earnings..........................................          202,829          192,190
    Accumulated other comprehensive income--
          Cumulative translation adjustment....................           (9,061)          (6,504)
    Treasury stock at cost (2,025,589 and 1,995,000 shares at
          March 31, 2000 and December 31, 1999, respectively)..          (19,907)         (19,578)
                                                                        --------         --------
       Total Stockholders' Equity..............................          274,978          262,652
                                                                        --------         --------
       Total Liabilities and Stockholders' Equity..............         $721,666         $700,314
                                                                        ========         ========

      The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                2

                          COVANCE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31
                                                  -----------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)         2000             1999
                                                  ------------     ------------

Net revenues ...................................  $    209,627     $    210,632

Cost and expenses:
    Cost of revenue ............................       145,924          141,430
    Selling, general and administrative ........        30,423           33,811
    Depreciation and amortization ..............        13,356           11,225
                                                  ------------     ------------
         Total .................................       189,703          186,466
                                                  ------------     ------------
Income from operations .........................        19,924           24,166
                                                  ------------     ------------
Other expense, net:
    Interest expense, net ......................         2,892            1,986
    Other income ...............................          (381)             (80)
                                                  ------------     ------------
         Other expense, net ....................         2,511            1,906
                                                  ------------     ------------
Income before taxes ............................        17,413           22,260
Taxes on income ................................         6,774            9,112
                                                  ------------     ------------
Net income .....................................  $     10,639     $     13,148
                                                  ============     ============




Basic earnings per share .......................       $  0.19          $  0.22

Weighted average shares outstanding - basic ....    57,037,201       58,562,963


Diluted earnings per share .....................       $  0.19          $  0.22

Weighted average shares outstanding - diluted ..    57,199,742       59,827,159


       The accompanying notes are an integral part of these consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31
                                                           ----------------------------
(DOLLARS IN THOUSANDS)                                         2000            1999
                                                           ------------    ------------
Cash flows from operating activities:
Net income .............................................   $     10,639    $     13,148
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization ......................         13,356          11,225
    Stock issued under employee benefit and stock
      compensation plans ...............................            130           2,178
    Deferred income tax provision ......................           (875)           (938)
    Other ..............................................             48              26
    Changes in operating assets and liabilities:
      Accounts receivable ..............................        (15,178)          2,502
      Unbilled services ................................         (2,849)        (16,709)
      Inventory ........................................         (2,202)          1,462
      Accounts payable .................................          7,606          (1,196)
      Accrued liabilities ..............................        (11,199)         (1,960)
      Unearned revenue .................................         (3,079)         (4,283)
      Income taxes payable .............................          1,551           6,418
      Other assets and liabilities, net ................         (3,267)          1,306
                                                           ------------    ------------
Net cash (used in) provided by operating activities ....         (5,319)         13,179
                                                           ------------    ------------
Cash flows from investing activities:
    Capital expenditures ...............................        (22,141)        (20,196)
    Contingent purchase price paid in connection with
      prior acquisitions ...............................             --         (15,133)
    Other, net .........................................              9             301
                                                           ------------    ------------
Net cash used in investing activities ..................        (22,132)        (35,028)
                                                           ------------    ------------
Cash flows from financing activities:
    Net borrowings under revolving credit facility .....         15,000          20,000
    Repayments of long-term debt .......................           (225)             --
    Stock issued under employee stock purchase and
      option plans .....................................          1,022           2,659
    Purchase of treasury stock .........................           (329)             --
                                                           ------------    ------------
Net cash provided by financing activities ..............         15,468          22,659
                                                           ------------    ------------
Net change in cash and cash equivalents ................        (11,983)            810
Cash and cash equivalents, beginning of period .........         25,444          19,263
                                                           ------------    ------------
Cash and cash equivalents, end of period ...............   $     13,461    $     20,073
                                                           ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have not been audited and are subject to such year-end adjustments as may be considered appropriate. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 1999, 1998 and 1997 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     PREPAID EXPENSES AND OTHER ASSETS

     Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in net revenues or expenses since such fees are granted by customers on a "pass-through" basis without risk or reward to Covance. Amounts receivable from customers in connection with billed and unbilled investigator fees and out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $30.2 million and $27.3 million at March 31, 2000 and December 31, 1999, respectively.

     EARNINGS PER SHARE

     Earnings per share has been calculated in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended March 31, 2000 and 1999, the denominator was increased by 162,541 shares and 1,264,196 shares, respectively, representing the dilution of stock options outstanding at March 31, 2000 and 1999 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

     COMPREHENSIVE INCOME

     Comprehensive income has been calculated in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Covance has determined total comprehensive income to be $8.1 million and $8.0 million for the three months ended March 31, 2000 and 1999, respectively. Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

     SEGMENT REPORTING

     Covance reports information about its operating segments and related disclosures about products, services, geographic areas and major customers in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. See Note 5 for segment disclosure.

                          COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

3.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest for the three months ended March 31, 2000 and 1999 totaled $3.3 million and $2.3 million, respectively. Cash paid for income taxes for the three months ended March 31, 2000 and 1999 totaled $4.6 million and $2.5 million, respectively.

4.   RESTRUCTURING

     In order to improve its global competitiveness, better optimize capacity utilization and enhance quality and service worldwide, during 1999 Covance consolidated its regionally based Phase II and III clinical services under one global management structure and formed a unified sales force for its clinical development, central laboratory, packaging and other related clinical support services. Primarily in connection with these actions, Covance recorded a pre-tax restructuring charge of $7.7 million ($4.6 million net of tax) consisting primarily of $6.5 million in severance and related benefits arising from the elimination of approximately 165 managerial and staff positions. Severance payments began in September 1999 and will continue through 2000. As of March 31, 2000, substantially all of these employees have been terminated and a total of $5.5 million in costs have been paid. The remaining $2.2 million is included in accrued expenses and other liabilities in the Consolidated Balance Sheet.

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

     The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues and operating income for the three months ended March 31, 2000 and 1999 are as follows:

                                             EARLY       LATE-STAGE
                                          DEVELOPMENT    DEVELOPMENT     TOTAL
                                          -----------    -----------     -----
THREE MONTHS ENDED MARCH 31, 2000
   Net revenues from external customers    $  72,169     $ 137,458     $ 209,627
   Operating income                        $  11,008     $   8,916     $  19,924

THREE MONTHS ENDED MARCH 31, 1999
   Net revenues from external customers    $  65,583     $ 145,049     $ 210,632
   Operating income                        $   7,990     $  16,176     $  24,166


6.   NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 is required in the second quarter of 2000. Covance is currently in the process of evaluating the impact, if any, SAB 101 will have on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999. Net revenues decreased 0.5% to $209.6 million for the three months ended March 31, 2000 from $210.6 million for the corresponding 1999 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 1.7% as compared to the corresponding 1999 period. Net revenues from Covance's late-stage development services decreased 2.6% for the three months ended March 31, 2000 as compared to the corresponding 1999 period, excluding the impact of foreign exchange rate variances between both periods. The year over year reduction in late-stage development net revenues is primarily attributable to softness in our clinical development services, resulting from weak new business generation. Year over year revenue growth is also affected by the comparison to a very strong first quarter of 1999. Net revenues from Covance's more mature early development services grew 11.1% for the three months ended March 31, 2000 as compared to the corresponding 1999 period, excluding the impact of foreign exchange rate variance between both periods.

     Cost of revenue increased 3.2% to $145.9 million or 69.6% of net revenues for the three months ended March 31, 2000 from $141.4 million or 67.1% of net revenues for the corresponding 1999 period. Gross margins declined to 30.4% for the three months ended March 31, 2000 from 32.9% for the corresponding 1999 period. The reduction in gross margins is attributable primarily to our clinical development services, whose weak new business generation (as mentioned above) and increasing price competition combined to account for most of the year over year variance. In addition, direct costs in our biomanufacturing services increased at a faster rate than net revenues from such services. While this increase in direct costs was planned to meet demand, net revenues, although increasing considerably over the corresponding 1999 period, fell short of plan due to issues associated with both a planned and an unplanned (weather-related) facility shutdown and subsequent production complications.

     Overall, selling, general and administrative expenses decreased 10.0% to $30.4 million for the three months ended March 31, 2000 from $33.8 million for the corresponding 1999 period. As a percentage of net revenues, selling, general and administrative expenses decreased to 14.5% for the three months ended March 31, 2000 from 16.1% for the corresponding 1999 period. This decrease is primarily attributable to lower payroll and variable compensation expense.

     Depreciation and amortization increased 19.0% to $13.4 million or 6.4% of net revenues for the three months ended March 31, 2000 from $11.2 million or 5.3% of net revenues for the corresponding 1999 period due primarily to increased depreciation expense associated with capital spending.

     Income from operations decreased 17.6% to $19.9 million for the three months ended March 31, 2000 from $24.2 million for the corresponding 1999 period. As a percentage of net revenues, income from operations decreased to 9.5% for the three months ended March 31, 2000 from 11.5% for the corresponding 1999 period, primarily as a result of the reduction in gross margins discussed above. Income from operations from Covance's late-stage and early development segments totaled $8.9 million and $11.0 million, respectively, at March 31, 2000 and $16.2 million and $8.0 million, respectively, at March 31, 1999. The reduction in late-stage development operating income was due primarily to the softness in clinical development and biomanufacturing services, as discussed above.

     Other expense increased $0.6 million to $2.5 million for the three months ended March 31, 2000 from $1.9 million for the corresponding 1999 period, due to a $0.9 million increase in interest expense resulting from higher average borrowings and an increase in the weighted average borrowing rate under our long-term revolving credit facility as compared to the corresponding 1999 period. This increase was partially offset by a $0.3 million increase in foreign exchange transaction gains.

     Covance's effective tax rate for the three months ended March 31, 2000 decreased to 38.9% from 40.9% for the corresponding 1999 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period due to the changes in the geographic distribution of its pre-tax earnings.

     Net income decreased 19.1% to $10.6 million for the three months ended March 31, 2000 from $13.1 million for the corresponding 1999 period, due to the increases in cost of revenue, depreciation and amortization and interest expense, all as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Management believes that through a combination of borrowing under its long-term revolving credit facility, cash generated from operations and capital that Covance expects to be made available to it from other credit sources if required, Covance will have sufficient financial flexibility and ready access to cash on both a short-term and a long-term basis to fund, as required, capital expenditures, potential future acquisitions and other longer-term growth opportunities. At March 31, 2000 and December 31, 1999, there was $205.0 million and $190.0 million, respectively, of outstanding borrowings and $11.3 million and $11.3 million, respectively, of outstanding letters of credit, with a remaining availability of $33.7 million and $48.7 million, respectively, under Covance's long-term revolving credit facility. Interest on all outstanding borrowings under Covance's long-term revolving credit facility is based upon the London Interbank Offered Rate plus a margin and approximated 6.33% and 5.30% per annum for the three month periods ended March 31, 2000 and 1999, respectively.

     Covance Biotechnology Services Inc. ("Covance Biotechnology") has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of March 31, 2000. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under its long-term credit facility and is guaranteed by Covance.

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

     During the three months ended March 31, 2000, Covance's operations used net cash of $5.3 million, a decrease of $18.5 million from the corresponding 1999 period. Cash flows from net earnings adjusted for non-cash activity provided $23.3 million for the three months ended March 31, 2000, down $2.3 million or 9.1% from the corresponding 1999 period. The change in net operating assets used $28.6 million in cash, primarily due to an increase in accounts receivable and a reduction in accrued liabilities, and $12.5 million in cash, primarily due to an increase in unbilled receivables, during the three months ended March 31, 2000 and 1999, respectively.

     Working capital was $119.4 million at March 31, 2000, an increase of $17.2 million from December 31, 1999. Accounts receivable and unbilled services, net of unearned revenue, at March 31, 2000 of $137.9 million were up $21.1 million or 18.1% from the December 31, 1999 level of $116.8 million. Net days sales outstanding ("DSOs") increased from 52 days at December 31, 1999 to 60 days at March 31, 2000. DSOs are customarily at their lowest levels at year end and generally increase during the first, second and third quarters, before returning to their seasonally lower levels at year end. For comparison, DSOs at December 31, 1998 were 55 days and increased to 60 days at March 31, 1999. Covance's ratio of current assets to current liabilities was 1.61 at March 31, 2000 and
1.51 at December 31, 1999.

     Investing activities for the three months ended March 31, 2000 used $22.1 million compared to $35.0 million for the corresponding 1999 period. Capital spending for the first three months of 2000 totaled $22.1 million, primarily for outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees, compared to $20.2 million for the corresponding 1999 period. Investing activities for the three months ended March 31, 1999 also included a cash payment of contingent purchase price totaling approximately $15.1 million in connection with Covance's 1996 acquisition of Health Technology Associates, Inc.

COMPETITION

     Covance's Clinical Development Services participates in a competitive industry. Covance believes that this industry is experiencing an increase in price competition which is having a material adverse effect on both Covance's late-stage development and consolidated net income, and if such trend continues, could have a material adverse effect on Covance's late-stage development and consolidated net revenues and could continue to have a material adverse effect on Covance's late-stage development and consolidated net income.

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

     Covance currently estimates that the costs of internal payroll, external consultants and the net book value of equipment to be replaced, amounts that have and will be expensed as incurred, will total approximately $8.5 million over the three year period ending December 31, 2000. Of these amounts, a total of $0.3 million has been incurred and expensed during the three month period ended March 31, 2000 and a total of $8.2 million has been incurred and expensed to date (including $5.6 million in 1999 and $2.3 million in 1998).

     Covance currently estimates that the cost of new hardware, software and other equipment to be acquired in replacement of existing non-Year 2000 compliant hardware, software and other equipment will total approximately $6.5 million. Of these amounts, capitalizable expenditures totaling $0.1 million have been made during the three month period ended March 31, 2000 and capitalizable expenditures totaling $6.3 million have been made to date (including $4.5 million in 1999 and $1.7 million in 1998).

     The primary source of funds for all costs yet to be incurred and expenditures to be made is expected to be provided by Covance's operating cash flows.

     FORWARD LOOKING STATEMENTS. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, Covance's ability to estimate costs of Year 2000 remediation, price competition in the clinical development services industry, Covance's ability to obtain credit on terms satisfactory to it, and risks and uncertainties set forth in Covance's filings with the Securities and Exchange Commission including without limitation its Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 is required in the second quarter of 2000. Covance is currently in the process of evaluating the impact, if any, SAB 101 will have on its consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

        (1) Exhibit 10.A - Amendment No. 1 to Executive Employment Letter between Covance Inc. and Stephen J. Sullivan.
        (2) Exhibit 10.B - Covance Inc. Variable Compensation Plan.
        (3) Exhibit 10.C - Amendment No. 1 to the Covance Inc. Employee Stock Purchase Plan.
        (4) Exhibit 27 - Financial Data Schedule  (Edgar filing only)

(b)  Reports on Form 8-K

     During the three month period ended March 31, 2000, no reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COVANCE INC.

Dated: April 28, 2000                   By: /s/ CHRISTOPHER A. KUEBLER
                                            --------------------------
                                                Christopher A. Kuebler
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                        DATE

/s/ CHRISTOPHER A. KUEBLER
---------------------------
    Christopher A. Kuebler    Chairman of the Board, President    April 28, 2000
                              and Chief Executive Officer
                              (Principal Executive Officer)

/s/ CHARLES C. HARWOOD, JR.
---------------------------
    Charles C. Harwood, Jr.   Corporate Senior Vice President     April 28, 2000
                              and Chief Financial Officer
                              (Principal Financial Officer)

/s/ MICHAEL GIANNETTO
---------------------------
    Michael Giannetto         Corporate Vice President            April 28, 2000
                              and Controller
                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION

10.A Amendment No. 1 to Executive Employment Letter between Covance Inc. and Stephen J. Sullivan.

10.B             Covance Inc. Variable Compensation Plan.

10.C             Amendment No. 1 to the Covance Inc. Employee Stock Purchase
                 Plan.

27               Financial Data Schedule (Edgar filing only)