Form 10-Q
period 2000-06-30
COVANCE INC
filed 2000-07-28
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________________ to _________________


                         Commission File Number: 1-12213

                                  COVANCE INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

             Delaware                                 22-3265977
     ------------------------            ------------------------------------
     (State of Incorporation)            (I.R.S. Employer Identification No.)

         210 Carnegie Center, Princeton, New Jersey         08540
         ------------------------------------------      ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 14, 2000, the Registrant had 57,303,310 shares of Common Stock outstanding.

                                  COVANCE INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX
                                                                         Page
                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Balance Sheets--June 30, 2000 and
     December 31, 1999.............................................        3

  Consolidated Statements of Operations--Three and Six Months
     ended June 30, 2000 and 1999..................................        4

  Consolidated Statements of Cash Flows--Six Months ended
     June 30, 2000 and 1999........................................        5

  Notes to Consolidated Financial Statements.......................        6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................        9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.       15


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.......       16

Item 6.  Exhibits and Reports on Form 8-K..........................       17


SIGNATURE PAGE.....................................................       18


                          COVANCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

(DOLLARS IN THOUSANDS)                                               June 30,   December 31,
                                                                       2000         1999
                                                                    ---------    ---------
                                                                   (UNAUDITED)
ASSETS
Current Assets:
    Cash and cash equivalents ...................................   $  14,217    $  25,444
    Accounts receivable, net ....................................     173,523      139,680
    Unbilled services ...........................................      57,232       52,647
    Inventory ...................................................      27,575       26,474
    Deferred income taxes .......................................      22,129       17,292
    Prepaid expenses and other current assets ...................      49,511       40,587
                                                                    ---------    ---------
       Total Current Assets .....................................     344,187      302,124
Property and equipment, net .....................................     309,718      296,943
Goodwill, net ...................................................      83,292       84,575
Other assets ....................................................      22,250       16,672
                                                                    ---------    ---------
       Total Assets .............................................   $ 759,447    $ 700,314
                                                                    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ............................................   $  34,136    $  25,715
    Accrued payroll and benefits ................................      33,033       34,138
    Accrued expenses and other liabilities ......................      34,817       36,172
    Accrued restructuring .......................................      15,665        4,146
    Unearned revenue ............................................      79,483       75,531
    Short-term debt .............................................      19,512       19,787
    Income taxes payable ........................................         326        4,388
                                                                    ---------    ---------
       Total Current Liabilities ................................     216,972      199,877
Long-term debt ..................................................     243,142      208,724
Deferred income taxes ...........................................      13,773       14,982
Other liabilities ...............................................      14,708       14,079
                                                                    ---------    ---------
       Total Liabilities ........................................     488,595      437,662
                                                                    ---------    ---------
Commitments and Contingent Liabilities

Stockholders' Equity:
    Common Stock - Par value $0.01 per share; 140,000,000 shares authorized 59,328,899 and 59,024,976 shares issued and
           outstanding, including those held in treasury,
           at June 30, 2000 and December 31, 1999, respectively .         593          590
    Paid-in capital .............................................     103,773       95,954
    Retained earnings ...........................................     199,085      192,190
    Accumulated other comprehensive income--
          Cumulative translation adjustment .....................     (12,692)      (6,504)
    Treasury stock at cost (2,025,589 and 1,995,000 shares at
          June 30, 2000 and December 31, 1999, respectively) ....     (19,907)     (19,578)
                                                                    ---------    ---------
       Total Stockholders' Equity ...............................     270,852      262,652
                                                                    ---------    ---------
       Total Liabilities and Stockholders' Equity ...............   $ 759,447    $ 700,314
                                                                    =========    =========

 The accompanying notes are an integral part of these consolidated financial statements.


                          COVANCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                     Three Months Ended              Six Months Ended
                                                           June 30                        June 30
                                                ----------------------------   ----------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)       2000            1999           2000            1999
                                                ------------    ------------   ------------    ------------
Net revenues ...........................        $    212,118    $    215,060   $    421,745    $    425,692

Cost and expenses:
  Cost of revenue ......................             152,533         140,906        298,458         282,336
  Selling, general and administrative ..              33,875          34,383         64,298          68,194
  Depreciation and amortization ........              13,498          11,567         26,854          22,792
  Restructuring charge .................              14,665              --         14,665              --
  Merger-related costs .................                  --           5,249             --           5,249
                                                ------------    ------------   ------------    ------------
    Total ..............................             214,571         192,105        404,275         378,571
                                                ------------    ------------   ------------    ------------
Income (loss) from operations ..........              (2,453)         22,955         17,470          47,121
                                                ------------    ------------   ------------    ------------

Other expense, net:
  Interest expense, net ................               3,476           2,419          6,368           4,405
  Other (income) expense ...............                 245             161           (136)             81
                                                ------------    ------------   ------------    ------------
    Other expense, net .................               3,721           2,580          6,232           4,486
                                                ------------    ------------   ------------    ------------
Income (loss) before taxes .............              (6,174)         20,375         11,238          42,635
Taxes on income ........................              (2,431)          8,168          4,343          17,280
                                                ------------    ------------   ------------    ------------

Net income (loss) ......................        $     (3,743)   $     12,207   $      6,895    $     25,355
                                                ============    ============   ============    ============


Basic earnings (loss) per share ........             $ (0.07)         $ 0.21         $ 0.12          $ 0.43

Weighted average shares
  outstanding - basic ..................          57,289,753      58,751,478     57,163,477      58,657,220


Diluted earnings (loss) per share ......             $ (0.07)         $ 0.21         $ 0.12          $ 0.43

Weighted average shares
  outstanding - diluted ................          57,312,310      59,348,559     57,204,265      59,600,313

 The accompanying notes are an integral part of these consolidated financial statements.


                          COVANCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                            Six Months Ended June 30
                                                           --------------------------
         (DOLLARS IN THOUSANDS)                               2000             1999
                                                           ----------      ----------
Cash flows from operating activities:
Net income .............................................   $    6,895      $   25,355
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization ......................       26,854          22,792
    Restructuring charge, net of cash paid .............       14,317              --
    Stock issued under employee benefit and stock
      compensation plans ...............................          697           4,479
    Deferred income tax provision ......................       (6,046)           (451)
    Other ..............................................           96             149
    Changes in operating assets and liabilities:
      Accounts receivable ..............................      (33,843)        (19,174)
      Unbilled services ................................       (4,585)        (11,883)
      Inventory ........................................       (1,101)          1,676
      Accounts payable .................................        8,421          (3,292)
      Accrued liabilities ..............................       (5,258)          2,296
      Unearned revenue .................................        3,952          (7,712)
      Income taxes payable .............................       (4,062)           (174)
      Other assets and liabilities, net ................       (9,029)            656
                                                           ----------      ----------
Net cash (used in) provided by operating activities ....       (2,692)         14,717
                                                           ----------      ----------
Cash flows from investing activities:
    Capital expenditures ...............................      (44,040)        (48,349)
    Contingent purchase price paid in connection with
      prior acquisitions ...............................         (909)        (16,128)
    Other, net .........................................           56             564
                                                           ----------      ----------
Net cash used in investing activities ..................      (44,893)        (63,913)
                                                           ----------      ----------
Cash flows from financing activities:
    Net borrowings under revolving credit facility .....       35,000          50,000
    Repayments of long-term debt .......................         (582)             --
    Stock issued under employee stock purchase and
      option plans .....................................        2,269           5,014
    Purchase of treasury stock .........................         (329)             --
                                                           ----------      ----------
Net cash provided by financing activities ..............       36,358          55,014
                                                           ----------      ----------
Net change in cash and cash equivalents ................      (11,227)          5,818
Cash and cash equivalents, beginning of period .........       25,444          19,263
                                                           ----------      ----------
Cash and cash equivalents, end of period ...............   $   14,217      $   25,081
                                                           ==========      ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have not been audited and are subject to such year-end adjustments as may be considered appropriate. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 1999, 1998 and 1997 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in net revenues or expenses since such fees are granted by customers on a "pass-through" basis without risk or reward to Covance. Amounts receivable from customers in connection with billed and unbilled investigator fees and out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $30.6 million and $27.3 million at June 30, 2000 and December 31, 1999, respectively.

     EARNINGS PER SHARE

     Earnings per share has been calculated in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended June 30, 2000 and 1999, the denominator was increased by 22,557 shares and 597,081 shares, respectively, and for the six months ended June 30, 2000 and 1999, the denominator was increased by 40,788 shares and 943,093 shares, respectively, representing the dilution of stock options outstanding at June 30, 2000 and 1999 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

     COMPREHENSIVE INCOME

     Comprehensive income has been calculated in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Covance has determined total comprehensive income (loss) to be $(7.4)million and $9.0 million for the three months ended June 30, 2000 and 1999, respectively, and $0.7 million and $17.0 million for the six months ended June 30, 2000 and 1999, respectively. Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

                          COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

     SEGMENT REPORTING

     Covance reports information about its operating segments and related disclosures about products, services, geographic areas and major customers in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. See Note 6 for segment disclosure.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest for the six months ended June 30, 2000 and 1999 totaled $7.5 million and $2.5 million, respectively. Cash paid for income taxes for the six months ended June 30, 2000 and 1999 totaled $15.7 million and $16.1 million, respectively.

4.   RESTRUCTURING

     In order to restructure its Phase III clinical trials unit to align its cost base with current revenue projections, in the second quarter of 2000 Covance announced a plan to close certain satellite offices, consolidate other facilities and eliminate approximately 200 positions globally. In connection with these actions, Covance recorded a pre-tax restructuring charge of approximately $14.7 million ($8.9 million net of tax) in the second quarter of 2000, consisting primarily of approximately $7.6 million in lease termination and other facility related costs and $6.3 million for severance and related benefits. Severance payments began in June 2000 and will continue through 2001. As of June 30, 2000, approximately $0.4 million has been paid, while the remaining $14.3 million has been accrued. Also included in Accrued Restructuring in the Consolidated Balance Sheet is $1.4 million in remaining obligations associated with Covance's 1999 restructuring plan.

5.   DEBT

     In June 2000, Covance amended its $250 million senior revolving credit facility and entered into a new facility to add an additional $50 million in available funding (collectively the "Amended Credit Facility"). In connection with this amendment, Covance paid fees totaling $1.3 million which will be amortized over the remaining 17-month term of the Amended Credit Facility. Material changes in the terms under the Amended Credit Facility include an increase in the cost of borrowed funds of 100 basis points, and a 12.5 basis point increase in the facility fee.

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

     The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues and operating income for the three and six months ended June 30, 2000 and 1999 are as follows:

                          COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999


                                                   EARLY         LATE-STAGE
                                                 DEVELOPMENT     DEVELOPMENT         TOTAL
                                                 -----------     -----------         -----
     (DOLLARS IN THOUSANDS)
     THREE MONTHS ENDED JUNE 30, 2000
        Net revenues from external customers     $ 71,180         $140,938         $212,118
        Operating income                           10,050            2,162 (a)       12,212 (a)

     THREE MONTHS ENDED JUNE 30, 1999
        Net revenues from external customers       69,309          145,751          215,060
        Operating income                           11,297 (b)       16,907 (b)       28,204 (b)

     SIX MONTHS ENDED JUNE 30, 2000
        Net revenues from external customers      143,349          278,396          421,745
        Operating income                           21,058           11,078 (a)       32,136 (a)

     SIX MONTHS ENDED JUNE 30, 1999
        Net revenues from external customers      134,892          290,800          425,692
        Operating income                           19,287 (b)       33,083 (b)       52,370 (b)

     -------------------
     (a) Excludes restructuring charge incurred in the second quarter of 2000 totaling $14,665 ($8,946 after tax).

     (b) Excludes one-time charge incurred in the second quarter of 1999 in connection with the termination of the Proposed Merger totaling $5,249 ($3,150 after tax).

7.   NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, is required by the fourth quarter of 2000. Covance is currently in the process of evaluating the impact, if any, SAB 101 will have on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

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

     Historically, a majority of Covance's net revenues have been earned under contracts. These contracts generally range in duration from a few months to a few years. Revenue from these contracts is generally recognized under either the percentage of completion method of accounting or as services are rendered or products are delivered. The contracts may contain provisions for renegotiation for cost overruns arising from changes in the scope of work. Renegotiated amounts are included in net revenues when earned and realization is assured. In some cases, for multi-year contracts a portion of the contract fee is paid at the time the trial is initiated. Additional payments are made based upon the achievement of performance-based milestones over the contract duration. Covance routinely subcontracts with independent physician investigators in connection with either single or multi-site clinical trials. Investigator fees are not reflected in net revenues or expenses since these investigator fees are paid by the customers to Covance on a "pass-through basis" (i.e., without risk or reward to Covance). Most contracts are terminable either immediately or upon notice by the client. These contracts typically require payment to Covance of expenses to wind down a study, payment to Covance of fees earned to date, and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profit that could have been earned by Covance under the contract if it had not been terminated early.

     Covance segregates its recurring operating expenses among three categories: cost of revenue; selling, general and administrative; and depreciation and amortization. Cost of revenue consists of appropriate amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefit charges, other direct costs, and an allocation of facility and information technology costs. Cost of revenue, as a percentage of net revenues, tends and is expected to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving hundreds of studies conducted during any period of time. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility and information technology costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999. Net revenues decreased 1.4% to $212.1 million for the three months ended June 30, 2000 from $215.1 million for the corresponding 1999 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 0.9%. Net revenues from Covance's late-stage development services decreased 3.3%, or 0.8% excluding the impact of foreign exchange rate variances between both periods. The year over year reduction in late-stage development net revenues is primarily attributable to continuing softness in our clinical development services, resulting from weak new order generation. Net revenues from Covance's early development services grew 2.7%, or 4.6% excluding the impact of foreign exchange rate variances between both periods. The year over year reduction in early development growth is primarily a result of softness in our European Phase I clinic and our chemistry service offerings.

     Cost of revenue increased 8.3% to $152.5 million or 71.9% of net revenues for the three months ended June 30, 2000 from $140.9 million or 65.5% of net revenues for the corresponding 1999 period. Gross margins declined to 28.1% for the three months ended June 30, 2000 from 34.5% for the corresponding 1999 period. The reduction in gross margins is attributable primarily to our clinical development services, which experienced weak new business generation (as mentioned above) and increasing price competition. In addition, direct costs in our biomanufacturing services increased at a faster rate than net revenues from such services. While this increase in direct costs was planned to meet demand, net revenues fell short of plan due to a combination of factors, most significant among them were efforts directed toward preparing the facility for commercial scale production which resulted in the lower utilization of equipment and people in revenue generating activities.

     Overall, selling, general and administrative expenses decreased 1.5% to $33.9 million for the three months ended June 30, 2000 from $34.4 million for the corresponding 1999 period. As a percentage of net revenues, selling, general and administrative expenses were 16.0% for both the three months ended June 30, 2000 and 1999.

     Depreciation and amortization increased 16.7% to $13.5 million or 6.4% of net revenues for the three months ended June 30, 2000 from $11.6 million or 5.4% of net revenues for the corresponding 1999 period, due to increased depreciation expense associated with capital spending.

     In order to restructure its Phase III clinical trials unit to align its cost base with current revenue projections, in the second quarter of 2000 Covance announced a plan to close certain satellite offices, consolidate other facilities and eliminate approximately 200 positions globally. In connection with these actions, Covance recorded a pre-tax restructuring charge of approximately $14.7 million ($8.9 million net of tax) in the second quarter of 2000, consisting primarily of approximately $7.6 million in lease termination and other facility related costs and $6.3 million for severance and related benefits. This restructuring initiative is expected to deliver pre-tax savings between $7 million and $8 million in the second half of 2000 and approximately $16 million annually beginning in 2001. Severance payments began in June 2000 and will continue through 2001. As of June 30, 2000, approximately $0.4 million has been paid, while the remaining $14.3 million has been accrued.

     Inclusive of the $14.7 million restructuring charge recorded in the second quarter of 2000 and a $5.2 million one-time merger-related charge incurred in the second quarter of 1999 in connection with the termination of the proposed merger with Parexel, income from operations decreased to a loss of $2.5 million for the three months ended June 30, 2000 from $23.0 million for the corresponding 1999 period. Excluding the impact of these special charges, income from operations decreased 56.7% to $12.2 million, from $28.2 million, for the corresponding 1999 period; as a percentage of net revenues, income from operations decreased to 5.8% for the three months ended June 30, 2000 from 13.1% for the corresponding 1999 period, primarily as a result of the reduction in gross margins discussed above. Income from operations from Covance's late-stage and early development segments for the three months ended June 30, 2000 totaled $2.2 million and $10.0 million, respectively, and $16.9 million and $11.3 million, respectively, for the three months ended June 30, 1999. The reduction in late-stage development operating income was due primarily to the issues in clinical development and biomanufacturing services as discussed above. The reduction in early development operating income was primarily the result of softness in our European Phase I clinic and chemistry service offerings, as discussed above, and a comparison to very strong margins in the second quarter of 1999.

     Other expense increased $1.1 million to $3.7 million for the three months ended June 30, 2000 from $2.6 million for the corresponding 1999 period, primarily due to an increase in net interest expense resulting from higher average borrowings and an increase in the weighted average borrowing rate under our long-term revolving credit facilities as compared to the corresponding 1999 period.

     Covance's effective tax rate excluding the impact of special charges for the three months ended June 30, 2000 decreased to 38.7% from 40.1% for the corresponding 1999 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period due to the changes in the geographic distribution of its pre-tax earnings.

     Inclusive of the $8.9 million after tax impact of the second quarter 2000 restructuring charge and the $3.1 million after tax impact of the one-time merger-related charge recorded in the second quarter of 1999, net income decreased to a loss of $3.7 million for the three months ended June 30, 2000 from $12.2 million for the corresponding 1999 period. Excluding the after tax impact of these special charges, net income decreased 66.1% or $10.2 million to $5.2 million for the three months ended June 30, 2000 compared to $15.4 million for the corresponding 1999 period.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999. Net revenues decreased 0.9% to $421.7 million for the six months ended June 30, 2000 from $425.7 million for the corresponding 1999 period. Excluding the impact of foreign exchange rate variances, net revenues increased 1.3%. Net revenues from Covance's late-stage development services decreased 4.3%, or 1.7% excluding the impact of foreign exchange rate variances. As discussed above, the year over year reduction in late-stage development net revenues is primarily attributable to softness in our clinical development services, resulting from weak new order generation. Net revenues from Covance's more mature early development services grew 6.3%, or 7.8% excluding the impact of foreign exchange rate variances between both periods. As discussed above, early development growth was negatively impacted by the softness experienced during the second quarter of 2000 in our European Phase I clinic and our chemistry service offerings.

     Cost of revenue increased 5.7% to $298.5 million or 70.8% of net revenues for the six months ended June 30, 2000 from $282.3 million or 66.3% of net revenues for the corresponding 1999 period. Gross margins declined to 29.2% for the six months ended June 30, 2000 from 33.7% for the corresponding 1999 period. As discussed above, the reduction in gross margins is attributable primarily to our clinical development services, which experienced weak new business generation (as mentioned above) and increasing price competition. In addition, direct costs in our biomanufacturing services increased at a faster rate than net revenues from such services. While this increase in direct costs was planned to meet demand, net revenues, although increasing considerably over the corresponding 1999 period, fell short of plan due to a combination of factors, including facility shutdowns in the first quarter of 2000, subsequent production complications, and efforts directed toward preparing the facility for commercial scale production (resulting in a lower utilization of equipment and people in revenue generating activities).

     Overall, selling, general and administrative expenses decreased 5.7% to $64.3 million for the six months ended June 30, 2000 from $68.2 million for the corresponding 1999 period. As a percentage of net revenues, selling, general and administrative expenses decreased 0.8% to 15.2% for the six months ended June 30, 2000 from 16.0% for the corresponding 1999 period.

     Depreciation and amortization increased 17.8% to $26.9 million or 6.4% of net revenues for the six months ended June 30, 2000 from $22.8 million or 5.4% of net revenues for the corresponding 1999 period, due primarily to increased depreciation expense associated with capital spending.

     In order to restructure its Phase III clinical trials unit to align its cost base with current revenue projections, in the second quarter of 2000 Covance announced a plan to close certain satellite offices, consolidate other facilities and eliminate approximately 200 positions globally. In connection with these actions, Covance recorded a pre-tax restructuring charge of approximately $14.7 million ($8.9 million net of tax) in the second quarter of 2000, consisting primarily of approximately $7.6 million in lease termination and other facility related costs and $6.3 million for severance and related benefits. This restructuring initiative is expected to deliver pre-tax savings between $7 million and $8 million in the second half of 2000 and approximately $16 million annually beginning in 2001. Severance payments began in June 2000 and will continue through 2001. As of June 30, 2000, approximately $0.4 million has been paid, while the remaining $14.3 million has been accrued.

     Inclusive of the $14.7 million restructuring charge recorded in the second quarter of 2000 and a $5.2 million one-time merger-related charge incurred in the second quarter of 1999 in connection with the termination of the proposed merger with Parexel, income from operations decreased 62.9% to $17.5 million for the six months ended June 30, 2000 from $47.1 million for the corresponding 1999 period. Excluding the impact of these special charges, income from operations decreased 38.6% to $32.1 million, from $52.4 million, for the corresponding 1999 period; as a percentage of net revenues, income from operations decreased to 7.6% for the six months ended June 30, 2000 from 12.3% for the corresponding 1999 period, primarily as a result of the reduction in gross margins discussed above. Income from operations from Covance's late-stage and early development segments for the six months ended June 30, 2000 totaled $11.1 million and $21.0 million, respectively, and $33.1 million and $19.3 million, respectively, for the six months ended June 30, 1999. The reduction in late-stage development operating income was due primarily to the issues in clinical development and biomanufacturing services as discussed above.

     Other expense increased $1.7 million to $6.2 million for the six months ended June 30, 2000 from $4.5 million for the corresponding 1999 period, primarily due to an increase in net interest expense resulting from higher average borrowings and an increase in the weighted average borrowing rate under our long-term revolving credit facilities as compared to the corresponding 1999 period.

     Covance's effective tax rate excluding the impact of special charges for the six months ended June 30, 2000 decreased to 38.9% from 40.5% for the corresponding 1999 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period due to the changes in the geographic distribution of its pre-tax earnings.

     Inclusive of the $8.9 million after tax impact of the second quarter 2000 restructuring charge and the $3.1 million after tax impact of the one-time merger-related charge recorded in the second quarter of 1999, net income decreased 72.8% to $6.9 million for the six months ended June 30, 2000 from $25.4 million for the corresponding 1999 period. Excluding the after tax impact of these special charges, net income decreased 44.4% or $12.7 million to $15.8 million for the six months ended June 30, 2000 from $28.5 million for the corresponding 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

     Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Management believes that through a combination of borrowing under its long-term revolving credit facility, cash generated from operations and capital that Covance expects to be made available to it from other sources if required, Covance will have sufficient financial flexibility and ready access to cash on both a short-term and a long-term basis to fund, as required, capital expenditures, potential future acquisitions and other longer-term growth opportunities. In June 2000, Covance amended its $250 million senior revolving credit facility and entered into a new facility to add an additional $50 million in available funding (collectively the "Amended Credit Facility"). In connection with this amendment, Covance paid fees totaling $1.3 million which will be amortized over the remaining 17-month term of the Amended Credit Facility. Material changes in terms under the Amended Credit Facility include an increase in the cost of borrowed funds of 100 basis points, and a 12.5 basis point increase in the facility fee. At June 30, 2000 and December 31, 1999, respectively, there was $225.0 million and $190.0 million of outstanding borrowings and $0.8 million and $11.3 million in outstanding letters of credit, with a remaining availability of $74.2 million and $48.7 million, respectively, under the Amended Credit Facility. Interest on substantially all outstanding borrowings during the six months ended June 30, 2000 and 1999 was based on the London Interbank Offered Rate ("LIBOR") plus a margin and approximated 6.49% and 5.30% per annum, respectively.

     Covance Biotechnology Services Inc. ("Covance Biotechnology") has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of June 30, 2000. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under its long-term credit facilities and is guaranteed by Covance.

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

     During the six months ended June 30, 2000, Covance's operations used net cash of $2.7 million, a decrease of $17.4 million from the corresponding 1999 period. Cash flows from net earnings adjusted for non-cash activity provided $42.8 million for the six months ended June 30, 2000, down $9.5 million or 18.2% from the corresponding 1999 period. The change in net operating assets used $45.5 million and $37.6 million in cash during the six months ended June 30, 2000 and 1999, respectively, primarily due to an increase in accounts receivable during the six months ended June 30, 2000, and an increase in accounts receivable and unbilled services coupled with a reduction in unearned revenue during the six months ended June 30, 1999.

     Working capital was $127.2 million at June 30, 2000, an increase of $25.0 million from December 31, 1999. Aggregate accounts receivable and unbilled services, net of unearned revenue, at June 30, 2000 of $151.3 million were up $34.5 million or 29.5% from the December 31, 1999 level of $116.8 million. Net days sales outstanding ("DSOs") increased from 52 days at December 31, 1999 to 65 days at June 30, 2000. DSOs are customarily at their lowest levels at year end and generally increase during the first, second and third quarters, before returning to their seasonally lower levels at year end. For comparison, DSOs at December 31, 1998 were 55 days and increased to 67 days at June 30, 1999. Covance's ratio of current assets to current liabilities was 1.59 at June 30, 2000 and 1.51 at December 31, 1999.

     Investing activities for the six months ended June 30, 2000 used $44.9 million compared to $63.9 million for the corresponding 1999 period. Capital spending for the first half of 2000 totaled $44.0 million, primarily for outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees, compared to $48.3 million for the corresponding 1999 period. Investing activities for the six months ended June 30, 2000 and 1999 included cash payments of contingent purchase price totaling approximately $0.9 million and $16.1 million, respectively, in connection with prior acquisitions.

COMPETITION

     Covance's Clinical Development Services participates in a competitive industry. Covance believes that this industry is experiencing an increase in price competition which is having a material adverse effect on both Covance's late-stage development and consolidated net revenues and net income. Covance has taken actions, as discussed above, to mitigate the effects of this price competition; however, if this trend continues, it could continue to have a material adverse effect on Covance's late-stage development and consolidated net revenues and net income, and additional actions may be required in the future.

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

     Beginning in early 1998, Covance began to incur costs and make expenditures related to the Year 2000 project. Covance has continued to incur costs and make expenditures relating to the Year 2000 project into the year 2000. These costs and expenditures can be broadly classified into two categories:

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

     Covance's Year 2000 project is now substantially complete. The cost of internal payroll, external consultants and the net book value of equipment to be replaced, amounts that were expensed as incurred, totaled approximately $8.4 million through June 30, 2000. The cost of new hardware, software and other equipment to be acquired in replacement of existing non-Year 2000 compliant hardware, software and other equipment totaled approximately $6.3 million through June 30, 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, is required by the fourth quarter of 2000. Covance is currently in the process of evaluating the impact, if any, SAB 101 will have on its consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of Covance was held on April 25, 2000, pursuant to notice.

         The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted on at the meeting:

                                             NUMBER OF           NUMBER OF
           PROPOSAL                          VOTES FOR         VOTES WITHHELD
           --------                          ---------         --------------

To elect three members to the
Covance Class III Board of Directors:

     Van C. Campbell                         48,343,129            869,469

     Christopher A. Kuebler                  42,416,170          6,796,427

     Nigel W. Morris                         48,348,588            864,010


                                             NUMBER OF           NUMBER OF        NUMBER OF       NUMBER OF BROKER
           PROPOSAL                          VOTES FOR         VOTES AGAINST     ABSTENTIONS          NON-VOTES
           --------                          ---------         -------------     -----------      ----------------

To approve the 2000 Employee                 35,217,453          4,962,697          726,753           8,305,694
Equity Participation Plan.


To ratify the appointment of
PricewaterhouseCoopers as independent        48,939,209         13,252,800        2,257,837
auditors of Covance for the fiscal
year ending December 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         (1) Exhibit 10.A - Credit Agreement Among Covance Inc., Lenders Named Therein, and Bank of America, N.A., dated June 28, 2000
         (2) Exhibit 10.B - Third Amendment to Credit Agreement dated November 26, 1996 Among Covance Inc., Nationsbank, N.A., Wachovia Bank of Georgia, N.A., and Lenders Named Therein (amended June 28, 2000)
         (3) Exhibit 10.C - Amendment No. 1 to Executive Employment Letter Between Covance Inc. and Joseph L. Herring
         (4)  Exhibit 27 - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         During the three month period ended June 30, 2000, no reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COVANCE INC.


Dated: July 28, 2000              By: /s/ CHRISTOPHER A. KUEBLER
                                      --------------------------------
                                          Christopher A. Kuebler
                                          Chairman of the Board, President
                                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                     TITLE                                 DATE

/s/ CHRISTOPHER A. KUEBLER
----------------------------
    Christopher A. Kuebler         Chairman of the Board, President             July 28, 2000
                                   and Chief Executive Officer
                                   (Principal Executive Officer)




/s/ MICHAEL GIANNETTO
----------------------------
    Michael Giannetto              Corporate Vice President and Controller      July 28, 2000
                                   (Principal Accounting Officer and
                                   Co-Principal Financial Officer)




/s/ WILLIAM E. KLITGAARD
----------------------------
    William E. Klitgaard           Corporate Vice President and Treasurer       July 28, 2000
                                   (Co-Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION

10.A Credit Agreement Among Covance Inc., Lenders Named Therein, and Bank of America, N.A., dated June 28, 2000

10.B Third Amendment to Credit Agreement dated November 26, 1996 Among Covance Inc., Nationsbank, N.A., Wachovia Bank of Georgia, N.A., and Lenders Named Therein (amended June 28,
                  2000)

10.C Amendment No. 1 to Executive Employment Letter Between Covance Inc. and Joseph L. Herring

27                Financial Data Schedule (for SEC use only)