Form 10-Q
period 2000-09-30
COVANCE INC
filed 2000-11-14
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 2000
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________________ to __________________


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

As of November 14, 2000, the Registrant had 57,798,666 shares of Common Stock outstanding.

                                  COVANCE INC.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Balance Sheets--September 30, 2000 and
     December 31, 1999.................................................       3

  Consolidated Statements of Income--Three and Nine months
     ended September 30, 2000 and 1999.................................       4

  Consolidated Statements of Cash Flows--Nine months ended
     September 30, 2000 and 1999.......................................       5

  Notes to Consolidated Financial Statements..........................        6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................        9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk....       15


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................       16


SIGNATURE PAGE........................................................       17


                          COVANCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

         (DOLLARS IN THOUSANDS)                                    September 30, December 31,
                                                                      2000          1999
                                                                   ------------  ------------
                                                                   (UNAUDITED)
ASSETS
Current Assets:
    Cash and cash equivalents ..................................   $     18,835 $     25,444
    Accounts receivable, net ...................................        169,067      139,680
    Unbilled services ..........................................         57,996       52,647
    Inventory ..................................................         29,661       26,474
    Deferred income taxes ......................................         24,574       17,292
    Prepaid expenses and other current assets ..................         43,371       40,587
                                                                   ------------ ------------
      Total Current Assets .....................................        343,504      302,124
Property and equipment, net ....................................        322,051      296,943
Goodwill, net ..................................................         82,231       84,575
Other assets ...................................................         25,682       16,672
                                                                   ------------ ------------
      Total Assets .............................................   $    773,468 $    700,314
                                                                   ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ...........................................   $     27,194 $     25,715
    Accrued payroll and benefits ...............................         37,911       34,138
    Accrued expenses and other liabilities .....................         39,578       36,172
    Accrued restructuring ......................................         10,282        4,146
    Unearned revenue ...........................................         83,360       75,531
    Short-term debt ............................................         18,918       19,787
    Income taxes payable .......................................            844        4,388
                                                                   ------------ ------------
       Total Current Liabilities ...............................        218,087      199,877
Long-term debt .................................................        252,804      208,724
Deferred income taxes ..........................................         14,461       14,982
Other liabilities ..............................................         14,670       14,079
                                                                   ------------ ------------
       Total Liabilities .......................................        500,022      437,662
                                                                   ------------ ------------
Commitments and Contingent Liabilities

Stockholders' Equity:
    Common Stock - Par value $0.01 per share; 140,000,000
          shares authorized 59,706,140 and 59,024,976 shares
          issued and outstanding, including those held in
          treasury, at September 30, 2000 and December 31, 1999,
          respectively .........................................            597          590
    Paid-in capital ............................................        110,184       95,954
    Retained earnings ..........................................        201,295      192,190
    Accumulated other comprehensive income--
          Cumulative translation adjustment ....................        (18,723)      (6,504)
    Treasury Stock at cost (2,025,589 and 1,995,000 shares at
          September 30, 2000 and December 31, 1999,
          respectively) ........................................        (19,907)     (19,578)
                                                                   ------------ ------------
          Total Stockholders' Equity ...........................        273,446      262,652
                                                                   ------------ ------------
          Total Liabilities and Stockholders' Equity ...........   $    773,468 $    700,314
                                                                   ============ ============

The accompanying notes are an integral part of these consolidated financial statements.


                          COVANCE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                     Three Months Ended              Nine Months Ended
                                                        September 30                   September 30
                                                ----------------------------    ---------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)       2000           1999             2000           1999
                                                ------------    ------------    ------------   ------------
Net revenues ................................   $    214,946    $    198,920    $    636,691   $    624,612

Cost and expenses:
  Cost of revenue ...........................        160,149         134,643         458,607        416,979
  Selling, general and administrative .......         33,192          28,912          97,490         97,106
  Depreciation and amortization .............         13,744          12,243          40,598         35,035
  Restructuring charge ......................           (876)          7,719          13,789          7,719
  Merger-related costs ......................             --              --              --          5,249
                                                ------------    ------------    ------------   ------------
    Total ...................................        206,209         183,517         610,484        562,088
                                                ------------    ------------    ------------   ------------
Income from operations ......................          8,737          15,403          26,207         62,524
                                                ------------    ------------    ------------   ------------

Other expense, net:
  Interest expense, net .....................          4,947           2,682          11,315          7,087
  Other (income) expense, net ...............            174             (22)             38             59
                                                ------------    ------------    ------------   ------------
    Other expense, net ......................          5,121           2,660          11,353          7,146
                                                ------------    ------------    ------------   ------------
Income before taxes .........................          3,616          12,743          14,854         55,378
Taxes on income .............................          1,406           5,037           5,749         22,317
                                                ------------    ------------    ------------   ------------

Net income ..................................   $      2,210    $      7,706    $      9,105   $     33,061
                                                ============    ============    ============   ============


Basic earnings per share ....................   $       0.04    $       0.13    $       0.16   $       0.56

Weighted average shares
  outstanding - basic .......................     57,582,175      58,946,003      57,303,043     58,753,481


Diluted earnings per share ..................   $       0.04    $       0.13    $       0.16   $       0.56

Weighted average shares
  outstanding - diluted .....................     57,649,229      59,033,962      57,353,347     59,332,078

 The accompanying notes are an integral part of these consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                          Nine Months Ended September 30
                                                          ------------------------------
(DOLLARS IN THOUSANDS)                                         2000            1999
                                                           ------------    ------------
Cash flows from operating activities:
Net income .............................................   $      9,105    $     33,061
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization ......................         40,598          35,035
    Restructuring charge, net of cash paid .............          9,325           7,282
    Stock issued under employee benefit and stock
      compensation plans ...............................          3,194           6,501
    Deferred income tax provision ......................         (7,803)          1,524
    Other ..............................................            651              94
    Changes in operating assets and liabilities:
      Accounts receivable ..............................        (29,387)         (5,121)
      Unbilled services ................................         (5,349)        (23,217)
      Inventory ........................................         (3,187)            886
      Accounts payable .................................          1,479          (6,659)
      Accrued liabilities ..............................          3,990            (643)
      Unearned revenue .................................          7,829          (2,669)
      Income taxes payable .............................         (3,544)         (3,197)
      Other assets and liabilities, net ................         (4,984)         (9,230)
                                                           ------------    ------------
Net cash provided by operating activities ..............         21,917          33,647
                                                           ------------    ------------
Cash flows from investing activities:
    Capital expenditures ...............................        (75,004)        (90,091)
    Contingent purchase price paid in connection with
      prior acquisitions ...............................           (909)        (16,830)
    Other, net .........................................            539             635
                                                           ------------    ------------
Net cash used in investing activities ..................        (75,374)       (106,286)
                                                           ------------    ------------
Cash flows from financing activities:
    Net borrowings under revolving credit facility .....         45,000          60,000
    Repayments of long-term debt .......................           (920)             --
    Stock issued under employee stock purchase and
      option plans .....................................          3,097           5,774
    Purchase of treasury stock .........................           (329)             --
                                                           ------------    ------------
Net cash provided by financing activities ..............         46,848          65,774
                                                           ------------    ------------
Net change in cash and cash equivalents ................         (6,609)         (6,865)
Cash and cash equivalents, beginning of period .........         25,444          19,263
                                                           ------------    ------------
Cash and cash equivalents, end of period ...............   $     18,835    $     12,398
                                                           ============    ============

 The accompanying notes are an integral part of these consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have not been audited and are subject to such year-end adjustments as may be considered appropriate. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 1999, 1998 and 1997 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Covance's quarterly filings on Form 10-Q during 2000. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in net revenues or expenses since such fees are granted by customers on a "pass-through" basis without risk or reward to Covance. Amounts receivable from customers in connection with billed and unbilled investigator fees and out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $27.1 million and $27.3 million at September 30, 2000 and December 31, 1999, respectively.

     EARNINGS PER SHARE

     Earnings per share has been calculated in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended September 30, 2000 and 1999, the denominator was increased by 67,054 shares and 87,959 shares, respectively, and for the nine months ended September 30, 2000 and 1999, the denominator was increased by 50,304 shares and 578,597 shares, respectively, representing the dilution of stock options outstanding at September 30, 2000 and 1999 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

     COMPREHENSIVE INCOME

     Comprehensive income has been calculated in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Covance has determined total comprehensive income (loss) to be $(3.8 million) and $10.0 million for the three months ended September 30, 2000 and 1999, respectively, and $(3.1 million) and $27.0 million for the nine months ended September 30, 2000 and 1999, respectively. Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

                          COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

     SEGMENT REPORTING

     Covance reports information about its operating segments and related disclosures about products, services, geographic areas and major customers in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. See Note 5 for segment disclosure.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest for the nine months ended September 30, 2000 and 1999 totaled $10.7 million and $4.8 million, respectively. Cash paid for income taxes for the nine months ended September 30, 2000 and 1999 totaled $18.0 million and $22.0 million, respectively.

4.   RESTRUCTURING

     In the second quarter of 2000, in order to restructure its Phase III clinical trials unit to align its cost base with revenue projections, Covance announced a plan to close certain satellite offices, consolidate other facilities and eliminate approximately 200 positions globally. In connection with these actions, Covance recorded a pre-tax restructuring charge of approximately $14.7 million ($8.9 million net of tax) in the second quarter of 2000, consisting primarily of approximately $7.6 million in lease termination and other facility related costs and $6.3 million for severance and related benefits. Severance payments began in June 2000 and will continue through 2001. As a result of favorable lease terminations completed in the third quarter of 2000, Covance reversed $0.9 million of the second quarter 2000 restructuring charge. As of September 30, 2000, approximately $4.5 million has been paid, while the remaining $9.3 million has been accrued. Also included in Accrued Restructuring in the Consolidated Balance Sheet is $1.0 million in remaining obligations associated with Covance's 1999 restructuring plan.

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

                          COVANCE INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

     The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues and operating income for the three and nine months ended September 30, 2000 and 1999 are as follows:

                                                  EARLY         LATE-STAGE
                                               DEVELOPMENT      DEVELOPMENT            TOTAL
                                               -----------      -----------            -----
     (DOLLARS IN THOUSANDS)
     THREE MONTHS ENDED SEPTEMBER 30, 2000
        Net revenues from external customers   $ 71,414         $143,532            $214,946
        Operating income                          9,039           (1,178)(d)           7,861 (d)

     THREE MONTHS ENDED SEPTEMBER 30, 1999
        Net revenues from external customers     67,971          130,949             198,920
        Operating income                         12,068 (c)       11,054 (c)          23,122 (c)

     NINE  MONTHS ENDED SEPTEMBER 30, 2000
        Net revenues from external customers    214,763          421,928             636,691
        Operating income                         30,096            9,900 (a),(d)      39,996 (a),(d)

     NINE  MONTHS ENDED SEPTEMBER 30, 1999
        Net revenues from external customers    202,863          421,749             624,612
        Operating income                         31,355 (b)       44,137 (b)          75,492 (b)

     ----------------
     (a) Excludes restructuring charge incurred in the second quarter of 2000 totaling $14,665 ($8,946 after tax).

     (b) Excludes special charges recorded during the three and nine months ended September 30, 1999, as follows: (1) Third quarter restructuring charge totaling $7,719 ($4,631 after tax); (2) Second quarter 1999 merger related charge totaling $5,249 ($3,150 after tax).

     (c) Excludes restructuring charge recorded in the third quarter of 1999 totaling $7,719 ($4,631 after tax).

     (d) Excludes third quarter 2000 reversal of restructuring charge totaling $876 ($534 after tax).


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999. Net revenues increased 8.1% to $214.9 million for the three months ended September 30, 2000 from $198.9 million for the corresponding 1999 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 11.8%. Net revenues from Covance's late-stage development services increased 9.6%, or 13.3% excluding the impact of foreign exchange rate variances between both periods. The year over year growth in late-stage development net revenues is primarily affected by continuing softness in our clinical development services, resulting from weak new order generation. Net revenues from Covance's more mature early development services grew 5.1%, or 8.8% excluding the impact of foreign exchange rate variances between both periods. The reduction in growth in early development is primarily a result of temporary softness in certain of our chemistry service offerings during the 2000 period. Covance's toxicology business, which accounts for approximately half of all early development revenues, continued to deliver solid results and experience strong demand during the third quarter of 2000.

     Cost of revenue increased 18.9% to $160.1 million or 74.5% of net revenues for the three months ended September 30, 2000 from $134.6 million or 67.7% of net revenues for the corresponding 1999 period. Gross margins declined to 25.5% for the three months ended September 30, 2000 from 32.3% for the corresponding 1999 period. The reduction in gross margins is attributable primarily to our clinical development services, which continues to experience weak new business generation (as mentioned above) and increasing price competition; direct costs in our biomanufacturing services; and increased investment spending on internet initiatives and bioanalytical services increased at a faster rate than net revenues from such services. We also experienced an increased mix of lower margin studies in our central laboratory services during the third quarter of 2000.

     Overall, selling, general and administrative expenses increased 14.8% to $33.2 million for the three months ended September 30, 2000 from $28.9 million for the corresponding 1999 period. As a percentage of net revenues, selling, general and administrative expenses increased to 15.4% for the three months ended September 30, 2000 from 14.5% for the corresponding 1999 period.

     Depreciation and amortization increased 12.3% to $13.7 million or 6.4% of net revenues for the three months ended September 30, 2000 from $12.2 million or 6.2% of net revenues for the corresponding 1999 period, due to increased depreciation expense associated with capital spending.

     As discussed further below, as a result of favorable lease terminations completed in the third quarter of 2000, Covance reversed $0.9 million of restructuring charges taken during the second quarter of 2000.

     Income from operations decreased to $8.7 million for the three months ended September 30, 2000 from $15.4 million for the corresponding 1999 period, inclusive of the $0.9 million restructuring charge reversal in the third quarter of 2000 and a $7.7 million restructuring charge recorded in the third quarter of 1999. Excluding the impact of these restructuring charges, income from operations decreased 66.0% as compared to $23.1 million for the corresponding 1999 period; as a percentage of net revenues, income from operations decreased to 3.7% for the three months ended September 30, 2000 from 11.6% for the corresponding 1999 period, primarily as a result of the reduction in gross margins discussed above. Excluding the impact of these restructuring charges, income from operations from Covance's early and late-stage development segments totaled $9.0 million and a loss of $1.2 million, respectively, for the three months ended September 30, 2000, and $12.1 million and $11.1 million, respectively, for the three months ended September 30, 1999. The reduction in late-stage development operating income is due primarily to the issues in clinical development and biomanufacturing services, a shift in central laboratories business mix and increased investment spending on internet initiatives as discussed above. The reduction in early development operating income is primarily due to temporary softness experienced in certain of our chemistry service offerings, increased investment spending on our bioanalytical service offering as discussed above, and comparison to very strong margins in the third quarter of 1999.

     Other expense increased $2.5 million to $5.1 million for the three months ended September 30, 2000 from $2.7 million for the corresponding 1999 period, primarily due to an increase in the weighted average cost of our long-term revolving credit facilities and an increase in net interest expense resulting from higher average borrowings and as compared to the corresponding 1999 period.

     Covance's effective tax rate for the three months ended September 30, 2000 decreased to 38.9% from 39.5% for the corresponding 1999 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period due to the changes in the geographic distribution of its pre-tax earnings.

     Net income decreased to $2.2 million for the three months ended September 30, 2000 from $7.7 million for the corresponding 1999 period, inclusive of the after tax impact of the restructuring charges recorded in each period. Excluding the after tax impact of these restructuring charges, net income decreased $10.7 million for the three months ended September 30, 2000 compared to $12.3 million for the corresponding 1999 period.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999. Net revenues increased 1.9% to $636.7 million for the nine months ended September 30, 2000 from $624.6 million for the corresponding 1999 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 4.6%. Net revenues from Covance's late-stage development services were flat compared to the corresponding 1999 period and increased 3.0% excluding the impact of foreign exchange rate variances. As discussed above, the weakness in late-stage development net revenues is primarily attributable to softness in our clinical development services, resulting from weak new order generation. Net revenues from Covance's more mature early development services grew 5.9%, or 8.1% excluding the impact of foreign exchange rate variances between both periods. As discussed above, the reduction in growth in early development is primarily a result of temporary softness in certain of our chemistry service offerings during the 2000 period. Covance's toxicology business, which accounts for approximately half of all early development revenues, delivered solid results and experienced strong demand during the nine months ended September 30, 2000.

     Cost of revenue increased 10.0% to $458.6 million or 72.0% of net revenues for the nine months ended September 30, 2000 from $417.0 million or 66.8% of net revenues for the corresponding 1999 period. Gross margins declined to 28.0% for the nine months ended September 30, 2000 from 33.2% for the corresponding 1999 period. As discussed above, the reduction in gross margins is attributable primarily to our clinical development services, which continues to experience weak new business generation (as mentioned above) and increasing price competition. In addition, direct costs in our biomanufacturing services and increased investment spending on internet initiatives and bioanalytical services increased at a faster rate than net revenues from such services. We also experienced an increased mix of lower margin studies in our central laboratory services during the third quarter of 2000. While the increase in biomanufacturing direct costs was planned to meet demand, net revenues, although increasing considerably over the corresponding 1999 period, fell short of plan due to a combination of factors, including facility shutdowns in the first quarter of 2000, subsequent production complications, and efforts directed toward preparing the facility for commercial scale production (resulting in lower utilization of equipment and people in revenue generating activities).

     Overall, selling, general and administrative expenses increased 0.4% to $97.5 million for the nine months ended September 30, 2000 from $97.1 million for the corresponding 1999 period. As a percentage of net revenues, selling, general and administrative expenses decreased 0.2% to 15.3% for the nine months ended September 30, 2000 from 15.5% for the corresponding 1999 period.

     Depreciation and amortization increased 15.9% to $40.6 million or 6.4% of net revenues for the nine months ended September 30, 2000 from $35.0 million or 5.6% of net revenues for the corresponding 1999 period, due primarily to increased depreciation expense associated with capital spending.

     In the second quarter of 2000, in order to restructure its Phase III clinical trials unit to align its cost base with revenue projections, Covance announced a plan to close certain satellite offices, consolidate other facilities and eliminate approximately 200 positions globally. In connection with these actions, Covance recorded a pre-tax restructuring charge of approximately $14.7 million ($8.9 million net of tax) in the second quarter of 2000, consisting primarily of approximately $7.6 million in lease termination and other facility related costs and $6.3 million for severance and related benefits. This restructuring initiative is expected to deliver pre-tax savings of approximately $7 million in the second half of 2000 and approximately $16 million annually beginning in 2001. Actual cost savings realized during the third quarter of 2000 totaled approximately $3.0 million. Severance payments began in June 2000 and will continue through 2001. As a result of favorable lease terminations completed in the third quarter of 2000, Covance reversed $0.9 million of restructuring charges taken during the second quarter of 2000. As of September 30, 2000, approximately $4.5 million has been paid, while the remaining $9.3 million has been accrued.

     Inclusive of the $13.8 million restructuring charge recorded in the second quarter of 2000, a $5.2 million one-time merger-related charge incurred in the second quarter of 1999 in connection with the termination of the proposed merger with Parexel International Corporation, and a $7.7 million restructuring charge recorded in the third quarter of 1999, income from operations decreased 58.1% to $26.2 million for the nine months ended September 30, 2000 from $62.5 million for the corresponding 1999 period. Excluding the impact of these special charges, income from operations decreased 47.0% to $40.0 million, from $75.5 million, for the corresponding 1999 period; as a percentage of net revenues, income from operations decreased to 6.3% for the nine months ended September 30, 2000 from 12.1% for the corresponding 1999 period, primarily as a result of the reduction in gross margins discussed above. Excluding the impact of these special charges, income from operations from Covance's early and late-stage development segments totaled $30.1 million and $9.9 million, respectively, for the nine months ended September 30, 2000, and $31.4 million and $44.1 million, respectively, for the nine months ended September 30, 1999. The reduction in late-stage development operating income is due primarily to the issues in clinical development and biomanufacturing services, a shift in central laboratories business mix and increased investment spending on internet initiatives. The reduction in early development is primarily due to temporary softness experienced in certain of our chemistry service offerings, and increased investment spending on our bioanalytical service offering. Another factor is a comparison to very strong margins in the second and third quarters of 1999.

     Other expense increased $4.2 million to $11.3 million for the nine months ended September 30, 2000 from $7.1 million for the corresponding 1999 period, primarily due to an increase in the weighted average cost of our long-term revolving credit facilities and an increase in net interest expense resulting from higher average borrowings as compared to the corresponding 1999 period.

     Covance's effective tax rate excluding the impact of special charges for the nine months ended September 30, 2000 decreased to 38.7% from 40.3% for the corresponding 1999 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period due to the changes in the geographic distribution of its pre-tax earnings.

     Inclusive of the $8.4 million after tax impact of the second quarter 2000 restructuring charge, the $3.1 million after tax impact of the one-time merger-related charge recorded in the second quarter of 1999, and the $4.6 million after tax impact of the restructuring charge recorded in the third quarter of 1999, net income decreased 72.5% to $9.1 million for the nine months ended September 30, 2000 from $33.1 million for the corresponding 1999 period. Excluding the after tax impact of these special charges, net income decreased $23.3 million to $17.5 million for the nine months ended September 30, 2000 from $40.8 million for the corresponding 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

     Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Covance has senior revolving credit facilities totaling $300 million (collectively the "Credit Facility"). Covance has amended its Credit Facility. Material changes to the Credit Facility include an increase in the cost of funds and other changes in terms, including an agreement to apply all proceeds from sales of assets or subsidiaries, which divestiture processes are well underway, toward the payment of amounts outstanding under the Credit Facility, with a corresponding reduction in the aggregate facility size. Management believes that Covance has sufficient access to capital to meet its operating cash requirements. At September 30, 2000 and December 31, 1999, respectively, there was $235.0 million and $190.0 million of outstanding borrowings and $0.8 million and $11.3 million of outstanding letters of credit under the Credit Facility. Interest on substantially all outstanding borrowings during the nine months ended September 30, 2000 and 1999 was based on the London Interbank Offered Rate ("LIBOR") plus a margin and approximated 7.23% and 5.35% per annum, respectively.

     Covance Biotechnology Services Inc. ("Covance Biotechnology") has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of September 30, 2000. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under its long-term credit facilities and is guaranteed by Covance.

     In December 1999, Covance financed its newly constructed North American packaging facility through a five year, $20 million mortgage which bears interest at a rate of 7.72% per annum.

     In October 1997, a foreign subsidiary of Covance borrowed 13.5 million Swiss Francs from a bank. This loan carried interest at a fixed rate of 2.9% per annum and was paid in full upon maturity in October 2000.

     During the nine months ended September 30, 2000, Covance's operations provided net cash of $21.9 million, a decrease of $11.7 million from the corresponding 1999 period. Cash flows from net earnings adjusted for non-cash activity provided $55.1 million for the nine months ended September 30, 2000, down $28.4 million or 34.0% from the corresponding 1999 period. The change in net operating assets used $33.2 million and $49.8 million in cash during the nine months ended September 30, 2000 and 1999, respectively, primarily due to an increase in accounts receivable and unbilled services during both periods.

     Working capital was $125.4 million at September 30, 2000, an increase of $23.2 million from December 31, 1999. Aggregate accounts receivable and unbilled services, net of unearned revenue, at September 30, 2000 of $143.7 million were up $26.9 million or 23.0% from the December 31, 1999 level of $116.8 million. Net days sales outstanding ("DSOs") increased from 52 days at December 31, 1999 to 61 days at September 30, 2000. DSOs are customarily at their lowest levels at year end and generally increase during the first six to nine months of the year, before returning to their seasonally lower levels at year end. For comparison, DSOs at December 31, 1998 were 55 days and increased to 69 days at September 30, 1999. Covance's ratio of current assets to current liabilities was 1.58 at September 30, 2000 and 1.51 at December 31, 1999.

     Investing activities for the nine months ended September 30, 2000 used $75.4 million compared to $106.3 million for the corresponding 1999 period. Capital spending for the first nine months of 2000 totaled $75.0 million, primarily for outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees, compared to $90.1 million for the corresponding 1999 period. Investing activities for the nine months ended September 30, 2000 and 1999 included cash payments of contingent purchase price totaling approximately $0.9 million and $16.8 million, respectively, in connection with prior acquisitions.

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

     Covance's Year 2000 project is now substantially complete. The cost of internal payroll, external consultants and the net book value of equipment to be replaced, amounts that were expensed as incurred, totaled approximately $8.5 million through September 30, 2000. The cost of new hardware, software and other equipment to be acquired in replacement of existing non-Year 2000 compliant hardware, software and other equipment totaled approximately $6.4 million through September 30, 2000.

     FORWARD LOOKING STATEMENTS. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, Covance's ability to divest businesses at a satisfactory price, resumption of demand for certain of Covance's chemistry service offerings, price competition in the clinical development services industry, Covance's ability to obtain credit on terms satisfactory to it, and risks and uncertainties set forth in Covance's filings with the Securities and Exchange Commission including without limitation its Annual Report on Form 10-K.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         (1) Exhibit 10.A - Amended and Restated Employment Agreement Between Covance Inc. and Charles Harwood, Jr.
         (2) Exhibit 10.B - Resignation Agreement Between Covance Inc. and Jeffrey S. Hurwitz
         (3)  Exhibit 27 - Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         During the three month period ended September 30, 2000, no reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COVANCE INC.

Dated: November 14, 2000         By:   /s/ CHRISTOPHER A. KUEBLER
                                     ------------------------------
                                           Christopher A. Kuebler
                                           Chairman of the Board, President
                                           and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                               DATE

/s/ CHRISTOPHER A. KUEBLER
----------------------------
    Christopher A. Kuebler         Chairman of the Board, President          November 14, 2000
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


/s/ WILLIAM E. KLITGAARD
----------------------------
    William E. Klitgaard           Corporate Senior Vice President,          November 14, 2000
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial Officer)


/s/ MICHAEL GIANNETTO
----------------------------
    Michael Giannetto              Corporate Vice President and Controller   November 14, 2000
                                   (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT  DESCRIPTION

10.A Amended and Restated Employment Letter Agreement Between Covance Inc. and Charles Harwood, Jr.

10.B     Resignation Agreement Between Covance Inc. and Jeffrey S. Hurwitz

27       Financial Data Schedule (for SEC use only)