Form 10-K405
period 2000-12-31
COVANCE INC
filed 2001-03-14
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

Commission File Number: 1-12213

COVANCE INC.
(Exact name of Registrant as specified in its Charter)

Delaware	22-3265977
(State of Incorporation)	(I.R.S. Employer Identification No.)
210 Carnegie Center, Princeton, New Jersey	08540
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (609) 452-4440

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

    As of February 9, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $835,142,801 (based on the closing price of the Company's Common Stock on the New York Stock Exchange on February 9, 2001 of $14.44).

    As of February 9, 2001, the Registrant had 58,272,722 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The Company's definitive Proxy Statement is incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

PART I

Item 1. Business

General

    Covance Inc. is a leading contract research organization providing a wide range of product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. We also provide laboratory testing services to the chemical, agrochemical and food industries. The services Covance provides constitute two segments for financial reporting purposes: early development services which includes preclinical and Phase I clinical service capabilities, and late-stage development services which includes central laboratory, clinical development, biomanufacturing, commercialization and other support services. We believe Covance is one of the largest biopharmaceutical contract research organizations, based on annual net revenues, and one of a few that are capable of providing comprehensive global product development services.

    Most of the service offerings that constitute Covance's business were initially acquired by our former parent, Corning Inc. and later by Covance, as part of a strategy to create a global and full service product development company. Covance has continued to acquire certain capabilities by strategic acquisition as well as through in-house development. We maintain offices in 17 countries.

    In February 2001, Covance sold its pharmaceutical packaging business for the aggregate amount of $137.5 million. Prior to the sale, we offered full-service contract drug packaging services in the United States and Europe for clinical trials.

Contract Research Organization Industry Overview

    The contract research organization industry provides independent product development services primarily to the pharmaceutical, biotechnology and medical device industries. In general, contract research organizations derive substantially all of their revenue from the research, development and marketing expenditures of these industries. Full service contract research organizations design and manage preclinical and clinical and periapproval studies and trials, and provide health economics and outcome services. Contract research organizations may also provide other services required to develop and market new pharmaceutical and biotechnology products.

Trends Affecting the Contract Research Organization Industry

    We believe that the outsourcing of drug development activities by pharmaceutical and biotechnology companies will increase as a result of the factors described below.

    Cost Containment Pressures.  Market forces and governmental initiatives have placed downward pressure on pharmaceutical and biotechnology companies' drug prices. We believe that the pharmaceutical industry is responding to these pressures by converting some of the fixed costs of maintaining research and development personnel and facilities to variable costs, which can be increased or decreased as needed, by outsourcing drug development activities to contract research organizations. Pharmaceutical companies may find that they do not have sufficient internal development resources when a large number of prospective drugs emerge from the research process and need to undergo development. These resource shortages increase demand for the services of contract research organizations. We also believe that many of these companies are attempting to shorten the new drug development cycle time by using contract research organizations, which may have greater expertise and efficiency. Please also see "Competition" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Marketplace Globalization.  Pharmaceutical and biotechnology companies are increasingly attempting to expand the market for new drugs by applying for regulatory approvals in multiple countries simultaneously rather than sequentially as they have in the past. We believe that contract research organizations with a global presence, such as Covance, will benefit from these trends.

    Revenue Enhancement Through Faster Drug Development.  We believe that contract research organizations, by providing specialized development services, are often able to perform the needed services with a higher level of expertise or specialization, and more quickly than a pharmaceutical or biotechnology company could perform such services internally.

    Pharmaceutical Company Consolidation.  Business combinations such as mergers and acquisitions by pharmaceutical companies present opportunities and challenges for contract research organizations, as companies resulting from business combinations often seek to reduce costs. While the consolidation process may initially cause a reduction in outsourcing to contract research organizations, once combined, pharmaceutical companies may aggressively manage costs by reducing jobs, decentralizing the research and development process and outsourcing to contract research organizations in an effort to reduce the fixed costs of internal drug development.

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

    Increasing Competitive Pressures in the Pharmaceutical Industry. A report issued in late 1998 by the consulting firm PricewaterhouseCoopers stated that if recent trends continue, the research and development costs of the top 20 pharmaceutical companies will more than double by the year 2005. If the growth in research and development budgets keeps pace with revenue growth, which PricewaterhouseCoopers believes is more likely, they conclude that research and development costs per drug will have to be reduced to provide their shareholders with the investment returns they have experienced through much of the 1990's. We believe that to meet these pressures, large pharmaceutical companies will have to develop drugs more quickly and less expensively and that should lead to an increasing reliance on the services of contract research organizations.

    Biotechnology Industry Growth.  The United States biotechnology industry has grown rapidly over the last thirteen years and is introducing new therapies which require regulatory approval. Many biotechnology companies do not have the necessary capital, equipment or personnel experience to conduct preclinical studies and clinical trials. Accordingly, many biotechnology companies have chosen to outsource to contract research organizations rather than expend significant time and resources to develop an internal preclinical or clinical development or biomanufacturing capability.

The New Drug Development Process—Overview

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

    Preclinical Research—6 months to 3 years. In vitro, or test tube, and in vivo, or animal, studies are conducted to establish the basic pharmacokinetic effect and safety of a drug including the toxicity of the drug over a wide range of doses. Pharmacokinetics is the study of how a drug is metabolized or absorbed and digested in the body. Initially, acute, or short term, toxicology studies are conducted to ascertain any noxious characteristics of the drug. In the United States, if results warrant continuing development of the drug, the manufacturer, also known as the sponsor, will file an Investigational New Drug application, whereupon the United States Food and Drug Administration ("FDA") may grant permission to begin human trials. Human trials are also known as "clinical trials". Preclinical studies may continue after the start of clinical trials to determine the longer term effects of a drug.

  Clinical Research—3.5 to 6 years.

  •
  Phase I—6 months to 1 year. This phase involves the initial basic safety and pharmacokinetic testing in approximately 20 to 100 human subjects, usually healthy volunteers in a closely monitored setting. These studies determine the side effect profile of the drug, how the drug works, how it is affected by other drugs, where it goes in the body, how long it remains active and how it is broken down and eliminated from the body.

  •
  Phase II—1 to 2 years. This phase involves basic efficacy, or effectiveness, and dose-range testing in approximately 100 to 400 carefully selected patients suffering from the disease or condition under study. These studies help determine the best effective dose, confirm that the drug works as expected and provide additional safety data. The trials are typically well controlled and usually involve a placebo. A placebo is an identical dosage form such as a tablet or solution which lacks the active substance under investigation.

  •
  Phase III—2 to 3 years. This phase involves efficacy and safety studies in broader populations of hundreds or thousands of patients at many investigational sites. Investigational sites are the places that enroll the patients participating in the trial, where the drug is provided and where progress is monitored. Investigators are physicians treating the patients enrolled in the study. These services may involve placebo-controlled trials, in which the new drug is compared with a placebo; controlled trials, in which the new drug is compared with one or more drugs with established safety and efficacy profiles in the same therapeutic category; or uncontrolled trials, where there is no comparison to a placebo or another drug. Generally, Phase III studies are intended to provide additional information on drug safety and efficacy, an evaluation of the risk-benefit relationship for the drug, and information for the adequate labeling of the product.

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

    Post-Marketing Surveillance and Phase IV Studies—Periapproval.  United States Federal regulations require the sponsor to collect and periodically report to the FDA additional safety data on the drug for as long as the sponsor markets the drug. In some cases, it may be necessary to undertake an evaluation of specific aspects of safety. These are known as Phase IV studies and are sometimes referred to as post-marketing surveillance. If the drug is marketed outside the United States, these reports must include data from all countries in which the drug is sold. Additional studies may be undertaken after initial approval to find new uses for the drug or to test new dosage formulations. All of these studies are types of periapproval studies, or studies performed around or after a regulatory authority's approval to let the sponsors sell the drug commercially.

Business Strategy

    We believe we are one of the largest pharmaceutical and biotechnology contract research organizations, based on annual net revenues, and one of a few that are capable of providing global product development services.

    Our strategy is focused on the development and delivery of innovative drug development services that apply science and technology to capture, manage and integrate a vast array of data in near real time. We believe our broad knowledge base in drug development, our distinctive core capabilities, and our access to a global investigator network enable us to create unique value for our customers. We strive to contribute to the drug development value-chain by offering services that improve decision-making, increase success rates and reduce time and cost.

    We plan to focus on mutually rewarding strategic relationships with customers and participate in the drug development services business in areas where we can add value to our customers' core capabilities. We intend to leverage our leading market position in early development services to capitalize on the growing need for early screening and better compound selection. We will also seek to globalize processes and web-enable client data access to accelerate drug development timelines and reduce costs. Our strategy includes the utilization of our central laboratory logistics expertise to develop our new bioanalytical services business and the augmentation of our early development services business by pursuing low-cost toxicology capacity through opportunistic acquisitions.

    We believe our market leading position in central laboratory services in clinical trials will provide a platform to capture, manage and integrate data in near real time and provide simultaneous access to the diverse data components throughout the clinical trial phases. This could lead to greatly reduced time and cost and enhanced decision-making for our customers and provide the differentiation needed to optimize the central laboratory business. We plan to combine our core competencies and capabilities to provide sponsors with laboratory data and reliable transportation services with our globally standardized project management skills to augment our market share lead. We will also endeavor to strengthen our offerings of central diagnostics and interactive trial management services in support of clinical trials, utilize our common technology platforms and launch new specialty services, such as pharmacogenomics and imaging services, that leverage our core capabilities.

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

    We expect to continue developing services internally and making strategic acquisitions that are complementary to our existing services and that will expand our ability to serve our clients. Complementary businesses are those that will enhance our existing services either qualitatively or geographically, or add new services which can be integrated with our existing services.

    Streamlining the Drug Development Process.  In October 2000, Covance formed a wholly-owned subsidiary, Nexigent Inc. Nexigent intends to provide a set of web-based tools and services for reducing the cost and time in executing clinical trials. Nexigent plans to create and scale a "pre-wired" network of trial participants through web-enabled data and information-based services. Nexigent believes it has certain competitive advantages through its relationship with Covance including high central laboratory market share and a world leading network of sponsors and clinical investigators, which should enable Nexigent to access a large percentage of industry participants.

    We believe the major benefits pharmaceutical companies and contract research organizations will realize through the tools and services Nexigent plans to provide include quicker and better-informed trial management decision making through access to real-time data; quicker study starts through easy access to a visible network of richly profiled investigators; quick and simple process of creating, assembling, and engaging a focused clinical "team" supported by robust process standards; and the ability to conduct and manage more trials using current level of resources.

    Nexigent's current offerings include: site-oriented services focused on efficiently starting a trial; site feasibility; rapid study start-up; electronic entry and capture of case report form data through a web-based platform; and a web-based tool for real-time access to Covance central laboratory trial data. Nexigent is currently developing an array of new services and tools that will be rolled out throughout 2001.

    In continually examining ways to improve the drug developmental process, our information technology strategy is to capitalize on our computer systems by customizing them where appropriate for client specific requirements and incorporating new systems and technologies to meet changing demands in a timely and cost effective manner such as with Nexigent. Our drug supply management system based on interactive voice response system technology allows clients to more efficiently manage the distribution of their experimental compounds to investigational sites. In addition, we are pursuing the development and implementation of internet-based systems that may reduce the time and cost of drug development. In 2001, we introduced Study Tracker™, an internet-based client access program which permits customers of early development services to review study data and schedules on a real time basis. With respect to technical resources, we have over 400 information systems professionals working in 14 regional and 17 satellite information system centers. Substantially all of our employees, both domestic and international, as well as our file server and desktop computer systems, are connected by a wide area network that provides global access to the expertise, technologies and data contained in the regional information system centers. These systems help us provide integrated services and connect us to our clients.

    Geographic Expansion.  We intend to continue our strategy of establishing new or enhancing existing operations in significant pharmaceutical and biotechnology markets. We expect this will occur as a result of internal growth and through strategic acquisitions.

    We believe that it is important to provide our full range of drug research and development services in all major and many developing pharmaceutical and biotechnology markets, especially given industry trends to conduct clinical trials in multiple countries simultaneously. Through our offices, regional monitoring sites, laboratories and manufacturing sites in over 30 locations in 17 different countries and field work in many other countries, we believe we are a leader among contract research organizations in our ability to deliver services globally. Currently, approximately 30% of our employees are based outside of the United States.

Services

    We provide a wide range of product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. We also provide laboratory testing services to the chemical, agricultural chemical and food industries. The services we provide constitute two segments for financial reporting purposes: early development, which includes preclinical and Phase I clinical service capabilities, and late-stage development, which includes central laboratory, clinical development, biomanufacturing, commercialization services and other support services.

Early Development

Preclinical and Phase I Clinical Services

    We have four major laboratories, located in Madison, Wisconsin and Vienna, Virginia in the United States and Harrogate, United Kingdom and Muenster, Germany in Europe and a new bioanalytical laboratory in the United States in Indianapolis, Indiana. We also have an administrative and sales office in Tokyo, Japan. The preclinical services offered are wide-ranging, and include:

  •
  in vivo toxicology studies which are studies of the toxic effects of drugs in animals;

  •
  genetic toxicology studies which include studies of the toxic effects of drugs on chromosomes, as well as on genetically modified mice; and

  •
  chemistry services that analyze the components of compounds.

    Our preclinical area has also been a source of innovation by introducing new technologies for client access to data such as Study Tracker, electronic animal identification, multimedia study reports and animal and test tube measures of induced cell proliferation, or reproduction. Our preclinical group also works closely with the Phase I and II operations of the early development and clinical development services groups to minimize product development time and to provide clients with early data on the safety and efficacy of new molecules. This data allows clients to make an early decision about whether to continue, modify or cease their development programs.

    As part of our preclinical services, we have duplicated in the United States the Strategic Consultancy Group program developed in Europe. This program has successfully reduced the time from preclinical testing to the first human studies and involves an integrated process and team drawn from our preclinical and Phase I and II areas. The Strategic Consultancy Group researches a compound from initial preclinical evaluation through its first dosing in humans, including the filing and attainment of an Investigational New Drug application. The process includes all aspects of preclinical services including formulation and dose delivery testing, product metabolism, chemistry, toxicology and safety testing.

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

    We are also a provider of custom polyclonal and monoclonal antibody services for research purposes and we own and operate a state-of-the-art antibody serum production facility that complies with both Good Manufacturing Practices and Good Laboratory Practices. Monoclonal antibodies recognize only one type of virus or bacteria, while polyclonal antibodies are a group of antibodies each of which recognize different parts of a virus or bacteria. In November 1998, we augmented this capability with the acquisition of Berkeley Antibody Company, Inc., which produces custom antibodies for research purposes as well as offers animal research services to the medical device industry. Berkeley Antibody Company, Inc. also provides preclinical evaluations and services in the area of applied immunology, which is research relating to the immune process.

    We offer immunotoxicology services in which we assess the impact of drugs or chemicals on the structure and function of the immune system. In 1999, we opened a new immunotoxicology and cell culture laboratory featuring online data capture capabilities and Good Laboratory Practices compliant instrumentation monitoring systems.

    In 2000, we introduced our BioLink™ service offering. This bioanalytical testing service, which is performed in our new 35,000 square foot bioanalytical laboratory in Indianapolis, Indiana, helps determine the appropriate dose amount and frequency of drug application from late discovery evaluation through Phase III clinical testing. Covance is the only contract research organization that provides these services on a full-scale, global integrated basis. BioLink operates more than thirty mass spectrometry instruments globally, providing sufficient capacity to meet deadlines and turnaround times for large clinical sample sets. In addition to state-of-the-art technology, equipment and processes, BioLink operations are supported by an experienced staff of scientific and technical experts who advise on method design, evaluation and regulatory issues, and enhance timely and accurate communications with clients.

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

Late-Stage Development

Central Laboratory Services

    We believe that the ability to provide high quality and sophisticated central laboratory services is a differentiating advantage for Covance. We have three laboratories, one located in the United States, one located in Switzerland and the other in Singapore, that provide central laboratory services dedicated to biotechnology and pharmaceutical studies. These facilities provide clients with data in studies that can be conducted separately, or multinationally and simultaneously. We believe that our ability to capture, manage and manipulate this data provides us with a unique competitive advantage. The data we provide from these central laboratories are combinable because we use consistent laboratory methods, the same reagent manufacturers and identical equipment calibration and clinical trial reference ranges. Clinical trial reference ranges are the laboratory values that would be considered normal in a typical population. Combinable data eliminates the need for statistical correlation among different laboratories. We also employ a proprietary clinical trials management system, which we believe is unique, that enables us to enter a sponsor's protocol requirements directly into our database. This system, based on protocol requirements, coordinates many aspects of clinical trials including:

  •
  constructing the drug kits that will go to the investigational sites and the requisition forms for additional drug kits;

  •
  facilitating proper laboratory specimen collection from the investigational sites;

  •
  sequencing of study participants visits and investigator ordering of additional tests, ensuring that all demographic data is complete and accurate; and

  •
  producing the client reports that are customized to their specifications.

    The laboratory data can be easily audited because all laboratory data can be traced to source documents. In addition, the laboratories are capable of delivering customized data electronically within 24 hours of test completion and provide safety test results within 48 hours of test completion from most locations.

    As the need for central laboratory services has expanded geographically, we have expanded the reach of our central laboratory services by opening our Singapore laboratory in 2000 and through contractual arrangements, one with a leading South African laboratory and the other with a leading Australian laboratory. Each of these relationships allows us to combine the testing capabilities of the laboratory with our own proprietary systems. Also, in June 1998, we completed a significant expansion of our United States laboratory to further accommodate expanding operations and expected future demand.

Clinical Development Services

    We offer a comprehensive range of clinical trial services, including Phase II through III clinical studies. We have extensive experience in a number of therapeutic areas, including the following:

  •
  diseases of the cardiovascular and central nervous system;

  •
  diseases of the endocrine and respiratory systems;

  •
  oncology; and

  •
  infectious diseases including AIDS.

    We have extensive experience in managing small, medium and large trials in the United States and in many other parts of the world. These trials may be conducted separately or simultaneously as part of a multinational development plan. We can manage every aspect of clinical trials from clinical development plans and protocol design to New Drug Applications, among other supporting services.

    Clinical trials are managed by a dedicated project team, which, in each case, is led by a project director or manager who supervises all aspects of the clinical trial.

    As part of conducting clinical trials, we provide the following core services, either on an individual or integrated basis, depending on client needs:

    Study Design.  In the critical area of study design, we assist customers in protocol design and prepare study protocols and case report forms. The study protocol (1) defines the medical issues to be examined in evaluating the safety and efficacy of the drug under study, (2) specifies the number of patients required to produce statistically valid results, (3) specifies the clinical tests to be performed in the study, (4) specifies the time period over which the study will be conducted, (5) specifies the frequency and dosage of drug administration and (6) sets forth the exact inclusion and exclusion criteria for enrolling patients in the study.

    The success of a study depends on the ability of the protocol to accurately reflect requirements of regulatory authorities and fit coherently with the other aspects of the development process including the ultimate marketing strategy for the drug. Marketing strategy considerations include outcomes and pharmacoeconomic concerns and reimbursement planning, topics discussed in greater detail in the description of "Health Economics and Outcomes Services" below. When study protocols are being finalized, we develop case report forms to record the desired study information and ensure that valid data are acquired in a form that is most efficient for the investigator. Individuals representing all of the disciplines involved in the drug development process, including epidemiology, data management, statistics and regulatory affairs, must work closely with the clinical trial management project team to assure that the right data are acquired, and in the form which is most efficient for subsequent data entry, management analyses and reporting.

    Investigator Recruitment.  During a clinical trial, physicians, also referred to as investigators, supervise the administration of the drugs to patients at hospitals, clinics or other locations, also referred to as investigational sites. The success of a clinical trial depends, in large part, on the performance of these investigators. We solicit the participation of investigators, who contract directly with either us or our clients—the sponsors. We maintain, and continually expand and refine, our investigator databases. Our databases contain information regarding our experience with these investigators, including factors relevant to rapid study initiation.

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

Other Support Services

    Centralized Electrocardiogram Services.  In November 1998, we expanded our ability to collect and centralize clinical trial data with the purchase of GDXI, Inc. (now known as Covance Central Diagnostics Inc.) which undertakes the capture and interpretation of electrocardiograms. An electrocardiogram is a recording of electrical signals from the heart. Electrocardiogram analysis, one of the most frequently used tools in clinical trials, is included in more than one-half of clinical trials as part of the study protocol. Covance Central Diagnostics Inc. distributes a proprietary hand-held electrocardiogram device to clinical trial sites. The device can be used anywhere in the world and collects the data, performs a real-time quality check, and transmits the information by telephone to a full-time central operations center. In 1999, Covance introduced ambulatory cardiac monitoring capabilities, often referred to as Holter monitoring. Holter monitoring involves the ambulatory monitoring of cardiac activity and permits long-term monitoring—often 24 to 48 hours as opposed to the ten seconds of data typically provided by stationary ECGs, and therefore may reveal certain conditions which may not be discovered by a stationary ECG.

    Centralized Imaging Services.  In June 2000, Covance Central Diagnostics Inc. opened a centralized imaging center. The Covance Imaging Center was developed to meet a growing pharmaceutical industry need for imaging to document clinical efficacy and safety. Centralized imaging is a series of processes and procedures used to collect, read and analyze image-enabled data from clinical trials.

    Pharmacogenomic Testing Services.  In 1999, Covance entered into a collaborative agreement with Variagenics, Inc. to offer an array of technologies for the rapid discovery and detection of genetic variation to optimize drug treatments and to develop safer and more effective pharmaceutical products. We offer Variagenics' pharmacogenomic testing technologies in conjunction with our central laboratory services. In 2000, Variagenics developed a number of genotyping assays for incorporation into clinical drug designs. These technologies focus on the rapid identification of normal variance in human gene sequences and testing for these variances in clinical trial populations. We anticipate that the use of genetic variation during drug development will facilitate the adjustment of treatment regimens and improve disease definition.

    Clinical Development Technologies.  To expedite the drug development process and to help reduce costs, we created a proprietary interactive trial management system utilizing an interactive voice response system. This system uses touch-tone telephone technology for data entry purposes and assists our clients in managing clinical trials on a real time basis and in reducing product waste with just-in-time inventory processing. This system is multi-lingual and is available world-wide through toll-free numbers seven days per week, 24 hours per day. The most frequently used functions include patient screening, patient enrollment, patient randomization, drug assignments, drug inventory management, unblinding, discontinuations and patient diaries. Clients can realize substantial cost savings through this information technology, by reducing and better managing clinical supply requirements and controlling waste. In addition, real time data access expedites the clinical trial process by offering clients precise and accurate information for quick analysis. We offer this system both in conjunction with clinical trials we conduct and as a stand alone service.

Biomanufacturing Services

    We own 78% of the voting capital stock of Covance Biotechnology Services Inc. ("CBSI"), a company formed in 1995 to manufacture recombinant proteins for biotechnology and pharmaceutical clients for preclinical and clinical trials as well as for commercial sales. The remaining 22% of CBSI's capital stock is owned by minority stockholders. Our ownership in CBSI could be reduced to approximately 68% if all of the stock options granted to CBSI executives were exercised in full.

    Our company, CBSI and its minority stockholders have entered into a capital contribution and stockholder agreement. This agreement limits the minority stockholders' rights to transfer their common stock, grants us a right of first refusal on shares of the minority stockholders' common stock, and grants us the right to purchase the common stock held by the minority stockholders in amounts of one-third each within 60 days of December 31, 1998, 1999 and 2000. On February 26, 2001, we served notice of our election to exercise our right to purchase all of the CBSI common stock held by the minority stockholders at a purchase price to be determined in accordance with procedures set forth in the agreement. In October 1997, our company and the minority stockholders entered into an additional agreement obligating us and the minority stockholders to make, upon request by CBSI, (1) additional capital contributions to CBSI of an aggregate amount of $12.0 million in proportion to our respective ownership interests and (2) at our option after these capital contributions have been made, additional capital contributions of up to an aggregate amount of $18.0 million also in proportion to our respective ownership interests. In amendments dated March 10, 1999 and March 1, 2000, our company and the minority stockholders agreed to increase this funding mechanism for CBSI from the original $30.0 million to a total of $120.0 million upon the same terms. Through December 31, 2000, aggregate capital contributions of $97.5 million have been made to CBSI pursuant to this agreement. Our share of the capital contributions has totaled approximately $76.0 million and we have loaned to the minority stockholders approximately $21.5 million in the aggregate to fund their required capital contributions. These loans are secured by the CBSI stock owned by the minority stockholders and are the only assets available to us to satisfy the loans in the event the minority stockholders do not repay the loans.

    We are actively pursuing the divestiture of CBSI and have retained investment bankers for this purpose. A sale of this capital intensive business will enable us to reduce our leverage.

Commercialization Services

    Periapproval Services.  Periapproval trials are studies conducted "around approval", generally after a drug has successfully undergone clinical efficacy and safety testing and the New Drug Application has been submitted to the FDA. We offer a range of periapproval services, including:

  •
  Treatment Investigational New Drug applications;

  •
  Phase IIIb clinical studies, which involve studies conducted after New Drug Application submission, but before regulatory approval is obtained;

  •
  Phase IV clinical studies which are studies conducted after initial approval of the drug; and

  •
  other types of periapproval studies such as post-marketing surveillance studies and prescription to over-the-counter switch studies.

    We also field and process telephone calls and inquiries relating to adverse experiences with a drug while we perform the safety services in the context of periapproval studies. We have recently increased our focus on offering these services on a stand alone basis.

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

Customers and Marketing

    We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 2000, we served in excess of 300 biopharmaceutical companies, including most of the world's largest pharmaceutical companies and biotechnology companies.

    While no single customer accounts for more than ten percent of our aggregate net revenues, we have one customer accounting for more than five but less than ten percent of our revenues, and our top five customers account for approximately 25.7 percent of our net revenues. Our late-stage development segment has one customer which accounts for approximately 13 percent of the aggregate net revenues of that segment and has two customers which each account for more than five but less than ten percent of the aggregate net revenues of that segment. The loss of any of these customers could have a material adverse effect on the business and results of operations of that segment.

    For net revenues from external customers and assets attributable to each of our business segments for the last three fiscal years, please review Note 12 to the audited consolidated financial statements included elsewhere in this Annual Report.

    For net revenues from external customers and long-lived assets attributable to operations in the United States, United Kingdom and other countries for each of the last three fiscal years, please review Note 13 to the audited consolidated financial statements included elsewhere in this Annual Report.

    Our global sales activities are conducted by more than 70 sales personnel based in our operations in the United States, Canada, Europe, Australia, Japan and Singapore. Most of our business development personnel have technical or scientific backgrounds. Our sales force consists primarily of account executives and account managers who are each responsible for optimizing business opportunities for specific clients and fostering long-term relationships.

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

    Most of our contracts may be terminated by the customer either immediately or upon notice. These contracts typically require payment to Covance of expenses to wind down a study, payment to Covance of fees earned to date, and, in some cases, a termination fee or payment to Covance of some portion of the fees or profit that could have been earned under the contract if it had not been terminated early. Contracts may be terminated for a variety of reasons, including the failure of a product to satisfy safety requirements, unexpected or undesired results of the product, the customer's decision to forego or terminate a particular study, insufficient enrollment or investigator recruitment, or our failure to properly discharge our obligations.

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

    Backlog usually includes work to be performed under signed agreements (i.e., contracts and letters of intent). Once work under a signed agreement begins, net revenues are recognized over the life of the project. However, in some cases we will begin work on a project once we have a legally binding agreement, but before executing a signed agreement, and backlog may include the net revenues expected from that project. Some of our studies and projects are performed over an extended period of time, which may be as long as several years.

    We cannot assure you that we will be able to realize all or any net revenues included in backlog. Although backlog can provide meaningful information to our management with respect to a particular study where study-specific information is known, such as study duration, performance clauses and other study-specific contract terms, we believe that our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons, including the following. First, studies vary in duration. For instance, some studies that are included in 2000 backlog may be completed in 2001, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities. Terminations or delays can result from a number of reasons. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. Based upon the foregoing, our aggregate backlog at December 31, 2000 and December 31, 1999 was $996 million and $957 million, respectively.

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

    There is competition among the larger contract research organizations for both customers and acquisition candidates on the basis of many factors, including the following:

  •
  reputation for on-time quality performance;
  •
  expertise and experience in specific areas;
  •
  scope of service offerings;
  •
  strengths in various geographic markets;
  •
  price;
  •
  technological expertise and efficient drug development processes;
  •
  ability to acquire, process, analyze and report data in a time-saving and accurate manner;
  •
  ability to manage large-scale clinical trials both domestically and internationally;
  •
  expertise and experience in health economics and outcomes services; and
  •
  size.

We believe that we compete favorably in most of these areas.

Government Regulation

    Our laboratory and manufacturing services are subject to various regulatory requirements designed to ensure the quality and integrity of the testing and manufacturing processes. The industry standards for conducting preclinical laboratory testing are embodied in the Good Laboratory Practice (GLP) and Good Manufacturing Practice (GMP) regulations and for central laboratory operations in the Clinical Laboratory Improvement Amendments of 1988. Our central laboratories in Indianapolis and Switzerland have also been certified by the College of American Pathologists. GMP sets forth the requirements for manufacturing facilities. The standards of GLP and GMP are required by the FDA, by the Department of Health in the United Kingdom and by similar regulatory authorities in other parts of the world. GLP and GMP stipulate requirements for facilities, equipment and professional staff. The regulations require standardized procedures for conducting studies including procedures for recording and reporting data and for retaining appropriate records. To help satisfy its compliance obligations, Covance has established quality assurance controls at its laboratory and manufacturing facilities which monitor ongoing compliance with GLP and GMP regulations and the Clinical Laboratory Improvement Amendments, as applicable, by auditing test data and conducting inspections of testing and manufacturing procedures.

    The industry standards for the conduct of clinical research and development studies are embodied in the regulations for Good Clinical Practice (GCP). The FDA and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP. These regulations require, but are not limited to, the following:

  •
  complying with specific requirements governing the selection of qualified investigators;
  •
  obtaining specific written commitments from the investigators;
  •
  verifying that appropriate patient informed consent is obtained;
  •
  ensuring adverse drug reactions are medically evaluated and reported;
  •
  monitoring the validity and accuracy of data;
  •
  verifying drug or device accountability;
  •
  instructing investigators and studies staff to maintain records and reports; and
  •
  permitting appropriate governmental authorities access to data for their review.

    We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities in other parts of the world. As with GLP and GMP, noncompliance with GCP can result in the disqualification of data collection during the clinical trial.

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

    Our animal import and breeding facilities are also subject to a variety of federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations promulgated thereunder by the United States Department of Agriculture ("USDA"). These regulations establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. Our breeding and animal import facilities maintain detailed standard operating procedures and the documentation necessary to comply with applicable regulations for the humane treatment of the animals in its custody. Besides being licensed by the USDA as both a dealer and research facility, this business is also accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International and has registered assurance with the United States National Institutes of Health Office of Protection for Research Risks.

    The use of controlled substances in testing for drugs with a potential for abuse is regulated by the U.S. Drug Enforcement Administration. All Covance laboratories using controlled substances for testing purposes are licensed by the U.S. Drug Enforcement Administration.

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

    The regulations of the U.S. Department of Transportation, the U.S. Public Health Service and the U.S. Postal Service apply to the surface and air transportation of laboratory specimens. Covance's laboratories also comply with the International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.

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

Employees

    At December 31, 2000, we had approximately 7,900 employees, approximately 30% of whom are employed outside of the United States. Approximately 7,300 of our employees are full time employees, 36 of our employees hold M.D. degrees, 172 hold Ph.D. degrees, 12 hold Pharm.D. degrees, 21 hold D.V.M. degrees and 619 hold masters or other postgraduate degrees. We believe that Covance's relations with its employees are good.

Item 2. Properties

    Covance both owns and leases its facilities. Covance leases substantial facilities for its clinical development services in the United States in Princeton, New Jersey, and in the United Kingdom in Maidenhead and Horsham. Covance owns substantial facilities in Madison, Wisconsin, in Harrogate, United Kingdom and in Muenster, Germany and leases facilities in Vienna, Virginia for its preclinical services and in Indianapolis, Indiana for its bioanalytical services. Covance also owns several of the buildings in Vienna, Virginia. Covance leases substantial facilities in Indianapolis, Indiana and in Geneva, Switzerland for its central laboratory services. Covance also owns or leases other facilities in the United States, Canada, Europe, Asia and Latin America. Covance believes that its facilities are adequate for its operations and that suitable additional space will be available when needed.

    CBSI's 109,000 square-foot biomanufacturing facility, located in the United States in Research Triangle Park, North Carolina, is financed through two tax retention operating leases provided by a commercial lending institution. For additional information, please see Note 9 to the audited consolidated financial statements included elsewhere in this Annual Report.

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

Quarter	High	Low
First Quarter 1999	$32.875	$23.250
Second Quarter 1999	$29.125	$19.438
Third Quarter 1999	$24.875	$8.188
Fourth Quarter 1999	$11.563	$8.875
First Quarter 2000	$16.375	$9.813
Second Quarter 2000	$11.750	$6.500
Third Quarter 2000	$14.000	$7.500
Fourth Quarter 2000	$11.875	$6.625

    As of February 9, 2001, there were 7,264 holders of record of Covance's common stock.

    Covance has not paid any dividends during 2000 or 1999. Covance does not currently intend to pay dividends in the foreseeable future, but rather, intends to reinvest earnings in its business. Covance is also restricted (subject to certain exceptions) from paying dividends on its common stock by certain covenants contained in a credit agreement to which Covance is a party.

Item 6. Selected Financial Data

    The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 2000, 1999, 1998, 1997 and 1996. This data has been derived from the audited consolidated financial statements of Covance.

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

	Year Ended December 31,
	2000		1999		1998		1997		1996
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenues	$868,087		$828,980		$731,574		$590,651		$494,828
Costs and expenses:
Cost of revenue	625,595		553,283		484,128		389,785		324,345
Selling, general and administrative	131,158		128,003		117,844		92,329		80,014
Depreciation and amortization	54,200		48,147		37,723		30,877		25,204
Special charges(a)	12,514	(a)	12,968	(a)	—		—		27,404	(a)

Total	823,467		742,401		639,695		512,991		456,967

Income from operations	44,620	(b)	86,579	(c)	91,879		77,660		37,861	(d)

Other expense, net:
Interest expense, net	19,051		10,062		7,361		8,314		6,791
Other expense	598		57		373		167		1,116

Other expense, net	19,649		10,119		7,734		8,481		7,907

Income before taxes and equity investee results	24,971	(b)	76,460	(c)	84,145		69,179		29,954	(d)
Taxes on income	9,735		30,642		35,099		29,367		17,377
Equity investee loss (gain)	—		—		438		58		(139)

Net income	$15,236	(b)	$45,818	(c)	$48,608		$39,754		$12,716	(d)

Basic earnings per share	$0.27	(b)	$0.78	(c)	$0.84		$0.69		$0.22	(d)
Diluted earnings per share	$0.27	(b)	$0.78	(c)	$0.83		$0.69		N/A	(e)
Balance Sheet Data:
Working capital	$(98,710)		$102,247		$81,488		$59,488		$65,946
Total assets(f)	$771,091		$689,721	(f)	$589,333	(f)	$483,128	(f)	$451,047
Long-term debt	$17,224		$208,724		$149,909		$132,423		$163,000
Stockholders' equity(f)	$265,751		$252,059	(f)	$220,933	(f)	$156,171	(f)	$110,704
Other Financial Data:
Gross margin	27.9%		33.3%		33.8%		34.0%		34.5%
Operating margin	6.6	%(g)	12.0	%(h)	12.6%		13.1%		13.2	%(i)
Net margin	2.6	%(g)	6.5	%(h)	6.6%		6.7%		6.6	%(i)
Current ratio	0.78		1.51		1.42		1.35		1.43
Debt to capital(f)	0.33		0.32	(f)	0.30	(f)	0.32	(f)	0.37
Book value per share(f)	4.60		4.42	(f)	3.81	(f)	2.71	(f)	1.94
Net days sales outstanding	54		52		55		48		50

(a)	Special charges in 2000 consist of a net restructuring charge totaling $12,514; in 1999 they consist of merger-related costs totaling $5,249 and a restructuring charge totaling $7,719; in 1996 they consist of spin-off related charges totaling $27,404.
(b)	Excluding the impact of the net restructuring charge totaling $12,514 ($7,634 net of tax), income from operations, income before taxes and net income for the year ended December 31, 2000 were $57,134, $37,485 and $22,870 respectively, and basic and diluted earnings per share ("EPS") were both $0.40.
(c)	Excluding the impact of the second quarter 1999 merger-related costs totaling $5,249 ($3,150 net of tax) and the third quarter 1999 restructuring charge totaling $7,719 ($4,631 net of tax), income from operations, income before taxes and net income for the year ended December 31, 1999 were $99,547, $89,428 and $53,599, respectively, and basic and diluted EPS were both $0.91.
(d)	Excluding the impact of the fourth quarter 1996 one-time spin-off related charge totaling $27,404 ($19,725 net of tax), income from operations, income before taxes and equity investee results and net income for the year ended December 31, 1996 were $65,265, $57,358 and $32,441, respectively, and basic EPS was $0.57.
(e)	Since Covance common stock began "regular way" trading on the NYSE on January 14, 1997, computation is not possible.
(f)	Total assets and stockholders' equity for the years ended December 31, 1999, 1998 and 1997 have been reduced by $10,593, $4,082, and $886, respectively, representing a balance sheet reclassification to reflect notes receivable from the minority shareholders of CBSI as a reduction to paid-in capital. Debt to capital and book value per share ratios for these periods have also been adjusted accordingly.
(g)	Operating margin and net margin exclude the impact of the net restructuring charge. Including the impact of these charges, operating margin and net margin were 5.1% and 1.8%, respectively.
(h)	Operating margin and net margin exclude the impact of the second quarter 1999 merger-related costs and the third quarter 1999 restructuring charge. Including the impact of these charges, operating margin and net margin were 10.4% and 5.5%, respectively.
(i)	Operating margin and net margin exclude the impact of the fourth quarter 1996 one-time spin-off related charge. Including the impact of this charge, operating margin and net margin were 7.7% and 2.6%, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Covance is a leading contract research organization providing a wide range of integrated product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two segments for financial reporting purposes: early development services (includes preclinical and Phase I clinical); and late-stage development services (includes central laboratory, clinical development, biomanufacturing, commercialization and other support services). Covance believes it is one of the largest biopharmaceutical contract research organizations, based on 2000 annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to reduce product development time. This enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

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

Results of Operations

    Year Ended December 31, 2000 Compared with Year Ended December 31, 1999.  Net revenues increased 4.7% to $868.1 million for 2000 from $829.0 million for 1999. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 7.9% in 2000. Net revenues from Covance's late-stage development segment grew 7.9% in 2000 as compared to 12.2% in 1999, excluding the impact of foreign exchange rate variances between both periods. The weakness in late-stage development net revenues is primarily attributable to softness in our clinical development services, resulting from weak new order generation and greater than normal cancellations of development programs by pharmaceutical companies. Net revenues from Covance's more mature early development segment grew 7.9% in 2000 as compared to 14.1% in 1999, excluding the impact of foreign exchange rate variances between both periods. The reduction in growth in early development is primarily a result of softness in certain of our chemistry service offerings. Covance's toxicology business, which accounts for approximately half of all early development revenues, experienced strong demand during 2000.

    Cost of revenue increased 13.1% to $625.6 million or 72.1% of net revenues for the year ended December 31, 2000 from $553.3 million or 66.7% of net revenues for the corresponding 1999 period. Gross margins declined to 27.9% for the year ended December 31, 2000 from 33.3% for the corresponding 1999 period. The reduction in gross margins is attributable to a number of factors. One factor is our clinical development services, which experienced weak new business generation, cancellations and price competition. Another factor is direct costs in our biomanufacturing services. While the increase in biomanufacturing direct costs was planned to meet demand, net revenues, although increasing considerably over the corresponding 1999 period, fell short of budget due to a combination of factors, including facility shutdowns in the first quarter of 2000, subsequent production complications, and efforts directed toward preparing the facility for commercial scale production (resulting in lower utilization of equipment and people in revenue generating activities during 2000). A third factor is increased investment spending on internet initiatives and bioanalytical services. Fourth, we also experienced an increased mix of lower margin studies and increased program cancellations in our central laboratory services during the second half of 2000.

    Overall, selling, general and administrative expenses increased 2.5% to $131.2 million for 2000 from $128.0 million for 1999. As a percentage of net revenues, selling, general and administrative expenses decreased to 15.1% for 2000 from 15.4% for 1999.

    Depreciation and amortization increased 12.6% to $54.2 million or 6.2% of net revenues for 2000 from $48.1 million or 5.8% of net revenues for 1999 due primarily to increased depreciation expense associated with capital spending in 1999 and 2000.

    In the second quarter of 2000, in order to restructure its Phase III clinical trials unit to align its cost base with revenue projections, Covance announced a plan to close certain satellite offices, consolidate other facilities and eliminate approximately 200 positions globally. In connection with these actions, Covance recorded a pre-tax restructuring charge of $14.7 million ($8.9 million net of tax) in the second quarter of 2000, consisting primarily of $7.6 million in lease termination and other facility related costs and $6.3 million for severance and related benefits. This restructuring initiative delivered cost savings of approximately $7 million in 2000 and is expected to deliver cost savings of approximately $16 million in 2001. As of December 31, 2000, 79% of these positions have been eliminated. Severance payments began in June 2000 and will continue through 2001. In the third and fourth quarters of 2000, Covance reversed on a net basis $2.2 million of the restructuring reserve established in the second quarter. This reversal consisted of $2.5 million in favorable lease terminations offset by $0.4 million in additional restructuring provisions. As of December 31, 2000, $6.5 million of the $12.5 million net restructuring charge has been paid, while the remaining $6.0 million has been accrued.

    Inclusive of the $12.5 million net restructuring charge recorded in 2000, a $5.2 million one-time merger-related charge incurred in the second quarter of 1999 in connection with the termination of the proposed merger with Parexel International Corporation, and a $7.7 million restructuring charge recorded in the third quarter of 1999, income from operations decreased 48.5% to $44.6 million for the year ended December 31, 2000 from $86.6 million for the corresponding 1999 period. Excluding the impact of these special charges, income from operations decreased 42.6% to $57.1 million, or 6.6% of net revenues, from $99.5 million or 12.0% of net revenues for the corresponding 1999 period. Excluding the impact of these special charges, income from operations from Covance's early development segment decreased $4.7 million or 11.0% to $38.1 million or 13.3% of net revenues for the year ended December 31, 2000 from $42.8 million or 15.7% of net revenues for the corresponding 1999 period, while income from operations from Covance's late-stage development segment decreased $37.7 million or 66.4% to $19.0 million or 3.3% of net revenues for the year ended December 31, 2000 from $56.7 million or 10.2% of net revenues for the corresponding 1999 period. The reduction in late-stage development operating income is due primarily to the earnings shortfalls in clinical development and biomanufacturing services, a shift in central laboratories business mix and program cancellations and increased investment spending on internet initiatives previously discussed. The reduction in early development is primarily due to softness experienced in certain of our chemistry service offerings, and increased investment spending on our bioanalytical service offering.

    Other expense, net increased $9.5 million to $19.6 million for 2000 from $10.1 million for 1999, primarily due to a $9.0 million increase in net interest expense. Net interest increased primarily as a result of the fact that average borrowing levels and the weighted average cost of such borrowings under Covance's revolving credit facilities were considerably higher in 2000 as compared to the corresponding 1999 period. In addition, Covance completed construction of its new North American packaging facility in mid-1999 and accordingly incurred only approximately six months interest on the funds borrowed to finance this expenditure in 1999 versus a full year of financing costs in 2000.

    Covance's effective tax rate decreased to 39.0% for 2000 from 40.1% for 1999. Since Covance operates on a global basis, its effective tax rate is subject to variation from year to year due to the changes in the geographic distribution of its pre-tax earnings.

    Inclusive of the $7.6 million after tax impact of the 2000 restructuring charge, the $3.1 million after tax impact of the one-time merger-related charge recorded in the second quarter of 1999, and the $4.6 million after tax impact of the restructuring charge recorded in the third quarter of 1999, net income decreased 66.7% to $15.2 million for the year ended December 31, 2000 from $45.8 million for the corresponding 1999 period. Excluding the after tax impact of these special charges, net income decreased 57.3% or $30.7 million to $22.9 million from $53.6 million for the corresponding 1999 period.

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

    In order to improve its global competitiveness, better optimize capacity utilization and enhance quality and service worldwide, in 1999, Covance consolidated its regionally based Phase II and III clinical services under one global management structure and formed a unified sales force for its clinical development, central laboratory, packaging and other related clinical support services. Primarily in connection with these actions, in the third quarter of 1999, Covance recorded a pre-tax restructuring charge of $7.7 million ($4.6 million net of tax) consisting primarily of $6.5 million in severance and related benefits arising from the elimination of approximately 165 managerial and staff positions. Severance payments began in September 1999 and continued into 2000. As of December 31, 1999, a total of 138 employees had been terminated and a total of $3.6 million in costs had been paid.

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

    The quarters ended March 31, June 30, and September 30, 2000 have been adjusted to exclude interest income earned on notes receivable from the minority shareholders of Covance Biotechnology Services Inc. This adjustment was based upon a re-interpretation of relevant existing accounting rules and not an assessment of impairment.

    The following table presents unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 2000. In the opinion of Covance, this information has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included elsewhere in this Annual Report. Operating results for any quarter are not necessarily indicative of the results that may be reported in any future period.

	Quarter Ended
	Dec. 31, 2000		Sept. 30, 2000		June 30, 2000		Mar. 31, 2000		Dec. 31, 1999	Sept. 30, 1999		June 30, 1999		Mar. 31, 1999
	(Dollars in thousands, except per share data)
Net revenues	$231,396		$214,946		$212,118		$209,627		$204,368	$198,920		$215,060		$210,632
Operating expenses	212,984	(a)	206,209	(b)	214,571	(c)	189,703		180,313	183,517	(d)	192,105	(e)	186,466

Income (loss) from operations	18,412	(a)	8,737	(b)	(2,453	)(c)	19,924		24,055	15,403	(d)	22,955	(e)	24,166
Other expense, net	6,499		5,819	(f)	4,365	(f)	2,966	(f)	2,973	2,660		2,580		1,906

Income (loss) before taxes	11,913	(a)	2,918	(b),(f)	(6,818	)(c),(f)	16,958	(f)	21,082	12,743	(d)	20,375	(e)	22,260
Taxes on income	4,688		1,135	(f)	(2,685	)(f)	6,597	(f)	8,326	5,036		8,168		9,112

Net income (loss)	$7,225	(a)	$1,783	(b),(f)	$(4,133	)(c),(f)	$10,361	(f)	$12,756	$7,707	(d)	$12,207	(e)	$13,148

Basic earnings (loss) per share	$0.13	(a)	$0.03	(b),(f)	$(0.07	)(c),(f)	$0.18	(f)	$0.22	$0.13	(d)	$0.21	(e)	$0.22
Diluted earnings (loss) per share	$0.12	(a)	$0.03	(b),(f)	$(0.07	)(c),(f)	$0.18	(f)	$0.22	$0.13	(d)	$0.21	(e)	$0.22

(a)	Excluding the impact of the fourth quarter reversal of restructuring charge totaling $1,275 ($778 net of tax), operating expenses, income from operations, income before taxes and net income totaled $214,259, $17,137, $10,638, and $6,447, respectively, and basic and diluted EPS were both $0.11.
(b)	Excluding the impact of the third quarter reversal of restructuring charge totaling $876 ($534 net of tax), operating expenses, income from operations, income before taxes and net income totaled $207,085, $7,861, $2,042, and $1,249, respectively, and basic and diluted EPS were both $0.02.
(c)	Excluding the impact of the second quarter restructuring charge totaling $14,665 ($8,946 net of tax), operating expenses, income from operations, income before taxes and net income totaled $199,906, $12,212, $7,847, and $4,813, respectively, and basic and diluted EPS were both $0.08.
(d)	Excluding the impact of the third quarter 1999 restructuring charge totaling $7,719 ($4,631 net of tax), operating expenses, income from operations, income before taxes and net income totaled $175,798, $23,122, $20,462, and $12,338, respectively, and basic and diluted EPS were both $0.21.
(e)	Excluding the impact of the second quarter 1999 merger-related costs totaling $5,249 ($3,150 net of tax), operating expenses, income from operations, income before taxes and net income totaled $186,856, $28,204, $25,624, and $15,357, respectively, and basic and diluted EPS were both $0.26.
(f)	Adjusted to reflect the removal of interest income during the quarters ended March 31, June 30 and September 30, 2000 of $455 ($278 after tax), $644 ($390 after tax) and $698 ($427 after tax), respectively. The impact on basic and diluted earnings per share in the first, second and third quarters of 2000 was a reduction of $0.01, $0.00 and $0.01, respectively.

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

    Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Covance has senior revolving credit facilities totaling $300 million (collectively the "Credit Facility"). During 2000, Covance has amended its Credit Facility. Material changes to the Credit Facility include an increase in the cost of funds and other changes in terms, including an agreement to apply all proceeds from the sale of assets or subsidiaries, toward the payment of amounts outstanding under the Credit Facility, with a corresponding reduction in the aggregate facility size. The Credit Facility expires in November 2001. Covance intends to refinance the Credit Facility during 2001 and believes it has a variety of financing alternatives available to it that will provide sufficient liquidity for the foreseeable future. The cost of refinancing will depend upon a number of factors, including the amount funded, the type of financing and credit markets generally. At December 31, 2000, there was $224.0 million of outstanding borrowings and $0.8 million of outstanding letters of credit under the Credit Facility. Interest on substantially all outstanding borrowings during the year ended December 31, 2000 was based upon the London Interbank Offered Rate ("LIBOR") plus a margin and approximated 7.75% per annum. The Credit Facility contains various covenants which, among other things, restrict Covance from engaging in certain financing activities and prohibits certain uses of cash such as paying cash dividends on the Covance common stock. At December 31, 2000, Covance was in compliance with the terms of the Credit Facility. On February 14, 2001 Covance sold its pharmaceutical packaging business and the net proceeds of approximately $95 million were used to reduce borrowings under the Credit Facility. See Note 14 to the audited consolidated financial statements included elsewhere in this Annual Report.

    Covance Biotechnology Services Inc. ("CBSI") has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of December 31, 2000. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under its Credit Facility and is guaranteed by Covance.

    In 1999, Covance financed its newly constructed North American packaging facility through a five year, $20 million mortgage which bears interest at a rate of 7.72% per annum. This mortgage was repaid in full on February 14, 2001 in connection with the divestiture of our packaging business. See Note 14 to the audited consolidated financial statements included elsewhere in this Annual Report.

    In 1997, a foreign subsidiary of Covance borrowed 13.5 million Swiss Francs from a bank. This loan carried interest at a fixed rate of 2.9% per annum and was paid in full upon maturity in October 2000.

    During the year ended December 31, 2000, Covance's operations provided net cash of $48.8 million, a decrease of $30.3 million from the corresponding 1999 amount. Cash flows from net earnings adjusted for non-cash activity provided $66.7 million during 2000, down $33.5 million or 33.4% from the corresponding 1999 amount of $100.2 million. The change in net operating assets used $18.0 million in cash during 2000, primarily due to an increase in accounts receivable and unbilled services in excess of the increase in unearned revenue, while this net change used $21.2 million in cash during 1999, primarily due to an increase in unbilled services and a decrease in accrued liabilities. Covance's ratio of current assets to current liabilities was 0.78 at December 31, 2000 and 1.51 (0.77 on a pro forma basis reflecting borrowings under Covance's Credit Facility as a current liability) at December 31, 1999.

    Investing activities for the year ended December 31, 2000 used $95.5 million compared to $127.0 million for the corresponding 1999 period. Capital spending for 2000 totaled $95.8 million, primarily for outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees, compared to $111.2 million for the corresponding 1999 period. Investing activities for the year ended December 31, 2000 included a cash payment of contingent purchase price of approximately $0.9 million in connection with a prior acquisition. Investing activities during 1999 included cash payments of contingent purchase price totaling approximately $16.8 million in connection with two of Covance's 1996 acquisitions.

    As discussed in Note 9 to the audited consolidated financial statements included elsewhere in this Annual Report, Covance has, and may from time to time in the future, enter into build-to-suit operating lease arrangements. These transactions may allow Covance to purchase the underlying facility and/or equipment or cancel the lease arrangement on various dates over the lease term. In the event of cancellation, Covance may be obligated under residual value guarantee provisions of the leases. Covance has one lease arrangement whereby it has a contingent residual value guarantee payment in the event that Covance terminates the lease and the sale of the underlying facility and equipment results in sales proceeds by the lessor in an amount less than the lessor's unamortized investment in the lease arrangement. Under these circumstances, Covance's maximum payment would have approximated $35 million at the end of 1997 (the first year of the lease) and decreases to approximately $25 million at the end of 2006 (the tenth year of the lease), assuming Covance terminates the lease and the sales proceeds received by the lessor were zero.

Competition

    Covance's Clinical Development Services participates in a competitive industry. Covance believes that this industry has experienced an increase in price competition which is having a material adverse effect on both Covance's late-stage development and consolidated net revenues and net income. Covance has taken actions, as discussed above, to mitigate the effects of this price competition; however, if this trend continues, it could continue to have a material adverse effect on Covance's late-stage development and consolidated net revenues and net income, and additional actions may be required in the future.

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

    Beginning in early 1998, Covance began to incur costs and make expenditures related to the Year 2000 project. Covance continued to incur costs and make expenditures relating to the Year 2000 project into the year 2000. These costs and expenditures can be broadly classified into two categories:

(1)	amounts that were expensed as incurred. These amounts consist of internal payroll relating to employees newly hired or redeployed to work on the Year 2000 project, external consultants and the net book value of non-Year 2000 compliant equipment replaced; and
(2)
amounts that were capitalized and depreciated over the useful lives of the associated assets. These amounts consist of the purchase price of new hardware, software and other equipment acquired to replace existing hardware, software and other equipment that was not Year 2000 compliant.

    Covance's Year 2000 project is now substantially complete. The cost of internal payroll, external consultants and the net book value of equipment to be replaced, amounts that were expensed as incurred, totaled $8.5 million through December 31, 2000. The cost of new hardware, software and other equipment acquired in replacement of existing non-Year 2000 compliant hardware, software and other equipment totaled $6.4 million through December 31, 2000.

    Forward Looking Statements. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, Covance's ability to divest businesses at a satisfactory price, resumption of demand for certain of Covance's chemistry service offerings, price competition in the clinical development services industry, Covance's ability to obtain credit on terms satisfactory to it, Nexigent's ability to develop effective and comprehensive internet-enabled services and tools, and risks and uncertainties set forth in Covance's filings with the Securities and Exchange Commission including without limitation this Annual Report on Form 10-K.

New Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 was required by the fourth quarter of 2000 and did not have a material impact on Covance's consolidated results of operations, financial position or cash flows.

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Implementation of SFAS 133 was delayed by the issuance of Statement 137, issued in June 1999, which delayed implementation of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement 138, which is a significant amendment to SFAS 133 and is effective simultaneously with SFAS 133. Covance will be required to adopt SFAS 133 in fiscal 2001. Covance is currently in the process of evaluating the impact, if any, SFAS 133 will have on its consolidated financial position or results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

    See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Covance Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, and of cash flows appearing on pages 26 through 41 present fairly, in all material respects, the financial position of Covance Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Covance's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, NJ

January 30, 2001 except for Notes 6 and 14
  as to which the date is February 14, 2001

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

(Dollars in thousands)	2000	1999
Assets
Current Assets:
Cash and cash equivalents	$7,191	$25,444
Accounts receivable, net	168,006	139,680
Unbilled services	66,135	52,647
Inventory	30,963	26,474
Deferred income taxes	32,696	17,292
Prepaid expenses and other current assets	48,021	40,587

Total Current Assets	353,012	302,124
Property and equipment, net	331,689	296,943
Goodwill, net	81,327	84,575
Other assets	5,063	6,079

Total Assets	$771,091	$689,721

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$28,312	$25,715
Accrued payroll and benefits	44,167	34,138
Accrued expenses and other liabilities	45,720	40,318
Unearned revenue	96,085	75,531
Short-term debt and current portion of long-term debt	235,499	19,787
Income taxes payable	1,939	4,388

Total Current Liabilities	451,722	199,877
Long-term debt	17,224	208,724
Deferred income taxes	20,943	14,982
Other liabilities	15,451	14,079

Total Liabilities	505,340	437,662

Commitments and Contingent Liabilities
Stockholders' Equity:
Common stock—Par value $0.01 per share; 140,000,000 shares authorized; 59,820,253 and 59,024,976 shares issued and outstanding, including those held in treasury, at December 31, 2000 and 1999, respectively	598	590
Paid-in capital	92,572	85,361
Retained earnings	207,426	192,190
Accumulated other comprehensive income (loss)—
Cumulative translation adjustment	(14,938)	(6,504)
Treasury stock at cost (2,025,589 and 1,995,000 shares at December 31, 2000 and 1999, respectively)	(19,907)	(19,578)

Total Stockholders' Equity	265,751	252,059

Total Liabilities and Stockholders' Equity	$771,091	$689,721

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

	2000	1999	1998
(Dollars in thousands, except per share data)
Net revenues	$868,087	$828,980	$731,574
Cost and expenses:
Cost of revenue	625,595	553,283	484,128
Selling, general and administrative	131,158	128,003	117,844
Depreciation and amortization	54,200	48,147	37,723
Special charges	12,514	12,968	—

Total	823,467	742,401	639,695

Income from operations	44,620	86,579	91,879

Other expense, net:
Interest expense, net	19,051	10,062	7,361
Other expense	598	57	373

Other expense, net	19,649	10,119	7,734

Income before taxes and equity investee results	24,971	76,460	84,145
Taxes on income	9,735	30,642	35,099
Equity investee loss	—	—	438

Net income	$15,236	$45,818	$48,608

Basic earnings per share	$0.27	$0.78	$0.84
Weighted average shares outstanding — basic	57,424,403	58,477,199	58,050,114
Diluted earnings per share	$0.27	$0.78	$0.83
Weighted average shares outstanding — diluted	57,492,384	58,680,794	58,774,334

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(Dollars in thousands)	2000	1999	1998
Cash flows from operating activities:
Net income	$15,236	$45,818	$48,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,200	48,147	37,723
Restructuring charge, net of cash paid	2,351	4,146	—
Stock issued under employee benefit and stock compensation plans	3,291	6,859	6,929
Deferred income tax (benefit) provision	(9,443)	(5,055)	4,420
Other	1,087	320	429
Changes in operating assets and liabilities:
Accounts receivable	(28,326)	(535)	(31,877)
Unbilled services	(13,488)	(11,058)	(609)
Inventory	(4,489)	252	(8,342)
Accounts payable	2,597	(7,666)	8,087
Accrued liabilities	13,080	(10,312)	7,441
Unearned revenue	20,554	15,305	(2,247)
Income taxes payable	(2,449)	(1,384)	1,574
Other assets and liabilities, net	(5,448)	(5,808)	(7,997)

Net cash provided by operating activities	48,753	79,029	64,139

Cash flows from investing activities:
Capital expenditures	(95,833)	(111,153)	(74,945)
Contingent purchase price paid in connection with prior acquisitions	(909)	(16,830)	—
Acquisition of businesses, net of cash acquired	—	—	(25,546)
Other, net	1,208	975	129

Net cash used in investing activities	(95,534)	(127,008)	(100,362)

Cash flows from financing activities:
Net borrowings under revolving credit facility	34,000	50,000	20,000
Proceeds from long-term borrowings	—	20,000	—
Repayments of debt	(9,071)	(3,000)	—
Purchase of treasury stock	(329)	(19,578)	—
Stock issued under employee stock purchase and option plans	3,928	6,738	7,459

Net cash provided by financing activities	28,528	54,160	27,459

Net change in cash and cash equivalents	(18,253)	6,181	(8,764)
Cash and cash equivalents, beginning of year	25,444	19,263	28,027

Cash and cash equivalents, end of year	$7,191	$25,444	$19,263

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(Dollars in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 1997	$577	$57,390	$97,764	$440		—	$156,171
Comprehensive income:
Net income	—	—	48,608	—	$48,608	—	48,608
Currency translation adjustment	—	—	—	1,766	1,766	—	1,766

Total comprehensive income	—	—	—	—	$50,374	—	—

Shares issued under various employee benefit and stock compensation plans	5	10,511	—	—		—	10,516
Stock option exercises	2	3,870	—	—		—	3,872

Balance, December 31, 1998	584	71,771	146,372	2,206		—	220,933
Comprehensive income:
Net income	—	—	45,818	—	$45,818	—	45,818
Currency translation adjustment	—	—	—	(8,710)	(8,710)	—	(8,710)

Total comprehensive income	—	—	—	—	$37,108	—	—

Shares issued under various employee benefit and stock compensation plans	5	11,378	—	—		—	11,383
Stock option exercises	1	2,212	—	—		—	2,213
Treasury stock, at cost	—	—	—	—		$(19,578)	(19,578)

Balance, December 31, 1999	590	85,361	192,190	(6,504)		(19,578)	252,059
Comprehensive income:
Net income	—	—	15,236	—	$15,236	—	15,236
Currency translation adjustment	—	—	—	(8,434)	(8,434)	—	(8,434)

Total comprehensive income	—	—	—	—	$6,802	—	—

Shares issued under various employee benefit and stock compensation plans	8	7,211	—	—		—	7,219
Treasury stock, at cost	—	—	—	—		(329)	(329)

Balance, December 31, 2000	$598	$92,572	$207,426	$(14,938)		$(19,907)	$265,751

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998
(Dollars in thousands, unless otherwise indicated)

1. Organization

    Covance Inc. and its subsidiaries ("Covance") is a leading contract research organization providing a wide range of product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. Covance's operations constitute two segments for financial reporting purposes. The first segment, early development services, includes preclinical and Phase I clinical service offerings. The second segment, late-stage development services, includes central laboratory, clinical development, biomanufacturing, commercialization and other support services. At the present time, operations are principally focused in the United States and Europe.

2. Summary of Significant Accounting Policies

  Principles of Consolidation

    The consolidated financial statements include the accounts of all entities controlled by Covance, including Covance Biotechnology Services Inc. ("CBSI"), a majority owned business. All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in affiliates in which Covance owns between 20 and 50 percent.

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

  Reclassifications

    Other assets and paid-in capital at December 31, 1999, 1998 and 1997 have been reduced by $10,593, $4,082 and $886, respectively, representing a balance sheet reclassification to reflect notes receivable from the minority shareholders of CBSI as a reduction to paid-in capital.

  Foreign Currencies

    For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders' equity in the Consolidated Balance Sheets and are included in the determination of comprehensive income in the Consolidated Statements of Stockholders' Equity. Transaction gains and losses are included in the determination of net income in the Consolidated Statements of Income. Transaction losses totaled $0.6 million, $0.1 million and $0.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

  Cash and Cash Equivalents

    Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at date of purchase and consist principally of amounts temporarily invested in money market funds.

  Financial Instruments

    The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long and short-term debt are not materially different than their carrying amounts as reported at December 31, 2000 and 1999.

    Accounts receivable and unbilled services represent amounts due from Covance customers who are concentrated primarily in the pharmaceutical and biotechnology industries. Covance monitors the creditworthiness of its customers to which it grants credit terms in the ordinary course of business. Although Covance customers are concentrated primarily within these two industries, management considers the likelihood of material credit risk as remote. In addition, in some cases Covance requires advance payment for a portion of the contract price from its customers upon the signing of a contract for services. Historically, bad debts have been minimal.

  Inventory

    Inventories, which consist principally of supplies and animals, are valued at the lower of cost (first-in, first-out method) or market.

  Property and Equipment

    Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method at rates adequate to allocate the cost of the applicable assets over their estimated useful lives, which range in term from three to thirty years. The cost of computer software developed or obtained for internal use is accounted for in accordance with the Accounting Standards Executive Committee's Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

  Goodwill

    Goodwill (investment costs in excess of the fair value of net tangible and identifiable intangible assets acquired) is capitalized and amortized on a straight-line basis over the period expected to be benefited, which is generally twenty years or less, except for acquisitions prior to 1996 which are being amortized over forty years.

  Impairment of Long-Lived Assets and Goodwill

    Assessments of the recoverability of long-lived assets and goodwill are conducted when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the asset from the expected future undiscounted cash flows of related operations.

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

    Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in revenue or expense since such fees are granted by customers on a "pass-through basis" without risk or reward to Covance. Amounts receivable from customers in connection with billed and unbilled investigator fees and out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $32.9 million and $27.3 million at December 31, 2000 and 1999, respectively.

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

    In computing diluted earnings per share for the years ended December 31, 2000, 1999 and 1998, the denominator was increased by 67,981 shares, 203,595 shares and 724,220 shares, respectively, representing the dilutive effect of stock options outstanding at December 31, 2000, 1999 and 1998, with exercise prices less than the average market price of Covance's common stock during each respective period. Excluded from the computation of diluted earnings per share at December 31, 2000 were options to purchase 6,966,550 shares of common stock at prices ranging from $10.75 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2000. Excluded from the computation of diluted earnings per share at December 31, 1999 were options to purchase 3,676,178 shares of common stock at prices ranging from $19.57 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 1999. Excluded from the computation of diluted earnings per share at December 31, 1998 were options to purchase 185,650 shares of common stock at prices ranging from $24.56 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 1998.

  Supplemental Cash Flow Information

    Cash paid for interest for the years ended December 31, 2000, 1999 and 1998 totaled $19.9 million, $13.2 million and $9.1 million, respectively. Cash paid for income taxes for the years ended December 31, 2000, 1999 and 1998 totaled $21.4 million, $30.9 million and $25.5 million, respectively.

  Recently Issued Accounting Standards

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 was required by the fourth quarter of 2000 and did not have a material impact on Covance's consolidated results of operations, financial position or cash flows.

    In June 1998, the FASB issued Statement 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Implementation of SFAS 133 was delayed by the issuance of Statement 137, issued in June 1999, which delayed implementation of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement 138, which is a significant amendment to SFAS 133 and is effective simultaneously with SFAS 133. Covance will be required to adopt SFAS 133 in fiscal 2001. Covance is currently in the process of evaluating the impact, if any, SFAS 133 will have on its consolidated financial position or results of operations.

3. Property and Equipment

    Property and equipment at December 31, 2000 and 1999 consist of the following:

	2000	1999
Property and equipment at cost:
Land	$9,321	$9,321
Buildings and improvements	151,373	156,209
Equipment and vehicles	168,584	150,354
Computer hardware and software	103,473	94,570
Furniture, fixtures & leasehold improvements	98,392	85,921
Construction-in-progress	55,558	31,839

	586,701	528,214
Less: Accumulated depreciation and amortization	(255,012)	(231,271)

Property and equipment, net	$331,689	$296,943

    Depreciation and amortization expense aggregated $49.5 million, $43.5 million and $35.2 million for 2000, 1999 and 1998, respectively.

4. Acquisitions and Goodwill

    In November 1998, Covance acquired the stock of GDXI, Inc. (now known as Covance Central Diagnostics Inc.) and acquired by merger transaction Berkeley Antibody Company, Inc. (now known as Covance Antibody Services Inc.) for cash payments totaling approximately $26 million in separate transactions accounted for as purchase business combinations. The goodwill resulting from these transactions aggregated $23.4 million.

    In October 1996, Covance acquired the stock of CRS Pacamed AG (now known as Covance Pharmaceutical Packaging Services AG) for a cash payment of approximately $14.4 million in a transaction accounted for as a purchase business combination. In 2000 and 1999, Covance paid an additional $0.9 million and $1.0 million, respectively, in contingent purchase price associated with this acquisition. The total goodwill resulting from this transaction aggregated $12.2 million. See Note 14.

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

    Goodwill associated with these and prior acquisitions aggregated $81.3 million and $84.6 million, net of accumulated amortization of $18.7 million and $14.2 million at December 31, 2000 and 1999, respectively. Amortization expense aggregated $4.5 million, $4.2 million and $2.5 million for 2000, 1999 and 1998, respectively.

5. Taxes on Income

    The components of income before taxes and the related provision (benefit) for taxes on income for 2000, 1999 and 1998 are as follows:

	2000	1999	1998
Income before taxes and equity investee results:
Domestic	$921	$57,644	$63,401
International	24,050	18,816	20,744

Total	$24,971	$76,460	$84,145

Federal income taxes:
Current provision	$9,151	$24,393	$21,150
Deferred (benefit) provision	(8,459)	(3,404)	1,705
International income taxes:
Current provision	7,246	6,489	3,648
Deferred provision (benefit)	223	(1,165)	2,472
State and other income taxes:
Current provision	2,781	4,815	5,881
Deferred (benefit) provision	(1,207)	(486)	243

Net income tax provision	$9,735	$30,642	$35,099

    The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 2000, 1999 and 1998 are as follows:

	2000	1999	1998
Taxes at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	4.1	3.7	4.7
Goodwill amortization	3.6	0.9	1.0
Impact of international operations	(3.8)	(1.7)	(1.3)
Other, net	0.1	2.2	2.3

Total	39.0%	40.1%	41.7%

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

	2000	1999
Current deferred tax assets:
Liabilities not currently deductible	$11,042	$5,088
Net operating loss carryforwards	21,132	11,602
Other	522	602

Current deferred tax assets	$32,696	$17,292

Noncurrent deferred tax assets:
Liabilities not currently deductible	$4,828	$7,159
Less: Valuation allowance	(1,212)	(1,212)

Net noncurrent deferred tax assets	3,616	5,947
Noncurrent deferred tax liabilities:
Property and equipment	(24,559)	(20,929)

Net noncurrent deferred tax liabilities	$(20,943)	$(14,982)

    Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Taxes have not been provided on $87.2 million of accumulated foreign unremitted earnings because those earnings are expected to remain invested indefinitely. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance.

    At December 31, 2000, Covance has net operating loss carryforwards of approximately $52.8 million which expire in years 2008 through 2020 and are available to offset future Federal taxable income.

6. Short and Long-Term Debt

    Covance has senior revolving credit facilities totaling $300 million (collectively the "Credit Facility"). Covance intends to refinance the Credit Facility which expires in November 2001. During 2000 Covance amended its Credit Facility. Material changes to the Credit Facility include an increase in the cost of funds and other changes in terms, including an agreement to apply all proceeds from sales of assets or subsidiaries toward the payment of amounts outstanding under the Credit Facility, with a corresponding reduction in the aggregate facility size. At December 31, 2000 and 1999, respectively, there was $224.0 million and $190.0 million of outstanding borrowings and $0.8 million and $11.3 million of outstanding letters of credit under the Credit Facility. Interest on substantially all outstanding borrowings during the years ended December 31, 2000, 1999 and 1998 was based on the London Interbank Offered Rate ("LIBOR") plus a margin and approximated 7.8%, 5.5% and 5.8% per annum, respectively. Covance has the option to prepay the loans outstanding under the Credit Facility in whole or in part at any time, subject to payment of breakage costs, in certain circumstances. The Credit Facility contains certain covenants and requires the maintenance of key ratios, as defined in the Credit Facility. At December 31, 2000, Covance was in compliance with the terms of the Credit Facility. On February 14, 2001 Covance sold its pharmaceutical packaging business and the net proceeds of approximately $95 million were used to reduce borrowings under the Credit Facility. See Note 14.

    In 1999, Covance financed its newly constructed North American packaging facility through a five year $20.0 million mortgage which bears interest at a rate of 7.72% per annum. This mortgage was repaid in full on February 14, 2001 in connection with the divestiture of our packaging business. See Note 14.

    In 1999, CBSI repaid $3.0 million in short-term debt with the North Carolina Biotechnology Center which matured in December 1999. In addition, CBSI has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of both December 31, 2000 and 1999. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under the Credit Facility and is guaranteed by Covance.

    In 1997, a foreign subsidiary of Covance borrowed 13.5 million Swiss Francs from a bank. This loan carried interest at a fixed rate of 2.9% per annum and was paid in full upon maturity in October 2000.

7. Employee Benefit Plans

    Covance has several defined contribution plans covering substantially all of its full-time employees. Contributions to these plans aggregated $13.3 million, $12.1 million and $10.1 million for 2000, 1999 and 1998, respectively.

8. Stockholders' Equity

  Preferred Stock

    Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 2000 no Covance Series Preferred Stock has been issued or is outstanding.

  Dividends—Common Stock

    Covance's Board of Directors may declare dividends on the shares of Covance common stock out of legally available funds (subject to any preferential rights of any outstanding Covance Series Preferred Stock). However, Covance has no present intention to declare dividends for the foreseeable future, but instead intends to retain earnings to provide funds for the operation and expansion of its business. In addition, the Credit Facility prohibits certain uses of cash such as paying cash dividends on the Covance common stock.

  Treasury Stock

    During September 1999, the Board of Directors authorized the repurchase of up to 5% or approximately 3.0 million shares of Covance's outstanding common stock, subject to market conditions and other factors. Covance has purchased into treasury a total of 2,025,589 and 1,995,000 shares at a total cost of approximately $19.9 million and $19.6 million as of December 31, 2000 and 1999, respectively. Covance does not currently intend to repurchase additional shares.

  Stock Compensation Plans

    In April 2000, Covance's shareholders approved the 2000 Employee Equity Participation Plan (the "2000 EEPP") in replacement of the Employee Equity Participation Plan (the "EEPP"). The 2000 EEPP became effective on April 25, 2000 and expires on April 24, 2010. The 2000 EEPP authorizes the Covance Compensation and Organization Committee of the Board of Directors (the "Compensation Committee") to grant stock options, stock appreciation rights and stock awards singly, or in combination, as the Compensation Committee may determine. Options granted, which may be in the form of non-qualified or incentive stock options, to purchase shares must be at a price not less than the fair market value of the shares of common stock on the date of grant. The exercise period for stock options granted will be determined by the Compensation Committee at the time of grant, but will not be longer than ten years from the date of grant. Generally, options vest ratably on the anniversary of the date of grant over either a two or three year period. Shares of stock subject to awards are shares of common stock. The number of shares of common stock available for grant under the 2000 EEPP total 3.6 million plus any remaining shares available for grant under the EEPP (approximately 400,000 as of February 2000). During 2000, 1999 and 1998, Covance recorded compensation expense of $0.9 million, $0.1 million and $1.7 million, respectively, in connection with stock issued to certain members of Covance's executive management under the EEPP.

    Covance also has a noncompensatory employee stock purchase plan (the "ESPP") pursuant to which Covance may make available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP, which is administered by the Compensation Committee, is intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions. A maximum of 3.0 million shares may be purchased by Covance employees under the ESPP. During 2000, 1999 and 1998, a total of 490,034 shares, 277,876 shares and 204,573 shares of common stock, respectively, were issued under the ESPP.

    Covance has adopted the disclosure-only provisions of FASB Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, and accordingly, applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Had Covance elected to recognize compensation expense in accordance with the provisions of SFAS 123 for the stock option awards and for the stock purchased by Covance employees under the ESPP, its net income in 2000, 1999 and 1998 would have been $8.6 million, $35.6 million and $39.5 million, respectively; its basic and diluted earnings per share would both have been $0.15 in 2000; its basic and diluted earnings per share would both have been $0.61 in 1999; and its basic and diluted earnings per share would have been $0.68 and $0.67, respectively, in 1998. The fair value of the Covance stock options used to compute the net income and earnings per share disclosures required under SFAS 123 is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: expected volatility of 45.0%, 49.0% and 49.0%; risk free interest rate of 6.00%, 5.45% and 5.47%; and an expected holding period of seven years.

    The following table sets forth Covance's stock option activity during 2000, 1999 and 1998:

	Number of Shares (in thousands)	Weighted Average Price
Options outstanding, December 31, 1997	2,747.2	$18.01
Granted	1,867.3	$21.33
Exercised	(241.9)	$16.70
Forfeited	(397.1)	$19.62

Options outstanding, December 31, 1998	3,975.5	$19.42
Granted	1,328.6	$26.19
Exercised	(113.4)	$18.73
Forfeited	(440.4)	$21.96

Options outstanding, December 31, 1999	4,750.3	$21.17
Granted	3,473.6	$9.85
Exercised	—	—
Forfeited	(453.0)	$23.91

Options outstanding, December 31, 2000	7,770.9	$15.97

    The weighted average fair value of the stock options granted during 2000, calculated using the Black-Scholes option-pricing model with the assumptions as set forth above, is $5.55 per share.

    The following table sets forth the status of all options outstanding at December 31, 2000:

	Stock Options Outstanding			Stock Options Exercisable
Option Price Range	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Price	Number of Shares (in thousands)	Weighted Average Price
$8.10-$13.98	3,585	9.5 years	$9.79	94	$8.31
$14.85-$16.49	600	4.4 years	$15.83	585	$15.86
$17.25-$25.06	2,588	6.6 years	$20.19	2,492	$20.10
$25.81-$29.13	998	8.1 years	$27.34	554	$27.29

9. Commitments and Contingent Liabilities

    Minimum annual rental commitments under noncancellable operating leases, primarily office and laboratory facilities in effect at December 31, 2000 are as follows:

Year ended December 31,
2001	$31,430
2002	$23,272
2003	$22,577
2004	$20,491
2005	$15,315
2006 and beyond	$67,702

    Operating lease rental expense aggregated $33.7 million, $31.9 million and $27.0 million for 2000, 1999 and 1998, respectively.

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

10. Restructuring

    During 2000, primarily in order to restructure its Phase III clinical trials unit to align its cost base with revenue projections, Covance announced plans to close certain satellite offices, consolidate other facilities and eliminate approximately 200 positions globally. In connection with these actions, Covance recorded a net pre-tax restructuring charge of $12.5 million ($7.6 million net of tax) in 2000, consisting primarily of $5.1 million in lease termination and other facility related costs and $6.7 million for severance and related benefits. As of December 31, 2000, 79% of these positions have been eliminated. Severance payments began in June 2000 and will continue through 2001. As of December 31, 2000, $6.5 million has been paid, while the remaining $6.0 million has been accrued and is included in accrued expenses and other liabilities in the Consolidated Balance Sheet.

    In order to improve its global competitiveness, better optimize capacity utilization and enhance quality and service worldwide, during 1999 Covance consolidated its regionally based Phase II and III clinical services under one global management structure and formed a unified sales force for its clinical development, central laboratory, packaging and other related clinical support services. Primarily in connection with these actions, Covance recorded a pre-tax restructuring charge of $7.7 million ($4.6 million net of tax) consisting primarily of $6.5 million in severance and related benefits arising from the elimination of approximately 165 managerial and staff positions. As of December 31, 2000, all of these employees have been terminated. Severance payments began in September 1999 and have continued into 2000. As of December 31, 2000, a total of $7.2 million in costs have been paid. $0.5 million and $4.1 million is included in accrued expenses and other liabilities in the Consolidated Balance Sheet, as of December 31, 2000 and 1999, respectively.

11. Merger Costs

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

12. Segment Information

    Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's preclinical and Phase I clinical service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance's central laboratory, clinical development, biomanufacturing, commercialization, and other clinical support capabilities, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug's commercial potential.

    The accounting policies of the reportable segments are the same as those described in Note 2.

	Early Development		Late-Stage Development		Total
Net revenues from external customers:
2000	$287,205		$580,882		$868,087
1999	$273,315		$555,665		$828,980
1998	$239,483		$492,091		$731,574
Depreciation and amortization:
2000	$17,866		$36,334		$54,200
1999	$16,326		$31,821		$48,147
1998	$15,362		$22,361		$37,723
Operating income:
2000	$38,098	(a)	$19,036	(a)	$57,134	(a)
1999	$42,826	(b)	$56,721	(b)	$99,547	(b)
1998	$34,245		$57,634		$91,879
Segment assets:
2000	$244,517		$526,574		$771,091
1999	$235,694	(c)	$454,027	(c)	$689,721	(c)
1998	$216,965	(c)	$372,368	(c)	$589,333	(c)
Capital expenditures:
2000	$18,774		$77,059		$95,833
1999	$25,981		$85,172		$111,153
1998	$23,392		$51,553		$74,945

(a)	Excludes net restructuring charge recorded during the year ended December 31, 2000 totaling $12,514 ($7,634 after tax).
(b)	Excludes special charges recorded during the year ended December 31, 1999, as follows: (1) Third quarter restructuring charge totaling $7,719 ($4,631 after tax); and (2) Second quarter 1999 merger-related charge totaling $5,249 ($3,150 after tax).
(c)	Segment assets for the years ended December 31, 1999 and 1998 have been reduced by $10,593 and $4,082, respectively, representing a balance sheet reclassification to reflect notes receivable from the minority shareholders of CBSI as a reduction to paid-in capital.

13. Geographic Information

	United States	United Kingdom	Other	Total
Net revenues from external customers(1)
2000	$605,146	$129,586	$133,355	$868,087
1999	$572,326	$131,904	$124,750	$828,980
1998	$500,463	$118,820	$112,291	$731,574
Long-lived assets(2)
2000	$238,718	$66,970	$26,001	$331,689
1999	$190,830	$77,747	$28,366	$296,943
1998	$132,671	$75,009	$29,907	$237,587

(1)	Net revenues are attributable to geographic locations based on the physical location where the services are performed.
(2)	Long-lived assets represents the net book value of property and equipment.

14. Subsequent Events

    On February 14, 2001, Covance sold its pharmaceutical packaging business to Fisher Scientific International Inc. for gross proceeds of approximately $137.5 million. Covance used the net proceeds from the sale to repay the $19.9 million balance outstanding on the mortgage on its North American packaging facility and the remaining net proceeds of approximately $95 million were used to reduce borrowings under the Credit Facility. The total assets and net revenues of Covance's pharmaceutical packaging business as of and for the year ended December 31, 2000 aggregated approximately $98 million and $68 million, respectively.

PART III

Item 10. Directors and Executive Officers of the Registrant

        (a)  Identification of Directors.

    Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2001 Annual Meeting of Shareholders to be held on April 24, 2001, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

        (b)  Identification of Officers.

    Christopher A. Kuebler, 47, has been Covance's President and Chief Executive Officer since November 1994. From March 1993 through November 1994, he was the Corporate Vice President, European Operations for Abbott Laboratories Inc. ("ALI"), a diversified health care company. From January 1991 until March 1993, Mr. Kuebler was the Vice President, Sales and Marketing for ALI's Pharmaceutical Division. Mr. Kuebler has been a member of the Covance Board since November 1994, and was elected Chairman in November 1996.

    William E. Klitgaard, 47, has been Covance's Corporate Senior Vice President, Chief Financial Officer and Treasurer since September 2000. From September 1999 to September 2000, Mr. Klitgaard had been Covance's Corporate Vice President, Strategy and Corporate Development and Treasurer. From October 1996 to September 1999, Mr. Klitgaard was Covance's Corporate Vice President and Treasurer. Prior to that, Mr. Klitgaard was Treasurer at Kenetech Corporation in San Francisco, and prior to that Mr. Klitgaard spent eleven years in positions of increasing responsibility with Consolidated Freightways Inc.

    Michael Giannetto, 38, has been Covance's Controller since July 1996 and a Corporate Vice President since February 1998. From November 1996 to February 1998, Mr. Giannetto was a Vice President of Covance. From March 1995 to July 1996, Mr. Giannetto was the Business Controller for Covance. From December 1992 to March 1995, Mr. Giannetto was the Manager of Financial Reporting and Technical Accounting for Corning Life Sciences Inc., an affiliate of the Company prior to December 31, 1996. Prior to December 1992, Mr. Giannetto was a Senior Audit Manager for Deloitte & Touche.

    Charles C. Harwood, Jr., 47, has been Covance's Corporate Senior Vice President—Venture Development since May 2000. Mr. Harwood was Covance's Corporate Senior Vice President and Chief Financial Officer from July 1996 to May 2000. From November 1994 to July 1996, Mr. Harwood was Covance's Vice President and Chief Financial Officer. From May 1993 to November 1994, Mr. Harwood was Executive Director, Finance of Covance. From January 1993 to May 1993, Mr. Harwood was Chief Financial Officer and Vice President of Finance with Integrated Telecom Technologies, Inc. Prior to January 1993, Mr. Harwood worked for seven years in the field of commercial real estate development and six years with the Hewlett-Packard Company in its Medical Products Division. Mr. Harwood is director of the Mid-Atlantic Permanente Medical Group, the for-profit physician group serving the Mid-Atlantic region of the Kaiser Permanente health plan.

    Joseph L. Herring, 45, has been Covance's Corporate Senior Vice President and President-Early Development Services since September 1999. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring was Vice President of Caremark International, a provider of home care and physician practice management services.

    Alan Horgan, 44, has been Covance's Corporate Senior Vice President and President-Clinical Development Services since September 1999. From November 1997 to September 1999, Mr. Horgan was Corporate Vice President and General Manager of Covance Clinical Development Services Europe. From May 1996 to September 1997, Mr. Horgan was Managing Director of Nutraceuticals, Ltd., and from September 1996 to March 1997 was Interim CEO of Lotus Healthcare, a pharmaceutical company based in Beijing PRC. From 1994 to 1996, Mr. Horgan was Managing Director UK Operations of Fisons, a multinational pharmaceutical company. Mr. Horgan was Managing Director of Boot Pharmaceuticals, Ltd. from 1991 to 1994. Prior to this, he was at ER Squibb & Sons/Bristol-Myers Squibb from 1980 in a variety of sales, marketing and general management roles.

    Howard Moody, 50, joined Covance in February 2000, as Corporate Senior Vice President-Chief Information Officer. Prior to joining Covance, Mr. Moody was Vice President, Information Systems, Core Business for Quest Diagnostics Inc., a position to which Mr. Moody was appointed after Smithkline Beecham Clinical Laboratories was acquired by Quest in 1999. Mr. Moody held that position with Smithkline Beecham Clinical Laboratories from 1995 to 1999. From 1989 to 1995 Mr. Moody held various positions of increasing responsibility with Smithkline Beecham.

    F. John Mills, M.D., Ph.D., 49, has been Covance's Corporate Senior Vice President and President-Clinical Support Services since September 1999. From March 1999 to September 1999, Dr. Mills was Corporate Vice President and Global General Manager of Covance Central Laboratory Services Inc. From September 1997 to March 1999, Dr. Mills was Corporate Vice President and General Manager of Covance Central Laboratory Services Inc. From January 1997 to September 1997, Dr. Mills was Corporate Vice President and General Manager of Covance CAPS Europe. From 1992 to January 1997, Dr. Mills was Corporate Vice President and General Manager of CAPS Europe for Covance.

    Stephen J. Sullivan, 54, joined Covance in June 1999 and has been Covance's Corporate Senior Vice President and President-Clinical Development and Support Services since September 1999. From 1996 to 1999, Mr. Sullivan was Chairman of the Board, President and Chief Executive Officer of Xenometrix, Inc., a Boulder, Colorado-based biotechnology company. Prior to that, Mr. Sullivan was Vice President, Worldwide Marketing for the Diagnostics Division, and Vice President and General Manager of the Diagnostic Assay Sector of Abbott Laboratories. Mr. Sullivan continues to serve as Chairman of the Board of Xenometrix, Inc.

Item 11. Executive Compensation

    Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2001 Annual Meeting of Shareholders to be held on April 24, 2001, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership by Certain Beneficial Owners and Management of Covance

    Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2001 Annual Meeting of Shareholders to be held on April 24, 2001, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13. Certain Relationships and Related Transactions

    Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2001 Annual Meeting of Shareholders to be held on April 24, 2001, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report.

1.	Financial Statements. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 24.

2.	Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (c) below and in the accompanying Exhibit Index.

(b) Reports on Form 8-K.

      None.

(c) Item 601 Exhibits.

Exhibit Number	Description
2.1	Transaction Agreement among Corning Incorporated, Corning Life Sciences Inc., Corning Clinical Laboratories Inc. (Delaware), Covance Inc. and Corning Clinical Laboratories Inc. (Michigan), dated November 22, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.
4.2	Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.1	Tax Sharing Agreement among Corning Incorporated, Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Spin-Off Tax Indemnification Agreement between Corning Incorporated and Covance Inc., dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.3	Spin-Off Tax Indemnification Agreement between Covance Inc. and Corning Clinical Laboratories Inc., December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4	Spin-Off Tax Indemnification Agreement between Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.5	Credit Agreement among Covance Inc., NationsBank, N.A., Wachovia Bank of Georgia, N.A. and Lenders named therein, dated November 26,1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.6	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.7	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.8	Employee Stock Purchase Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.9	Employee Equity Participation Plan. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.
10.10	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.11	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.12	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.13	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.14	Corporate Senior Vice President Employment Letters and Schedule. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.15	Variable Compensation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.16	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.17	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.18	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.19	Amendment No. 1 to Corporate Senior Vice President Employment Letters between Covance Inc. and each of Messrs. Harwood and Hurwitz. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.20	Severance Agreement and Release between Covance Inc. and James D. Utterback dated as of September 1, 1999. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
10.21	Employment Agreement between Christopher A. Kuebler and Covance Inc. dated as of May 13, 1999. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
10.22	2000 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.23	Amendment No. 1 to Executive Employment Letter between Covance Inc. and Stephen J. Sullivan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
10.24	Covance Inc. Variable Compensation Plan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
10.25	Amendment No. 1 to the Covance Inc. Employee Stock Purchase Plan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
10.26	Credit Agreement among Covance Inc., Lenders named therein, and Bank of America, N.A. dated June 28, 2000. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
10.27	Third Amendment to Credit Agreement dated November 26, 1996 among Covance Inc., Nationsbank, N.A., Wachovia Bank of Georgia, N.A., and Lenders named therein (amended June 28, 2000). Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
10.28	Amendment No. 1 to Executive Employment Letter Agreement between Covance Inc. and Joseph L. Herring. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
10.29	Amended and Restated Employment Letter Agreement between Covance Inc. and Charles C. Harwood, Jr. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
10.30	Resignation Agreement between Covance Inc. and Jeffrey S. Hurwitz. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
10.31	Asset and Stock Purchase Agreement, dated as of December 21, 2000 among Covance Inc., Covance Clinical and Periapproval Services Ltd., and Fisher Scientific International, Inc. Filed herewith.
10.32	First Amendment to Credit Agreement dated November 13, 2000 among Covance Inc., Lenders named therein, and Bank of America, N.A. Filed herewith.
10.33	Fourth Amendment to Credit Agreement dated November 13, 2000 among Covance Inc., Nationsbank, N.A., Wachovia Bank of Georgia, and Lenders named therein. Filed herewith.
21	Subsidiaries. Filed herewith.
23	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(d) Financial Statement Schedules.

      None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Covance has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.
Dated: March 13, 2001	By:	/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler Chairman of the Board, President, and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Covance and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2001
/s/ WILLIAM E. KLITGAARD William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2001
/s/ MICHAEL GIANNETTO Michael Giannetto	Corporate Vice President and Controller (Principal Accounting Officer)	March 13, 2001
/s/ ROBERT M. BAYLIS Robert M. Baylis	Director	March 13, 2001
/s/ VAN C. CAMPBELL Van C. Campbell	Director	March 13, 2001
/s/ IRWIN LERNER Irwin Lerner	Director	March 13, 2001
/s/ J. RANDALL MACDONALD J. Randall MacDonald	Director	March 13, 2001
/s/ NIGEL W. MORRIS Nigel W. Morris	Director	March 13, 2001
/s/ KATHLEEN G. MURRAY Kathleen G. Murray	Director	March 13, 2001

/s/ WILLIAM C. UGHETTA William C. Ughetta	Director	March 13, 2001

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2000 AND 1999
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
COVANCE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2000, 1999 AND 1998 (Dollars in thousands, unless otherwise indicated)
PART III
PART IV
SIGNATURES