Form 10-Q
period 2001-03-31
COVANCE INC
filed 2001-05-04
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2001
                                       or
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________



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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 15, 2001, the Registrant had 58,107,443 shares of Common Stock outstanding.

                                  COVANCE INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

  Consolidated Balance Sheets--March 31, 2001 and December 31, 2000.....      2

  Consolidated Statements of Income--Three Months ended March 31, 2001
    and 2000............................................................      3

  Consolidated Statements of Cash Flows--Three Months ended March 31,
    2001 and 2000.......................................................      4

  Notes to Consolidated Financial Statements............................      5


Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations.................................................      8


Item 3.  Quantitative and Qualitative Disclosure About Market Risk......     12


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K...............................     12


SIGNATURE PAGE..........................................................     13

                          COVANCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

(DOLLARS IN THOUSANDS)                                            March 31,   December 31,
                                                                     2001         2000
                                                                  ----------   ---------
ASSETS                                                           (UNAUDITED)
Current Assets:
   Cash and cash equivalents ..................................   $  25,034    $   7,191
   Accounts receivable, net ...................................     155,653      168,006
   Unbilled services ..........................................      64,367       66,135
   Inventory ..................................................      30,546       30,963
   Deferred income taxes ......................................      33,318       32,696
   Prepaid expenses and other assets ..........................      42,612       48,021
                                                                  ---------    ---------
      Total Current Assets ....................................     351,530      353,012
Property and equipment, net ...................................     280,628      331,689
Goodwill, net .................................................      56,933       81,327
Other assets ..................................................       7,178        5,063
                                                                  ---------    ---------
      Total Assets ............................................   $ 696,269    $ 771,091
                                                                  =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ...........................................   $  26,871    $  28,312
   Accrued payroll and benefits ...............................      33,502       44,167
   Accrued expenses and other liabilities .....................      45,905       45,720
   Unearned revenue ...........................................     105,496       96,085
   Current portion of long-term debt ..........................          --        1,499
   Short-term debt ............................................     130,000      234,000
   Income taxes payable .......................................      17,666        1,939
                                                                  ---------    ---------
      Total Current Liabilities ...............................     359,440      451,722
Long-term debt ................................................          --       17,224
Deferred income taxes .........................................      20,046       20,943
Other liabilities .............................................      15,691       15,451
                                                                  ---------    ---------
      Total Liabilities .......................................     395,177      505,340
                                                                  ---------    ---------
Commitments and Contingent Liabilities

Stockholders' Equity:
   CommonStock - Par value $0.01 per share; 140,000,000
      shares authorized; 60,140,513 and 59,820,253 shares
      issued and outstanding, including those held in treasury,
      at March 31, 2001 and December 31, 2000, respectively ...         601          598
   Paid-in capital ............................................      95,663       92,572
   Retained earnings ..........................................     239,251      207,426
   Accumulated other comprehensive income (loss)--
      Cumulative translation adjustment .......................     (14,430)     (14,938)
   Treasury stock at cost (2,033,070 and 2,025,589 shares at
      March 31, 2001 and December 31, 2000, respectively) .....     (19,993)     (19,907)
                                                                  ---------    ---------
      Total Stockholders' Equity ..............................     301,092      265,751
                                                                  ---------    ---------
      Total Liabilities and Stockholders' Equity ..............   $ 696,269    $ 771,091
                                                                  =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                       2

                          COVANCE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                       Three Months Ended March 31
                                                       ----------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)              2001            2000
                                                       ------------    ------------
Net revenues .......................................   $    228,658    $    209,627

Costs and expenses:
   Cost of revenue .................................        166,516         145,924
   Selling, general and administrative .............         32,297          30,423
   Depreciation and amortization ...................         13,619          13,356
                                                       ------------    ------------
      Total ........................................        212,432         189,703
                                                       ------------    ------------
Income from operations .............................         16,226          19,924
                                                       ------------    ------------
Other (income) expense:
   Interest expense ................................          4,532           3,637
   Interest income .................................           (317)           (290)
   Other income ....................................             (6)           (381)
   Gain on sale of business ........................        (39,233)             --
                                                       ------------    ------------
      Other (income) expense, net ..................        (35,024)          2,966
                                                       ------------    ------------
Income before taxes ................................         51,250          16,958
Taxes on income ....................................         19,425           6,597
                                                       ------------    ------------
Net income .........................................   $     31,825    $     10,361
                                                       ============    ============


Basic earnings per share ...........................   $       0.55    $       0.18

Weighted average shares outstanding - basic ........     58,036,599      57,037,201


Diluted earnings per share .........................   $       0.54    $       0.18

Weighted average shares outstanding - diluted ......     59,096,725      57,199,742


The accompanying notes are an integral part of these consolidated financial statements.

                                                                                      3

                          COVANCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                           Three Months Ended March 31
                                                           ---------------------------
(DOLLARS IN THOUSANDS)                                        2001              2000
                                                           ---------         ---------
Cash flows from operating activities:
Net income .............................................   $  31,825         $  10,361
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Gain on sale of business ............................     (39,233)               --
   Depreciation and amortization .......................      13,619            13,356
   Stock issued under employee benefit and stock
      compensation plans ...............................       2,295               130
   Deferred income tax provision .......................      (1,731)           (1,052)
   Other ...............................................         872                48
   Changes in operating assets and liabilities, net of
      business sold:
      Accounts receivable ..............................      (3,122)          (15,178)
      Unbilled services ................................       1,768            (2,849)
      Inventory ........................................      (1,325)           (2,202)
      Accounts payable .................................         164             7,606
      Accrued liabilities ..............................     (12,861)          (11,199)
      Unearned revenue .................................      10,167            (3,079)
      Income taxes payable .............................      18,083             1,551
      Other assets and liabilities, net ................      (3,879)           (2,812)
                                                           ---------         ---------
Net cash provided by (used in) provided by operating
   activities ..........................................      16,642            (5,319)
                                                           ---------         ---------
Cash flows from investing activities:
   Proceeds from sale of business ......................     137,500                --
   Capital expenditures ................................     (14,296)          (22,141)
   Other, net ..........................................           7                 9
                                                           ---------         ---------
Net cash provided by (used in) investing activities ....     123,211           (22,132)
                                                           ---------         ---------
Cash flows from financing activities:
   Net (repayments) borrowings under revolving
      credit facility ..................................    (104,000)           15,000
   Repayments of long-term debt ........................     (18,723)             (225)
   Purchase of treasury stock ..........................         (86)             (329)
   Stock issued under employee stock purchase and
      option plans .....................................         799             1,022
                                                           ---------         ---------
Net cash (used in) provided by financing activities ....    (122,010)           15,468
                                                           ---------         ---------
Net change in cash and cash equivalents ................      17,843           (11,983)
Cash and cash equivalents, beginning of period .........       7,191            25,444
                                                           ---------         ---------
Cash and cash equivalents, end of period ...............   $  25,034         $  13,461
                                                           =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                      4

                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2001 AND 2000
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 2000, 1999 and 1998 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

     These unaudited consolidated financial statements have been prepared in conformity with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     PREPAID EXPENSES AND OTHER ASSETS

     Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in net revenues or expenses since such fees are granted by customers on a "pass-through" basis without risk or reward to Covance. Amounts receivable from customers in connection with billed and unbilled investigator fees and out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $24.6 million and $32.9 million at March 31, 2001 and December 31, 2000, respectively.

     INVENTORY

     Inventories, which consist principally of supplies and animals, are valued at the lower of cost (first-in, first-out method) or market.

     EARNINGS PER SHARE

     Earnings per share has been calculated in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended March 31, 2001 and 2000, the denominator was increased by 1,060,126 shares and 162,541 shares, respectively, representing the dilution of stock options outstanding at March 31, 2001 and 2000 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

     COMPREHENSIVE INCOME

     Comprehensive income has been calculated in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Covance has determined total comprehensive income to be $32.3 million and $8.1 million for the three months ended March 31, 2001 and 2000, respectively. Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2001 AND 2000
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

     SEGMENT REPORTING

     Covance reports information about its operating segments and related disclosures about products, services, geographic areas and major customers in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. See Note 5 for segment disclosure.

     RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with current year presentation.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest for the three months ended March 31, 2001 and 2000 totaled $4.6 million and $3.3 million, respectively. Cash paid for income taxes for the three months ended March 31, 2001 and 2000 totaled $1.4 million and $4.6 million, respectively.

4.   DIVESTITURE

     On February 14, 2001, Covance sold its pharmaceutical packaging business ("Packaging") to Fisher Scientific International Inc. for gross proceeds of $137.5 million. Covance recognized a pre-tax gain of $39.2 million ($24.3 million after tax) from this transaction, net of deal costs totaling $8.4 million. Covance used the net proceeds from the sale to repay the $18.5 million balance outstanding on the mortgage on its North American packaging facility and the remaining net proceeds of approximately $95 million were used to reduce borrowings under its senior revolving credit facility.

5.   SEGMENT INFORMATION

     Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's preclinical and Phase I clinical service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance's central laboratory, clinical development, biomanufacturing, commercialization and other clinical support capabilities, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug's commercial potential.

     The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues and operating income for the three months ended March 31, 2001 and 2000 are as follows:

                                                   Early        Late-Stage
                                                Development     Development       Total
                                                -----------     -----------       -----

     THREE MONTHS ENDED MARCH 31, 2001
        Net revenues from external customers...   $ 74,045        $154,613      $228,658
        Operating income ......................   $  9,468        $  6,758      $ 16,226
        Total assets ..........................   $267,704        $428,565      $696,269

     THREE MONTHS ENDED MARCH 31, 2000
        Net revenues from external customers...   $ 72,169        $137,458      $209,627
        Operating income ......................   $ 11,008        $  8,916      $ 19,924
        Total assets ..........................   $236,583        $470,791      $707,374

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2001 AND 2000
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

6.   SUBSEQUENT EVENT

     On April 24, 2001, Covance announced that it had entered into an agreement with Akzo Nobel's pharma business unit, Diosynth, for the sale of Covance Biotechnology Services Inc. in a cash transaction valued at approximately $190 million, with net proceeds estimated to be approximately $100 million. The transaction is expected to close in mid-2001.

7.   PRO FORMA FINANCIAL INFORMATION

     The following information is presented on a pro forma basis, and reflects the (1) exclusion of the gain on sale of Packaging recorded in the first quarter of 2001, (2) exclusion of the results of Packaging for all periods presented, and (3) reduced interest expense from the application of the net proceeds to outstanding debt.

                                          Mar 31       Dec 31       Sept 30       June 30      Mar 31
                                           2001         2000         2000          2000         2000
                                           ----         ----         ----          ----         ----

     Net revenues ....................   $ 217,219    $ 210,182    $ 197,020     $ 197,129    $ 195,915

     Income from operations ..........   $  12,419    $   9,477    $   2,661     $   8,268    $  17,436

     Operating Income % ..............         5.7%         4.5%         1.3%          4.2%         8.9%

     Other expense, net ..............   $   2,982    $   4,098    $   3,604     $   2,088    $   1,514

     Income (loss) before taxes ......   $   9,437    $   5,379    $    (943)    $   6,180    $  15,922

     Taxes on income .................   $   3,755    $   2,719    $      65     $   2,663    $   6,686

     Net income (loss) ...............   $   5,682    $   2,660    $  (1,008)    $   3,517    $   9,236

     Diluted earnings (loss) per share   $    0.10    $    0.05    $   (0.02)    $    0.06    $    0.16

                                                                                                      7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

OVERVIEW

     Covance is a leading contract research organization providing a wide range of product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two segments for financial reporting purposes: early development services (includes preclinical and Phase I clinical); and late-stage development services (includes central laboratory, clinical development, biomanufacturing, commercialization and other clinical support services). Covance believes it is one of the largest biopharmaceutical contract research organizations, based on 2000 annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to reduce product development time. This enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

On February 14, 2001, Covance sold its pharmaceutical packaging business ("Packaging") to Fisher Scientific International Inc. for gross proceeds of $137.5 million. Covance recognized a pre-tax gain of $39.2 million ($24.3 million after tax) from this transaction, net of deal costs totaling $8.4 million. On April 24, 2001, Covance announced that it had entered into an agreement with Akzo Nobel's pharma business unit, Diosynth, for the sale of Covance Biotechnology Services Inc. in a cash transaction valued at approximately $190 million, with net proceeds estimated to be approximately $100 million. The transaction is expected to close in mid-2001.

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

QUARTERLY RESULTS

     Covance's quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as
(1) delays in initiating or completing significant drug development trials, (2) termination of drug development trials, (3) acquisitions and divestitures and
(4) exchange rate fluctuations. Delays and terminations of trials are often the result of actions taken by Covance's customers or regulatory authorities and are not typically controllable by Covance. Since a large amount of Covance's operating costs are relatively fixed while revenue is subject to fluctuation, minor variations in the commencement, progress or completion of drug development trials may cause significant variations in quarterly operating results.

RESULTS OF OPERATIONS

Variances explained below also include pro forma variances - those variances between the three months ended March 31, 2001 and 2000 after giving effect to the divestiture of our pharmaceutical packaging business as if this transaction had occurred on January 1, 2000.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000. Net revenues increased 9.1% to $228.7 million for the three months ended March 31, 2001 from $209.6 million for the corresponding 2000 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 11.1% as compared to the corresponding 2000 period. Net revenues from Covance's late-stage development segment increased 13.9% for the three months ended March 31, 2001 as compared to the corresponding 2000 period, excluding the impact of foreign exchange rate variances between both periods. Net revenues from Covance's early development services grew 5.7% for the three months ended March 31, 2001 as compared to 11.1% for the corresponding 2000 period, excluding the impact of foreign exchange rate variance between both periods. The reduction in growth in early development is primarily a result of softness in certain of our chemistry service offerings. Covance's toxicology business, which accounts for approximately half of all early development revenues, continued to experience strong demand during the first quarter of 2001.

     Pro forma net revenues increased 10.9% to $217.2 million for the three months ended March 31, 2001 from $195.9 million for the corresponding 2000 period. Excluding the impact of foreign exchange rate variances between both periods, pro forma net revenues increased 12.9% as compared to the corresponding 2000 period. Pro forma net revenues from Covance's late-stage development segment increased 17.1% for the three months ended March 31, 2001 as compared to the corresponding 2000 period, excluding the impact of foreign exchange rate variances between both periods.

     Cost of revenue increased 14.1% to $166.5 million or 72.8% of net revenues for the three months ended March 31, 2001 from $145.9 million or 69.6% of net revenues for the corresponding 2000 period. Gross margins declined to 27.2% for the three months ended March 31, 2001 from 30.4% for the corresponding 2000 period. The reduction in gross margins is attributable to a number of factors. One factor is increased investment spending on internet initiatives and bioanalytical services as compared to the corresponding 2000 period. Secondly, we experienced lower volume in our central laboratory due to increased program cancellations during the first nine months of 2000.

     Pro forma cost of revenue increased 16.6% to $160.9 million or 74.1% of pro forma net revenues for the three months ended March 31, 2001 from $138.1 million or 70.5% of pro forma net revenues for the corresponding 2000 period. Pro forma gross margins declined to 25.9% for the three months ended March 31, 2001 from 29.5% for the corresponding 2000 period. The reduction in pro forma gross margins is attributable to the same factors mentioned in the preceding paragraph.

     Overall, selling, general and administrative expenses increased 6.2% to $32.3 million for the three months ended March 31, 2001 from $30.4 million for the corresponding 2000 period. As a percentage of net revenues, selling, general and administrative expenses decreased to 14.1% for the three months ended March 31, 2001 from 14.5% for the corresponding 2000 period.

     Overall, pro forma selling, general and administrative expenses increased 8.7% to $30.9 million for the three months ended March 31, 2001 from $28.4 million for the corresponding 2000 period. As a percentage of pro forma net revenues, pro forma selling, general and administrative expenses decreased to 14.2% for the three months ended March 31, 2001 from 14.5% for the corresponding 2000 period.

     Depreciation and amortization increased 2.0% to $13.6 million or 6.0% of net revenues for the three months ended March 31, 2001 from $13.4 million or 6.4% of net revenues for the corresponding 2000 period.

     Pro forma depreciation and amortization increased 8.3% to $12.9 million or 6.0% of pro forma net revenues for the three months ended March 31, 2001 from $11.9 million or 6.1% of pro forma net revenues for the corresponding 2000 period due primarily to increased depreciation expense associated with capital spending.

     Income from operations decreased 18.6% to $16.2 million for the three months ended March 31, 2001 from $19.9 million for the corresponding 2000 period. As a percentage of net revenues, income from operations decreased to 7.1% for the three months ended March 31, 2001 from 9.5% for the corresponding 2000 period. Income from operations from Covance's early development and late-stage segments totaled $9.5 million and $6.8 million, respectively, at March 31, 2001 and $11.0 million and $8.9 million, respectively, at March 31, 2000. The reduction in early development operating income was due to increased investment spending on our bioanalytical service offering. The reduction in late-stage development operating income was attributable primarily to lower volume due to program cancellations during the first nine months of 2000 and increased investment spending on internet initiatives as previously discussed.

     Pro forma income from operations decreased 28.8% to $12.4 million for the three months ended March 31, 2001 from $17.4 million for the corresponding 2000 period. As a percentage of pro forma net revenues, pro forma income from operations decreased to 5.7% for the three months ended March 31, 2001 from 8.9% for the corresponding 2000 period. Pro forma income from operations from Covance's late-stage development segment totaled $3.0 million and $6.4 million, respectively, at March 31, 2001 and 2000, respectively. The reduction in late-stage development pro forma operating income was due to the same factors mentioned in the preceding paragraph.

     Other expense, net includes a $39.2 million gain on the sale of our pharmaceutical packaging business in February 2001. Excluding this gain, other expense, net increased $1.3 million to $4.2 million for the three months ended March 31, 2001 from $3.0 million for the corresponding 2000 period, due to a $0.9 million increase in interest expense resulting from an increase in the weighted average borrowing rate under our long-term revolving credit facility as compared to the corresponding 2000 period, and a $0.4 million decrease in foreign currency transaction gains.

     Pro forma other expense, net increased $1.5 million to $3.0 million for the three months ended March 31, 2001 from $1.5 million for the corresponding 2000 period, due to a $1.4 million increase in pro forma interest expense resulting from an increase in the weighted average borrowing rate under our long-term revolving credit facility as compared to the corresponding 2000 period.

     Covance's effective tax rate for the three months ended March 31, 2001 decreased to 37.9% from 38.9% for the corresponding 2000 period. Covance's pro forma effective tax rate for the three months ended March 31, 2001 decreased to 39.8% from 42.0% for the corresponding 2000 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period due to the changes in the geographic distribution of its pre-tax earnings.

     Net income increased 207.2% to $31.8 million for the three months ended March 31, 2001 from $10.4 million for the corresponding 2000 period. Pro forma net income decreased 38.5% to $5.7 million for the three months ended March 31, 2001 from $9.2 million for the corresponding 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

     Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Covance's senior revolving credit facility expires in November 2001. Covance intends to refinance this credit facility during 2001 and believes it has a variety of financing alternatives available to it that will provide sufficient liquidity for the foreseeable future. The cost of refinancing will depend on a number of factors, including the amount funded, the type of financing and credit markets generally. At March 31, 2001 and December 31, 2000, there was $120.0 million and $224.0 million, respectively, of outstanding borrowings and $0.8 million and $0.8 million, respectively, of outstanding letters of credit, under the credit facility. Interest on all outstanding borrowings under Covance's long-term revolving credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin and approximated 9.40% and 6.33% per annum for the three month periods ended March 31, 2001 and 2000, respectively. Covance intends to use the proceeds received from the sale of Covance Biotechnology Services Inc. ("CBSI") to reduce outstanding borrowings under this credit facility.

     In connection with the sale of Packaging on February 14, 2001, Covance received proceeds of approximately $115 million (net of tax and deal costs). Covance used the net proceeds to pay off the mortgage on its North American packaging facility, and the remaining $95 million was used to reduce borrowings under its senior revolving credit facility.

     CBSI has a $10.0 million short-term revolving credit facility with a bank, of which $10.0 million of borrowings were outstanding as of March 31, 2001. This short-term revolving credit facility carries interest at a rate substantially equivalent to the rate in effect on Covance's borrowings under its long-term credit facility and is guaranteed by Covance. This debt will be assumed by Akzo Nobel upon the acquisition of CBSI.

     During the three months ended March 31, 2001, Covance's operations provided net cash of $16.6 million, an increase of $22.0 million from the corresponding 2000 period. Cash flows from net earnings adjusted for non-cash activity provided $7.6 million for the three months ended March 31, 2001, as compared to $22.8 million for the corresponding 2000 period.

The change in net operating assets provided $9.0 million in cash during the three months ended March 31, 2001, primarily due to an increase in unearned revenue and income taxes payable offset by a reduction in accrued liabilities; and used $28.2 million in cash during the three months ended March 31, 2000, primarily due to an increase in unbilled receivables. Covance's ratio of current assets to current liabilities was 0.98 at March 31, 2001 and 0.78 at December 31, 2000.

     Excluding the $137.5 million in proceeds from the sale of Packaging, investing activities for the three months ended March 31, 2001 used $14.3 million, compared to using $22.1 million for the corresponding 2000 period. Capital spending for the first three months of 2001 totaled $14.3 million, primarily for outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees, compared to $22.1 million for the corresponding 2000 period.

COMPETITION

     Covance's Clinical Development Services participates in a competitive industry. Covance believes that this industry has experienced an increase in price competition which is having a material adverse effect on both Covance's late-stage development and consolidated net revenues and net income. Covance took actions in 2000 to mitigate the effects of this price competition; however, if this trend continues, it could continue to have a material adverse effect on Covance's late-stage development and consolidated net revenues and net income, and additional actions may be required in the future.

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

     FORWARD LOOKING STATEMENTS. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, the closing of the sale of Covance Biotechnology Services Inc., resumption of demand for certain of Covance's chemistry service offerings, price competition in the clinical development services industry, Covance's ability to obtain credit on terms satisfactory to it, Nexigent's ability to develop effective and comprehensive internet-enabled services and tools, and risks and uncertainties set forth in Covance's filings with the Securities and Exchange Commission including without limitation its Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Not applicable

(b)      Reports on Form 8-K

         During the three month period ended March 31, 2001, two reports on Form 8-K were filed. The first, dated February 14, 2001, was filed reporting the completion of the sale of Covance's pharmaceutical packaging services business to Fisher Scientific International Inc. The second, dated March 9, 2001, was filed reporting Covance's change in independent auditors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COVANCE INC.

Dated: May 4, 2001                     By: /s/ CHRISTOPHER A. KUEBLER
                                           ---------------------------
                                           Christopher A. Kuebler
                                           Chairman of the Board, President
                                           and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                                   DATE

/s/ CHRISTOPHER A. KUEBLER
-----------------------------
    Christopher A. Kuebler          Chairman of the Board, President              May 4, 2001
                                    and Chief Executive Officer
                                    (Principal Executive Officer)

/s/ WILLIAM E. KLITGAARD
-----------------------------
    William E. Klitgaard            Corporate Senior Vice President               May 4, 2001
                                    and Chief Financial Officer
                                    (Principal Financial Officer)

/s/ MICHAEL GIANNETTO
-----------------------------
    Michael Giannetto               Corporate Vice President and Controller       May 4, 2001
                                    (Principal Accounting Officer)