Form 10-Q
period 2001-06-30
COVANCE INC
filed 2001-07-30
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ________ to _________

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

As of July 16, 2001, the Registrant had 59,036,422 shares of Common Stock outstanding.

                                  Covance Inc.
             Form 10-Q For the Quarterly Period Ended June 30, 2001

                                      INDEX

                                                                            Page
                                                                            ----
     Part I.  Financial Information

     Item 1.  Financial Statements

       Consolidated Balance Sheets--June 30, 2001 and
       December 31, 2000..............................................        2

       Consolidated Statements of Operations--Three and
       Six Months ended June 30, 2001 and 2000 .......................        3

       Consolidated Statements of Cash Flows--Six Months ended
       June 30, 2001 and 2000 ........................................        4

       Notes to Consolidated Financial Statements.....................        5


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................        9

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risk.............................................       14


     Part II. Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders.....       15

     Item 6.  Exhibits and Reports on Form 8-K........................       15


     Signature Page...................................................       16


                                 COVANCE INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                                               June 30,      December 31,
                                                                       2001            2000
                                                                    -----------    -----------
                                                                    (UNAUDITED)
Assets
Current Assets:
    Cash and cash equivalents ...................................   $    22,216    $     7,191
    Accounts receivable, net ....................................       146,661        168,006
    Unbilled services ...........................................        41,026         66,135
    Inventory ...................................................        29,405         30,963
    Deferred income taxes .......................................        28,700         32,696
    Prepaid expenses and other current assets ...................        44,829         48,021
                                                                    -----------    -----------
       Total Current Assets .....................................       312,837        353,012
Property and equipment, net .....................................       195,216        331,689
Goodwill, net ...................................................        55,770         81,327
Other assets ....................................................         5,353          5,063
                                                                    -----------    -----------
       Total Assets .............................................   $   569,176    $   771,091
                                                                    ===========    ===========
Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable ............................................   $    19,267    $    28,312
    Accrued payroll and benefits ................................        38,088         44,167
    Accrued expenses and other current liabilities ..............        41,706         45,720
    Unearned revenue ............................................        96,730         96,085
    Short-term debt and current portion of long-term debt .......            --        235,499
    Income taxes payable ........................................         4,049          1,939
                                                                    -----------    -----------
       Total Current Liabilities ................................       199,840        451,722
Long-term debt ..................................................        25,000         17,224
Deferred income taxes ...........................................        24,335         20,943
Other liabilities ...............................................        15,476         15,451
                                                                    -----------    -----------
       Total Liabilities ........................................       264,651        505,340
                                                                    -----------    -----------
Commitments and Contingent Liabilities

Stockholders' Equity:
    Common Stock - Par value $0.01 per share; 140,000,000 shares authorized 60,837,650 and 59,820,253 shares issued and
           outstanding, including those held in treasury,
           at June 30, 2001 and December 31, 2000, respectively .           608            598
    Paid-in capital .............................................       104,571         92,572
    Retained earnings ...........................................       236,492        207,426
    Accumulated other comprehensive income (loss)--
          Cumulative translation adjustment .....................       (17,093)       (14,938)
    Treasury stock at cost (2,036,001 and 2,025,589 shares at
          June 30, 2001 and December 31, 2000, respectively) ....       (20,053)       (19,907)
                                                                    -----------    -----------
       Total Stockholders' Equity ...............................       304,525        265,751
                                                                    -----------    -----------
       Total Liabilities and Stockholders' Equity ...............   $   569,176    $   771,091
                                                                    ===========    ===========


   The accompanying notes are an integral part of these consolidated financial statements.


                                        COVANCE INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)


                                                    Three Months Ended                Six Months Ended
                                                          June 30                         June 30
                                                ----------------------------    ----------------------------
(Dollars in thousands, except per share data)       2001            2000            2001            2000
                                                ------------    ------------    ------------    ------------
Net revenues ................................   $    226,421    $    212,118    $    455,079    $    421,745

Cost and expenses:
  Cost of revenue ...........................        165,496         152,533         332,012         298,457
  Selling, general and administrative .......         33,171          33,875          65,468          64,298
  Depreciation and amortization .............         12,577          13,498          26,196          26,854
  Restructuring charge ......................          8,178          14,665           8,178          14,665
                                                ------------    ------------    ------------    ------------
    Total ...................................        219,422         214,571         431,854         404,274
                                                ------------    ------------    ------------    ------------
Income (loss) from operations ...............          6,999          (2,453)         23,225          17,471
                                                ------------    ------------    ------------    ------------

Other (income) expense:
  Interest expense ..........................          2,563           4,472           7,094           8,109
  Interest income ...........................           (279)           (352)           (595)           (642)
  Other expense (income) ....................            159             245             153            (136)
  Loss (gain) on sale of businesses .........          8,430              --         (30,803)             --
                                                ------------    ------------    ------------    ------------
    Other expense (income), net .............         10,873           4,365         (24,151)          7,331
                                                ------------    ------------    ------------    ------------
Income (loss) before taxes ..................         (3,874)         (6,818)         47,376          10,140
(Benefit) provision for income taxes ........         (1,115)         (2,685)         18,310           3,912
                                                ------------    ------------    ------------    ------------

Net income (loss) ...........................   $     (2,759)   $     (4,133)   $     29,066    $      6,228
                                                ============    ============    ============    ============


Basic earnings (loss) per share .............   $      (0.05)   $      (0.07)   $       0.50    $       0.11

Weighted average shares
  outstanding - basic .......................     58,534,186      57,289,753      58,285,392      57,163,477


Diluted earnings (loss) per share ...........   $      (0.05)   $      (0.07)   $       0.49    $       0.11

Weighted average shares
  outstanding - diluted .....................     60,454,375      57,312,310      59,707,635      57,204,265


           The accompanying notes are an integral part of these consolidated financial statements.


                            COVANCE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                            Six Months Ended June 30
                                                           --------------------------
(Dollars in thousands)                                        2001            2000
                                                           -----------    -----------
Cash flows from operating activities:
Net income .............................................   $    29,066    $     6,228
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Gain on sale of businesses .........................       (30,803)            --
    Depreciation and amortization ......................        26,196         26,854
    Restructuring charge, net of cash paid .............         8,178         14,317
    Stock issued under employee benefit and stock
      compensation plans ...............................         6,139            697
    Deferred income tax provision ......................        (1,369)        (6,477)
    Other ..............................................           993             96
    Changes in operating assets and liabilities, net of
      businessses sold:
      Accounts receivable ..............................        (4,619)       (33,843)
      Unbilled services ................................           615         (4,585)
      Inventory ........................................        (1,816)        (1,101)
      Accounts payable .................................        (5,887)         8,421
      Accrued liabilities ..............................       (16,959)        (5,258)
      Unearned revenue .................................         5,645          3,952
      Income taxes payable .............................         3,644         (4,062)
      Other assets and liabilities, net ................       (15,273)        (7,931)
                                                           -----------    -----------
Net cash provided by (used in) operating activities ....         3,750         (2,692)
                                                           -----------    -----------
Cash flows from investing activities:
    Proceeds from sale of businesses ...................       251,059             --
    Capital expenditures ...............................       (27,886)       (44,040)
    Contingent purchase price paid in connection with
      prior acquisitions ...............................            --           (909)
    Other, net .........................................           101             56
                                                           -----------    -----------
Net cash provided by (used in) investing activities ....       223,274        (44,893)
                                                           -----------    -----------
Cash flows from financing activities:
    Net (repayments) borrowings under revolving credit
      facilities .......................................      (199,000)        35,000
    Repayments of long-term debt .......................       (18,723)          (582)
    Stock issued under employee stock purchase and
      option plans .....................................         5,870          2,269
    Purchase of treasury stock .........................          (146)          (329)

                                                           -----------    -----------
Net cash (used in) provided by financing activities ....      (211,999)        36,358
                                                           -----------    -----------
Net change in cash and cash equivalents ................        15,025        (11,227)
Cash and cash equivalents, beginning of period .........         7,191         25,444
                                                           -----------    -----------
Cash and cash equivalents, end of period ...............   $    22,216    $    14,217
                                                           ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             June 30, 2001 and 2000
               (dollars in thousands, unless otherwise indicated)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 2000, 1999, and 1998 included in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Prepaid Expenses and Other Assets

     Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in net revenues or expenses since such fees are granted by customers on a "pass-through" basis without risk or reward to Covance. Amounts receivable from customers in connection with billed and unbilled investigator fees and out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $28.2 million and $32.9 million at June 30, 2001 and December 31, 2000, respectively.

     Inventory

     Inventories, which consist principally of supplies and animals, are valued at the lower of cost (first-in, first-out method) or market.

     Earnings Per Share

     Earnings per share has been calculated in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended June 30, 2001 and 2000, the denominator was increased by 1,920,189 shares and 22,557 shares, respectively, and for the six months ended June 30, 2001 and 2000, the denominator was increased by 1,422,243 shares and 40,788 shares, respectively, representing the dilution of stock options outstanding at June 30, 2001 and 2000 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

     Comprehensive Income

     Comprehensive income has been calculated in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Covance has determined total comprehensive income (loss) to be $(5.4) million and $(7.4) million for the three months ended June 30, 2001 and 2000, respectively, and $26.9 million and $0.7 million for the six months ended June 30, 2001 and 2000, respectively. Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)
                             June 30, 2001 and 2000
               (dollars in thousands, unless otherwise indicated)


     Segment Reporting

     Covance reports information about its operating segments and related disclosures about products, services, geographic areas and major customers in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. See Note 7 for segment disclosure.

     Reclassifications

     Certain prior period balances have been reclassified to conform with current year presentation.

3.   Supplemental Cash Flow Information

     Cash paid for interest for the six months ended June 30, 2001 and 2000 totaled $7.9 million and $7.5 million, respectively. Cash paid for income taxes for the six months ended June 30, 2001 and 2000 totaled $14.9 million and $15.7 million, respectively.

4.   Divestitures

     On June 15, 2001, Covance sold its biomanufacturing business
("Biomanufacturing") to Akzo Nobel's pharma business unit Diosynth for gross proceeds of $113.6 million. Covance recognized a loss of $7.5 million ($4.5 million after tax) from this transaction. Covance used the net proceeds from the sale of approximately $95 million to reduce borrowings under its senior revolving credit facility.

     On February 14, 2001, Covance sold its pharmaceutical packaging business ("Packaging") to Fisher Scientific International Inc. for gross proceeds of $137.5 million. Covance recognized a pre-tax gain of $38.4 million ($24.3 million after tax) from this transaction, of which $39.2 million was recorded during the three months ended March 31, 2001 in connection with the sale, and $(0.9) million was recorded during the three months ended June 30, 2001 in connection with a final working capital adjustment. Covance used the net proceeds from the sale to repay the $18.5 million balance outstanding on the mortgage on its North American packaging facility and the remaining net proceeds of approximately $95 million were used to reduce borrowings under its senior revolving credit facility.

5.   Restructuring

     In June 2001, Covance announced plans to reorganize its Nexigent subsidiary, integrating Nexigent's newly developed clinical trials service offerings into Covance's core businesses and reducing Nexigent's infrastructure. Under the plan, Nexigent's current service offerings - site activation, study feasibility, electronic data capture, and web-based central laboratory data access - will continue to be marketed by Covance's core business units, and Nexigent will narrow its focus, maintaining a small group of technology and business experts to review new drug development technologies and explore licensing opportunities and alliances in this area. Covance recorded a pre-tax restructuring charge in the second quarter of 2001, totaling approximately $8.2 million ($5.0 million net of tax). The charge consisted of approximately $6.5 million in asset write-offs, which were taken in June 2001, and approximately $1.6 million in severance and related benefits in connection with the elimination of approximately 30 redundant Nexigent positions. Severance payments will begin in August 2001 and will continue through 2002. The $1.6 million accrued restructuring balance is included in accrued expenses and other current liabilities in the June 30, 2001 Consolidated Balance Sheet.

6.   Long-term Debt

     In the second quarter of 2001, Covance replaced its existing senior revolving credit facility with a new three year, $150.0 million senior revolving credit facility. In connection with this financing, Covance paid fees totaling $1.7 million which will be amortized over the life of the facility.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)
                             June 30, 2001 and 2000
               (dollars in thousands, unless otherwise indicated)


7.   Segment Information

     Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's preclinical and Phase I clinical service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance's central laboratory, clinical development, biomanufacturing (through June 15, 2001), commercialization and other clinical support capabilities, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug's commercial potential.

     The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues and operating income for the three and six months ended June 30, 2001 and 2000 are as follows:

                                                        Early            Late-Stage              Other
                                                      Development        Development        Reconciling Items      Total
                                                      -----------        -----------        -----------------      -----
     Three months ended June 30, 2001
        Net revenues from external customers....       $  78,727          $ 147,694          $      --          $ 226,421
        Operating income (loss).................       $  11,124 (a)      $   2,899 (a)      $  (7,024) (c)     $   6,999 (a)
        Total assets............................       $ 239,716          $ 283,815          $  45,645  (d)     $ 569,176

     Three months ended June 30, 2000
        Net revenues from external customers....       $  71,180          $ 140,938          $      --          $ 212,118
        Operating income (loss).................       $  12,206          $  (7,339) (b)      $  (7,320) (c)     $ (2,453)(b)
        Total assets............................       $ 228,722          $ 474,007          $  40,602  (d)     $ 743,331

     Six  months ended June 30, 2001
        Net revenues from external customers....       $ 152,772          $ 302,307          $      --          $ 455,079
        Operating income (loss).................       $  22,460 (a)      $  13,558 (a)      $ (12,793) (c)     $  23,225 (a)
        Total assets............................       $ 239,716          $ 283,815          $  45,645  (d)     $ 569,176

     Six  months ended June 30, 2000
        Net revenues from external customers....       $ 143,349          $ 278,396          $      --          $ 421,745
        Operating income (loss).................       $  25,316          $   5,023 (b)      $ (12,868) (c)     $  17,471 (b)
        Total assets............................       $ 228,722          $ 474,007          $  40,602  (d)     $ 743,331

-----------------

(a) Includes restructuring charge incurred in the second quarter of 2001 totaling $8,178 ($4,985 after tax).
(b) Includes restructuring charge incurred in the second quarter of 2000 totaling $14,665 ($8,946 after tax).
(c) Represents corporate administrative expenses (primarily information technology, marketing, communications, human resources, finance and legal).
(d)  Represents corporate assets.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)
                             June 30, 2001 and 2000
               (dollars in thousands, unless otherwise indicated)


8.   Pro Forma Financial Information

     The following information is presented on a pro forma basis, and reflects the (1) exclusion of the gain (loss) on sale of businesses recorded in the first and second quarters of 2001, (2) exclusion of the results of Packaging and Biomanufacturing for all periods presented, (3) reduced interest expense from the application of the net proceeds from the sales of these businesses to outstanding debt, and (4) exclusion of restructuring charges (reversals) in all applicable periods.

                              June 30       Mar 31       Dec 31      Sept 30      June 30       Mar 31
                                2001         2001         2000         2000         2000         2000
                             ---------    ---------    ---------    ---------    ---------    ---------
Net revenues                 $ 203,858    $ 195,609    $ 188,372    $ 179,737    $ 184,424    $ 184,743
Income from operations       $  14,949    $  14,137    $   8,996    $   7,084    $  10,598    $  21,682
Operating Income %                 7.3%         7.2%         4.8%         3.9%         5.7%        11.7%
Other expense, net           $     947    $     997    $   1,949    $   1,536    $     366    $     (30)
Income before taxes          $  14,002    $  13,140    $   7,047    $   5,548    $  10,232    $  21,712
Taxes on income              $   5,571    $   5,236    $   3,382    $   2,369    $   4,098    $   8,730
Net income                   $   8,431    $   7,904    $   3,665    $   3,179    $   6,134    $  12,982
Diluted earnings per share   $    0.14    $    0.13    $    0.06    $    0.06    $    0.11    $    0.23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Overview

     Covance is a leading contract research organization providing a wide range of product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two segments for financial reporting purposes: early development services (includes preclinical and Phase I clinical); and late-stage development services (includes central laboratory, clinical development, biomanufacturing (through June 15, 2001), commercialization and other clinical support services). Covance believes it is one of the largest biopharmaceutical contract research organizations, based on 2000 annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to reduce product development time. This enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

     On June 15, 2001, Covance sold its biomanufacturing business ("Biomanufacturing") to Akzo Nobel's pharma business unit, Diosynth, for gross proceeds of $113.6 million. Covance recognized a loss of $7.5 million ($4.5 million after tax) from this transaction. On February 14, 2001, Covance sold its pharmaceutical packaging business ("Packaging") to Fisher Scientific International Inc. for gross proceeds of $137.5 million. Covance recognized a pre-tax gain of $38.4 million ($24.3 million after tax) from this transaction, of which $39.2 million was recorded during the three months ended March 31, 2001 in connection with the sale, and $(0.9) million was recorded during the three months ended June 30, 2001 in connection with a final working capital adjustment.

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

Quarterly Results

     Covance's quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as
(1) delays in initiating or completing significant drug development trials, (2) termination of drug development trials, (3) acquisitions and divestitures and
(4) exchange rate fluctuations. Delays and terminations of trials are often the result of actions taken by Covance's customers or regulatory authorities and are not typically controllable by Covance. Since a large amount of Covance's operating costs are relatively fixed while revenue is subject to fluctuation, minor variations in the commencement, progress or completion of drug development trials may cause significant variations in quarterly results.

Results of Operations

     Variances explained below are on an "as reported" basis, but also include certain pro forma variances - that is, variances between the three months ended June 30, 2001 and 2000 and between the six months ended June 30, 2001 and 2000, after giving effect to 1) the divestiture of Packaging and Biomanufacturing as if these transactions had occurred on January 1, 2000, and 2) the exclusion of the impact of restructuring charges totaling $8,178 ($4,985 net of tax) and $14,665 ($8,946 net of tax) recorded in the three and six months ended June 30, 2001 and 2000, respectively.

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000. Net revenues increased 6.7% to $226.4 million for the three months ended June 30, 2001 from $212.1 million for the corresponding 2000 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 8.6% as compared to the corresponding 2000 period. Net revenues from Covance's late-stage development segment increased 4.8%, or 6.3% excluding the impact of foreign exchange rate variances between both periods. Net revenues from Covance's early development services grew 10.6%, or 13.2% excluding the impact of foreign exchange rate variances between both periods. The increase in growth in early development is primarily a result of strength in our toxicology business, which accounts for approximately half of all early development revenues.

     Pro forma net revenues increased 10.5% to $203.9 million for the three months ended June 30, 2001 from $184.4 million for the corresponding 2000 period. Excluding the impact of foreign exchange rate variances between both periods, pro forma net revenues increased 12.7% as compared to the corresponding 2000 period. Pro forma net revenues from Covance's late-stage development segment increased 10.5%, or 12.4% excluding the impact of foreign exchange rate variances between both periods.

     Cost of revenue increased 8.5% to $165.5 million or 73.1% of net revenues for the three months ended June 30, 2001 from $152.5 million or 71.9% of net revenues for the corresponding 2000 period. Gross margins declined to 26.9% for the three months ended June 30, 2001 from 28.1% for the corresponding 2000 period. The reduction in gross margins is attributable to a number of factors, including increased investment spending on internet initiatives and bioanalytical services as compared to the corresponding 2000 period.

     Overall, selling, general and administrative expenses decreased 2.1% to $33.2 million for the three months ended June 30, 2001 from $33.9 million for the corresponding 2000 period. As a percentage of net revenues, selling, general and administrative expenses decreased to 14.7% for the three months ended June 30, 2001 from 16.0% for the corresponding 2000 period.

     Depreciation and amortization decreased 6.8% to $12.6 million or 5.6% of net revenues for the three months ended June 30, 2001 from $13.5 million or 6.4% of net revenues for the corresponding 2000 period, primarily due to the divestiture of our capital intensive packaging business in the first quarter of 2001.

     In the second quarter of 2001, Covance recorded a pre-tax restructuring charge totaling approximately $8.2 million ($5.0 million net of tax). The charge consisted of approximately $6.5 million in asset write-offs, which were taken in June 2001, and approximately $1.6 million in severance and related benefits in connection with the elimination of approximately 30 redundant Nexigent positions. Severance payments will begin in August 2001 and will continue through 2002.

     Income from operations increased to $7.0 million for the three months ended June 30, 2001 from a loss of $2.5 million for the corresponding 2000 period. Income (loss) from operations from Covance's early development and late-stage segments for the three months ended June 30, 2001 totaled $11.1 million and $2.9 million, respectively, compared to $12.2 million and $(7.3) million, respectively, for the three months ended June 30, 2000. The reduction in early development operating income was primarily due to increased investment spending on our bioanalytical service offering. The reduction in late-stage development operating income was attributable primarily to the larger restructuring charge recorded in 2000 as compared to 2001, and increased investment spending on internet initiatives.

     Pro forma income from operations increased 41.1% to $14.9 million for the three months ended June 30, 2001 from $10.6 million for the corresponding 2000 period. As a percentage of pro forma net revenues, pro forma income from operations increased to 7.3% for the three months ended June 30, 2001 from 5.7% for the corresponding 2000 period. Pro forma income from operations from Covance's late-stage development segment totaled $10.3 million and $5.4 million for the three months ended June 30, 2001 and 2000, respectively. Pro forma income from operations from Covance's early development segment totaled $11.7 million and $12.5 million for the three months ended June 30, 2001 and 2000, respectively. The reduction in early development pro forma operating income was primarily due to increased investment spending on our bioanalytical service offering. The significant increase in late-stage development pro forma operating income was primarily due to return to profitability in Phase III clinical services, margin growth in Phase IV services, and stronger central laboratory margins in Europe.

     Other expense, net includes an $8.4 million loss on the sale of businesses during the second quarter of 2001. Excluding this loss, other expense, net decreased $1.9 million to $2.4 million for the three months ended June 30, 2001 from $4.4 million for the corresponding 2000 period, primarily due to a decrease in interest expense of $1.9 million resulting from a decrease in the weighted average borrowings under our long-term revolving credit facility which more than offset the increase in the weighted average borrowing rate.

     Covance's effective tax rate for the three months ended June 30, 2001 decreased to 28.8% from 39.4% for the corresponding 2000 period. Covance's pro forma effective tax rate for the three months ended June 30, 2001 decreased to 39.8% from 40.1% for the corresponding 2000 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period due to the changes in the geographic distribution of its pre-tax earnings.

     Net loss decreased to a loss of $2.8 million for the three months ended June 30, 2001 from a loss of $4.1 million for the corresponding 2000 period. Pro forma net income increased 37.4% to $8.4 million for the three months ended June 30, 2001 from $6.1 million for the corresponding 2000 period.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000. Net revenues increased 7.9% to $455.1 million for the six months ended June 30, 2001 from $421.7 million for the corresponding 2000 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 9.8% as compared to the corresponding 2000 period. Net revenues from Covance's late-stage development services increased 8.6%, or 10.0% excluding the impact of foreign exchange rate variances. Net revenues from Covance's early development services grew 6.6%, or 9.4% excluding the impact of foreign exchange rate variances between both periods.

     Pro forma net revenues increased 8.2% to $399.5 million for the six months ended June 30, 2001 from $369.2 million for the corresponding 2000 period. Excluding the impact of foreign exchange rate variances between both periods, pro forma net revenues increased 10.3% as compared to the corresponding 2000 period. Pro forma net revenues from Covance's late-stage development segment increased 9.2%, or 10.9% excluding the impact of foreign exchange rate variances between both periods.

     Cost of revenue increased 11.2% to $332.0 million or 73.0% of net revenues for the six months ended June 30, 2001 from $298.5 million or 70.8% of net revenues for the corresponding 2000 period. Gross margins declined to 27.0% for the six months ended June 30, 2001 from 29.2% for the corresponding 2000 period. The reduction in gross margins is attributable to a number of factors, including increased investment spending on internet initiatives and bioanalytical services as compared to the corresponding 2000 period, and lower volume in our North American central laboratory during the first quarter of 2001 due to increased program cancellations during the first nine months of 2000.

     Overall, selling, general and administrative expenses increased 1.8% to $65.5 million for the six months ended June 30, 2001 from $64.3 million for the corresponding 2000 period. As a percentage of net revenues, selling, general and administrative expenses decreased to 14.4% for the six months ended June 30, 2001 from 15.2% for the corresponding 2000 period.

     Depreciation and amortization decreased 2.5% to $26.2 million or 5.8% of net revenues for the six months ended June 30, 2001 from $26.9 million or 6.4% of net revenues for the corresponding 2000 period, primarily due to the divestiture of our capital intensive packaging business in the first quarter of 2001.

     In the second quarter of 2001, Covance recorded a pre-tax restructuring charge totaling approximately $8.2 million ($5.0 million net of tax). The charge consisted of approximately $6.5 million in asset write-offs, which were taken in June 2001, and approximately $1.6 million in severance and related benefits in connection with the elimination of approximately 30 redundant Nexigent positions. Severance payments will begin in August 2001 and will continue through 2002.

     Income from operations increased 32.9% to $23.2 million for the six months ended June 30, 2001 from $17.5 million for the corresponding 2000 period. Income from operations from Covance's early and late-stage development segments for the six months ended June 30, 2001 totaled $22.5 million and $13.6 million, respectively, and $25.3 million and $5.0 million, respectively, for the six months ended June 30, 2000. The reduction in early development operating income was primarily due to increased investment spending on our bioanalytical service offering. The increase in late-stage development operating income was attributable primarily to the larger restructuring charge recorded in 2000 as compared to 2001, offset by increased investment spending on internet initiatives.

     Pro forma income from operations decreased 9.9% to $29.1 million for the six months ended June 30, 2001 from $32.3 million for the corresponding 2000 period. As a percentage of pro forma net revenues, pro forma income from operations decreased to 7.3% for the six months ended June 30, 2001 from 8.7% for the corresponding 2000 period. Pro forma income from operations from Covance's early development segment totaled $23.0 million and $25.6 million for the six months ended June 30, 2001 and 2000, respectively. Pro forma income from operations from Covance's late-stage development segment totaled $18.8 million and $19.5 million for the six months ended June 30, 2001 and 2000, respectively. The reduction in early development pro forma operating income was primarily due to increased investment spending on our bioanalytical service offering. The reduction in late-stage development pro forma operating income was due to lower volume in our North American central laboratory during the first quarter of 2001 (due to program cancellations during the first nine months of 2000) and increased investment spending on internet initiatives during the first half of 2001, which more than offset the return to profitability experienced in Phase III, margin growth in Phase IV and stronger European central laboratory margins experienced during 2001.

     Other expense, net includes a $30.8 million net pre-tax gain on the sale of Packaging and Biomanufacturing in 2001. Excluding this gain, other expense, net decreased $0.7 million to $6.7 million for the six months ended June 30, 2001 from $7.3 million for the corresponding 2000 period, due to a $1.0 million decrease in interest expense as compared to the corresponding 2000 period, resulting from a decrease in the weighted average borrowings under our senior revolving credit facility which more than offset the increase in our weighted average borrowing rate, offset by a $0.3 million increase in foreign currency transaction losses.

     Covance's effective tax rate for the six months ended June 30, 2001 and 2000 was 38.6%. Covance's pro forma effective tax rate for the six months ended Junes 30, 2001 decreased to 39.8% from 40.2% for the corresponding 2000 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period due to the changes in the geographic distribution of its pre-tax earnings.

     Net income increased 366.7% to $29.1 million for the six months ended June 30, 2001 from $6.2 million for the corresponding 2000 period. Pro forma net income decreased 14.5% to $16.3 million for the six months ended June 30, 2001 from $19.1 million for the corresponding 2000 period.

Liquidity and Capital Resources

     On June 28, 2001, Covance replaced its existing credit facility with a new $150.0 million senior revolving credit facility expiring in June 2004. Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Covance believes cash from operations and available borrowings under its new credit facility will provide sufficient liquidity for the foreseeable future. At June 30, 2001 and December 31, 2000, there was $25.0 million and $224.0 million, respectively, of outstanding borrowings and $0.8 million and $0.8 million, respectively, of outstanding letters of credit, under the credit facilities. Interest on all outstanding borrowings under Covance's long-term revolving credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin and approximated 9.43% and 6.49% per annum for the six month periods ended June 30, 2001 and 2000, respectively. Costs associated with replacing the credit facility consisting primarily of bank fees totaled $1.7 million which will be amortized over the three year facility term.

     In connection with the sale of Packaging on February 14, 2001, Covance used approximately $20 million of the net proceeds to pay off the mortgage on its North American packaging facility, and the remaining $95 million was used to reduce borrowings under its senior revolving credit facility.

     In connection with the sale of Biomanufacturing on June 15, 2001, Covance used the net proceeds of approximately $95 million to reduce borrowings under its senior revolving credit facility. Biomanufacturing had a $10.0 million short-term revolving credit facility with a bank which was paid off by Akzo Nobel upon the acquisition of Biomanufacturing.

     During the six months ended June 30, 2001, Covance's operations provided net cash of $3.8 million, an increase of $6.4 million from the corresponding 2000 period. Cash flows from net earnings adjusted for non-cash activity provided $38.4 million for the six months ended June 30, 2001, down $3.3 million or 7.9% from the corresponding 2000 period. The change in net operating assets used $34.7 million and $44.4 million in cash during the six months ended June 30, 2001 and 2000, respectively, primarily due to a decrease in accrued liabilities and an increase in other current assets during the six months ended June 30, 2001, and an increase in accounts receivable during the six months ended June 30, 2000. Covance's ratio of current assets to current liabilities was 1.57 at June 30, 2001 and 0.78 at December 31, 2000 (1.55 on a pro forma basis reflecting borrowings under senior revolving credit facilities as a long-term liability).

     Excluding the $251.1 million in proceeds from the sales of Packaging and Biomanufacturing, investing activities for the six months ended June 30, 2001 used $27.8 million compared to $44.9 million for the corresponding 2000 period. Capital spending for the first half of 2001 totaled $27.9 million, primarily for outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees, compared to $44.0 million for the corresponding 2000 period. Investing activities for the six months ended June 30, 2000 included cash payments of contingent purchase price totaling approximately $0.9 million in connection with prior acquisitions.

Competition

     Covance's Clinical Development Services participates in a competitive industry. Covance believes that this industry has from time to time experienced periods of increased price competition which had a material adverse effect on both Covance's late-stage development profitability and consolidated net revenues and net income. Covance took actions in 2000 to mitigate the effects of this price competition; however, if market conditions were to deteriorate, additional actions may be required in the future.

Foreign Currency

     Since Covance operates on a global basis, it is exposed to various foreign currency risks. Two specific risks arise from the nature of the contracts Covance executes with its customers since from time to time contracts are denominated in a currency different than the particular Covance subsidiary's local currency. These risks are generally applicable only to a portion of the contracts executed by Covance's foreign subsidiaries providing clinical services. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary's expenses are incurred. As a result, the subsidiary's net revenues and resultant earnings can be affected by fluctuations in exchange rates. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon Covance's consolidated financial results.

     The second risk results from the passage of time between the invoicing of customers under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary's local currency, Covance recognizes a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in Covance receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by Covance as a foreign currency transaction gain or loss, as applicable, and is reported in other expense (income) in Covance's Consolidated Statements of Operations.

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

Inflation

     While most of Covance's net revenues are earned under contracts, the long-term contracts (those in excess of one year) generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result, Covance believes that the effects of inflation generally do not have a material effect on its operations or financial condition.

Forward Looking Statements. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, price competition in the clinical development services industry, success of the Nexigent reorganization and the realization of savings therefrom, and risks and uncertainties set forth in Covance's filings with the Securities and Exchange Commission including without limitation its Annual Report on Form 10-K.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of this statement, which for Covance will be January 1, 2002. Covance is in the process of evaluating the disclosure requirements, but does not expect adoption of this statement to have a material impact on its consolidated results of operations, financial position or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Covance was held on April 24, 2001, pursuant to notice.

         The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted on at the meeting:

                                          Number of           Number of
          Proposal                        Votes For         Votes Withheld
          --------                        ---------         --------------

To elect two members to the Covance
Class I Board of Directors:

     Robert M Baylis                      49,484,925           687,700

     Irwin Lerner                         49,455,496           717,129


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (1) Exhibit 10.A - Credit Agreement Among Covance Inc., Lenders Named Therein, Bank of America, N.A., Barclays Bank PLC, PNC Bank, National Association, The Bank of Nova Scotia and Bank of Tokyo - Mitsubishi Trust Company dated June 28, 2001.

         (2) Exhibit 10.B - Stock Purchase Agreement between Covance Inc. and Akzo Nobel Inc., dated as of April 23, 2001.

(b)      Reports on Form 8-K

         During the three month period ended June 30, 2001, two reports on Form 8-K were filed. The first, dated April 25, 2001, was filed amending a report dated February 14, 2001 reporting the completion of the sale of Covance's pharmaceutical packaging services business to Fisher Scientific International Inc. The second, dated June 15, 2001, was filed reporting the completion of the sale of Covance's biomanufacturing business to Akzo Nobel's pharma business unit Diosynth.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COVANCE INC.

Dated: July 30, 2001                 By: /s/ CHRISTOPHER A. KUEBLER
                                         ------------------------------------
                                             Christopher A. Kuebler
                                             Chairman of the Board, President
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                       Date

/s/ CHRISTOPHER A. KUEBLER
------------------------------
    Christopher A. Kuebler      Chairman of the Board, President   July 30, 2001
                                and Chief Executive Officer
                                (Principal Executive Officer)


/s/ WILLIAM E. KLITGAARD
------------------------------
    William E. Klitgaard        Corporate Senior Vice President    July 30, 2001
                                and Chief Financial Officer
                                (Principal Financial Officer)


/s/ MICHAEL GIANNETTO
------------------------------
    Michael Giannetto           Corporate Vice President           July 30, 2001
                                and Controller
                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------

10.A Credit Agreement Among Covance Inc., Lenders Named Therein, Bank of America, N.A., Barclays Bank PLC, PNC Bank, National Association, The Bank of Nova Scotia and Bank of Tokyo - Mitsubishi Trust Company dated June 28, 2001.

10.B Stock Purchase Agreement between Covance Inc. and Akzo Nobel Inc., dated as of April 23, 2001.