Form 10-Q
period 2001-09-30
COVANCE INC
filed 2001-11-02
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                For the quarterly period ended September 30, 2001
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ____________________ to ____________________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 15, 2001, the Registrant had 59,418,167 shares of Common Stock outstanding.

                                  Covance Inc.
           Form 10-Q For the Quarterly Period Ended September 30, 2001

                                      INDEX

                                                                                                        Page
                                                                                                        ----
Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)

  Consolidated Balance Sheets--September 30, 2001 and December 31, 2000................................    2

  Consolidated Statements of Income--Three and Nine months ended September 30, 2001 and 2000...........    3

  Consolidated Statements of Cash Flows--Nine months ended September 30, 2001 and 2000.................    4

  Notes to Consolidated Financial Statements...........................................................    5


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........    9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.....................................   14


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K..............................................................   15


Signature Page.........................................................................................   16

                          COVANCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                                September 30,   December 31,
                                                                          2001           2000
                                                                        ---------      ---------
                                                                       (UNAUDITED)
Assets
Current Assets:
    Cash and cash equivalents .....................................     $  40,231      $   7,191
    Accounts receivable, net ......................................       151,838        168,006
    Unbilled services .............................................        45,602         66,135
    Inventory .....................................................        32,674         30,963
    Deferred income taxes .........................................        28,877         32,696
    Prepaid expenses and other current assets .....................        31,788         48,021
                                                                        ---------      ---------
       Total Current Assets .......................................       331,010        353,012
Property and equipment, net .......................................       200,251        331,689
Goodwill, net .....................................................        54,900         81,327
Other assets ......................................................         5,651          5,063
                                                                        ---------      ---------
       Total Assets ...............................................     $ 591,812      $ 771,091
                                                                        =========      =========
Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable ..............................................     $  19,792      $  28,312
    Accrued payroll and benefits ..................................        47,134         44,167
    Accrued expenses and other current liabilities ................        38,509         45,720
    Unearned revenue ..............................................        99,454         96,085
    Short-term debt and current portion of long-term debt .........            --        235,499
    Income taxes payable ..........................................         7,700          1,939
                                                                        ---------      ---------
       Total Current Liabilities ..................................       212,589        451,722
Long-term debt ....................................................        10,000         17,224
Deferred income taxes .............................................        25,458         20,943
Other liabilities .................................................        13,392         15,451
                                                                        ---------      ---------
       Total Liabilities ..........................................       261,439        505,340
                                                                        ---------      ---------
Commitments and Contingent Liabilities

Stockholders' Equity:
    Common Stock - Par value $0.01 per share; 140,000,000 shares authorized 61,470,703 and 59,820,253 shares issued and
       outstanding, including those held in treasury, at
       September 30, 2001 and December 31, 2000, respectively .....           615            598
    Paid-in capital ...............................................       115,598         92,572
    Retained earnings .............................................       245,551        207,426
    Accumulated other comprehensive income (loss)--
       Cumulative translation adjustment ..........................       (10,484)       (14,938)
    Treasury Stock at cost (2,073,772 and 2,025,589 shares at
       September 30, 2001 and December 31, 2000, respectively) ....       (20,907)       (19,907)
                                                                        ---------      ---------
       Total Stockholders' Equity .................................       330,373        265,751
                                                                        ---------      ---------
    Total Liabilities and Stockholders' Equity ....................     $ 591,812      $ 771,091
                                                                        =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Three Months Ended                   Nine Months Ended
                                                           September 30                        September 30
                                                  ------------------------------      ------------------------------
(Dollars in thousands, except per share data)         2001              2000              2001              2000
                                                  ------------      ------------      ------------      ------------

Net revenues ................................     $    196,394      $    214,946      $    651,473      $    636,691

Cost and expenses:
    Cost of revenue .........................          141,664           160,149           473,676           458,607
    Selling, general and administrative .....           29,241            33,192            94,709            97,490
    Depreciation and amortization ...........           10,419            13,744            36,615            40,598
    Restructuring charge ....................               --              (876)            8,178            13,789
                                                  ------------      ------------      ------------      ------------
        Total ...............................          181,324           206,209           613,178           610,484
                                                  ------------      ------------      ------------      ------------
Income from operations ......................           15,070             8,737            38,295            26,207
                                                  ------------      ------------      ------------      ------------

Other (income) expense, net:
    Interest expense ........................              710             5,848             7,803            13,957
    Interest income .........................             (376)             (203)             (970)             (845)
    Other (income) expense, net .............             (201)              174               (48)               38
    Gain on sale of businesses ..............               --                --           (30,803)               --
                                                  ------------      ------------      ------------      ------------
        Other expense (income), net .........              133             5,819           (24,018)           13,150
                                                  ------------      ------------      ------------      ------------
Income before taxes .........................           14,937             2,918            62,313            13,057
Taxes on income .............................            5,878             1,135            24,188             5,047
                                                  ------------      ------------      ------------      ------------

Net income ..................................     $      9,059      $      1,783      $     38,125      $      8,010
                                                  ============      ============      ============      ============


Basic earnings per share ....................     $       0.15      $       0.03      $       0.65      $       0.14

Weighted average shares
        outstanding - basic .................       59,381,407        57,582,175        58,650,730        57,303,043


Diluted earnings per share ..................     $       0.15      $       0.03      $       0.63      $       0.14

Weighted average shares
        outstanding - diluted ...............       61,317,564        57,649,229        60,134,970        57,353,347

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended September 30
                                                          ------------------------------
(Dollars in thousands)                                         2001           2000
                                                             ---------      ---------
Cash flows from operating activities:
Net income .............................................     $  38,125      $   8,010
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Gain on sale of businesses .........................       (30,803)            --
    Depreciation and amortization ......................        36,615         40,598
    Restructuring charge, net of cash paid .............         7,668          9,325
    Stock issued under employee benefit and stock
      compensation plans ...............................        10,004          3,194
    Deferred income tax provision ......................          (423)        (8,505)
    Other ..............................................         1,173            651
    Changes in operating assets and liabilities, net of
      businesses sold:
      Accounts receivable ..............................        (9,796)       (29,387)
      Unbilled services ................................        (3,961)        (5,349)
      Inventory ........................................        (5,085)        (3,187)
      Accounts payable .................................        (5,362)         1,479
      Accrued liabilities ..............................       (11,011)         3,990
      Unearned revenue .................................         8,369          7,829
      Income taxes payable .............................         7,295         (3,544)
      Other assets and liabilities, net ................        (1,968)        (3,187)
                                                             ---------      ---------
Net cash provided by operating activities ..............        40,840         21,917
                                                             ---------      ---------
Cash flows from investing activities:
    Proceeds from sale of businesses ...................       251,059             --
    Capital expenditures ...............................       (38,770)       (75,004)
    Contingent purchase price paid in connection with
      prior acquisitions ...............................            --           (909)
    Other, net .........................................            75            539
                                                             ---------      ---------
Net cash provided by (used in) investing activities ....       212,364        (75,374)
                                                             ---------      ---------
Cash flows from financing activities:
    Net (repayments) borrowings under revolving credit
      facilities .......................................      (214,000)        45,000
    Repayments of long-term debt .......................       (18,723)          (920)
    Stock issued under employee stock purchase and
      option plans .....................................        12,705          3,097
    Purchase of treasury stock .........................          (146)          (329)
                                                             ---------      ---------
Net cash (used in) provided by financing activities ....      (220,164)        46,848
                                                             ---------      ---------
Net change in cash and cash equivalents ................        33,040         (6,609)
Cash and cash equivalents, beginning of period .........         7,191         25,444
                                                             ---------      ---------
Cash and cash equivalents, end of period ...............     $  40,231      $  18,835
                                                             =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           September 30, 2001 and 2000
               (dollars in thousands, unless otherwise indicated)


1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 2000, 1999, and 1998 included in our Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Summary of Significant Accounting Policies

    Use of Estimates

    These unaudited consolidated financial statements have been prepared in conformity GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    Prepaid Expenses and Other Assets

    Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in net revenues or expenses since such fees are granted by customers on a "pass-through" basis, without risk or reward to Covance. Amounts receivable from customers in connection with billed and unbilled investigator fees and out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $17.3 million and $32.9 million at September 30, 2001 and December 31, 2000, respectively.

    Inventory

    Inventories, which consist principally of supplies, are valued at the lower of cost (first-in, first-out method) or market.

    Earnings Per Share

    Earnings per share has been calculated in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended September 30, 2001 and 2000, the denominator was increased by 1,936,157 shares and 67,054 shares, respectively, and for the nine months ended September 30, 2001 and 2000, the denominator was increased by 1,484,240 shares and 50,304 shares, respectively, representing the dilution of stock options outstanding at September 30, 2001 and 2000 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

    Comprehensive Income

    Comprehensive income has been calculated in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Covance has determined total comprehensive income (loss) to be $15.7 million and $(3.8 million) for the three months ended September 30, 2001 and 2000, respectively, and $42.6 million and $(3.1 million) for the nine months ended September 30, 2001 and 2000, respectively. Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)
                           September 30, 2001 and 2000
               (dollars in thousands, unless otherwise indicated)


    Segment Reporting

    Covance reports information about its operating segments and related disclosures about products, services, geographic areas and major customers in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. See Note 7 for segment disclosure.

    Reclassifications

    Certain prior period balances have been reclassified to conform with the current year presentation.

3.  Supplemental Cash Flow Information

    Cash paid for interest for the nine months ended September 30, 2001 and 2000 totaled $8.5 million and $10.7 million, respectively. Cash paid for income taxes for the nine months ended September 30, 2001 and 2000 totaled $17.1 million and $18.0 million, respectively.

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

    On February 14, 2001, Covance sold its pharmaceutical packaging business ("Packaging") to Fisher Scientific International Inc. for gross proceeds of $137.5 million. Covance recognized a pre-tax gain of $38.4 million ($24.3 million after tax) from this transaction, of which $39.2 million was recorded during the three months ended March 31, 2001 in connection with the sale, and $(0.9) million was recorded during the three months ended June 30, 2001 in connection with a final working capital adjustment. Covance used the net proceeds from the sale to repay the $18.5 million balance outstanding on the mortgage on its North American packaging facility and the remaining net proceeds of approximately $95 million were used to reduce borrowings under its senior credit facility.

5.  Restructuring

    In June 2001, Covance announced plans to reorganize its Nexigent subsidiary, integrating Nexigent's newly developed clinical trials service offerings into Covance's core business and reducing Nexigent's infrastructure. Under the plan, Nexigent's current service offerings - site activation, study feasibility, electronic data capture, and web-based central laboratory data access - will continue to be marketed by Covance's core business units, and Nexigent will narrow its focus, maintaining a small group of technology and business experts to review new drug development technologies and explore licensing opportunities and alliances in this area. Covance recorded a pre-tax restructuring charge in the second quarter of 2001, totaling approximately $8.2 million ($5.0 million net of tax). The charge consisted of approximately $6.5 million in asset write-offs in June 2001, and approximately $1.6 million in severance and related benefits in connection with the elimination of approximately 30 redundant Nexigent positions. Severance payments began in August 2001 and will continue through 2002. The remaining $1.0 million accrued restructuring balance is included in accrued expenses and other current liabilities in the September 30, 2001 Consolidated Balance Sheet.

6.  Long-term Debt

    In the second quarter of 2001, Covance replaced its existing senior revolving credit facility with a new three year, $150.0 million senior revolving credit facility. In connection with this financing, Covance paid fees totaling $1.7 million which will be amortized over the life of the facility.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)
                           September 30, 2001 and 2000
               (dollars in thousands, unless otherwise indicated)


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

    The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues and operating income for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                                    Early           Late-Stage               Other
                                                 Development       Development         Reconciling Items        Total
                                                 -----------       -----------         -----------------        -----
(Dollars in thousands)

Three months ended September 30, 2001
   Net revenues from external customers ....       $ 79,705          $116,689                  --              $196,394
   Operating income (loss) .................       $ 12,524          $  8,972             $  (6,426) (d)       $ 15,070
   Total Assets ............................       $246,568          $301,810             $  43,434  (e)       $591,812

Three months ended September 30, 2000
   Net revenues from external customers.....       $ 71,414          $143,532                  --              $214,946
   Operating income (loss)..................       $ 11,417          $  4,477             $  (7,157) (d)       $  8,737 (c)
   Total Assets.............................       $233,546          $476,829             $  43,459  (e)       $753,834

Nine  months ended September 30, 2001
   Net revenues from external customers.....       $232,477          $418,996                  --              $651,473
   Operating income (loss)..................       $ 34,984 (a)      $ 22,531 (a)         $ (19,220) (d)       $ 38,295 (a)
   Total Assets.............................       $246,568          $301,810             $  43,434  (e)       $591,812

Nine  months ended September 30, 2000
   Net revenues from external customers.....       $214,763          $421,928                  --              $636,691
   Operating income (loss)..................       $ 37,033          $  9,199 (b), (c)    $ (20,025) (d)       $ 26,207 (b),(c)
   Total Assets ............................       $233,546          $476,829             $  43,459  (e)       $753,834

-----------------

(a) Includes restructuring charge incurred in the second quarter of 2001 totaling $8,178 ($4,985 after tax).

(b) Includes restructuring charge incurred in the second quarter of 2000 totaling $14,665 ($8,946 after tax).

(c) Includes third quarter 2000 reversal of restructuring charge totaling $876 ($534 after tax).

(d) Represents corporate administrative expenses (primarily information technology, marketing, communications, human resources, finance and legal).

(e) Represents corporate assets.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)
                           September 30, 2001 and 2000
               (dollars in thousands, unless otherwise indicated)


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

                                      June 30        Mar 31        Dec 31       Sept 30        June 30        Mar 31
                                       2001           2001          2000          2000          2000           2000
                                       ----           ----          ----          ----          ----           ----

Net revenues                         $203,858       $195,609      $188,372      $179,737      $184,424       $184,743
Income from operations               $ 14,949       $ 14,137      $  8,996      $  7,084      $ 10,598       $ 21,682
Operating Income %                       7.3%           7.2%          4.8%          3.9%          5.7%          11.7%
Other expense, net                   $    947       $    997      $  1,949      $  1,536      $    366       $    (30)
Income before taxes                  $ 14,002       $ 13,140      $  7,047      $  5,548      $ 10,232       $ 21,712
Taxes on income                      $  5,571       $  5,236      $  3,382      $  2,369      $  4,098       $  8,730
Net income                           $  8,431       $  7,904      $  3,665      $  3,179      $  6,134       $ 12,982
Diluted earnings per share           $   0.14       $   0.13      $   0.06      $   0.06      $   0.11       $   0.23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.


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

Results of Operations

    Variances explained below are on an "as reported" basis, but also include certain pro forma variances - that is, variances between the three months ended September 30, 2001 and 2000 and between the nine months ended September 30, 2001 and 2000, after giving effect to 1) the divestiture of Packaging and Biomanufacturing as if these transactions had occurred on January 1, 2000, 2) the exclusion of the impact of restructuring charges totaling $8,178 ($4,985 net of tax) and $14,665 ($8,946 net of tax) recorded in the quarters ended June 30, 2001 and 2000, respectively, and 3) the exclusion of the reversal of restructuring charge totaling $876 ($534 after tax) recorded in the quarter ended September 30, 2000.

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000. Net revenues decreased 8.6% to $196.4 million for the three months ended September 30, 2001 from $214.9 million for the corresponding 2000 period, as the 2000 period includes revenues from Covance's biomanufacturing and packaging operations which were divested in 2001. Pro forma net revenues increased 9.3% to $196.4 million for the three months ended September 30, 2001 from $179.7 million for the corresponding 2000 period. Excluding the impact of foreign exchange rate variances between both periods, pro forma net revenues increased 10.1% as compared to the corresponding 2000 period. Net revenues from Covance's early development services grew 11.6%, or 12.8% excluding the impact of foreign exchange variances between both periods. The increase in growth in early development is primarily a result of continuing strength in our toxicology business, which accounts for approximately half of all early development revenues, and strengthening of our Phase I business. Net revenues from Covance's late-stage development services decreased 18.7%. On a pro forma basis, net revenues from Covance's late-stage development segment increased 7.9%, or 8.4% excluding the impact of foreign exchange rate variances between both periods. Late-stage development revenue growth for the three months ended September 30, 2001 was negatively impacted due to the terrorist attacks on September 11th. The suspension of air services prevented some sample deliveries to our central labs in the United States and Europe and delayed site visits by some clinical monitors.

    Cost of revenue decreased 11.5% to $141.7 million or 72.1% of net revenues for the three months ended September 30, 2001 from $160.1 million or 74.5% of net revenues for the corresponding 2000 period. Gross margins increased to 27.9% for the three months ended September 30, 2001 from 25.5% for the corresponding 2000 period, as the 2000 period includes Covance's biomanufacturing and packaging operations which were divested in 2001. In addition, the increase in gross margins is attributable to a number of other factors, including a return to profitability in Phase III clinical services, margin growth in Phase IV services, stronger central laboratory margins in Europe and decreased spending on internet initiatives as compared to the corresponding 2000 period.

    Overall, selling, general and administrative expenses decreased 11.9% to $29.2 million for the three months ended September 30, 2001 from $33.2 million for the corresponding 2000 period. As a percentage of net revenues, selling, general and administrative expenses decreased to 14.9% for the three months ended September 30, 2001 from 15.4% for the corresponding 2000 period.

    Depreciation and amortization decreased 24.2% to $10.4 million or 5.3% of net revenues for the three months ended September 30, 2001 from $13.7 million or 6.4% of net revenues for the corresponding 2000 period, primarily due to the divestiture of our capital intensive biomanufacturing and packaging businesses in the first half of 2001.

    Income from operations increased to $15.1 million for the three months ended September 30, 2001 from $8.7 million for the corresponding 2000 period, inclusive of the $0.9 million restructuring charge reversal in the third quarter of 2000. Income from operations from Covance's early and late-stage development segments totaled $12.5 million and $9.0 million, respectively, for the three months ended September 30, 2001, compared to $11.4 million and $4.5 million, respectively, for the three months ended September 30, 2000.

    On a pro forma basis, income from operations increased 112.7% to $15.1 million for the three months ended September 30, 2001 from $7.1 million for the corresponding 2001 period. Also on a pro forma basis, as a percentage of pro forma net revenues, pro forma income from operations increased to 7.7% for the three months ended September 30, 2001 from 3.9% for the corresponding 2000 period. On a pro forma basis, income from operations from Covance's late-stage development segment totaled $9.0 million and $2.8 million, for the three months ended September 30, 2001 and 2000, respectively. The significant increase in late-stage development pro forma operating income was primarily due to return to profitability in Phase III clinical services, margin growth in Phase IV services, stronger central laboratory margins in Europe and decreased spending on internet initiatives.

    Other expense, net decreased $5.7 million to $0.1 million for the three months ended September 30, 2001 from $5.8 million for the corresponding 2000 period, primarily due to a decrease in interest expense of $5.1 million resulting from a decrease in the weighted average borrowings under our long-term credit facility resulting from the divestitures previously mentioned, as well as positive cash flows in 2001.

    Covance's effective tax rate for the three months ended September 30, 2001 increased to 39.4% from 38.9% for the corresponding 2000 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period due to the changes in the geographic distribution of its pre-tax earnings.

    Net income increased to $9.1 million for the three months ended September 30, 2001 from $1.8 million for the corresponding 2000 period, inclusive of the after tax impact of the restructuring charge reversal recorded in the third quarter of 2000. On a pro forma basis, net income increased 185.0% to $9.1 million for the three months ended September 30, 2001 from $3.2 million for the corresponding 2000 period.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000. Net revenues increased 2.3% to $651.5 million for the nine months ended September 30, 2001 from $636.7 million for the corresponding 2000 period, as the 2000 period includes revenues from Covance's biomanufacturing and packaging operations which were divested in 2001. Pro forma net revenues increased 8.6% to $595.9 million for the nine months ended September 30, 2001 from $548.9 million for the corresponding 2000 period. Excluding the impact of foreign exchange rate variances between both periods, pro forma net revenues increased 10.2% as compared to the corresponding 2000 period. Net revenues from Covance's early development services grew 8.2%, or 9.2% excluding the impact of foreign exchange rate variances between both periods. Our toxicology service offering is the primary contributor to the growth in net revenues. Net revenues from Covance's late-stage development services decreased 0.7%. Pro forma net revenues from Covance's late-stage development segment increased 8.8%, or 10.1% excluding the impact of foreign exchange rate variances between both periods. Late-stage development revenue growth is primarily attributable to our central laboratory, and Phase III and IV clinical services.

    Cost of revenue increased 3.3% to $473.7 million or 72.7% of net revenues for the nine months ended September 30, 2001 from $458.6 million or 72.0% of net revenues for the corresponding 2000 period. Gross margins declined to 27.3% for the nine months ended September 30, 2001 from 28.0% for the corresponding 2000 period. The reduction in gross margins is attributable to a number of factors, including increased investment spending on internet initiatives and bioanalytical services as compared to the corresponding 2000 period, and lower volume in our North American central laboratory during 2001 due to increased program cancellations during 2000.

    Overall, selling, general and administrative expenses decreased 2.9% to $94.7 million for the nine months ended September 30, 2001 from $97.5 million for the corresponding 2000 period. As a percentage of net revenues, selling, general and administrative expenses decreased to 14.5% for the nine months ended September 30, 2001 from 15.3% for the corresponding 2000 period.

    Depreciation and amortization decreased 9.8% to $36.6 million or 5.6% of net revenues for the nine months ended September 30, 2001 from $40.6 million or 6.4% of net revenues for the corresponding 2000 period, due primarily to the divestiture of our capital intensive biomanufacturing and packaging businesses in the first half of 2001.

    In the second quarter of 2001, Covance recorded a pre-tax restructuring charge totaling approximately $8.2 million ($5.0 million net of tax). The charge consisted of approximately $6.5 million in asset write-offs in June 2001, and approximately $1.6 million in severance and related benefits in connection with the elimination of approximately 30 redundant Nexigents positions. Severance payments began in August 2001 and will continue through 2002. Approximately $1.0 million remains accrued at September 30, 2001.

    Income from operations increased 46.1% to $38.3 million for the nine months ended September 30, 2001 from $26.2 million for the corresponding 2000 period. Income from operations from Covance's early and late-stage development segments totaled $35.0 million and $22.5 million, respectively, for the nine months ended September 30, 2001, and $37.0 million and $9.2 million, respectively, for the nine months ended September 30, 2000.

    Pro forma income from operations increased 12.2% to $44.2 million for the nine months ended September 30, 2001 from $39.4 million for the corresponding 2000 period. As a percentage of pro forma net revenues, pro forma income from operations increased to 7.4% for the nine months ended September 30, 2001 from 7.2% for the corresponding 2000 period. Pro forma income from operations from Covance's early development segment totaled $35.6 million and $37.0 million, for the nine months ended September 30, 2001 and 2000, respectively. Pro forma income from operations from Covance's late-stage development segment totaled $27.8 million and $22.4 million for the nine months ended September 30, 2001 and 2000, respectively. The reduction in early development pro forma operating income was primarily due to increased investment spending on our bioanalytical service offering. The increase in late-stage development pro forma operating income was due to the return to profitability experienced in Phase III, margin growth in Phase IV and stronger European central laboratory margins experienced during 2001 which more than offset lower volume in our North American central laboratory during 2001 (due to program cancellations during 2000) and increased investment spending on internet initiatives during the first half of 2001.

    Other expense, net includes a $30.8 million net pre-tax gain on the sales of Packaging and Biomanufacturing in 2001. Excluding this gain, other expense, net decreased $6.4 million to $6.8 million for the nine months ended September 30, 2001 from $13.2 million for the corresponding 2000 period, primarily due to a decrease in interest expense of $6.2 million resulting from a decrease in the weighted average borrowings under our long-term credit facility resulting from the divestitures as previously mentioned, as well as positive cash flows in 2001.

    Covance's effective tax rate for the nine months ended September 30, 2001 increased to 38.8% from 38.7% for the corresponding 2000 period. Since Covance operates on a global basis, its effective tax rate is subject to variation from period to period due to the changes in the geographic distribution of its pre-tax earnings.

    Net income was $38.1 million for the nine months ended September 30, 2001 versus $8.0 million for the corresponding 2000 period. Pro forma net income increased 13.9% to $25.4 million for the nine months ended September 30, 2001 from $22.3 million for the corresponding 2000 period.


Liquidity and Capital Resources

    On June 28, 2001, Covance replaced its credit facility with a new $150.0 million senior revolving credit facility which expires in June 2004. Covance's primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Covance believes cash from operations and available borrowings under its new credit facility will provide sufficient liquidity for the foreseeable future. At September 30, 2001 and December 31, 2000, there was $10.0 million and $224.0 million, respectively, of outstanding borrowings and $0.9 million and $0.8 million, respectively, of outstanding letters of credit, under the credit facilities. Interest on all outstanding borrowings under Covance's long-term revolving credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin and approximated 7.35% and 7.04% per annum for the nine month periods ended September 30, 2001 and 2000, respectively. Costs associated with replacing the credit facility consisting primarily of bank fees totaling $1.7 million are being amortized over the three year facility term.

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

    During the nine months ended September 30, 2001, Covance's operations provided net cash of $40.8 million, an increase of $18.9 million from the corresponding 2000 period. Cash flows from net earnings adjusted for non-cash activity provided $62.4 million for the nine months ended September 30, 2001, up $9.1 million or 17.1% from the corresponding 2000 period. The change in net operating assets used $21.5 million and $31.4 million in cash during the nine months ended September 30, 2001 and 2000, respectively, primarily due to a decrease in accrued liabilities and an increase in accounts receivable offset by an increase in unearned revenue during the nine months ended September 30, 2001, and an increase in accounts receivable offset by an increase in unearned revenue during the nine months ended September 30, 2000. Covance's ratio of current assets to current liabilities was 1.56 at September 30, 2001, and 0.78 at December 31, 2000 (1.55 on a pro forma basis reflecting borrowings under senior revolving credit facilities as a long-term liability).

    Excluding the $251.1 million in proceeds from the sales of Packaging and Biomanufacturing, investing activities for the nine months ended September 30, 2001 used $38.7 million compared to $75.4 million for the corresponding 2000 period. Capital spending for the first nine months of 2001 totaled $38.8 million, primarily for outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees, compared to $75.0 million for the corresponding 2000 period. Investing activities for the nine months ended September 30, 2000 included cash payments of contingent purchase price totaling approximately $0.9 million in connection with prior acquisitions.


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

New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of this statement, which for Covance will be January 1, 2002. Covance is in the process of evaluating the disclosure requirements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      (1) Exhibit 10.A - Covance Inc. Variable Compensation Plan Effective January 1, 2001.

(b)   Reports on Form 8-K

      During the three month period ended September 30, 2001, one report on Form 8-K was filed. The report, dated August 14, 2001, was filed amending a report dated June 15, 2001 reporting the completion of the sale of Covance's biomanufacturing business to Akzo Nobel's pharma business unit Diosynth.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COVANCE INC.


Dated: November 2, 2001                 By: /s/ Christopher A. Kuebler
                                            ------------------------------------
                                                Christopher A. Kuebler
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                            Title                                  Date

/s/ Christopher A. Kuebler
----------------------------
    Christopher A. Kuebler        Chairman of the Board, President            November 2, 2001
                                  and Chief Executive Officer
                                  (Principal Executive Officer)


/s/ William E. Klitgaard
----------------------------
    William E. Klitgaard          Corporate Senior Vice President             November 2, 2001
                                  and Chief Financial Officer
                                  (Principal Financial Officer)


/s/ Michael Giannetto
----------------------------
    Michael Giannetto             Corporate Vice President and Controller     November 2, 2001
                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit       Description
-------       -----------

10.A          Covance Inc. Variable Compensation Plan Effective January 1, 2001.