Form 10-K405
period 2001-12-31
COVANCE INC
filed 2002-03-04
CIK 1023131

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                         Commission File Number: 1-12213

                            -------------------------

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

                             ----------------------

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

                              ---------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of February 11, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,046,361,375 (based on the closing price of the Company's Common Stock on the New York Stock Exchange on February 11, 2002 of $17.49).

         As of February 11, 2002, the Registrant had 60,186,368 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

         The Company's definitive Proxy Statement is incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

================================================================================

                                     PART I


Item 1.  Business


General

         Covance Inc. is a leading contract research organization providing a wide range of product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. We also provide laboratory testing services to the chemical, agrochemical and food industries. The services Covance provides constitute two segments for financial reporting purposes: early development services which includes preclinical and Phase I clinical service capabilities, and late-stage development services which includes central laboratory, clinical development, commercialization and other clinical support services. We believe Covance is one of the largest biopharmaceutical contract research organizations, based on annual net revenues, and one of a few that are capable of providing comprehensive global product development services. Covance maintains offices in 16 countries.

         During 2001, Covance completed two divestitures. In February 2001, Covance sold its pharmaceutical packaging business, which offered full-service contract drug packaging services for clinical trials, for the aggregate amount of $137.5 million. In June 2001, Covance sold its biomanufacturing unit, Covance Biotechnology Services Inc., which manufactured recombinant proteins for biotechnology and pharmaceutical clients, for the aggregate amount of approximately $190 million, including the assumption of debt and other liabilities. Primarily as a result of these divestitures, Covance substantially reduced debt, improved its cash flow and is now focused on its core services.

Business Strategy

         Contract research organizations like Covance typically derive substantially all of their revenue from the research, development and marketing expenditures of the pharmaceutical, biotechnology and medical device industries. Although many companies in these industries traditionally have performed most of their product development services internally, we believe that outsourcing of these services has increased in the past, and will increase in the future, because of several factors. In our view, these factors include pressures to contain costs, to overcome limitations on internal capacity, to speed the process of evaluating and developing new drugs, to perform research relating to new drugs in multiple countries simultaneously, to respond to increasingly stringent government regulation in various countries, and to take advantage of expertise that many potential customers lack internally. Moreover, we believe the investment and amount of time required to develop new drugs has been increasing, and that these trends create an opportunity for a company that can help speed the drug development process or make the process of drug development more efficient.

         Our strategy is to meet the needs for outsourcing and to speed and improve the drug development process by developing and delivering innovative services that apply science and technology to capture, manage and integrate a vast array of data in near real time. We believe our broad knowledge base in drug development, our distinctive core capabilities, and our access to a global investigator network enable us to create unique value for our customers. By building on these strengths, we believe we can improve decision-making, increase success rates and reduce the time and cost of drug development by providing data faster and more efficiently to clients.

         As an example of our efforts, in early development services we seek to leverage our leading market position to capitalize on the growing need for better screening, candidate selection and safety and efficacy evaluation. Examples of this include expansion of our toxicology capacity and utilization of our central laboratory logistics expertise to develop our new bioanalytical services offering. We are globalizing processes and web-enabling client data access to accelerate drug development timelines, reduce costs and improve quality.

         In our market leading position in central laboratories, we plan to augment our share of the central laboratory market by combining our strengths in logistics and data management to provide sponsors with quality lab data in near real time. We are also strengthening our offerings of central diagnostics and interactive voice response services in support of clinical trials, utilizing our common technology platforms and building new specialty services, such as pharmacogenomics and imaging services, which leverage our core capabilities.

         Information Technology. An important part of our effort to provide better data faster and more efficiently is our technology strategy. We intend to capitalize on our investments in carefully selected hardware and software products, high availability standardized global systems and networks and over 500 trained information systems professionals to provide processes and solutions for both employees and clients to meet the changing demands of drug development. We are pursuing the development and implementation of internet-based systems that may reduce the time and cost of drug development. In 2001, we introduced new internet based products including the following. Study Tracker (TM) is a client access product which permits customers of toxicology services to review study data and schedules on a near real time basis. LabLink(TM) is a client access program that allows customers of central laboratory services to review and query lab data on a near real time basis. Trial Tracker(R) is a newly web-enabled clinical trial project management and tracking tool which is intended to allow both employees and customers of our late-stage clinical business to review and manage all aspects of clinical trial projects. We continue to pursue new innovative systems and use those systems to improve the provision of drug development data to our customers.

         Geographic Expansion. We believe that it is important to provide our full range of drug research and development services on a global basis, especially given industry trends to conduct clinical trials in multiple countries simultaneously. We have offices, regional monitoring sites, and laboratories in over 29 locations in 16 different countries and conduct field work in many other countries. We believe we are a leader among contract research organizations in our ability to deliver services globally. Currently, approximately 34% of our employees are based outside of the United States. We intend to continue our strategy of establishing new or enhancing existing operations in significant pharmaceutical and biotechnology markets.

         Acquisitions. In addition to internal development, we seek to make strategic acquisitions that are complementary to our existing services and that expand our ability to serve our clients. We expect such acquisitions to enhance our existing services either qualitatively or geographically or to add new services that can be integrated with our existing services.

Services

         The services we provide constitute two segments for financial reporting purposes: (1) early development services, which includes preclinical services and Phase I clinical services, and (2) late-stage development, which includes central laboratory, clinical development, commercialization services and other support services.

Early Development

         Our early development services include preclinical services and Phase I clinical services. Although these are separate services, they are frequently combined in joint service products. Our preclinical group works closely with the Phase I operations of early development services and clinical development services to minimize product development time and provide clients with early data on the safety and efficacy of new molecules. This data allows clients to make an early decision about whether to continue, modify or cease their development programs. Also, our Strategic Consultancy Group, operating in Europe and the United States, has built an integrated process and team drawn from both our preclinical and early clinical areas to successfully reduce the time from preclinical testing to the first in human studies. The Strategic Consultancy Group researches a compound from initial preclinical evaluation through its first dosing in humans, including the filing and attainment of an Investigational New Drug application.

Preclinical Services
--------------------

         Our preclinical services include toxicology services and pharmaceutical and related chemistry services. Our preclinical area has been a source of innovation by introducing new technologies for client access to data such as Study Tracker, electronic animal identification, multimedia study reports, and animal and test tube measures of induced cell proliferation or reproduction. We have four major laboratories, located in Madison, Wisconsin and Vienna, Virginia in the United States and Harrogate, United Kingdom and Muenster, Germany in Europe, new bioanalytical laboratories in the United States in Indianapolis, Indiana and Chantilly, Virginia, and an administrative and sales office in Tokyo, Japan. In 2001, we commenced a significant expansion of our Madison, Wisconsin facility. In 2002, we plan to commence the expansion of our Harrogate, United Kingdom facility.

         Toxicology. Our preclinical toxicology services include in vivo toxicology studies, which are studies of the effects of drugs in animals, and genetic toxicology studies, which include studies of the effects of drugs on chromosomes, as well as on genetically modified mice. We offer immunotoxicology services in which we assess the impact of drugs or chemicals on the structure and function of the immune system. Our immunotoxicology and cell culture laboratory features online data capture capabilities and Good Laboratory Practices compliant instrumentation monitoring systems.

         Research Products. We provide purpose-bred animals for biomedical research. These research animals are required by pharmaceutical and biotechnology companies, university research centers and contract research organizations as part of their preclinical animal safety and efficacy testing. Through a variety of processes, technology and specifically constructed facilities, we provide purpose-bred, pre-acclimated and specific pathogen free animals that meet our clients' rigorous quality control requirements.

         Our preclinical research facilities strive to maintain strong procedures in accordance with applicable government regulations, various accrediting bodies and our own internal policies for the quarantine and handling of animals, including imported animals such as primates.

         Polyclonal and Monoclonal Antibodies. We provide custom polyclonal and monoclonal antibody services for research purposes. Monoclonal antibodies recognize only one type of virus or bacteria, while polyclonal antibodies are a group of antibodies each of which recognize different parts of a virus or bacteria. We also offer research services to the medical device industry and provide preclinical evaluations and services in the area of applied immunology, which is research relating to the immune process.

         Pharmaceutical Chemistry. In our pharmaceutical chemistry services, we determine the metabolic profile and bioavailability of drug candidates. We also provide laboratory testing services to the chemical, agricultural chemical and food industries. We offer a complete range of services to agricultural chemical manufacturers to determine the potential risk to humans, animals and the environment from plant protection products such as pesticides. We also offer a broad range of services to the food and neutraceutical industries, including nutritional analysis and nutritional content fact labels.

         BioLink(R). In 2000, we introduced our BioLink service offering. This bioanalytical testing service, which is focused in our new 35,000 square foot bioanalytical laboratory in Indianapolis, Indiana and in our new facility in Chantilly, Virginia, helps determine the appropriate dose and frequency of drug application from late discovery evaluation through Phase III clinical testing. Covance provides these services on a full-scale, globally integrated basis, and operates many mass spectrometry instruments globally, providing sufficient capacity to meet deadlines and turnaround times for large clinical sample sets. In addition to state-of-the-art technology, equipment and processes, BioLink operations are supported by an experienced staff of scientific and technical experts who advise on method design, evaluation and regulatory issues, and enhance timely and accurate communications with clients.

Phase I Clinical Services
-------------------------

         We provide Phase I clinical services, especially including first-in-human trials of new pharmaceuticals, at our clinics in Madison, Wisconsin, and Leeds, United Kingdom.

Late-Stage Development

Central Laboratory Services
---------------------------

         We believe that the ability to provide high quality and sophisticated central laboratory services is a differentiating advantage for Covance. We have three laboratories located in the United States, Switzerland and Singapore that provide central laboratory services to biotechnology and pharmaceutical customers. We provide central laboratory services on a global basis. In 2000, we opened a new wholly owned laboratory in Singapore expanding our global reach and complimenting our existing contractual arrangements; one with a leading South African laboratory and the other with a leading Australian laboratory. Each of these relationships allows us to combine the testing capabilities of the laboratory with our own proprietary systems. These facilities provide clients the flexibility to conduct studies on a multinational and simultaneous basis. We believe that our ability to capture, manage and manipulate this data provides us with a significant competitive advantage. The data we provide is combinable because we use consistent laboratory methods, the same reagent manufacturers and identical equipment calibration and clinical trial reference ranges. Combinable data eliminates the cumbersome process of statistically correlating results generated under different methods and different laboratories on different equipment.


         We employ a proprietary clinical trials management system that enables us to enter a sponsor's protocol requirements directly into our database. This system coordinates many aspects of clinical trials including:

         o constructing the drug kits that will go to the investigational sites and the requisition forms for additional drug kits;

         o facilitating proper laboratory specimen collection from the investigational sites;

         o sequencing of study participants visits and investigator ordering of additional tests, ensuring that all demographic data is complete and accurate; and

         o producing the client reports that are customized to their specifications.

         The laboratory data can be easily audited because all laboratory data can be traced to source documents. In addition, the laboratories are capable of delivering customized data electronically within 24 hours of test completion.

Clinical Development Services
-----------------------------

         We offer a comprehensive range of clinical trial services, including Phase II through III clinical studies. We have extensive experience in a number of therapeutic areas, including the following:

         o        oncology;

         o        infectious diseases including AIDS;

         o        diseases of the cardiovascular and central nervous system; and

         o        diseases of the endocrine and respiratory systems.

         We have extensive experience in managing small, medium and large trials in the United States, Europe and in many other parts of the world. These trials may be conducted separately or simultaneously as part of a multinational development plan. We can manage every aspect of clinical trials from clinical development plans and protocol design to New Drug Applications, among other supporting services.

         We provide the following core services either on an individual or aggregated basis to meet clients needs.

         o        Study Design and Modeling;

         o        Study Orchestration;

         o        Trial Logistics;

         o        Enablement of Study Site Performance;

         o        Clinical Data Management and Biostatistical Analysis; and

         o        Medical Writing and Regulatory Services.

Other Support Services
----------------------

         Central Diagnostics. Our ability to collect and centralize clinical trial data is enhanced by our central diagnostics service offerings which include the capture and interpretation of electrocardiograms. Electrocardiogram analysis, one of the most frequently used tools in clinical trials, is included in more than one-half of clinical trials as part of the study protocol. We distribute a proprietary hand-held electrocardiogram device to clinical trial sites. The device can be used anywhere in the world and collects the data, performs a real-time quality check, and transmits the information by telephone to a full-time central operations center where cardiologists read the results. In 1999, Covance introduced ambulatory cardiac monitoring capabilities, often referred to as Holter monitoring. Holter monitoring involves the ambulatory monitoring of cardiac activity and permits long-term monitoring - often 24 to 48 hours as opposed to the ten seconds of data typically provided by stationary ECGs, and therefore may reveal certain conditions which may not be discovered by a stationary ECG.

         In June 2000, we opened a centralized imaging center to meet a growing pharmaceutical industry need for imaging to document clinical efficacy and safety. Centralized imaging is a series of processes and procedures used to collect and analyze image-enabled data from clinical trials.

         Pharmacogenomic Testing Services. Covance offers pharmacogenomic testing technologies in conjunction with our central laboratory services. These technologies focus on the rapid identification of normal variance in human gene sequences and testing for these variances in clinical trial populations. In 1999, Covance entered into a collaborative agreement with Variagenics, Inc. relating to pharmacogenomic testing, and Variagenics has developed a number of genotyping assays for incorporation into clinical drug designs pursuant to this agreement. We anticipate that the use of genetic variation during drug development will facilitate the adjustment of treatment regimens and improve disease definition.

         Interactive Voice Response Services. To expedite the drug development process and to help reduce costs, we created a proprietary interactive trial management system. This system uses touch-tone telephone technology for data entry purposes and assists our clients in managing clinical trials on a real time basis and in reducing product waste with just-in-time inventory processing. This system is multi-lingual and is available world-wide through toll-free numbers 24 hours per day, seven days per week. The most frequently used functions include patient screening, patient enrollment, patient randomization, drug assignments, drug inventory management, unblinding, discontinuations and patient diaries. Clients can realize substantial cost savings through this information technology, by reducing and better managing clinical supply requirements and controlling waste. In addition, real time data access expedites the clinical trial process by offering clients precise and accurate information for quick analysis. We offer this system both in conjunction with clinical trials we conduct and as a stand-alone service.

Commercialization Services
--------------------------

         Periapproval Services. Periapproval trials are studies conducted "around approval", generally after a drug has successfully undergone clinical efficacy and safety testing and the New Drug Application has been submitted to the Food and Drug Administration ("FDA"). We offer a range of periapproval services, including:

         o        Treatment Investigational New Drug applications;

         o Phase IIIb clinical studies, which involve studies conducted after New Drug Application submission, but before regulatory approval is obtained;

         o Phase IV clinical studies which are studies conducted after initial approval of the drug; and

         o other types of periapproval studies such as post-marketing surveillance studies, product withdrawal support services, and prescription to over-the-counter switch studies.

         We also field and process telephone calls and inquiries relating to adverse experiences with a drug while we perform the safety services in the context of periapproval studies. We have also increased our focus on offering these services on a stand alone basis.

         Health Economics and Outcomes Services. We offer a wide range of health economics services, including outcomes and pharmacoeconomic studies, reimbursement planning and reimbursement advocacy programs. Pharmaceutical, biotechnology and medical device manufacturers purchase these services from us to help optimize their return on research and development investments. These services provide our clients with information as to the economic impact of drugs for the purpose of enhancing the economic performance of providers' medical practices.

Customers and Marketing

         We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 2001, we served in excess of 300 biopharmaceutical companies, including the world's largest pharmaceutical companies and biotechnology companies.

         While no single customer accounts for more than ten percent of our aggregate net revenues, we have two customers accounting for more than five but less than ten percent of our revenues, and our top five customers account for approximately 23 percent of our net revenues. Our late-stage development segment has one customer which accounts for approximately 11 percent of the aggregate net revenues of that segment and has two customers which each account for more than five but less than ten percent of the aggregate net revenues of that segment. Our early development segment has no customer accounting for more than five percent of its aggregate net revenues.

         For net revenues from external customers and assets attributable to each of our business segments for the last three fiscal years, please review
Note 12 to the audited consolidated financial statements included elsewhere in this Annual Report.

         For net revenues from external customers and long-lived assets attributable to operations in the United States, United Kingdom, Switzerland and other countries for each of the last three fiscal years, please review Note 13 to the audited consolidated financial statements included elsewhere in this Annual Report.

         Our global sales activities are conducted by sales personnel based in our operations in the United States, Canada, Europe, Australia, Japan and Singapore. Most of our business development personnel have technical or scientific backgrounds. Our sales force consists primarily of account executives and account managers who are each responsible for optimizing business opportunities for specific clients and fostering long-term relationships.

Contractual Arrangements

         Most of our contracts with our clients are either fixed price, or fee-for-service with a cap. To a lesser extent, some of our contracts are fee-for-service without a cap. In cases where the contracts are fixed price, we generally bear the cost of overruns, but we benefit if the costs are lower than we anticipated. In cases where our contracts are fee-for-service with a cap, the contracts contain an overall budget for the trial based on time and cost estimates. If our costs are lower than anticipated, the customer keeps the savings, but if our costs are higher than estimated, we are responsible for the overrun unless the increased cost is a result of a change requested by the customer, such as an increase in the number of patients to be enrolled or the type or amount of data to be collected. Contracts may range from a few months to several years depending on the nature of the work performed. In some cases for multi-year contracts, a portion of the contract fee is paid at the time the study or trial is started with the balance of the contract fee payable in installments upon the achievement of milestones over the study or trial duration. For example, in clinical and periapproval trials, installment payments may be related to investigator recruitment, patient enrollment or delivery of a database.

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

         We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog. Although backlog can provide meaningful information to our management with respect to a particular study where study-specific information is known, such as study duration, performance clauses and other study-specific contract terms, we believe that our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons, including the following. First, studies vary in duration. For instance, some studies that are included in 2001 year end backlog may be completed in 2002, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated, reduced in scope or delayed at any time by the client or regulatory authorities. Terminations or delays can result from a number of reasons. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. Based upon the foregoing, our aggregate backlog at December 31, 2001 and December 31, 2000 was $1,013 million and $996 million, respectively (of which $ 101 million on December 31, 2000, related to our biomanufacturing operations which have since been divested).

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

         There is competition among the larger contract research organizations for customers on the basis of many factors, including the following:

         o        reputation for on-time quality performance;

         o        expertise and experience in specific areas;

         o        scope of service offerings;

         o        strengths in various geographic markets;

         o        price;

         o technological expertise and efficient drug development processes;

         o ability to acquire, process, analyze and report data in a time-saving and accurate manner;

         o ability to manage large-scale clinical trials both domestically and internationally;

         o expertise and experience in health economics and outcomes services; and

         o        size.

         We believe that we compete favorably in these areas.

Government Regulation

         Our laboratory services are subject to various regulatory requirements designed to ensure the quality and integrity of the testing and manufacturing processes. The industry standards for conducting preclinical laboratory testing are embodied in the Good Laboratory Practice (GLP) and Good Manufacturing Practice (GMP) regulations and for central laboratory operations in the Clinical Laboratory Improvement Amendments of 1988. Our central laboratories in Indianapolis and Switzerland have also been certified by the College of American Pathologists. The standards of GLP and GMP are required by the FDA, by the Department of Health in the United Kingdom and by similar regulatory authorities in other parts of the world. GLP and GMP stipulate requirements for facilities, equipment and professional staff. The regulations require standardized procedures for conducting studies including procedures for recording and reporting data and for retaining appropriate records. To help satisfy its compliance obligations, Covance has established quality assurance controls at its laboratory facilities which monitor ongoing compliance with GLP and GMP regulations and the Clinical Laboratory Improvement Amendments, as applicable, by auditing test data and conducting inspections of testing procedures.

         Our clinical services are subject to industry standards for the conduct of clinical research and development studies that are embodied in the regulations for Good Clinical Practice (GCP). The FDA and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP. These regulations require, but are not limited to, the following:

         o complying with specific requirements governing the selection of qualified investigators;

         o        obtaining specific written commitments from the investigators;

         o verifying that appropriate patient informed consent is obtained;

         o ensuring adverse drug reactions are medically evaluated and reported;

         o        monitoring the validity and accuracy of data;

         o        verifying drug or device accountability;

         o        review by independent review boards;

         o instructing investigators and studies staff to maintain records and reports; and

         o permitting appropriate governmental authorities access to data for their review.

         We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities in other parts of the world. As with GLP and GMP, noncompliance with GCP can result in the disqualification of data collection during the clinical trial.

         Covance's standard operating procedures are written in accordance with regulations and guidelines appropriate to the region and the nation where they will be used. We strive to perform all clinical research in accordance with the International Conference on Harmonization-Good Clinical Practice Guidelines, and the requirements of the applicable country. Although the U.S. is a signatory to these guidelines, the FDA has not adopted all of these guidelines as statutory regulations, but has currently adopted them only as guidelines. From an international perspective, when applicable, we have implemented common standard operating procedures across regions to assure consistency whenever it is feasible and appropriate to do so.

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

         The use of controlled substances in testing for drugs with a potential for abuse is regulated in the United States by the U.S. Drug Enforcement Administration. All Covance laboratories using controlled substances for testing purposes are licensed by the U.S. Drug Enforcement Administration.

         Our United States laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. All of our laboratories are subject to applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. Although we believe that Covance is currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject Covance to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

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

Intellectual Property

         We have developed certain computer software and technically derived procedures and products related to certain procedures that provide separate services and are intended to maximize the quality and effectiveness of our services. Although our intellectual property rights are important to our results of operations, we believe that such factors as the technical expertise, knowledge, ability and experience of our professionals are more important, and that, overall, these technological capabilities provide significant benefits to our clients.

Employees

         At December 31, 2001, we had approximately 7,200 employees, approximately 34% of whom are employed outside of the United States. Approximately 6,600 of our employees are full time employees, 25 of our employees hold M.D. degrees, 144 hold Ph.D. degrees, and 287 hold masters or other postgraduate degrees. We believe that Covance's relations with its employees are good.

Item 2.  Properties

         Covance both owns and leases its facilities. Covance owns substantial facilities in Madison, Wisconsin, in Vienna, Virginia, in the United Kingdom in Harrogate and Leeds, and in Muenster, Germany for its early development services. Covance leases substantial facilities in Indianapolis, Indiana and in Geneva, Switzerland for its central laboratory services and leases facilities in Indianapolis, Indiana and Chantilly, Virginia for its bioanalytical services. Covance leases substantial facilities for its clinical development services in the United States in Princeton, New Jersey, and in the United Kingdom in Maidenhead and Horsham. Covance also owns or leases other facilities in the United States, Canada, Europe, Asia and Latin America. Covance believes that its facilities are adequate for its operations and that suitable additional space will be available when needed.

         For additional information, please see Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report.

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

         Quarter                                               High        Low
         -------                                               ----        ---

         First Quarter 2000...............................    $16.375    $ 9.813
         Second Quarter 2000..............................    $11.750    $ 6.500
         Third Quarter 2000...............................    $14.000    $ 7.500
         Fourth Quarter 2000..............................    $11.875    $ 6.625
         First Quarter 2001...............................    $15.500    $10.375
         Second Quarter 2001..............................    $22.750    $11.600
         Third Quarter 2001...............................    $25.500    $15.290
         Fourth Quarter 2001..............................    $23.490    $14.800

         As of February 11, 2002, there were 6,652 holders of record of Covance's common stock.

         Covance has not paid any dividends during 2001 or 2000. Covance does not currently intend to pay dividends in the foreseeable future, but rather, intends to reinvest earnings in its business. Covance is also subject to certain restrictions on its ability to pay dividends on its common stock by certain covenants contained in a credit agreement to which Covance is a party.

Item 6.  Selected Financial Data

         The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 2001, 2000, 1999, 1998 and 1997. This data has been derived from the audited consolidated financial statements of Covance. You should read this selected historical consolidated financial data in conjunction with Covance's audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report. Historical consolidated financial data may not be indicative of Covance's future performance. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The information provided below is on an "as reported" basis and has not been restated to exclude the results of our biomanufacturing and packaging operations, which were divested on June 15, 2001 and February 14, 2001, respectively. The information below also includes special charges recorded during all periods presented, as well as the net gain on sale of businesses recorded during 2001. Certain of the information below has been presented on a pro forma basis (excluding the results of Biomanufacturing and Packaging, the gain/(loss) reported in connection with these divestitures, and special charges) in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results" and in Note 14 to the consolidated financial statements included elsewhere in this Annual Report.

                                                                             Year Ended December 31,
                                                      ---------------------------------------------------------------------
                                                         2001            2000            1999           1998         1997
                                                      ---------       ---------       ---------      ---------    ---------
                                                                  (Dollars in thousands, except per share data)

Income Statement Data:
Net revenues ......................................   $ 855,877(a)    $ 868,087(a)    $ 828,980      $ 731,574    $ 590,651
Costs and expenses:
  Cost of revenue .................................     618,119         625,595         553,283        484,128      389,785
  Selling, general and administrative .............     127,211         131,158         128,003        117,844       92,329
  Depreciation and amortization ...................      47,719          54,200          48,147         37,723       30,877
  Special charges(b) ..............................       8,178(b)       12,514(b)       12,968(b)          --           --
                                                      ---------       ---------       ---------      ---------    ---------
    Total .........................................     801,227         823,467         742,401        639,695      512,991
                                                      ---------       ---------       ---------      ---------    ---------
Income from operations ............................      54,650(a)       44,620(a)       86,579         91,879       77,660
                                                      ---------       ---------       ---------      ---------    ---------
Other (income) expense, net:
  Interest expense, net ...........................       6,848          19,051          10,062          7,361        8,314
  Foreign exchange transaction losses .............         263             598              57            373          167
  Net gain on sale of businesses ..................     (30,803)(c)          --              --             --           --
                                                      ---------       ---------       ---------      ---------    ---------
    Other (income) expense, net ...................     (23,692)         19,649          10,119          7,734        8,481
                                                      ---------       ---------       ---------      ---------    ---------
Income before taxes and equity investee results ...      78,342          24,971          76,460         84,145       69,179
Taxes on income ...................................      30,442           9,735          30,642         35,099       29,367
Equity investee loss ..............................          --              --              --            438           58
                                                      ---------       ---------       ---------      ---------    ---------
Net income ........................................   $  47,900(a)    $  15,236(a)    $  45,818      $  48,608    $  39,754
                                                      =========       =========       =========      =========    =========
Basic earnings per share ..........................   $    0.81       $    0.27       $    0.78      $    0.84    $    0.69
Diluted earnings per share ........................   $    0.79(a)    $    0.27(a)    $    0.78      $    0.83    $    0.69

Balance Sheet Data:
Working capital ...................................   $  97,710       $ (98,710)      $ 102,247      $  81,488    $  59,488
Total assets ......................................   $ 612,028       $ 771,091       $ 689,721      $ 589,333    $ 483,128
Long-term debt ....................................   $  15,000       $  17,224       $ 208,724      $ 149,909    $ 132,423
Stockholders' equity ..............................   $ 344,945       $ 265,751       $ 252,059      $ 220,933    $ 156,171

Other Financial Data:
Gross margin ......................................        27.8%           27.9%           33.3%          33.8%        34.0%
Operating margin ..................................         6.4%            5.1%           10.4%          12.6%        13.1%
Net income margin .................................         5.6%            1.8%            5.5%           6.6%         6.7%

Current ratio .....................................        1.43            0.78            1.51           1.42         1.35
Debt to capital ...................................        0.04            0.49            0.48           0.42         0.48
Book value per share ..............................        5.77            4.60            4.42           3.81         2.71
Net days sales outstanding ........................          41              54              52             55           48

------------
(a)  Excluding 1) the results of our packaging and biomanufacturing operations,
     2) reduced interest expense from the applications of the net proceeds from these divestitures to reduce outstanding indebtedness, 3) the net gain recorded in connection with these divestitures, and 4) special charges, net revenues, income from operations, net income and diluted earnings per share would have been $800,265, $60,511, $35,169 and $0.58, respectively in 2001, and $737,276, $48,360, $25,960 and $0.45, respectively in 2000. See
     "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results" and Note 14 to the consolidated financial statements included elsewhere in this Annual Report.
(b) Special charges in 2001 and 2000 consist of restructuring charges totaling $8,178 and $12,514, respectively, and in 1999 consist of merger-related costs totaling $5,249 and a restructuring charge totaling $7,719.
(c) Amount represents the net gain reported on the divestitures of our biomanufacturing and packaging businesses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Covance is a leading contract research organization providing a wide range of product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two segments for financial reporting purposes: early development services (includes preclinical and Phase I clinical); and late-stage development services (includes central laboratory, clinical development, biomanufacturing - through June 15, 2001, commercialization and other clinical support services - including our packaging operations through February 14, 2001). Covance believes it is one of the largest biopharmaceutical contract research organizations, based on 2001 annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to reduce product development time. This enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

         On June 15, 2001, Covance sold its biomanufacturing business ("Biomanufacturing") to Akzo Nobel's pharma business unit, Diosynth, for gross proceeds of $113.6 million, subject to post-closing adjustments, including finalization of the closing balance sheet and earnout provision, in accordance with the Stock Purchase Agreement between Covance and Akzo Nobel, which remains to be resolved between the parties. Covance recognized a loss of $7.5 million ($4.5 million after tax) from this transaction. On February 14, 2001, Covance sold its pharmaceutical packaging business ("Packaging") to Fisher Scientific International Inc. for gross proceeds of $137.5 million. Covance recognized a pre-tax gain of $38.4 million ($24.3 million after tax) from this transaction.

         Historically, a majority of Covance's net revenues have been earned under contracts. These contracts generally range in duration from a few months to two years, but can extend in duration up to five years. Revenue from these contracts is generally recognized under either the percentage of completion method of accounting or as services are rendered or products are delivered, depending upon the nature of the work contracted. Where the percentage of completion method is used, Covance generally measures progress toward completion in terms of units-of-work performed as compared to the total units-of-work contracted. The contracts may contain provisions for renegotiation for cost overruns arising from changes in the scope of work. Renegotiated amounts are included in net revenues when earned and realization is assured. In some cases, for multi-year contracts a portion of the contract fee is paid at the time the trial is initiated. These amounts are deferred and recognized as revenue as services are performed. Additional payments are made based upon the achievement of performance-based milestones over the contract duration. Covance routinely subcontracts with independent physician investigators in connection with either single or multi-site clinical trials. Investigator fees are not reflected in net revenues or expenses since these investigator fees are paid by the customers to Covance on a "pass-through basis" (i.e., without risk or reward to Covance). Most contracts are terminable either immediately or upon notice by the client. These contracts typically require payment to Covance of expenses to wind down a study, payment to Covance of fees earned to date, and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profit that could have been earned by Covance under the contract if it had not been terminated early.

         Covance segregates its recurring operating expenses among three categories: cost of revenue; selling, general and administrative expenses; and depreciation and amortization. Cost of revenue consists of appropriate amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefit charges, other direct costs, and an allocation of facility charges and information technology costs, and excludes depreciation and amortization. Cost of revenue, as a percentage of net revenues, tends and is expected to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving hundreds of studies conducted during any period of time. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs, and excludes depreciation and amortization.

Results of Operations

         Variances explained below are on an "as reported" basis, but also include certain pro forma variances (where so noted) - that is, variances between the years ended December 31, 2001 and 2000, after giving effect to 1) the divestiture of Packaging and Biomanufacturing as if these transactions had occurred on January 1, 2000, and 2) the exclusion of the impact of restructuring charges totaling $8.2 million ($5.0 million net of tax) and $12.5 million ($7.6 million net of tax) recorded in 2001 and 2000, respectively.

         Year Ended December 31, 2001 Compared with Year Ended December 31, 2000. Net revenues decreased 1.4% to $855.9 million for 2001 from $868.1 million for 2000, as the 2000 period includes revenues from Covance's biomanufacturing and packaging operations for the full year, whereas 2001 only includes these revenues through the respective dates of divestiture. Pro forma net revenues increased 8.5% to $800.3 million for 2001 from $737.3 million for 2000. Excluding the impact of foreign exchange rate variances between both periods, pro forma net revenues increased 9.6% as compared to 2000. Net revenues from Covance's early development segment grew 8.3%, or 10.0% excluding the impact of foreign exchange rate variances between both periods, driven primarily by growth in our toxicology service offering. Pro forma net revenues from Covance's late-stage development segment increased 8.7%, or 9.3% excluding the impact of foreign exchange rate variances between both periods. Late-stage development revenue growth is primarily attributable to our European central laboratory and our Phase IV services.

         Cost of revenue decreased 1.2% to $618.1 million or 72.2% of net revenues for the year ended December 31, 2001 from $625.6 million or 72.1% of net revenues for the corresponding 2000 period. Gross margins were 27.8% for the year ended December 31, 2001 and 27.9% for the corresponding 2000 period.

         Overall, selling, general and administrative expenses decreased 3.0% to $127.2 million for 2001 from $131.2 million for 2000. As a percentage of net revenues, selling, general and administrative expenses decreased to 14.9% for 2001 from 15.1% for 2000.

         Depreciation and amortization decreased 12.0% to $47.7 million or 5.6% of net revenues for 2001 from $54.2 million or 6.2% of net revenues for 2000, due primarily to the divestiture of our capital intensive biomanufacturing and packaging businesses in the first half of 2001.

         In June 2001, Covance announced plans to reorganize its internet initiatives subsidiary, Nexigent, integrating Nexigent's newly developed clinical trials service offerings into Covance's core business and reducing Nexigent's infrastructure. Under the plan, Nexigent's service offerings - site activation, study feasibility, electronic data capture, and web-based central laboratory data access - continue to be marketed by Covance's core business units, and Nexigent narrowed its focus, maintaining a small group of technology and business experts to review new drug development technologies and explore licensing opportunities and alliances in this area. Covance recorded a pre-tax restructuring charge in the second quarter of 2001, totaling approximately $8.2 million ($5.0 million net of tax). The charge consisted of approximately $6.5 million in asset write-offs in June 2001, and approximately $1.6 million in severance and related benefits in connection with the elimination of approximately 30 redundant Nexigent positions. Severance payments began in August 2001 and will continue through 2002. Approximately $0.7 million of the severance liability remains accrued at December 31, 2001.

         Income from operations increased 22.5% to $54.7 million for the year ended December 31, 2001 from $44.6 million for the corresponding 2000 period. Income from operations from Covance's early development segment increased $1.6 million or 3.5% to $48.0 million or 15.4% of net revenues for the year ended December 31, 2001 from $46.3 million or 16.1% of net revenues for the corresponding 2000 period. Income from operations from Covance's late-stage development segment increased $7.6 million or 29.8% to $33.2 million or 6.1% of net revenues for the year ended December 31, 2001 from $25.6 million or 4.4% of net revenues for the corresponding 2000 period.

         Pro forma income from operations increased 25.1% to $60.5 million for the year ended December 31, 2001 from $48.4 million for 2000. As a percentage of pro forma net revenues, pro forma income from operations increased to 7.6% for the year ended December 31, 2001 from 6.6% for 2000. Pro forma income from operations from Covance's early development segment totaled $48.6 million and $47.0 million, for the years ended December 31, 2001 and 2000, respectively. Excluding the impact of our bioanalytical service offering, early development operating income growth is 11.6%. Pro forma income from operations from Covance's late-stage development segment totaled $38.4 million and $27.6 million for the years ended December 31, 2001 and 2000, respectively. The increase in late-stage development pro forma operating income was due to the return to profitability experienced in Phase II/III clinical, margin growth in Phase IV services and stronger European central laboratory margins and volume experienced during 2001, which offset lower margins and volume in our North American central laboratory during 2001.

         Other expense, net includes a $30.8 million net pre-tax gain on the sales of Packaging and Biomanufacturing in 2001. Excluding this gain, other expense, net decreased $12.5 million to $7.1 million for 2001 from $19.6 million for 2000, primarily due to a decrease in interest expense of $12.1 million resulting from a decrease in the weighted average borrowings under our long-term credit facility resulting from the divestitures as previously mentioned, as well as positive cash flows in 2001.

         Covance's effective tax rate decreased to 38.9% for 2001 from 39.0% for 2000.

         Net income was $47.9 million for the year ended December 31, 2001 versus $15.2 million for 2000. Pro forma net income increased 35.5% to $35.2 million for the year ended December 31, 2001 from $26.0 million for the corresponding 2000 period.

         Year Ended December 31, 2000 Compared with Year Ended December 31, 1999. Net revenues increased 4.7% to $868.1 million for 2000 from $829.0 million for 1999. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 7.9% in 2000. Net revenues from Covance's late-stage development segment grew 7.9% in 2000 as compared to 12.2% in 1999, excluding the impact of foreign exchange rate variances between both periods. The weakness in late-stage development net revenues was primarily attributable to softness in our clinical development services, resulting from weak new order generation and greater than normal cancellations of development programs by pharmaceutical companies. Net revenues from Covance's more mature early development segment grew 7.9% in 2000 as compared to 14.1% in 1999, excluding the impact of foreign exchange rate variances between both periods. The reduction in growth in early development was primarily a result of softness in certain of our chemistry service offerings. Covance's toxicology business, which accounts for approximately half of all early development revenues, experienced strong demand during 2000.

         Cost of revenue increased 13.1% to $625.6 million or 72.1% of net revenues for the year ended December 31, 2000 from $553.3 million or 66.7% of net revenues for the corresponding 1999 period. Gross margins declined to 27.9% for the year ended December 31, 2000 from 33.3% for the corresponding 1999 period. The reduction in gross margins was attributable to a number of factors. One factor was our clinical development services, which experienced weak new business generation, cancellations and price competition. Another factor was direct costs in our biomanufacturing services. While the increase in biomanufacturing direct costs was planned to meet demand, net revenues, although increasing considerably over the corresponding 1999 period, fell short of budget due to a combination of factors, including facility shutdowns in the first quarter of 2000, subsequent production complications, and efforts directed toward preparing the facility for commercial scale production (resulting in lower utilization of equipment and people in revenue generating activities during 2000). A third factor was increased investment spending on internet initiatives and bioanalytical services. Fourth, we also experienced an increased mix of lower margin studies and increased program cancellations in our central laboratory services during the second half of 2000.

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

         Inclusive of the $12.5 million net restructuring charge recorded in 2000, a $5.2 million one-time merger-related charge incurred in the second quarter of 1999 in connection with the termination of the proposed merger with Parexel International Corporation, and a $7.7 million restructuring charge recorded in the third quarter of 1999, income from operations decreased 48.5% to $44.6 million for the year ended December 31, 2000 from $86.6 million for the corresponding 1999 period. Excluding the impact of these special charges, income from operations decreased 42.6% to $57.1 million, or 6.6% of net revenues, from $99.5 million or 12.0% of net revenues for the corresponding 1999 period. Excluding the impact of these special charges, income from operations from Covance's early development segment decreased $4.7 million or 11.0% to $38.1 million or 13.3% of net revenues for the year ended December 31, 2000 from $42.8 million or 15.7% of net revenues for the corresponding 1999 period, while income from operations from Covance's late-stage development segment decreased $37.7 million or 66.4% to $19.0 million or 3.3% of net revenues for the year ended December 31, 2000 from $56.7 million or 10.2% of net revenues for the corresponding 1999 period. The reduction in late-stage development operating income was due primarily to the earnings shortfalls in clinical development and biomanufacturing services, a shift in central laboratories business mix and program cancellations and increased investment spending on internet initiatives previously discussed. The reduction in early development was primarily due to softness experienced in certain of our chemistry service offerings, and increased investment spending on our bioanalytical service offering.

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

Quarterly Results

         Covance's quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as
(1) delays in initiating or completing significant drug development trials, (2) termination or reduction in size of drug development trials, (3) acquisitions and divestitures, and (4) exchange rate fluctuations. Delays and terminations of trials are often the result of actions taken by Covance's customers or regulatory authorities and are not typically controllable by Covance. Since a large amount of Covance's operating costs are relatively fixed while revenue is subject to fluctuation, moderate variations in the commencement, progress or completion of drug development trials may cause significant variations in quarterly results.

         The following tables present unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 2001. The quarterly information provided in the first table below is on an "as reported" basis and has not been restated to exclude the results of our biomanufacturing and packaging operations, which were divested on June 15, 2001 and February 14, 2001, respectively. The information in the second table below has been presented on a pro forma basis.

         In the opinion of Covance, the information in the first table has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included elsewhere in this Annual Report. Operating results for any quarter are not necessarily indicative of the results that may be reported in any future period.

                                                                           Quarter Ended
                               -----------------------------------------------------------------------------------------------------
                                Dec. 31,   Sept. 30,    June 30,       Mar. 31,    Dec. 31,     Sept. 30,      June 30,     Mar. 31,
                                  2001        2001        2001           2001        2000          2000          2000         2000
                               ---------   ---------   ---------      ---------   ---------     ---------     ---------    ---------
                                                           (Dollars in thousands, except per share data)

Net revenues ................  $ 204,404   $ 196,394   $ 226,421      $ 228,658   $ 231,396     $ 214,946     $ 212,118    $ 209,627
Costs and expenses:
  Cost of revenue ...........    144,443     141,664     165,496        166,516     166,989       160,149       152,533      145,924
  Selling, general and
     administrative .........     32,502      29,241      33,171         32,297      33,668        33,192        33,875       30,423
  Depreciation and
     amortization ...........     11,104      10,419      12,577         13,619      13,602        13,744        13,498       13,356
  Special charges (a) .......         --          --       8,178(a)          --      (1,275)(a)      (876)(a)    14,665(a)        --
                               ---------   ---------   ---------      ---------   ---------     ---------     ---------    ---------
     Total ..................    188,049     181,324     219,422        212,432     212,984       206,209       214,571      189,703
                               ---------   ---------   ---------      ---------   ---------     ---------     ---------    ---------
Income (loss) from
  operations ................     16,355      15,070       6,999         16,226      18,412         8,737        (2,453)      19,924
Other expense (income), net .        326         133      10,873        (35,024)      6,499         5,819         4,365        2,966
                               ---------   ---------   ---------      ---------   ---------     ---------     ---------    ---------
Income (loss) before taxes ..     16,029      14,937      (3,874)        51,250      11,913         2,918        (6,818)      16,958
Taxes on income .............      6,254       5,878      (1,115)        19,425       4,688         1,135        (2,685)       6,597
                               ---------   ---------   ---------      ---------   ---------     ---------     ---------    ---------
Net income (loss) ...........  $   9,775   $   9,059   $  (2,759)     $  31,825   $   7,225     $   1,783     $  (4,133)   $  10,361
                               =========   =========   =========      =========   =========     =========     =========    =========
Basic earnings (loss) per
  share .....................  $    0.16   $    0.15   $   (0.05)     $    0.55   $    0.13     $    0.03     $   (0.07)   $    0.18
Diluted earnings (loss) per
  share .....................  $    0.16   $    0.15   $   (0.05)     $    0.54   $    0.12     $    0.03     $   (0.07)   $    0.18

-----------
(a)  Special charges in 2001 and 2000 consist of restructuring charges
     (reversals).

         The quarterly information below is presented on a pro forma basis, and reflects (1) the exclusion of the results of Packaging and Biomanufacturing for all periods presented, (2) reduced interest expense from the application of the net proceeds from the sales of these businesses to outstanding debt, (3) the exclusion of the gain (loss) on sale of businesses recorded in the first and second quarters of 2001, and (4) the exclusion of restructuring charges (reversals) in all applicable periods. Information for the quarters ended September 30, 2001 and December 31, 2001 is shown on an "as reported" basis as they already exclude the results of Packaging and Biomanufacturing which were divested prior to the beginning of the third quarter 2001. See Note 14 to the consolidated financial statements included elsewhere in this Annual Report.

                                                                    Quarter Ended (Pro Forma)
                               ----------------------------------------------------------------------------------------------------
                                Dec. 31,    Sept. 30,     June 30,     Mar. 31,     Dec. 31,    Sept. 30,     June 30,     Mar. 31,
                                  2001         2001         2001         2001         2000         2000         2000         2000
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                             (as reported) (as reported)

                                                          (Dollars in thousands, except per share data)
Net revenues:
  Early Development ........   $  78,666    $  79,705    $  78,727    $  74,045    $  72,442    $  71,414    $  71,180    $  72,169
  Late-stage Development ...   $ 125,738    $ 116,689    $ 125,131    $ 121,564    $ 115,930    $ 108,323    $ 113,244    $ 112,574
  Total ....................   $ 204,404    $ 196,394    $ 203,858    $ 195,609    $ 188,372    $ 179,737    $ 184,424    $ 184,743

Income from operations:
  Early Development ........   $  12,979    $  12,524    $  11,710    $  11,336    $   9,973    $  11,417    $  12,506    $  13,110
  Late-stage Development ...   $  10,634    $   8,972    $  10,264    $   8,570    $   5,273    $   2,824    $   5,412    $  14,120
  Corporate ................   $  (7,258)   $  (6,426)   $  (7,025)   $  (5,769)   $  (6,250)   $  (7,157)   $  (7,320)   $  (5,548)
  Total ....................   $  16,355    $  15,070    $  14,949    $  14,137    $   8,996    $   7,084    $  10,598    $  21,682

Operating income % .........         8.0%         7.7%         7.3%         7.2%         4.8%         3.9%         5.7%        11.7%
Other expense, net .........   $     326    $     133    $     947    $     997    $   1,949    $   1,536    $     366    $     (30)
Income before taxes ........   $  16,029    $  14,937    $  14,002    $  13,140    $   7,047    $   5,548    $  10,232    $  21,712
Taxes on income ............   $   6,254    $   5,878    $   5,571    $   5,236    $   3,382    $   2,369    $   4,098    $   8,730
Net income .................   $   9,775    $   9,059    $   8,431    $   7,904    $   3,665    $   3,179    $   6,134    $  12,982
Diluted earnings per share .   $    0.16    $    0.15    $    0.14    $    0.13    $    0.06    $    0.06    $    0.11    $    0.23

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

         On June 28, 2001, Covance replaced its credit facility with a new $150.0 million senior revolving credit facility (the "Credit Facility") which expires in June 2004. Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. Covance believes cash from operations and available borrowings under the Credit Facility will provide sufficient liquidity for the foreseeable future. At December 31, 2001, there was $15.0 million of outstanding borrowings and $0.9 million of outstanding letters of credit under the Credit Facility. At December 31, 2001, Covance has a remaining availability under the Credit Facility of $134.1 million of which $24.1 million remains available for letters of credit. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin and approximated 7.21% per annum for the year ended December 31, 2001. Costs associated with replacing the senior revolving credit facility, consisting primarily of bank fees totaling $1.7 million, are being amortized over the three year facility term. The Credit Facility contains various covenants, which among other things, restrict certain uses of cash such as certain restrictions on its ability to pay cash dividends on the Covance common stock. At December 31, 2001, Covance was in compliance with the terms of its Credit Facility. Commitment fees paid during 2001, which under the prior senior revolving credit facility were
0.5 percent of the revolving committed amount, and under the new Credit Facility were 0.5 percent of the unused line of credit, approximated $1.0 million for the year ended December 31, 2001. The Credit Facility is collateralized by domestic guarantees of certain subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries.

         Covance used the net proceeds from the 2001 sales of Packaging and Biomanufacturing of approximately $180.0 million to reduce borrowings under its senior revolving credit facility. In addition, the $18.5 million mortgage debt associated with the North American packaging facility and the Biomanufacturing $10.0 million short-term revolving credit facility were repaid at the time of the divestitures.

         As discussed in Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report, and as set forth in the table below, in addition to its senior revolving credit facility, Covance is obligated under non-cancelable operating leases, primarily for its offices and laboratory facilities, as follows:

                                         Senior Revolving   Operating
         Year Ending December 31,         Credit Facility     Leases      Total
         -----------------------------   ----------------   ---------   --------
         (dollars in thousands)

         2002.........................             --       $ 23,736    $ 23,736
         2003.........................             --       $ 21,128    $ 21,128
         2004.........................       $ 15,000       $ 19,120    $ 34,120
         2005.........................             --       $ 16,550    $ 16,550
         2006.........................             --       $ 13,877    $ 13,877
         2007 and beyond..............             --       $ 44,203    $ 44,203

         During the year ended December 31, 2001, Covance's operations provided net cash of $66.8 million, an increase of $18.0 million from the corresponding 2000 amount. Cash flows from net earnings adjusted for non-cash activity provided $87.2 million during 2001, up $20.5 million or 30.7% from the corresponding 2000 amount of $66.7 million. The change in net operating assets used $20.4 million in cash during 2001, primarily due to an increase in inventory and a decrease in accounts payable and accrued expenses, while this net change used $18.0 million in cash during 2000, primarily due to an increase in accounts receivable and unbilled services in excess of the increase in unearned revenue. Covance's ratio of current assets to current liabilities was
1.43 at December 31, 2001 and 0.78 at December 31, 2000 (1.55 had Covance's borrowings under senior revolving credit facilities been classified as a long-term liability at December 31, 2000).

         Net days sales outstanding ("DSOs") at December 31, 2001 were 41 days, down from 45 days at December 31, 2000 (on a pro forma basis excluding divested businesses). DSOs are currently near historic lows, and accordingly Covance does not expect to experience significant additional improvement in DSOs in 2002. DSOs have historically followed a seasonal pattern whereby they are generally at their lowest levels at year end and increase during the first six to nine months of the year, before returning to their seasonally lower levels at year end. The impact upon liquidity from a one day change in DSO is approximately $2 million in cash flow.

         Excluding the $251.1 million in proceeds from the sales of Packaging and Biomanufacturing, investing activities for the year ended December 31, 2001 used $78.1 million compared to $95.5 million for the corresponding 2000 period. Capital spending for 2001 totaled $78.1 million, compared to $95.8 million for the corresponding 2000 period, and included $19.3 million for the purchase of land at Covance's Vienna, Virginia facility which had previously been under lease. The remainder of capital spending during 2001 was primarily for outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees.

         Planned capital expenditures in 2002 include spending associated with the $27 million expansion of Covance's toxicology capacity in Madison, Wisconsin and the $13 million expansion and enhancement of our Harrogate, England facility.

Foreign Currency

         Since Covance operates on a global basis, it is exposed to various foreign currency risks. Two specific risks arise from the nature of the contracts Covance executes with its customers since from time to time contracts are denominated in a currency different than the particular Covance subsidiary's local currency. These risks are generally applicable only to a portion of the contracts executed by Covance's foreign subsidiaries providing clinical services. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary's expenses are incurred. As a result, the subsidiary's net revenues and resultant earnings can be affected by fluctuations in exchange rates. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon Covance's consolidated financial results. See "Risk Factors".

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

Taxes

         Since Covance conducts operations on a global basis, Covance's effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance's profits are further impacted by changes in the tax rates of the various jurisdictions. In particular, as the geographic mix of Covance's pre-tax earnings among various tax jurisdictions changes, Covance's effective tax rate may vary from period to period. See Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report.

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

New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of this statement, which for Covance will be January 1, 2002. Covance does not believe that adoption of this statement will have a material impact on Covance's financial position or cash flows, and the quarterly impact on diluted earnings per share is expected to approximate $0.01 per share.

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. These new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and portions of APB Opinion 30, Reporting the Results of Operations. This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. Covance does not believe that adoption of this statement will have a material impact on Covance's results of operations, financial position or cash flows.

Forward Looking Statements. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, but are not limited to, price competition in the clinical development services industry, success of the Nexigent reorganization and the realization of savings therefrom, the Company's ability to increase order volume in central laboratory services, and risks and uncertainties set forth in Covance's filings with the Securities and Exchange Commission including without limitation this Annual Report on Form 10-K.

Risk Factors

         This section discusses various risk factors that are attendant with our business and the provision of our services. If the events outlined below were to occur individually or in the aggregate, our business, results of operations and financial condition could be materially adversely affected.

Changes in government regulation could decrease the need for the services we provide.

         Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, could eliminate or substantially reduce the need for our services. Also, if government efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, our customers may spend less, or reduce their growth in spending, on research and development.

Failure to comply with existing regulations could result in a loss of revenue or earnings.

         Any failure on our part to comply with applicable regulations could result in the termination of on-going research or sales and marketing projects or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to verify that patient participants were fully informed and have fully consented to a particular clinical trial, the data collected from that trial could be disqualified. If this were to happen, we could be contractually required to repeat the trial at no further cost to our customer, but at substantial cost to us.

We may bear financial losses because most of our contracts are of a fixed price nature and may be delayed or terminated or reduced in scope for reasons beyond our control.

         As described in our discussion of contractual arrangements in the description of our business, most of our contracts provide for services on a fixed price or fee-for-service with a cap basis and they may be terminated or reduced in scope either immediately or upon notice. Since our contracts are predominantly structured as fixed price or fee-for-service with a cap, we bear the risk of a financial loss if we initially under price our contracts or otherwise overrun our cost estimates. Such under pricing or significant cost overruns could have a material adverse effect on our business, results of operations or financial condition. Cancellations may occur for a variety of reasons, including:

         o        the failure of products to satisfy safety requirements;

         o        unexpected or undesired results of the products;

         o        insufficient patient enrollment;

         o        insufficient investigator recruitment;

         o the client's decision to terminate the development of a product or to end a particular study; and

         o        our failure to perform properly our duties under the contract.


The loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, although our contracts frequently entitle us to receive the costs of winding down the terminated projects, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to a termination fee, usually in the form of a pre-set penalty or a percentage of the revenue expected to be earned for completion of the project.

We may not be able to successfully develop and market new services.

         An important element of our strategy is the successful development and marketing of new services that complement or expand our existing business. If we are unable to (1) develop new services and (2) create demand for those newly developed services, we will not be able to implement this element of our strategy, and our future business, results of operations and financial condition could be adversely affected. For example, we have recently introduced our bioanalytical service offerings. If demand for these services does not develop as anticipated, our business, financial condition, or results of operations may be materially adversely affected. We cannot assure you that we will be able to develop or market this type of service successfully.

Our quarterly operating results may vary.

         Our operating results may vary significantly from quarter to quarter and are influenced by such factors as:

         o the commencement, completion or cancellation of large contracts;

         o        the progress of ongoing contracts;

         o the timing of and charges associated with completed acquisitions or other events;

         o        changes in the mix of our services; and

         o        exchange rate fluctuations.

         We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in our quarterly operating results could negatively affect the market price of our common stock, these fluctuations may not be related to our future overall operating performance.

We depend on the pharmaceutical and biotechnology industries.

         Our revenues depend greatly on the expenditures made by the pharmaceutical and biotechnology industries in research and development. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. For example, the practice of many companies in these industries has been to hire outside organizations such as ourselves to conduct large clinical research and development projects. This practice has grown significantly in the last decade, and we have benefited from this trend. However, if this trend were to change and companies in these industries were to reduce the number of research and development projects they outsource, our business could be materially adversely affected.

We operate in a highly competitive industry.

         Competitors in the contract research organization industry range from small, limited-service providers to full service global contract research organizations. Our main competition consists of in-house departments of pharmaceutical companies, full-service contract research organizations, and universities and teaching hospitals, although to a lesser degree. We compete on a variety of factors, including:

         o        reputation for on-time quality performance;

         o        expertise and experience in specific areas;

         o        scope of service offerings;

         o        strengths in various geographic markets;

         o        price;

         o technological expertise and efficient drug development processes;

         o ability to acquire, process, analyze and report data in a time-saving and accurate manner;

         o ability to manage large-scale clinical trials both domestically and internationally;

         o expertise and experience in health economics and outcomes services; and

         o        size.

         For instance, our clinical development services have from time to time experienced periods of increased price competition which had a material adverse effect on Covance's late-stage development profitability and consolidated net revenues and net income. Covance took actions in 2000 to mitigate the effects of this price competition; however, if market conditions were to deteriorate, additional actions might be required in the future.

         There is competition among the larger contract research organizations for both clients and potential acquisition candidates. Additionally, small, limited-service entities considering entering the contract research organization industry will find few barriers to entry, thus further increasing possible competition.

         Finally, an increase in investment community interest in our industry could result in an increased availability of financial resources for contract research organizations. Such availability of resources could lead to increased competition. We cannot assure you that competing pressures we face will not have a material effect on us.

We may expand our business through acquisitions.

         We review many acquisition candidates and, in addition to acquisitions which we have already made, we are continually evaluating new acquisition opportunities. Factors which may affect our ability to grow successfully through acquisitions include:

         o difficulties and expenses in connection with integrating the acquired company and achieving the expected benefits;

         o        diversion of management's attention from current operations;

         o the possibility that we may be adversely affected by risk factors facing the acquired companies;

         o acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing stockholders;

         o potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the seller;

         o risks of not being able to overcome differences in foreign business practices, language and other cultural barriers in connection with the acquisition of foreign companies; and

         o        loss of key employees of the acquired company.

We may be affected by potential health care reform.

         In recent years the United States Congress and state legislatures have considered various types of health care reform in order to control growing health care costs. Health care reform may again be addressed by the United States Congress and state legislatures. We are unable to predict what legislative proposals will be adopted in the future, if any. Similar reform movements have occurred in Europe and Asia.

         Implementation of health care reform legislation that contain costs could limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by pharmaceutical and biotechnology companies which could in turn decrease the business opportunities available to us both in the United States and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings. We cannot predict the likelihood of any of these events.

Our revenues and earnings are exposed to exchange rate fluctuations.

         We derive a large portion of our net revenues from international operations. In 2001, we derived approximately 32% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition.

The loss of our key personnel could adversely affect our business.

         Our success depends to a significant extent upon the efforts of our senior management team and other key personnel. We do not maintain insurance on the life of any of our employees. The loss of the services of such personnel could adversely affect our business. Because of the nature of our business, our success is dependent upon our ability to attract and retain technologically qualified personnel. There is substantial competition for qualified personnel, and we cannot assure you that we will be successful in recruiting or retaining qualified personnel to enable us to conduct our business and compete effectively in our industry.

Our contract research services create a risk of liability.

         In connection with many clinical trials, we contract with physicians, also referred to as investigators, to conduct the clinical trials to test new drugs on human volunteers. These tests can create a risk of liability for personal injury or death to volunteers, resulting from negative reactions to the drugs administered or from professional malpractice by third party investigators, particularly to volunteers with life-threatening illnesses. We do not believe we are legally accountable for the medical care rendered by third-party investigators and we seek to limit our liability with trial sponsors, third party investigators and others. However, it is possible that we could be exposed to liability. For example, we could be held liable for the following:

         o our errors or omissions that create harm during a trial to study volunteers or after a trial to consumers of the drug after regulatory approval of the drug;

         o general risks associated with our Phase I facilities, including negative consequences from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers;

         o errors or omissions by our preclinical or central laboratories that cause harm to study volunteers or consumers of an approved drug;

         o errors or omissions by our preclinical laboratories arising from our tests conducted for the agrochemical and food industries; and

         o risks that animals in our breeding facilities may be infected with diseases that may be harmful and even lethal to themselves and humans despite preventive measures contained in our company policies for the quarantine and handling of imported animals.

         We believe that our risks are generally reduced by the following:

         o contracts with our clients and, where applicable, investigators containing provisions entitling us to be indemnified by them;

         o insurance maintained by our clients, investigators, where applicable, and by us; and

         o various regulatory requirements we must follow in connection with our business.

         Contractual indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim (1) which is not covered by a contractual indemnification provision, (2) in the event that a party who must indemnify us does not fulfill its indemnification obligations or (3) which is beyond the level of our insurance coverage. There can be no assurance that we will be able to maintain such insurance coverage on terms acceptable to us.

Reliance on air transportation.

         Our central laboratories and, to a lesser extent, our other businesses, are heavily reliant on air travel for transport of clinical trial kits and other material and people, and disruption to the air travel system could have a material adverse effect on our business. While we have developed contingency plans for a variety of events that could disrupt or limit available air transportation, there are no assurances that such plans will be effective or sufficient to avert such a material adverse effect.

Actions of animal rights extremists may affect our business.

         Our early development services utilize animals (predominantly rodents) in preclinical testing of the safety and efficacy of drugs and also breeds and sell animals for biomedical research. Acts of vandalism and other acts by animal rights extremists who object to the use of animals in drug development could have a material adverse effect on our business.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Our $150.0 million credit facility is U.S. Dollar denominated and is not subject to transaction or translation exposure. Interest on all outstanding borrowings under this credit facility ($15.0 million at December 31, 2001) is based upon LIBOR plus a margin and approximated 7.21% per annum for the year ended December 31, 2001. We believe that our outstanding debt as of December 31, 2001 approximates fair value primarily as a result of the floating interest rate and therefore we believe that we have no significant market risk.

         For the year ended December 31, 2001, approximately 32% of our net revenues were from outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Foreign Currency" for a more detailed discussion of our foreign currency risks and exposures.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Ernst & Young LLP -- Independent Auditors.......................   27

Report of PricewaterhouseCoopers LLP -- Independent Accountants...........   28

Consolidated Balance Sheets -- December 31, 2001 and 2000.................   29

Consolidated Statements of Income -- Years ended December 31, 2001,
   2000 and 1999..........................................................   30

Consolidated Statements of Cash Flows -- Years ended December 31, 2001,
   2000 and 1999..........................................................   31

Consolidated Statements of Stockholders' Equity -- Years ended
   December 31, 2001, 2000 and 1999.......................................   32

Notes to Consolidated Financial Statements................................   33

                         Report of Independent Auditors

The Board of Directors and Stockholders
Covance Inc.


         We have audited the accompanying consolidated balance sheet of Covance Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covance Inc. and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                       /s/ ERNST & YOUNG LLP
                                       --------------------------


MetroPark, New Jersey
January 18, 2002

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Covance Inc.

         In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, stockholders' equity, and of cash flows included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Covance Inc. and its subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Covance's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Covance Inc. for any period subsequent to December 31, 2000.



/s/ PRICEWATERHOUSECOOPERS LLP
-----------------------------------

PricewaterhouseCoopers LLP
Florham Park, NJ

January 30, 2001

                                        COVANCE INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                         DECEMBER 31, 2001 AND 2000


(Dollars in thousands)                                                                     2001         2000
                                                                                        ---------    ---------
Assets
Current Assets:
  Cash and cash equivalents .........................................................   $  35,404    $   7,191
  Accounts receivable ...............................................................     167,840      168,006
  Unbilled services .................................................................      40,895       66,135
  Inventory .........................................................................      36,131       30,963
  Deferred income taxes .............................................................      13,445       32,696
  Prepaid expenses and other current assets .........................................      30,778       48,021
                                                                                        ---------    ---------
     Total Current Assets ...........................................................     324,493      353,012
Property and equipment, net .........................................................     228,092      331,689
Goodwill, net .......................................................................      54,038       81,327
Other assets ........................................................................       5,405        5,063
                                                                                        ---------    ---------
     Total Assets ...................................................................   $ 612,028    $ 771,091
                                                                                        =========    =========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable ..................................................................   $  21,134    $  28,312
  Accrued payroll and benefits ......................................................      45,902       44,167
  Accrued expenses and other current liabilities ....................................      40,296       45,720
  Unearned revenue ..................................................................     116,712       96,085
  Short-term debt and current portion of long-term debt .............................          --      235,499
  Income taxes payable ..............................................................       2,739        1,939
                                                                                        ---------    ---------
     Total Current Liabilities ......................................................     226,783      451,722
Long-term debt ......................................................................      15,000       17,224
Deferred income taxes ...............................................................      11,613       20,943
Other liabilities ...................................................................      13,687       15,451
                                                                                        ---------    ---------
     Total Liabilities ..............................................................     267,083      505,340
                                                                                        ---------    ---------
Commitments and Contingent Liabilities
Stockholders' Equity:
  Preferred stock--Par value $1.00 per share; 10,000,000 shares authorized; no shares
     issued and outstanding at December 31, 2001 and 2000 ...........................          --           --
  Common stock--Par value $0.01 per share; 140,000,000 shares authorized;
     61,882,084 and 59,820,253 shares issued and outstanding, including those held
     in treasury, at December 31, 2001 and 2000, respectively .......................         619          598
  Paid-in capital ...................................................................     122,217       92,572
  Retained earnings .................................................................     255,326      207,426
  Accumulated other comprehensive income (loss)--
     Cumulative translation adjustment ..............................................     (12,310)     (14,938)
  Treasury stock at cost (2,073,772 and 2,025,589 shares at December 31, 2001 and
     2000, respectively) ............................................................     (20,907)     (19,907)
                                                                                        ---------    ---------
     Total Stockholders' Equity .....................................................     344,945      265,751
                                                                                        ---------    ---------
     Total Liabilities and Stockholders' Equity .....................................   $ 612,028    $ 771,091
                                                                                        =========    =========



           The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                            29

                                 COVANCE INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(Dollars in thousands, except per share data)           2001            2000            1999
                                                    ------------    ------------    ------------

Net revenues ....................................   $    855,877    $    868,087    $    828,980
Costs and expenses:
  Cost of revenue ...............................        618,119         625,595         553,283
  Selling, general and administrative ...........        127,211         131,158         128,003
  Depreciation and amortization .................         47,719          54,200          48,147
  Special charges ...............................          8,178          12,514          12,968
                                                    ------------    ------------    ------------
     Total ......................................        801,227         823,467         742,401
                                                    ------------    ------------    ------------
Income from operations ..........................         54,650          44,620          86,579
                                                    ------------    ------------    ------------
Other (income) expense, net:
  Interest expense ..............................          8,173          20,283          12,005
  Interest income ...............................         (1,325)         (1,232)         (1,943)
  Foreign exchange transaction losses ...........            263             598              57
  Net gain on sale of businesses ................        (30,803)             --              --
                                                    ------------    ------------    ------------
     Other (income) expense, net ................        (23,692)         19,649          10,119
                                                    ------------    ------------    ------------
Income before taxes .............................         78,342          24,971          76,460
Taxes on income .................................         30,442           9,735          30,642
                                                    ------------    ------------    ------------
Net income ......................................   $     47,900    $     15,236    $     45,818
                                                    ============    ============    ============

Basic earnings per share ........................   $       0.81    $       0.27    $       0.78
Weighted average shares outstanding--basic ......     58,903,095      57,424,403      58,477,199

Diluted earnings per share ......................   $       0.79    $       0.27    $       0.78
Weighted average shares outstanding--diluted ....     60,430,060      57,492,384      58,680,794



     The accompanying notes are an integral part of these consolidated financial statements.

                                                                                              30

                                     COVANCE INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(Dollars in thousands)                                                  2001         2000         1999
                                                                     ---------    ---------    ---------

Cash flows from operating activities:
Net income .......................................................   $  47,900    $  15,236    $  45,818
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Net gain on sale of businesses .................................     (30,803)          --           --
  Depreciation and amortization ..................................      47,719       54,200       48,147
  Restructuring charge, net of cash paid .........................       7,287        2,351        4,146
  Stock issued under employee benefit and stock compensation
    plans ........................................................      12,509        3,291        6,859
  Deferred income tax (benefit) provision ........................       1,164       (9,443)      (5,055)
  Other ..........................................................       1,399        1,087          320
Changes in operating assets and liabilities, net of business sold:
  Accounts receivable ............................................     (25,798)     (28,326)        (535)
  Unbilled services ..............................................         746      (13,488)     (11,058)
  Inventory ......................................................      (8,542)      (4,489)         252
  Accounts payable ...............................................      (4,020)       2,597       (7,666)
  Accrued liabilities ............................................      (9,555)      13,080      (10,312)
  Unearned revenue ...............................................      25,627       20,554       15,305
  Income taxes payable ...........................................       2,334       (2,449)      (1,384)
  Other assets and liabilities, net ..............................      (1,184)      (5,448)      (5,808)
                                                                     ---------    ---------    ---------
Net cash provided by operating activities ........................      66,783       48,753       79,029
                                                                     ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from sale of businesses ...............................     251,059           --           --
  Capital expenditures ...........................................     (78,136)     (95,833)    (111,153)
  Contingent purchase price paid in connection with prior
    acquisitions .................................................          --         (909)     (16,830)
  Other, net .....................................................          73        1,208          975
                                                                     ---------    ---------    ---------
Net cash provided by (used in) investing activities ..............     172,996      (95,534)    (127,008)
                                                                     ---------    ---------    ---------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit facility ....    (209,000)      34,000       50,000
  Proceeds from long-term borrowings .............................          --           --       20,000
  Repayments of debt .............................................     (18,723)      (9,071)      (3,000)
  Purchase of treasury stock .....................................        (146)        (329)     (19,578)
  Stock issued under employee stock purchase and option plans ....      16,303        3,928        6,738
                                                                     ---------    ---------    ---------
Net cash provided by (used in) financing activities ..............    (211,566)      28,528       54,160
                                                                     ---------    ---------    ---------
Net change in cash and cash equivalents ..........................      28,213      (18,253)       6,181
Cash and cash equivalents, beginning of year .....................       7,191       25,444       19,263
                                                                     ---------    ---------    ---------
Cash and cash equivalents, end of year ...........................   $  35,404    $   7,191    $  25,444
                                                                     =========    =========    =========



        The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                      31

                                                  COVANCE INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                            Accumulated
                                                                               Other                                      Total
                                        Common      Paid-in     Retained   Comprehensive   Comprehensive   Treasury   Stockholders'
(Dollars in thousands)                   Stock      Capital     Earnings   Income (Loss)      Income         Stock       Equity
                                       ---------   ---------   ---------     ---------       ---------     ---------    ---------

Balance, December 31, 1998 .........   $     584   $  71,771   $ 146,372     $   2,206                            --    $ 220,933

Comprehensive income:
  Net income .......................          --          --      45,818            --       $  45,818            --       45,818
  Currency translation adjustment ..          --          --          --        (8,710)         (8,710)           --       (8,710)
                                                                                             ---------
    Total comprehensive income .....          --          --          --            --       $  37,108            --           --
                                                                                             =========
Shares issued under various
    employee benefit and stock
    compensation plans .............           5      11,378          --            --                            --       11,383
Stock option exercises .............           1       2,212          --            --                            --        2,213
Treasury stock, at cost ............          --          --          --            --                     $ (19,578)     (19,578)
                                       ---------   ---------   ---------     ---------                     ---------    ---------

Balance, December 31, 1999 .........         590      85,361     192,190        (6,504)                      (19,578)     252,059

Comprehensive income:
  Net income .......................          --          --      15,236            --       $  15,236            --       15,236
  Currency translation adjustment ..          --          --          --        (8,434)         (8,434)           --       (8,434)
                                                                                             ---------
    Total comprehensive income .....          --          --          --            --       $   6,802            --           --
                                                                                             =========
Shares issued under various
    employee benefit and stock
    compensation plans .............           8       7,211          --            --                            --        7,219
Treasury stock, at cost ............          --          --          --            --                          (329)        (329)
                                       ---------   ---------   ---------     ---------                     ---------    ---------

Balance, December 31, 2000 .........         598      92,572     207,426       (14,938)                      (19,907)     265,751

Comprehensive income:
  Net income .......................          --          --      47,900            --       $  47,900            --       47,900
  Currency translation adjustment ..          --          --          --         2,628           2,628            --        2,628
                                                                                             ---------
    Total comprehensive income .....          --          --          --            --       $  50,528            --           --
                                                                                             =========
Shares issued under various
    employee benefit and stock
    compensation plans .............          11      15,643          --            --                            --       15,654
Stock option exercises .............          10      14,002          --            --                            --       14,012
Treasury stock, at cost ............          --          --          --            --                        (1,000)      (1,000)
                                       ---------   ---------   ---------     ---------                     ---------    ---------

Balance, December 31, 2001 .........   $     619   $ 122,217   $ 255,326     $ (12,310)                    $ (20,907)   $ 344,945
                                       =========   =========   =========     =========                     =========    =========



                     The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                               32

                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
               (Dollars in thousands, unless otherwise indicated)

1.   Organization

         Covance Inc. and its subsidiaries ("Covance") is a leading contract research organization providing a wide range of product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. Covance's operations constitute two segments for financial reporting purposes. The first segment, early development services, includes preclinical and Phase I clinical service offerings. The second segment, late-stage development services, includes central laboratory, clinical development, biomanufacturing (through June 15, 2001), commercialization and other clinical support services (including our packaging operations through February 14, 2001). At the present time, operations are principally focused in the United States and Europe.

2.   Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the accounts of all entities controlled by Covance, including through June 15, 2001, Covance Biotechnology Services Inc. ("Biomanufacturing"), a majority owned business. All significant intercompany accounts and transactions are eliminated.

         Use of Estimates

         These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Reclassifications

         Certain prior period balances have been reclassified to conform with the current year presentation.

         Foreign Currencies

         For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders' equity in the Consolidated Balance Sheets and are included in the determination of comprehensive income in the Consolidated Statements of Stockholders' Equity. Transaction gains and losses are included in the determination of net income in the Consolidated Statements of Income.

         Cash and Cash Equivalents

         Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at date of purchase and consist principally of amounts temporarily invested in money market funds.

         Financial Instruments

         The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long and short-term debt are not materially different than their carrying amounts as reported at December 31, 2001 and 2000.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        DECEMBER 31, 2001, 2000 AND 1999
               (Dollars in thousands, unless otherwise indicated)

2.   Summary of Significant Accounting Policies (Continued)

         Accounts receivable and unbilled services represent amounts due from Covance customers who are concentrated primarily in the pharmaceutical and biotechnology industries. Covance monitors the creditworthiness of its customers to which it grants credit terms in the ordinary course of business. Although Covance customers are concentrated primarily within these two industries, management considers the likelihood of material credit risk as remote. In addition, in some cases Covance requires advance payment for a portion of the contract price from its customers upon the signing of a contract for services. These amounts are deferred and recognized as revenue as services are performed. Historically, bad debts have been minimal.

         Inventory

         Inventories, which consist principally of supplies, are valued at the lower of cost (first-in, first-out method) or market.

         Property and Equipment

         Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method at rates adequate to allocate the cost of the applicable assets over their estimated useful lives, which range in term from three to thirty years. The cost of computer software developed or obtained for internal use is accounted for in accordance with the Accounting Standards Executive Committee's Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Repairs and maintenance are charged to expense as incurred.

         Goodwill

         Goodwill (investment costs in excess of the fair value of net tangible and identifiable intangible assets acquired) is capitalized and amortized on a straight-line basis over the period expected to be benefited, which is generally twenty years or less, except for acquisitions prior to 1996 which are being amortized over forty years. See Note 2 "Recently Issued Accounting Standards".

         Impairment of Long-Lived Assets and Goodwill

         Assessments of the recoverability of long-lived assets and goodwill are conducted when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the asset from the expected future undiscounted cash flows of related operations. See Note 2 "Recently Issued Accounting Standards".

         Revenue Recognition

         Historically, a majority of Covance's net revenues have been earned under contracts which generally range in duration from a few months to two years, but can extend in duration up to five years. Revenue from these contracts is generally recognized under either the percentage of completion method of accounting or as services are rendered or products are delivered, depending upon the nature of the work contracted. Where the percentage of completion method is used, Covance generally measures progress toward completion in terms of units-of-work performed as compared to the total units-of-work contracted. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Most service contracts may be terminated for a variety of reasons by Covance's customers either immediately or upon notice. The contracts often require payments to Covance to recover costs incurred, including costs to wind down the study, and payment of fees earned to date, and in some cases to provide Covance with a portion of the fees or profits that would have been earned under the contract had the contract not been terminated early.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        DECEMBER 31, 2001, 2000 AND 1999
               (Dollars in thousands, unless otherwise indicated)

2.   Summary of Significant Accounting Policies (Continued)

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

         Covance routinely subcontracts with independent physician investigators in connection with multi-site clinical trials. Investigator fees are not reflected in revenue or expense since such fees are granted by customers on a "pass-through basis" without risk or reward to Covance. Amounts receivable from customers in connection with billed and unbilled investigator fees and out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $17.2 million and $32.9 million at December 31, 2001 and 2000, respectively.

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

         Taxes on Income

         Covance uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in enacted tax rates is recognized in income in the period when the change is effective. See Note 6.

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

         Stock Based Compensation

         Covance grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Covance accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock Based Compensation ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        DECEMBER 31, 2001, 2000 AND 1999
               (Dollars in thousands, unless otherwise indicated)

2.   Summary of Significant Accounting Policies (Continued)

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

         In computing diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, the denominator was increased by 1,526,965 shares, 67,981 shares and 203,595 shares, respectively, representing the dilutive effect of stock options outstanding at December 31, 2001, 2000 and 1999, with exercise prices less than the average market price of Covance's common stock during each respective period. Excluded from the computation of diluted earnings per share for the year ended December 31, 2001 were options to purchase 3,242,366 shares of common stock at prices ranging from $17.78 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2001. Excluded from the computation of diluted earnings per share for the year ended December 31, 2000 were options to purchase 6,966,550 shares of common stock at prices ranging from $10.75 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2000. Excluded from the computation of diluted earnings per share for the year ended December 31, 1999 were options to purchase 3,676,178 shares of common stock at prices ranging from $19.57 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 1999.

         Supplemental Cash Flow Information

         Cash paid for interest for the years ended December 31, 2001, 2000 and 1999 totaled $9.0 million, $19.9 million and $13.2 million, respectively. Cash paid for income taxes for the years ended December 31, 2001, 2000 and 1999 totaled $24.0 million, $21.4 million and $30.9 million, respectively.

         Recently Issued Accounting Standards

         In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of this statement, which for Covance will be January 1, 2002. Covance does not believe that adoption of this statement will have a material impact on Covance's financial position or cash flows, and the quarterly impact on diluted earnings per share is expected to approximate $0.01 per share.

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. These new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and portions of APB Opinion 30, Reporting the Results of Operations. This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. Covance does not believe that adoption of this statement will have a material impact on Covance's results of operations, financial position or cash flows.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        DECEMBER 31, 2001, 2000 AND 1999
               (Dollars in thousands, unless otherwise indicated)

3.   Property and Equipment

         Property and equipment at December 31, 2001 and 2000 consist of the following:

                                                                   2001         2000
                                                                ---------    ---------
         Property and equipment at cost:
           Land .............................................   $   3,711    $   9,321
           Buildings and improvements .......................     116,214      151,373
           Equipment and vehicles ...........................     127,149      168,584
           Computer hardware and software ...................     105,720      103,473
           Furniture, fixtures & leasehold improvements .....      71,936       98,392
           Construction-in-progress .........................      64,827       55,558
                                                                ---------    ---------
                                                                  489,557      586,701
         Less: Accumulated depreciation and amortization ....    (261,465)    (255,012)
                                                                ---------    ---------
         Property and equipment, net ........................   $ 228,092    $ 331,689
                                                                =========    =========

         Depreciation and amortization expense aggregated $44.0 million, $49.5 million and $43.5 million for 2001, 2000 and 1999, respectively.

4.   Goodwill

         Goodwill aggregated $54.0 million and $81.3 million, net of accumulated amortization of $17.7 million and $18.7 million at December 31, 2001 and 2000, respectively. Amortization expense aggregated $3.7 million, $4.5 million and $4.2 million for 2001, 2000 and 1999, respectively.

5.   Divestitures

         On June 15, 2001, Covance sold its biomanufacturing business ("Biomanufacturing") to Akzo Nobel's pharma business unit, Diosynth, for gross proceeds of $113.6 million, subject to post-closing adjustments, including finalization of the closing balance sheet and earnout provision, in accordance with the Stock Purchase Agreement between Covance and Akzo Nobel, which remains to be resolved between the parties. Covance recognized a loss of $7.5 million ($4.5 million after tax) from this transaction. Covance used the net proceeds from the sale of approximately $95 million to reduce borrowings under its senior revolving credit facility. See Note 14.

         On February 14, 2001, Covance sold its pharmaceutical packaging business ("Packaging") to Fisher Scientific International Inc. for gross proceeds of $137.5 million. Covance recognized a pre-tax gain of $38.4 million ($24.3 million after tax) from this transaction. Covance used the net proceeds from the sale to repay the $18.5 million balance outstanding on the mortgage on its North American packaging facility and the remaining net proceeds of approximately $95 million were used to reduce borrowings under its senior revolving credit facility. See Note 14.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        DECEMBER 31, 2001, 2000 AND 1999
               (Dollars in thousands, unless otherwise indicated)

6.   Taxes on Income

         The components of income before taxes and the related provision (benefit) for taxes on income for 2001, 2000 and 1999 are as follows:

                                                              2001       2000        1999
                                                            --------   --------    --------
         Income before taxes and equity investee results:
           Domestic .....................................   $ 17,090   $    921    $ 57,644
           International ................................     61,252     24,050      18,816
                                                            --------   --------    --------
             Total ......................................   $ 78,342   $ 24,971    $ 76,460
                                                            ========   ========    ========
         Federal income taxes:
           Current provision ............................   $  8,839   $  9,151    $ 24,393
           Deferred provision (benefit) .................      1,549     (8,459)     (3,404)
         International income taxes:
           Current provision ............................     15,835      7,246       6,489
           Deferred (benefit) provision .................        409        223      (1,165)
         State and other income taxes:
           Current provision ............................      3,589      2,781       4,815
           Deferred provision (benefit) .................        221     (1,207)       (486)
                                                            --------   --------    --------
             Net income tax provision ...................   $ 30,442   $  9,735    $ 30,642
                                                            ========   ========    ========

         The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 2001, 2000 and 1999 are as follows:

                                                              2001       2000        1999
                                                            --------   --------    --------
         Taxes at statutory rate.........................     35.0%      35.0%       35.0%
         State and local taxes, net of Federal benefit...      3.2        4.1         3.7
         Goodwill amortization...........................      1.0        3.6         0.9
         Impact of international operations..............     (2.4)      (3.8)       (1.7)
         Other, net......................................      2.1        0.1         2.2
                                                            --------   --------    --------
             Total.......................................     38.9%      39.0%       40.1%
                                                            ========   ========    ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                            2001        2000
                                                          --------    --------
         Current deferred tax assets:
           Liabilities not currently deductible ........  $ 11,536    $ 11,042
           Net operating loss carryforwards ............       964      21,132
           Other .......................................       945         522
                                                          --------    --------
           Current deferred tax assets .................  $ 13,445    $ 32,696
                                                          ========    ========
         Noncurrent deferred tax assets:
           Liabilities not currently deductible ........  $  4,420    $  4,828
           Less: Valuation allowance ...................    (1,212)     (1,212)
                                                          --------    --------
           Net noncurrent deferred tax assets ..........     3,208       3,616
         Noncurrent deferred tax liabilities:
           Property and equipment ......................   (14,821)    (24,559)
                                                          --------    --------
           Net noncurrent deferred tax liabilities .....  $(11,613)   $(20,943)
                                                          ========    ========

         The reduction in the non-current deferred tax liability is primarily attributable to the deferred tax attributes of Biomanufacturing and Packaging which were divested in 2001.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        DECEMBER 31, 2001, 2000 AND 1999
               (Dollars in thousands, unless otherwise indicated)

6.   Taxes on Income (Continued)

         At December 31, 2001 and 2000, Covance has net operating loss carryforwards of approximately $2.4 million and $52.8 million, respectively, which expire in the years 2008 through 2020 and are available to offset future Federal taxable income. The decrease in the net operating loss carryforwards from December 31, 2000 to December 31, 2001 was principally attributable to the divestiture of Biomanufacturing in 2001, which had a net operating loss carryforward of $49.5 million at December 31, 2000.

         Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. In 2001, Covance remitted earnings of approximately $40 million relating to the divestiture of Packaging. Taxes have not been provided on the remaining $70.9 million of accumulated foreign unremitted earnings because those earnings are expected to remain invested indefinitely. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance.

7.   Short and Long-Term Debt

         On June 28, 2001, Covance replaced its credit facility with a new $150.0 million senior revolving credit facility (the "Credit Facility") which expires in June 2004. At December 31, 2001 and 2000, there was $15.0 million and $224.0 million, respectively, of outstanding borrowings and $0.9 million and $0.8 million, respectively, of outstanding letters of credit, under the credit facilities. At December 31, 2001, Covance has a remaining availability under the Credit Facility of $134.1 million of which $24.1 million remains available for letters of credit. Interest on all outstanding borrowings under Covance's senior revolving credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin and approximated 7.21% and 7.5% per annum for the years ended December 31, 2001 and 2000, respectively. Costs associated with replacing the senior revolving credit facility, consisting primarily of bank fees totaling $1.7 million, are being amortized over the three year facility term. The Credit Facility contains various covenants, which among other things, restrict certain uses of cash such as certain restrictions on Covance's ability to pay cash dividends on the Covance common stock. At December 31, 2001, Covance was in compliance with the terms of its Credit Facility. Commitment fees paid during 2001, which under the prior senior revolving credit facility were 0.5 percent of the revolving committed amount, and under the new Credit Facility were 0.5 percent of the unused line of credit, approximated $1.0 million for the year ended December 31, 2001. Commitment fees for each of the years ended December 31, 2000 and 1999 totaled $0.3 million. The Credit Facility is collateralized by domestic guarantees of certain subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries.

         Covance used the net proceeds from the 2001 sales of Packaging and Biomanufacturing of approximately $180.0 million to reduce borrowings under its senior revolving credit facility. In addition, the $18.5 million mortgage debt associated with the North American packaging facility and the Biomanufacturing $10.0 million short-term revolving credit facility were repaid at the time of the divestitures.

         In 1999, Biomanufacturing repaid $3.0 million in short-term debt with the North Carolina Biotechnology Center which matured in December 1999.

         In 1997, a foreign subsidiary of Covance borrowed 13.5 million Swiss Francs from a bank. This loan carried interest at a fixed rate of 2.9% per annum and was paid in full upon maturity in October 2000.

8.   Employee Benefit Plans

         Covance has several defined contribution plans covering substantially all of its full-time employees. Contributions to these plans aggregated $12.4 million, $13.3 million and $12.1 million for 2001, 2000 and 1999, respectively.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        DECEMBER 31, 2001, 2000 AND 1999
               (Dollars in thousands, unless otherwise indicated)

9.   Stockholders' Equity

         Preferred Stock

         Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 2001 no Covance Series Preferred Stock has been issued or is outstanding.

         Dividends - Common Stock

         Covance's Board of Directors may declare dividends on the shares of Covance common stock out of legally available funds (subject to any preferential rights of any outstanding Covance Series Preferred Stock). However, Covance has no present intention to declare dividends for the foreseeable future, but instead intends to retain earnings to provide funds for the operation and expansion of its business. In addition, the Credit Facility restricts certain uses of cash such as certain restrictions on paying cash dividends on the Covance common stock.

         Treasury Stock

         During 1999, Covance purchased into treasury 1,995,000 shares of its common stock for the aggregate cost of $19.6 million pursuant to a Board of Directors authorized 3,000,000 share buyback program. At the current time, Covance has no plans to repurchase additional shares under this buyback program. In addition, Covance acquired approximately 41,000 shares of its common stock into treasury in connection with re-load stock option exercises and a total of approximately 37,000 shares of its common stock to satisfy income tax withholding associated with the vesting of stock awards during 2001 and 2000. The fair value of common stock obtained for re-load stock option exercises was approximately $0.9 million.

         Stock Compensation Plans

         In April 2000, Covance's shareholders approved the 2000 Employee Equity Participation Plan (the "2000 EEPP") in replacement of the Employee Equity Participation Plan (the "EEPP"). The 2000 EEPP became effective on April 25, 2000 and expires on April 24, 2010. The 2000 EEPP authorizes the Covance Compensation and Organization Committee of the Board of Directors (the "Compensation Committee") to grant stock options, stock appreciation rights and stock awards singly, or in combination, as the Compensation Committee may determine. Options granted, which may be in the form of non-qualified or incentive stock options, to purchase shares must be at a price not less than the fair market value of the shares of Covance common stock on the date of grant. The exercise period for stock options granted will be determined by the Compensation Committee at the time of grant, but will not be longer than ten years from the date of grant. Generally, options vest ratably on the anniversary of the date of grant over either a two or three year period. Shares of stock subject to awards are shares of Covance common stock. The number of shares of Covance common stock initially available for grant under the 2000 EEPP, including 400,000 shares remaining available for grant under the EEPP at the time the 2000 EEPP was approved, totaled approximately 4.0 million. Covance records compensation expense related to awards of stock ratably over the three year vesting period, which totaled $1.5 million, $0.9 million and $0.1 million, during 2001, 2000 and 1999, respectively.

         Covance also has a noncompensatory employee stock purchase plan (the "ESPP") pursuant to which Covance may make available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP, administered by the Compensation Committee, is intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions. A maximum of 3.0 million shares may be purchased by Covance employees under the ESPP. During 2001, 2000 and 1999, a total of 329,513 shares, 490,034 shares and 277,876 shares of common stock, respectively, were issued under the ESPP.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        DECEMBER 31, 2001, 2000 AND 1999
               (Dollars in thousands, unless otherwise indicated)

9.   Stockholders' Equity (Continued)

         Covance has adopted the disclosure-only provisions of FASB Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, and accordingly, applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Had Covance elected to recognize compensation expense in accordance with the provisions of SFAS 123 for the stock option awards and for the stock purchased by Covance employees under the ESPP, its net income in 2001, 2000 and 1999 would have been $42.2 million, $8.6 million and $35.6 million, respectively; its basic and diluted earnings per share would have been $0.72 and $0.70, respectively, in 2001; its basic and diluted earnings per share would both have been $0.15 in 2000; and its basic and diluted earnings per share would both have been $0.61 in 1999. The fair value of the Covance stock options used to compute the net income and earnings per share disclosures required under SFAS 123 is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: expected volatility of 47.7%, 45.0% and 49.0%; risk free interest rate of 4.74%, 6.00% and 5.45%; and an expected holding period of seven years.

         The following table sets forth Covance's stock option activity during 2001, 2000 and 1999:

                                                           Number       Weighted
                                                         of Shares      Average
                                                       (in thousands)    Price
                                                       --------------   --------

     Options outstanding, December 31, 1998.........       3,975.5      $ 19.42
       Granted......................................       1,328.6      $ 26.19
       Exercised....................................        (113.4)     $ 18.73
       Forfeited....................................        (440.4)     $ 21.96
                                                           -------
     Options outstanding, December 31, 1999.........       4,750.3      $ 21.17
       Granted......................................       3,473.6      $  9.85
       Exercised....................................            --           --
       Forfeited....................................        (453.0)     $ 23.91
                                                           -------
     Options outstanding, December 31, 2000.........       7,770.9      $ 15.97
       Granted......................................         284.3      $ 19.16
       Exercised....................................      (1,023.0)     $ 13.68
       Forfeited....................................        (424.3)     $ 14.66
                                                           -------
     Options outstanding, December 31, 2001.........       6,607.9      $ 16.53
                                                           =======

         The weighted average fair value of the stock options granted during 2001, calculated using the Black-Scholes option-pricing model with the assumptions as set forth above, is $10.66 per share.

         The following table sets forth the status of all options outstanding at December 31, 2001:

                            Stock Options Outstanding            Stock Options Exercisable
                  --------------------------------------------   -------------------------
                                      Weighted
                      Number           Average        Weighted       Number       Weighted
 Option Price        of Shares        Remaining        Average      of Shares      Average
    Range         (in thousands)   Contractual Life     Price    (in thousands)     Price
---------------   --------------   ----------------   --------   --------------   --------
$ 8.10 - $11.22        2,788           8.6 years       $ 9.76         1,066        $ 9.89
$12.81 - $18.80          686           4.8 years       $16.37           544        $16.21
$19.57 - $29.13        3,134           6.3 years       $22.60         2,973        $22.56

         At December 31, 2001, 2000 and 1999, respectively, there were stock options exercisable of 4,583,343 shares (weighted average price of $18.86), 3,724,574 shares (weighted average price of $20.20), and 2,637,639 shares (weighted average price of $19.05).

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        DECEMBER 31, 2001, 2000 AND 1999
               (Dollars in thousands, unless otherwise indicated)

10.  Commitments and Contingent Liabilities

         Minimum annual rental commitments under non-cancelable operating leases, primarily office and laboratory facilities in effect at December 31, 2001 are as follows:

         Year ending December 31,
         ------------------------

         2002.......................................................     $23,736
         2003.......................................................     $21,128
         2004.......................................................     $19,120
         2005.......................................................     $16,550
         2006.......................................................     $13,877
         2007 and beyond............................................     $44,203

         Operating lease rental expense aggregated $31.3 million, $33.7 million and $31.9 million for 2001, 2000 and 1999, respectively.

11.  Restructuring

         In June 2001, Covance announced plans to reorganize its Nexigent subsidiary, integrating Nexigent's newly developed clinical trials service offerings into Covance's core business and reducing Nexigent's infrastructure. Under the plan, Nexigent's service offerings - site activation, study feasibility, electronic data capture, and web-based central laboratory data access - continue to be marketed by Covance's core business units, and Nexigent narrowed its focus, maintaining a small group of technology and business experts to review new drug development technologies and explore licensing opportunities and alliances in this area. Covance recorded a pre-tax restructuring charge in the second quarter of 2001, totaling approximately $8.2 million ($5.0 million net of tax). The charge consisted of approximately $6.5 million in asset write-offs in June 2001, and approximately $1.6 million in severance and related benefits in connection with the elimination of approximately 30 redundant Nexigent positions. Severance payments began in August 2001 and will continue through 2002. The remaining $0.7 million accrued restructuring balance is included in accrued expenses and other current liabilities in the December 31, 2001 Consolidated Balance Sheet.

         During 2000, primarily in order to restructure its Phase III clinical trials unit to align its cost base with revenue projections, Covance announced plans to close certain satellite offices, consolidate other facilities and eliminate approximately 200 positions globally. In connection with these actions, Covance recorded a net pre-tax restructuring charge of $12.5 million ($7.6 million net of tax) in 2000, consisting primarily of $5.1 million in lease termination and other facility related costs and $6.7 million for severance and related benefits. As of December 31, 2001, these positions have been eliminated. Severance payments began in June 2000 and will continue into 2002. As of December 31, 2001, a total of $10.8 million in costs has been paid, and $1.7 million and $6.0 million is included in accrued expenses and other liabilities in the Consolidated Balance Sheet, as of December 31, 2001 and 2000, respectively.

         In order to improve its global competitiveness, better optimize capacity utilization and enhance quality and service worldwide, during 1999 Covance consolidated its regionally based Phase II and III clinical services under one global management structure. Primarily in connection with these actions, Covance recorded a pre-tax restructuring charge of $7.7 million ($4.6 million net of tax) consisting primarily of $6.5 million in severance and related benefits arising from the elimination of approximately 165 managerial and staff positions. As of December 31, 2000, all of these employees had been terminated. Severance payments began in September 1999 and continued into 2000. As of December 31, 2001, all of these costs have been paid. At December 31, 2000, $0.5 million was included in accrued expenses and other liabilities in the Consolidated Balance Sheet.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        DECEMBER 31, 2001, 2000 AND 1999
               (Dollars in thousands, unless otherwise indicated)

12.  Segment Information

         Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's preclinical and Phase I clinical service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance's central laboratory, clinical development, biomanufacturing (through June 15, 2001), commercialization and other clinical support capabilities (including our packaging operations through February 14, 2001), are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug's commercial potential.

         The information provided below is on an "as reported" basis and has not been restated to exclude the results of Biomanufacturing and Packaging, which were divested during 2001. The information below includes special charges recorded during all periods presented. Certain of the information below has been presented on a pro forma basis in Note 14.

         The accounting policies of the reportable segments are the same as those described in Note 2.

                                           Early      Late-Stage            Other
                                        Development   Development   Reconciling Items (a)     Total
                                        -----------   -----------   ---------------------   --------
Net revenues from external customers:
  2001 ..............................    $311,143      $544,734                 --          $855,877
  2000 ..............................    $287,205      $580,882                 --          $868,087
  1999 ..............................    $273,315      $555,665                 --          $828,980

Depreciation and amortization:
  2001 ..............................    $ 18,044      $ 27,164           $  2,511          $ 47,719
  2000 ..............................    $ 17,314      $ 35,217           $  1,669          $ 54,200
  1999 ..............................    $ 15,897      $ 30,950           $  1,300          $ 48,147

Operating income:
  2001 ..............................    $ 47,963      $ 33,166           $(26,479)         $ 54,650
  2000 ..............................    $ 46,339      $ 25,556           $(27,275)         $ 44,620
  1999 ..............................    $ 51,752      $ 69,504           $(34,677)         $ 86,579

Segment assets:
  2001 ..............................    $280,769      $311,061           $ 20,198          $612,028
  2000 ..............................    $232,946      $496,568           $ 41,577          $771,091
  1999 ..............................    $224,801      $422,653           $ 42,267          $689,721

Capital expenditures:
  2001 ..............................    $ 46,401      $ 29,394           $  2,341          $ 78,136
  2000 ..............................    $ 17,130      $ 73,734           $  4,969          $ 95,833
  1999 ..............................    $ 24,977      $ 83,131           $  3,045          $111,153

--------

(a) Represents depreciation and amortization on corporate fixed assets, corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal), corporate assets and corporate capital expenditures.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        DECEMBER 31, 2001, 2000 AND 1999
               (Dollars in thousands, unless otherwise indicated)

13.  Geographic Information

                                           United       United
                                           States       Kingdom   Switzerland     Other        Total
                                          --------     --------   -----------    --------     --------
Net revenues from external customers(1)
   2001 ...............................   $579,760     $122,608     $ 95,140     $ 58,369     $855,877
   2000 ...............................   $605,146     $129,586     $ 78,174     $ 55,181     $868,087
   1999 ...............................   $572,326     $131,904     $ 80,345     $ 44,405     $828,980

                                           United       United
                                           States       Kingdom      Other        Total
                                          --------     --------     --------     --------
Long-lived assets(2)
   2001 ...............................   $162,208     $ 46,497     $ 19,387     $228,092
   2000 ...............................   $238,718     $ 66,970     $ 26,001     $331,689
   1999 ...............................   $190,830     $ 77,747     $ 28,366     $296,943

-----------
(1) Net revenues are attributable to geographic locations based on the physical location where the services are performed.
(2) Long-lived assets represents the net book value of property and equipment.


14.  Unaudited Pro Forma Financial Information

         The following is a reconciliation between amounts on an "as reported" basis and amounts on a pro forma basis. The pro forma results reflect (1) the exclusion of the results of Packaging and Biomanufacturing, (2) reduced interest expense from the application of the net proceeds from the sales of these businesses to outstanding debt, (3) the exclusion of the net gain recognized on the sales of these businesses, and (4) the exclusion of restructuring charges.

                                                Pro Forma Adjustments to Remove
                                          --------------------------------------------
                                  As                  Biomanu-    Net Gain    Restruct-  Pro Forma
                               Reported  Packaging   facturing    on Sales     uring     Results
                               --------   --------    --------    ---------   --------   --------
Year Ended December 31, 2001
----------------------------

Net revenues ...............   $855,877   $(11,439)   $(44,173)   $      --   $     --   $800,265
Income from operations .....   $ 54,650   $ (3,806)   $  1,489    $      --   $  8,178   $ 60,511
Income before taxes ........   $ 78,342   $ (2,579)   $  4,970    $ (30,803)  $  8,178   $ 58,108
Taxes on income ............   $ 30,442   $   (762)   $  1,954    $ (11,888)  $  3,193   $ 22,939
Net income .................   $ 47,900   $ (1,817)   $  3,016    $ (18,915)  $  4,985   $ 35,169
Diluted earnings per share .   $   0.79   $  (0.03)   $   0.05    $   (0.31)  $   0.08   $   0.58

Year Ended December 31, 2000
----------------------------

Net revenues ...............   $868,087   $(67,841)   $(62,970)       n/a     $     --   $737,276
Income from operations .....   $ 44,620   $(19,292)   $ 10,518        n/a     $ 12,514   $ 48,360
Income before taxes ........   $ 24,971   $(10,947)   $ 18,001        n/a     $ 12,514   $ 44,539
Taxes on income ............   $  9,735   $ (2,482)   $  6,445        n/a     $  4,881   $ 18,578
Net income .................   $ 15,236   $ (8,465)   $ 11,556        n/a     $  7,633   $ 25,960
Diluted earnings per share .   $   0.27   $  (0.15)   $   0.20        n/a     $   0.13   $   0.45

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        DECEMBER 31, 2001, 2000 AND 1999
               (Dollars in thousands, unless otherwise indicated)

15.  Merger Costs

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

Item 9.  Auditors

         Ernst & Young LLP was approved by the Audit and Finance Committee in March, 2001 to replace PricewaterhouseCoopers LLP ("PwC") which had served as the Company's independent auditors since the Company's inception as a public company.

         PwC's reports on financial statements for 2000 and 1999 did not contain an adverse opinion or a disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles. During these two fiscal years and through March 6, 2001, there were no disagreements between the Comapny and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for 2000 or 1999.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     (a) Identification of Directors.

         Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2002 Annual Meeting of Shareholders to be held on May 7, 2002, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

     (b) Identification of Officers.

         Christopher A. Kuebler, 48, has been Covance's Chairman and Chief Executive Officer since November 1994. From November 1994 to November 2001, Mr. Kuebler was also President of Covance. From March 1993 through November 1994, he was the Corporate Vice President, European Operations for Abbott Laboratories Inc. ("ALI"), a diversified health care company. From January 1991 until March 1993, Mr. Kuebler was the Vice President, Sales and Marketing for ALI's Pharmaceutical Division. Mr. Kuebler has been a member of the Covance Board since November 1994, and was elected Chairman in November 1996. Mr. Kuebler is a director of Inhale Therapeutic Systems, Inc., a biotechnology company.

         William E. Klitgaard, 48, has been Covance's Corporate Senior Vice President, Chief Financial Officer and Treasurer since September 2000. From September 1999 to September 2000, Mr. Klitgaard had been Covance's Corporate Vice President, Strategy and Corporate Development and Treasurer. From October 1996 to September 1999, Mr. Klitgaard was Covance's Corporate Vice President and Treasurer. Prior to that, Mr. Klitgaard was Treasurer at Kenetech Corporation in San Francisco, and prior to that Mr. Klitgaard spent eleven years in positions of increasing responsibility with Consolidated Freightways Inc.

         Michael Giannetto, 39, has been Covance's Controller since July 1996 and a Corporate Vice President since February 1998. From November 1996 to February 1998, Mr. Giannetto was a Vice President of Covance. From March 1995 to July 1996, Mr. Giannetto was the Business Controller for Covance. From December 1992 to March 1995, Mr. Giannetto was the Manager of Financial Reporting and Technical Accounting for Corning Life Sciences Inc., an affiliate of the Company prior to December 31, 1996. Prior to December 1992, Mr. Giannetto was a Senior Audit Manager for Deloitte & Touche.

         Joseph L. Herring, 46, has been Covance's President and Chief Operating Officer since November 2001. Mr. Herring was Corporate Senior Vice President and President-Early Development Services from September 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring was Vice President of Caremark International, a provider of home care and physician practice management services.

         Alan Horgan, 45, has been Covance's Corporate Senior Vice President and President-Clinical Development Services since September 1999. From November 1997 to September 1999, Mr. Horgan was Corporate Vice President and General Manager of Covance Clinical Development Services Europe. From May 1996 to September 1997, Mr. Horgan was Managing Director of Nutraceuticals, Ltd., and from September 1996 to March 1997 was Interim CEO of Lotus Healthcare, a pharmaceutical company based in Beijing PRC. From 1994 to 1996, Mr. Horgan was Managing Director UK Operations of Fisons, a multinational pharmaceutical company. Mr. Horgan was Managing Director of Boot Pharmaceuticals, Ltd. From 1991 to 1994. Prior to this, he was at ER Squibb & Sons/Bristol-Myers Squibb from 1980 in a variety of sales, marketing and general management roles.

         James Lovett, 37, has been Covance's Corporate Vice President, General Counsel and Secretary since December 2001. From 1997 to 2001, Mr. Lovett was with FMC Corporation, a manufacturer of machinery and chemicals for industry and agriculture, most recently as Associate General Counsel and Assistant Secretary. Prior to that, Mr. Lovett was a partner at the law firm of McDermott, Will & Emery.

         Howard Moody, 51, joined Covance in February 2000, as Corporate Senior Vice President and Chief Information Officer. Prior to joining Covance, Mr. Moody was Vice President, Information Systems, Core Business for Quest Diagnostics Inc., a position to which Mr. Moody was appointed after Smithkline Beecham Clinical Laboratories was acquired by Quest in 1999. Mr. Moody held that position with Smithkline Beecham Clinical Laboratories from 1995 to 1999. From 1989 to 1995 Mr. Moody held various positions of increasing responsibility with Smithkline Beecham.

         Stephen J. Sullivan, 55, joined Covance in June 1999 and has been Covance's Corporate Senior Vice President and President-Clinical Support Services since September 1999. From 1996 to 1999, Mr. Sullivan was Chairman of the Board, President and Chief Executive Officer of Xenometrix, Inc., a Boulder, Colorado-based biotechnology company. Prior to that, Mr. Sullivan was Vice President, Worldwide Marketing for the Diagnostics Division, and Vice President and General Manager of the Diagnostic Assay Sector of Abbott Laboratories. Mr. Sullivan was Chairman of the Board of Xenometrix, Inc. prior to the sale of that company in May 2001.

Item 11. Executive Compensation

         Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2002 Annual Meeting of Shareholders to be held on May 7, 2002, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership by Certain Beneficial Owners and Management of
         Covance

         Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2002 Annual Meeting of Shareholders to be held on May 7, 2002, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13. Certain Relationships and Related Transactions

         Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2002 Annual Meeting of Shareholders to be held on May 7, 2002, which Proxy Statement has been filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report.

         1. Financial Statements. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 26.
         2. Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
         3. Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (c) below and in the accompanying Exhibit Index.

(b) Reports on Form 8-K.

         None.

(c) Item 601 Exhibits.

Exhibit
 Number                            Description
 ------                            -----------

     2.1 Transaction Agreement among Corning Incorporated, Corning Life Sciences Inc., Corning Clinical Laboratories Inc. (Delaware), Covance Inc. and Corning Clinical Laboratories Inc. (Michigan), dated November 22, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     3.1 Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
     3.2 By-Laws. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
     4.1 Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.
     4.2 Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
     10.1 Tax Sharing Agreement among Corning Incorporated, Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.2 Spin-Off Tax Indemnification Agreement between Corning Incorporated and Covance Inc., dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.3 Spin-Off Tax Indemnification Agreement between Covance Inc. and Corning Clinical Laboratories Inc., December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.4 Spin-Off Tax Indemnification Agreement between Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.5 Credit Agreement among Covance Inc., NationsBank, N.A., Wachovia Bank of Georgia, N.A. and Lenders named therein, dated November 26, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.6 Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.7 Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.8 Employee Stock Purchase Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.9 Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
     10.10 Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.11 Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
     10.12 Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
     10.13 Variable Compensation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
     10.14 Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
     10.15 Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit
 Number                            Description
 ------                            -----------

     10.16 Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
     10.17 Severance Agreement and Release between Covance Inc. and James D. Utterback dated as of September 1, 1999. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
     10.18 Employment Agreement between Christopher A. Kuebler and Covance Inc. dated as of May 13, 1999. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
     10.19 2000 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
     10.20 Letter Agreement between Covance Inc. and Stephen J. Sullivan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
     10.21 Covance Inc. Variable Compensation Plan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
     10.22 Amendment No. 1 to the Covance Inc. Employee Stock Purchase Plan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
     10.23 Credit Agreement among Covance Inc., Lenders named therein, and Bank of America, N.A. dated June 28, 2000. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
     10.24 Third Amendment to Credit Agreement dated November 26, 1996 among Covance Inc., Nationsbank, N.A., Wachovia Bank of Georgia, N.A., and Lenders named therein (amended June 28, 2000). Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
     10.25 Letter Agreement between Covance Inc. and Joseph L. Herring. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
     10.26 Amended and Restated Letter Agreement between Covance Inc. and Charles C. Harwood, Jr. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
     10.27 Resignation Agreement between Covance Inc. and Jeffrey S. Hurwitz. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
     10.28 Asset and Stock Purchase Agreement, dated as of December 21, 2000 among Covance Inc., Covance Clinical and Periapproval Services Ltd., and Fisher Scientific International, Inc. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
     10.29 First Amendment to Credit Agreement dated November 13, 2000 among Covance Inc., Lenders named therein, and Bank of America, N.A. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
     10.30 Fourth Amendment to Credit Agreement dated November 13, 2000 among Covance Inc., Nationsbank, N.A., Wachovia Bank of Georgia, and Lenders named therein. Incorporated by reference to Covance's Annual Report on Form 10-K for the period ended December 31, 2000.
     10.31 Credit Agreement among Covance Inc., Lenders named Therein, Bank of America, N.A., Barclays Bank PLC, PNC Bank, National Association, The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust Company dated June 28, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
     10.32 Stock Purchase Agreement between Covance Inc. and Akzo Nobel Inc. dated as of April 23, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
     10.33 Covance Inc. Variable Compensation Plan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2001.
     10.34 Employment Agreement between Covance Inc. and Christopher A. Kuebler dated November 7, 2001. Filed herewith.
     10.35 Letter Agreement between Covance Inc. and Joseph Herring dated November 7, 2001. Filed herewith.

Exhibit
 Number                            Description
 ------                            -----------

     10.36 Amendment and Restatement of Employment Relationship between Covance Inc. and Dr. F. John Mills dated November 15, 2001. Filed herewith.
     10.37  2002 Employee Equity Participation Plan.  Filed herewith.
        21  Subsidiaries. Filed herewith.
      23.1  Consent of Ernst & Young LLP. Filed herewith
      23.2  Consent of PricewaterhouseCoopers LLP. Filed herewith.

(d) Financial Statement Schedules.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Covance has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COVANCE INC.



Dated: March 4, 2002                   By: /s/ CHRISTOPHER A. KUEBLER
                                           -------------------------------------
                                           Christopher A. Kuebler
                                           Chairman of the Board and Chief
                                           Executive Officer

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

          Signature                                       Title                               Date
          ---------                                       -----                               ----

/s/ CHRISTOPHER A. KUEBLER           Chairman of the Board, Chief Executive Officer      March 4, 2002
-------------------------------      and Director
Christopher A. Kuebler               (Principal Executive Officer)

/s/ WILLIAM E. KLITGAARD             Corporate Senior Vice President and                 March 4, 2002
-------------------------------      Chief Financial Officer
William E. Klitgaard                 (Principal Financial Officer)

/s/ MICHAEL GIANNETTO                Corporate Vice President and Controller             March 4, 2002
-------------------------------      (Principal Accounting Officer)
Michael Giannetto

/s/ ROBERT M. BAYLIS                 Director                                            March 4, 2002
-------------------------------
Robert M. Baylis

/s/ IRWIN LERNER                     Director                                            March 4, 2002
-------------------------------
Irwin Lerner

/s/ J. RANDALL MACDONALD             Director                                            March 4, 2002
-------------------------------
J. Randall MacDonald

/s/ NIGEL W. MORRIS                  Director                                            March 4, 2002
-------------------------------
Nigel W. Morris

/s/ KATHLEEN G. MURRAY               Director                                            March 4, 2002
-------------------------------
Kathleen G. Murray

/s/ WILLIAM C. UGHETTA               Director                                            March 4, 2002
-------------------------------
William C. Ughetta

                                 EXHIBIT INDEX
                                 -------------

Exhibit
 Number                            Description
 ------                            -----------

     2.1 Transaction Agreement among Corning Incorporated, Corning Life Sciences Inc., Corning Clinical Laboratories Inc. (Delaware), Covance Inc. and Corning Clinical Laboratories Inc. (Michigan), dated November 22, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     3.1 Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
     3.2 By-Laws. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
     4.1 Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.
     4.2 Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
     10.1 Tax Sharing Agreement among Corning Incorporated, Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.2 Spin-Off Tax Indemnification Agreement between Corning Incorporated and Covance Inc., dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.3 Spin-Off Tax Indemnification Agreement between Covance Inc. and Corning Clinical Laboratories Inc., December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.4 Spin-Off Tax Indemnification Agreement between Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.5 Credit Agreement among Covance Inc., NationsBank, N.A., Wachovia Bank of Georgia, N.A. and Lenders named therein, dated November 26,1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.6 Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.7 Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.8 Employee Stock Purchase Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.9 Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
     10.10 Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     10.11 Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
     10.12 Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
     10.13 Variable Compensation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
     10.14 Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
     10.15 Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit
 Number                            Description
 ------                            -----------

     10.16 Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
     10.17 Severance Agreement and Release between Covance Inc. and James D. Utterback dated as of September 1, 1999. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
     10.18 Employment Agreement between Christopher A. Kuebler and Covance Inc. dated as of May 13, 1999. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
     10.19 2000 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
     10.20 Letter Agreement between Covance Inc. and Stephen J. Sullivan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
     10.21 Covance Inc. Variable Compensation Plan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
     10.22 Amendment No. 1 to the Covance Inc. Employee Stock Purchase Plan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
     10.23 Credit Agreement among Covance Inc., Lenders named therein, and Bank of America, N.A. dated June 28, 2000. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
     10.24 Third Amendment to Credit Agreement dated November 26, 1996 among Covance Inc., Nationsbank, N.A., Wachovia Bank of Georgia, N.A., and Lenders named therein (amended June 28, 2000). Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
     10.25 Letter Agreement between Covance Inc. and Joseph L. Herring. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
     10.26 Amended and Restated Letter Agreement between Covance Inc. and Charles C. Harwood, Jr. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
     10.27 Resignation Agreement between Covance Inc. and Jeffrey S. Hurwitz. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
     10.28 Asset and Stock Purchase Agreement, dated as of December 21, 2000 among Covance Inc., Covance Clinical and Periapproval Services Ltd., and Fisher Scientific International, Inc. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
     10.29 First Amendment to Credit Agreement dated November 13, 2000 among Covance Inc., Lenders named therein, and Bank of America, N.A. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
     10.30 Fourth Amendment to Credit Agreement dated November 13, 2000 among Covance Inc., Nationsbank, N.A., Wachovia Bank of Georgia, and Lenders named therein. Incorporated by reference to Covance's Annual Report on Form 10-K for the period ended December 31, 2000.
     10.31 Credit Agreement among Covance Inc., Lenders named Therein, Bank of America, N.A., Barclays Bank PLC, PNC Bank, National Association, The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust Company dated June 28, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
     10.32 Stock Purchase Agreement between Covance Inc. and Akzo Nobel Inc. dated as of April 23, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
     10.33 Covance Inc. Variable Compensation Plan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2001.
     10.34 Employment Agreement between Covance Inc. and Christopher A. Kuebler dated November 7, 2001. Filed herewith.
     10.35 Letter Agreement between Covance Inc. and Joseph Herring dated November 7, 2001. Filed herewith.

Exhibit
 Number                            Description
 ------                            -----------

     10.36 Amendment and Restatement of Employment Relationship between Covance Inc. and Dr. F. John Mills dated November 15, 2001. Filed herewith.
     10.37  2002 Employee Equity Participation Plan.  Filed herewith.
        21  Subsidiaries. Filed herewith.
      23.1  Consent of Ernst & Young LLP. Filed herewith
      23.2  Consent of PricewaterhouseCoopers LLP. Filed herewith.

(d) Financial Statement Schedules.

         None.