Form 10-Q
period 2002-03-31
COVANCE INC
filed 2002-04-26
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                For the quarterly period ended March 31, 2002
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ____________________ to ____________________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 10, 2002, the Registrant had 62,225,577 shares of Common Stock outstanding.

                                                   Covance Inc.
                             Form 10-Q For the Quarterly Period Ended March 31, 2002

                                                      INDEX
                                                                                                            Page
                                                                                                            ----
     Part I. Financial Information

     Item 1.  Financial Statements (Unaudited)

       Consolidated Balance Sheets--March 31, 2002 and December 31, 2001.................................     2

       Consolidated Statements of Income--Three Months ended March 31, 2002 and 2001.....................     3

       Consolidated Statements of Cash Flows--Three Months ended March 31, 2002 and 2001.................     4

       Notes to Consolidated Financial Statements.......................................................      5


     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....      9

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk.................................     18


     Part II. Other Information


     Item 6.  Exhibits and Reports on Form 8-K..........................................................     18


     Signature Page.....................................................................................     19




                                                                                                              1

                                          COVANCE INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                                                              March 31,      December 31,
                                                                                      2002             2001
                                                                                  -------------    -------------
Assets                                                                             (UNAUDITED)
Current Assets:
    Cash and cash equivalents .................................................   $      34,403    $      35,404
    Accounts receivable .......................................................         158,559          167,840
    Unbilled services .........................................................          43,570           40,895
    Inventory .................................................................          33,738           36,131
    Deferred income taxes .....................................................          13,771           13,445
    Prepaid expenses and other current assets .................................          38,745           30,778
                                                                                  -------------    -------------
       Total Current Assets ...................................................         322,786          324,493
Property and equipment, net ...................................................         224,384          228,092
Goodwill, net .................................................................          54,066           54,038
Other assets ..................................................................           5,060            5,405
                                                                                  -------------    -------------
       Total Assets ...........................................................   $     606,296    $     612,028
                                                                                  =============    =============
Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable ..........................................................   $      17,186    $      21,134
    Accrued payroll and benefits ..............................................          39,305           45,902
    Accrued expenses and other current liabilities ............................          39,387           40,296
    Unearned revenue ..........................................................         118,314          116,712
    Income taxes payable ......................................................           6,669            2,739
                                                                                  -------------    -------------
       Total Current Liabilities ..............................................         220,861          226,783
Long-term debt ................................................................              --           15,000
Deferred income taxes .........................................................          11,685           11,613
Other liabilities .............................................................          13,930           13,687
                                                                                  -------------    -------------
       Total Liabilities ......................................................         246,476          267,083
                                                                                  -------------    -------------
Commitments and Contingent Liabilities
Stockholders' Equity:
    Preferred Stock - Par value $1.00 per share; 10,000,000
          shares authorized; no shares issued and outstanding
          at March 31, 2002 and December 31, 2001, respectively ...............              --               --
    Common Stock - Par value $0.01 per share; 140,000,000
          shares authorized; 62,186,312 and 61,882,084 shares
          issued and outstanding, including those held in treasury,
          at March 31, 2002 and December 31, 2001, respectively ...............             622              619
    Paid-in capital ...........................................................         126,898          122,217
    Retained earnings .........................................................         267,104          255,326
    Accumulated other comprehensive income (loss)--
          Cumulative translation adjustment ...................................         (13,762)         (12,310)
    Treasury stock at cost (2,078,873 and 2,073,772 shares at
          March 31, 2002 and December 31, 2001, respectively) .................         (21,042)         (20,907)
                                                                                  -------------    -------------
       Total Stockholders' Equity .............................................         359,820          344,945
                                                                                  -------------    -------------
       Total Liabilities and Stockholders' Equity .............................   $     606,296    $     612,028
                                                                                  =============    =============


             The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                2

                                     COVANCE INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (UNAUDITED)

                                                                       Three Months Ended March 31
                                                                    ----------------------------------
(Dollars in thousands, except per share data)                          2002                   2001
                                                                    ------------          ------------
Net revenues ...................................................    $    208,582          $    228,658
Reimbursable out-of-pockets ....................................           9,700                 9,947
                                                                    ------------          ------------
         Total revenues ........................................         218,282               238,605
                                                                    ------------          ------------

Costs and expenses:
    Cost of revenue (including reimbursable expenses) ..........         157,759               176,463
    Selling, general and administrative ........................          31,265                32,297
    Depreciation and amortization ..............................          10,106                13,619
                                                                    ------------          ------------
         Total .................................................         199,130               222,379
                                                                    ------------          ------------
Income from operations .........................................          19,152                16,226
                                                                    ------------          ------------
Other (income) expense, net:
    Interest expense ...........................................             585                 4,532
    Interest income ............................................            (267)                 (317)
    Foreign exchange transaction gain, net .....................            (144)                   (6)
    Gain on sale of business ...................................              --               (39,233)
                                                                    ------------          ------------
         Other (income) expense, net ...........................             174               (35,024)
                                                                    ------------          ------------
Income before taxes ............................................          18,978                51,250
Taxes on income ................................................           7,200                19,425
                                                                    ------------          ------------
Net income .....................................................    $     11,778          $     31,825
                                                                    ============          ============




Basic earnings per share .......................................           $0.20                 $0.55

Weighted average shares outstanding - basic ....................      60,280,237            58,036,599


Diluted earnings per share .....................................           $0.19                 $0.54

Weighted average shares outstanding - diluted ..................      61,705,813            59,096,725


        The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                     3

                                     COVANCE INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                              (UNAUDITED)

                                                                          Three Months Ended March 31
                                                                          ----------------------------
(Dollars in thousands)                                                       2002            2001
                                                                          ------------    ------------
Cash flows from operating activities:
Net income ............................................................   $     11,778    $     31,825
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Gain on sale of business ..........................................             --         (39,233)
    Depreciation and amortization .....................................         10,106          13,619
    Stock issued under employee benefit and stock
      compensation plans ..............................................          2,647           2,295
    Deferred income tax benefit .......................................           (254)         (1,731)
    Other .............................................................            135             872
    Changes in operating assets and liabilities, net of
      business sold:
      Accounts receivable .............................................          9,281          (3,122)
      Unbilled services ...............................................         (2,675)          1,768
      Inventory .......................................................          2,393          (1,325)
      Accounts payable ................................................         (3,948)            164
      Accrued liabilities .............................................         (7,506)        (12,861)
      Unearned revenue ................................................          1,602          10,167
      Income taxes payable ............................................          3,930          18,083
      Other assets and liabilities, net ...............................         (7,692)         (3,879)
                                                                          ------------    ------------
Net cash provided by operating activities .............................         19,797          16,642
                                                                          ------------    ------------
Cash flows from investing activities:
    Proceeds from sale of business ....................................             --         137,500
    Capital expenditures ..............................................         (7,688)        (14,296)
    Other, net ........................................................            (12)              7
                                                                          ------------    ------------
Net cash (used in) provided by investing activities ...................         (7,700)        123,211
                                                                          ------------    ------------
Cash flows from financing activities:
    Net repayments under revolving credit facilities ..................        (15,000)       (104,000)
    Repayments of debt ................................................             --         (18,723)
    Stock issued under employee stock purchase and
      option plans ....................................................          2,037             799
    Purchase of treasury stock ........................................           (135)            (86)
                                                                          ------------    ------------
Net cash used in financing activities .................................        (13,098)       (122,010)
                                                                          ------------    ------------
Net change in cash and cash equivalents ...............................         (1,001)         17,843
Cash and cash equivalents, beginning of period ........................         35,404           7,191
                                                                          ------------    ------------
Cash and cash equivalents, end of period ..............................   $     34,403    $     25,034
                                                                          ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                     4

                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             March 31, 2002 and 2001
               (dollars in thousands, unless otherwise indicated)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 2001, 2000 and 1999 included in our Annual Report on Form 10-K for the year ended December 31, 2001.


2.   Summary of Significant Accounting Policies

     Use of Estimates

     These unaudited consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Reclassifications

     Certain prior period balances have been reclassified to conform with current year presentation.

     Prepaid Expenses and Other Current Assets

     In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $20.5 million and $17.2 million at March 31, 2002 and December 31, 2001, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

     Inventory

     Inventories, which consist principally of supplies, are valued at the lower of cost (first-in, first-out method) or market.

     Goodwill

     Effective January 1, 2002, in accordance with the adoption of Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets, Covance ceased amortization of goodwill. Had amortization expense not been recorded for the quarter ended March 31, 2001, the impact on income from operations, net income and earnings per share would have been an increase of $0.9 million, $0.7 million, and $0.01 per share, respectively. See
Note 6 "Pro Forma Financial Information".

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)
                             March 31, 2002 and 2001
               (dollars in thousands, unless otherwise indicated)

     Comprehensive Income

     Comprehensive income has been calculated in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Covance has determined total comprehensive income to be $10.3 million and $32.3 million for the three months ended March 31, 2002 and 2001, respectively. Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

     Earnings Per Share

     Earnings per share has been calculated in accordance with FASB Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended March 31, 2002 and 2001, the denominator was increased by 1,425,576 shares and 1,060,126 shares, respectively, representing the dilutive effect of stock options outstanding at March 31, 2002 and 2001 with exercise prices less than the average market price of Covance's common stock during each respective period.

     Reimbursable Out-of-Pocket Expenses

     As discussed in Note 2 "Prepaid Expenses and Other Current Assets", Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 ("EITF 01-14"), Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, amounts paid to volunteers and other out-of-pocket costs are now included in cost of revenue, while the reimbursements received are reported as revenues in the Consolidated Statements of Income. Covance will continue to exclude from revenue and expense in the Consolidated Statements of Income fees paid to investigators and the associated reimbursement since Covance acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments. See Note 2 "Recently Issued Accounting Standards" for additional information regarding EITF 01-14.

     Segment Reporting

     Covance reports information about its operating segments and related disclosures about products, services, geographic areas and major customers in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. See Note 5 "Segment Information".

     Recently Issued Accounting Standards

     In November 2001, the FASB issued EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This rule requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs be included as operating expenses in the income statement. Covance implemented this rule for the quarter ended March 31, 2002 and as required, has also reclassified comparative financial information for the quarter ended March 31, 2001. The implementation of this rule resulted only in the gross up of revenues and expenses and has no impact upon earnings.

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement was effective for Covance's quarter ended March 31, 2002. These new rules on asset impairment supersede FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and portions of APB Opinion 30, Reporting the Results of Operations. This Standard provides a single accounting model for long-lived assets to be disposed and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of this statement did not have a material impact on Covance's results of operations, financial position or cash flows.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)
                             March 31, 2002 and 2001
               (dollars in thousands, unless otherwise indicated)

     In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Covance adopted this statement on January 1, 2002 and accordingly ceased the amortization of goodwill. The adoption of this statement did not have a material impact on Covance's financial position or cash flows, and the impact on diluted earnings per share was $0.01 per share for the quarter ended March 31, 2002.


3.   Supplemental Cash Flow Information

     Cash paid for interest for the three months ended March 31, 2002 and 2001 totaled $0.5 million and $4.6 million, respectively. Cash paid for income taxes for the three months ended March 31, 2002 and 2001 totaled $3.9 million and $1.4 million, respectively.


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

     The information provided below for 2001 is on an "as reported" basis and has not been restated to exclude the results of Biomanufacturing and Packaging, which were divested during 2001. Certain of the information below has been presented on a pro forma basis in Note 6.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)
                             March 31, 2002 and 2001
               (dollars in thousands, unless otherwise indicated)

     The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues, operating income and total assets for the three months ended March 31, 2002 and 2001 are as follows:

                                                      Early            Late-Stage         Other
                                                   Development         Development   Reconciling Items       Total
                                                   -----------         -----------   -----------------       -----

Three months ended March 31, 2002
   Total revenues from external customers...        $   85,384         $ 123,198      $    9,700  (a)     $ 218,282
   Operating income.........................        $   14,180         $  14,028      $   (9,056) (b)     $  19,152
   Total assets.............................        $  287,475         $ 302,838      $   15,983  (c)     $ 606,296

Three months ended March 31, 2001
   Total revenues from external customers...        $   74,045         $ 154,613      $    9,947  (a)     $ 238,605
   Operating income.........................        $   11,336         $  10,660      $   (5,770) (b)     $  16,226
   Total assets.............................        $  229,553         $ 421,990      $   44,726  (c)     $ 696,269

 ------------
(a)   Represents revenues associated with reimbursable out-of-pocket expenses.
(b) Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal).
(c)   Represents corporate assets.

6.   Pro Forma Financial Information

     The following is a reconciliation between amounts on an "as reported" basis and amounts on a pro forma basis for the three months ended March 31, 2001. The pro forma results reflect (1) the exclusion of the results of Packaging and Biomanufacturing, (2) reduced interest expense from the application of the net proceeds from the sales of these businesses to outstanding debt, (3) the exclusion of the net gain recognized on the sale of Packaging during the period, and (4) the exclusion of goodwill amortization in accordance with the adoption of FASB Statement No. 142.

                                                                 Pro Forma Adjustments to Remove
                                                   ---------------------------------------------------------
                                         As                        Biomanu-       Net Gain        Goodwill     Pro Forma
                                       Reported     Packaging      facturing       on Sale      Amortization    Results
                                     -----------   -----------    -----------    -----------    ------------  -----------
Three Months Ended March 31, 2001
---------------------------------

Net revenues ..................      $   228,658   $   (11,439)   $   (21,610)   $        --    $        --   $   195,609

Income from operations ........      $    16,226   $    (3,807)   $     1,718    $        --    $       881   $    15,018

Income before taxes ...........      $    51,250   $    (2,580)   $     3,703    $   (39,233)   $       881   $    14,021

Taxes on income ...............      $    19,425   $      (762)   $     1,481    $   (14,908)   $       172   $     5,408

Net income ....................      $    31,825   $    (1,818)   $     2,222    $   (24,325)   $       709   $     8,613

Diluted earnings per share.....      $      0.55   $     (0.03)   $      0.04    $     (0.42)   $      0.01   $      0.15

                                                                                                                        8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

Overview

     Covance is a leading contract research organization providing a wide range of product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two segments for financial reporting purposes: early development services, which includes preclinical and Phase I clinical; and late-stage development services, which includes central laboratory, clinical development, biomanufacturing (through June 15, 2001), commercialization and other clinical support services (including our packaging operations through February 14, 2001). Covance believes it is one of the largest biopharmaceutical contract research organizations, based on 2001 annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to reduce product development time. This enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

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

     Historically, a majority of Covance's net revenues have been earned under contracts. These contracts generally range in duration from a few months to two years, but can extend in duration up to five years. Revenue from these contracts is generally recognized under either the percentage of completion method of accounting or as services are rendered or products are delivered, depending upon the nature of the work contracted. Where the percentage of completion method is used, Covance generally measures progress toward completion in terms of units-of-work performed as compared to the total units-of-work contracted. The contracts may contain provisions for renegotiation for cost overruns arising from changes in the scope of work. Renegotiated amounts are included in net revenues when earned and realization is assured. In some cases, for multi-year contracts a portion of the contract fee is paid at the time the trial is initiated. These amounts are deferred and recognized as revenue as services are performed. Additional payments are made based upon the achievement of performance-based milestones over the contract duration. In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Investigator fees are not reflected in total revenues or expenses since Covance acts in the capacity of an agent on behalf of the pharmaceutical company sponsor, passing through these costs without risk or reward to Covance. Most contracts are terminable either immediately or upon notice by the client. These contracts typically require payment to Covance of expenses to wind down a study, payment to Covance of fees earned to date, and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profit that could have been earned by Covance under the contract if it had not been terminated early.

     Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 ("EITF 01-14"), Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, amounts paid to volunteers and other out-of-pocket costs are now included in cost of revenue, while the reimbursements received are reported as reimbursable out-of-pocket revenues in the Consolidated Statements of Income. Covance will continue to exclude from revenue and expense in the Consolidated Statements of Income fees paid to investigators and the associated reimbursement since Covance acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Accounting Pronouncements" for additional information regarding EITF 01-14.

     Covance segregates its recurring operating expenses among three categories: cost of revenue; selling, general and administrative expenses; and depreciation and amortization. Cost of revenue consists of appropriate amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefit charges, other direct costs and an allocation of facility charges and information technology costs, and excludes depreciation and amortization. Also, as mentioned above, cost of revenue now includes reimbursable out-of-pocket costs. Cost of revenue, as a percentage of net revenues, tends and is expected to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving hundreds of studies conducted during any period of time. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs, and excludes depreciation and amortization.

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

Results of Operations

     Variances explained below are on an "as reported" basis, but also include certain pro forma variances (where so noted) - that is, variances between the three months ended March 31, 2002 and 2001 after giving effect to 1) the divestiture of Packaging and Biomanufacturing as if these transactions had occurred on January 1, 2001, and 2) the exclusion of goodwill amortization in accordance with the adoption of FASB Statement No. 142 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Accounting Pronouncements" for additional information regarding Statement No.
142).

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001. Net revenues decreased 8.8% to $208.6 million for the three months ended March 31, 2002 from $228.7 million for the corresponding 2001 period, as the 2001 period includes revenues from Covance's biomanufacturing operations for the entire period and includes revenues from Covance's packaging operations through February 14, 2001. On a pro forma basis, net revenues increased 6.6% to $208.6 million for the three months ended March 31, 2002 from $195.6 million for the corresponding 2001 period. Excluding the impact of foreign exchange rate variances between both periods, on a pro forma basis, net revenues increased 7.5% as compared to the corresponding 2001 period. Net revenues from Covance's early development segment grew 15.3%, or 16.4% excluding the impact of foreign exchange rate variances between both periods, driven primarily by growth in our toxicology service offering. On a pro forma basis, net revenues from Covance's late-stage development segment increased 1.3%, or 2.0% excluding the impact of foreign exchange rate variances between both periods. The modest late-stage development revenue growth was impacted by our strategy to first improve our operating margins by an increased focus on contract selectivity, particularly in our Phase II/III services, and the slower conversion of our backlog to revenue, particularly in our central laboratory business. Our Phase IV and other late-stage service offerings continue to experience solid revenue growth.

     Cost of revenue, excluding reimbursable out-of-pocket expenses totaling $9.7 million, decreased 11.1% to $148.1 million or 71.0% of net revenues for the three months ended March 31, 2002 as compared to $166.5 million (excluding reimbursable out-of-pocket expenses totaling $9.9 million) or 72.8% of net revenues for the corresponding 2001 period. Excluding reimbursable out-of-pocket expenses, gross margins were 29.0% for the three months ended March 31, 2002 and 27.2% for the corresponding 2001 period, as the 2001 period includes Covance's biomanufacturing operations for the entire period and Covance's packaging operations through February 14, 2001. Also, the 2001 period included higher investment spending on internet initiatives and lower margins on bioanalytical services.

     Overall, selling, general and administrative expenses decreased 3.2% to $31.3 million for the three months ended March 31, 2002 from $32.3 million for the corresponding 2001 period. As a percentage of net revenues, selling, general and administrative expenses increased to 15.0% for the three months ended March 31, 2002 from 14.1% for the corresponding 2001 period, as the 2001 period includes Covance's biomanufacturing operations for the entire period and Covance's packaging operations through February 14, 2001. On a pro forma basis, as a percentage of net revenues, selling, general and administrative expenses were 14.9% for the 2001 period.

     Depreciation and amortization decreased 25.8% to $10.1 million or 4.8% of net revenues for the three months ended March 31, 2002 as compared to $13.6 million or 6.0% of net revenues for the corresponding 2001 period, due primarily to the divestiture of our capital intensive biomanufacturing and packaging businesses in the first half of 2001, and the implementation of FASB Statement No. 142 in the first quarter of 2002, which has eliminated the amortization of goodwill. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Accounting Pronouncements."

     Income from operations increased 18.0% to $19.2 million for the three months ended March 31, 2002 from $16.2 million for the corresponding 2001 period. Income from operations from Covance's early development segment increased $2.8 million or 25.1% to $14.2 million or 16.6% of net revenues for the three months ended March 31, 2002 from $11.3 million or 15.3% of net revenues for the corresponding 2001 period, primarily driven by growth in our toxicology services offering. Income from operations from Covance's late-stage development segment increased $3.4 million or 31.6% to $14.0 million or 11.4% of net revenues for the three months ended March 31, 2002 from $10.7 million or 8.8% of net revenues for the corresponding 2001 period.

     On a pro forma basis, income from operations increased 27.5% to $19.2 million for the three months ended March 31, 2002 from $15.0 million for the corresponding 2001 period. As a percentage of net revenues on a pro forma basis, income from operations increased to 9.2% for the three months ended March 31, 2002 from 7.7% for the corresponding 2001 period. On a pro forma basis, income from operations from Covance's late-stage development segment increased $4.7 million or 50.5% to $14.0 million as compared to $9.3 million for the three months ended March 31, 2001. The increase in late-stage development operating income on a pro forma basis was due to Covance's continued focus on margin improvement in our Phase II/III services mentioned above, and margin growth in Phase IV services.

     Other expense, net for the 2001 period includes a $39.2 million pre-tax gain on the sale of Packaging in February 2001. Excluding this gain, other expense, net decreased $4.0 million to $0.2 million for the three months ended March 31, 2002 from $4.2 million for the corresponding 2001 period, due primarily to a decrease in interest expense of $3.9 million resulting from a decrease in the weighted average borrowings under our long-term credit facility resulting from the divestitures as previously mentioned.

     Covance's effective tax rate for both the three month periods ended March 31, 2002 and 2001 was 37.9%.

     Net income was $11.8 million for the three months ended March 31, 2002 versus $31.8 million for the corresponding 2001 period. On a pro forma basis, net income increased 36.7% or $3.2 million for the three months ended March 31, 2002 as compared to $8.6 million for the corresponding 2001 period.

Liquidity and Capital Resources

     Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. On June 28, 2001, Covance replaced its credit facility with a new $150 million senior revolving credit facility (the "Credit Facility"). Covance believes cash from operations and available borrowings under the Credit Facility will provide sufficient liquidity for the foreseeable future. At March 31, 2002, there were no outstanding borrowings and $0.9 million of outstanding letters of credit under the Credit Facility. At December 31, 2001, there was $15.0 million of outstanding borrowings and $0.9 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin and approximated 3.22% per annum for the three month period ended March 31, 2002. Interest on the previous credit facility approximated 7.89% for the same period in 2001. Costs associated with replacing the previous credit facility in June 2001, consisting primarily of bank fees totaling $1.7 million, are being amortized over the three year facility term.

     During the three months ended March 31, 2002, Covance's operations provided net cash of $19.8 million, an increase of $3.2 million from the corresponding 2001 period. Cash flows from net earnings adjusted for non-cash activity provided $24.4 million for the three months ended March 31, 2002, up $16.8 million or 219.2% from $7.6 million for the corresponding 2001 period. The change in net operating assets used $4.6 million in cash during the three months ended March 31, 2002, primarily due to a reduction in accrued liabilities, while this net change provided $9.0 million in cash during the three months ended March 31, 2001, primarily due to an increase in unearned revenue and income taxes payable. Covance's ratio of current assets to current liabilities was 1.46 at March 31, 2002 and 1.43 at December 31, 2001.

     Net days sales outstanding ("DSOs") at March 31, 2002 were 36 days, down from 41 days at December 31, 2001. DSOs are currently at historic lows, and accordingly Covance does not expect to experience significant additional improvement in DSOs during the remainder of 2002. DSOs have historically followed a seasonal pattern whereby they are generally at their lowest levels at year end and increase during the first six to nine months of the year, before returning to their seasonally lower levels at year end. The impact upon liquidity from a one day change in DSOs is approximately $2 million in cash flow.

     Investing activities for the three months ended March 31, 2002 used $7.7 million, compared to using $14.3 million for the corresponding 2001 period, excluding the $137.5 million in proceeds from the sale of Packaging in the first quarter of 2001. Capital spending for the first three months of 2002 totaled $7.7 million, and was primarily for the expansion of Covance's toxicology capacity, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees. Capital spending for the corresponding 2001 period was primarily for the outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees.

     Planned capital expenditures in 2002 include spending associated with the $27 million expansion of Covance's toxicology capacity in Madison, Wisconsin and the $13 million expansion and enhancement of our Harrogate, England facility.

Foreign Currency

     Since Covance operates on a global basis, it is exposed to various foreign currency risks. Two specific risks arise from the nature of the contracts Covance executes with its customers since from time to time contracts are denominated in a currency different than the particular Covance subsidiary's local currency. These risks are generally applicable only to a portion of the contracts executed by Covance's foreign subsidiaries providing clinical services. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary's expenses are incurred. As a result, the subsidiary's net revenues and resultant earnings can be affected by fluctuations in exchange rates. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon Covance's consolidated financial results. See "Risk Factors."

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

New Accounting Pronouncements

     In November 2001, the FASB issued EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This rule requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs be included as operating expenses in the income statement. Covance implemented this rule for the quarter ended March 31, 2002 and as required, has also reclassified comparative financial information for the quarter ended March 31, 2001. The implementation of this rule results only in the gross up of revenues and expense and has no impact upon earnings.

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement was effective for Covance's quarter ended March 31, 2002. These new rules on asset impairment supersede FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and portions of APB Opinion 30, Reporting the Results of Operations. This Standard provides a single accounting model for long-lived assets to be disposed and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of this statement did not have a material impact on Covance's results of operations, financial position or cash flows.

     In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Covance adopted this statement on January 1, 2002 and accordingly ceased the amortization of goodwill. The adoption of this statement did not have a material impact on Covance's financial position or cash flows, and the impact on diluted earnings per share was $0.01 per share for the quarter ended March 31, 2002.


     Forward Looking Statements. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, the Company's ability to increase profitability of its clinical development services and to increase order volume in central laboratory services, and continued growth in demand for bioanalytical services and Covance's ability to provide these services on a large scale basis, and other factors described in Covance's filings with the Securities and Exchange Commission including its Annual Report on Form 10-K.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     Our $150.0 million credit facility is U.S. Dollar denominated and is not subject to transaction or translation exposure. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin and approximated 3.22% per annum for the three months ended March 31, 2002. At March 31, 2002 we did not have any outstanding borrowings under our credit facility.

     For the three months ended March 31, 2002, approximately 33% of our net revenues were from outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Foreign Currency" for a more detailed discussion of our foreign currency risks and exposures.


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Not applicable

(b)      Reports on Form 8-K

         During the three month period ended March 31, 2002, no reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                   COVANCE INC.

Dated: April 26, 2002                         By:  /s/ Christopher A. Kuebler
                                                   ---------------------------
                                                       Christopher A. Kuebler
                                                       Chairman of the Board and
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title                                 Date
---------                                            -----                                 ----
/s/ Christopher A. Kuebler
-----------------------------------
    Christopher A. Kuebler                  Chairman of the Board and                  April 26, 2002
                                            Chief Executive Officer
                                            (Principal Executive Officer)

/s/ William E. Klitgaard
-----------------------------------
    William E. Klitgaard                    Corporate Senior Vice President            April 26, 2002
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

/s/ Michael Giannetto
-----------------------------------
     Michael Giannetto                      Corporate Vice President and Controller    April 26, 2002
                                            (Principal Accounting Officer)




                                                                                                   19