Form 10-Q
period 2002-06-30
COVANCE INC
filed 2002-07-26
CIK 1023131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________ to ______________



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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 18, 2002, the Registrant had 60,404,523 shares of Common Stock outstanding.

                                  Covance Inc.
             Form 10-Q For the Quarterly Period Ended June 30, 2002

                                      INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets--June 30, 2002 and December 31, 2001.....    2

     Consolidated Statements of Income--Three and Six Months ended
     June 30, 2002 and 2001...............................................    3

     Consolidated Statements of Cash Flows--Six Months ended June 30,
     2002 and 2001........................................................    4

     Notes to Consolidated Financial Statements...........................    5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........   20


Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders..............   21

Item 6.  Exhibits and Reports on Form 8-K.................................   21


Signature Page............................................................   22

                               COVANCE INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                               June 30,   December 31,
                                                                       2002         2001
                                                                    ---------    ---------
                                                                   (UNAUDITED)
Assets
Current Assets:
    Cash and cash equivalents ...................................   $  51,695    $  35,404
    Accounts receivable .........................................     163,382      167,840
    Unbilled services ...........................................      47,551       40,895
    Inventory ...................................................      36,070       36,131
    Deferred income taxes .......................................      10,689       13,445
    Prepaid expenses and other current assets ...................      32,301       30,778
                                                                    ---------    ---------
        Total Current Assets ....................................     341,688      324,493
Property and equipment, net .....................................     229,880      228,092
Goodwill, net ...................................................      54,107       54,038
Other assets ....................................................       5,058        5,405
                                                                    ---------    ---------
        Total Assets ............................................   $ 630,733    $ 612,028
                                                                    =========    =========
Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable ............................................   $  21,113    $  21,134
    Accrued payroll and benefits ................................      46,621       45,902
    Accrued expenses and other current liabilities ..............      42,127       40,296
    Unearned revenue ............................................     101,853      116,712
    Income taxes payable ........................................      10,503        2,739
                                                                    ---------    ---------
        Total Current Liabilities ...............................     222,217      226,783
Long-term debt ..................................................          --       15,000
Deferred income taxes ...........................................      11,233       11,613
Other liabilities ...............................................      14,638       13,687
                                                                    ---------    ---------
        Total Liabilities .......................................     248,088      267,083
                                                                    ---------    ---------
Commitments and Contingent Liabilities
Stockholders' Equity:
    Preferred Stock - Par value $1.00 per share; 10,000,000
        shares authorized; no shares issued and outstanding  at
        June 30, 2002 and December 31, 2001, respectively .......          --           --
    Common Stock - Par value $0.01 per share; 140,000,000
        shares authorized 62,403,045 and 61,882,084 shares
        issued and outstanding, including those held in treasury,
        at June 30, 2002 and December 31, 2001, respectively ....         624          619
    Paid-in capital .............................................     130,668      122,217
    Retained earnings ...........................................     280,206      255,326
    Accumulated other comprehensive income (loss)--
        Cumulative translation adjustment .......................      (7,781)     (12,310)
    Treasury stock at cost (2,080,449 and 2,073,772 shares at
        June 30, 2002 and December 31, 2001, respectively) ......     (21,072)     (20,907)
                                                                    ---------    ---------
        Total Stockholders' Equity ..............................     382,645      344,945
                                                                    ---------    ---------
        Total Liabilities and Stockholders' Equity ..............   $ 630,733    $ 612,028
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

                                                                                         2

                                             COVANCE INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (UNAUDITED)


                                                               Three Months Ended               Six Months Ended
                                                                     June 30                         June 30
                                                          ----------------------------    ----------------------------
(Dollars in thousands, except per share data)                 2002            2001            2002            2001
                                                          ------------    ------------    ------------    ------------

Net revenues ..........................................   $    219,206    $    226,421    $    427,788    $    455,079
Reimbursable out-of-pockets ...........................         10,623          10,279          20,323          20,226
                                                          ------------    ------------    ------------    ------------
   Total revenues .....................................        229,829         236,700         448,111         475,305
                                                          ------------    ------------    ------------    ------------

Cost and expenses:
   Cost of revenue (including reimbursable expenses) ..        162,920         175,775         320,679         352,238
   Selling, general and administrative ................         34,215          33,171          65,480          65,468
   Depreciation and amortization ......................         10,205          12,577          20,311          26,196
   Restructuring charge ...............................             --           8,178              --           8,178
                                                          ------------    ------------    ------------    ------------
     Total ............................................        207,340         229,701         406,470         452,080
                                                          ------------    ------------    ------------    ------------
Income from operations ................................         22,489           6,999          41,641          23,225
                                                          ------------    ------------    ------------    ------------

Other (income) expense, net:
   Interest expense ...................................            483           2,563           1,068           7,094
   Interest income ....................................           (316)           (279)           (583)           (595)
   Foreign exchange transaction losses, net ...........          1,522             159           1,378             153
   Loss (gain) on sale of businesses ..................             --           8,430              --         (30,803)
                                                          ------------    ------------    ------------    ------------
     Other (income) expense, net ......................          1,689          10,873           1,863         (24,151)
                                                          ------------    ------------    ------------    ------------
Income (loss) before taxes ............................         20,800          (3,874)         39,778          47,376
Provision (benefit) for income taxes ..................          7,698          (1,115)         14,898          18,310
                                                          ------------    ------------    ------------    ------------

Net income (loss) .....................................   $     13,102    $     (2,759)   $     24,880    $     29,066
                                                          ============    ============    ============    ============


Basic earnings (loss) per share .......................   $       0.22    $      (0.05)   $       0.41    $       0.50

Weighted average shares outstanding - basic ...........     60,527,636      58,534,186      60,403,936      58,285,392


Diluted earnings (loss) per share .....................   $       0.21    $      (0.05)   $       0.40    $       0.49

Weighted average shares outstanding - diluted .........     61,940,577      60,454,375      61,826,881      59,707,635


                The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                     3

                           COVANCE INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                    (UNAUDITED)

                                                           Six Months Ended June 30
                                                           ------------------------
(Dollars in thousands)                                        2002          2001
                                                           ----------    ----------
Cash flows from operating activities:
Net income .............................................   $   24,880    $   29,066
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization .......................       20,311        26,196
   Stock issued under employee benefit and stock
      compensation plans ...............................        5,074         6,139
   Deferred income tax benefit .........................        2,376        (1,369)
   Gain on sale of businesses ..........................           --       (30,803)
   Restructuring charge, net of cash paid ..............           --         8,178
   Other ...............................................          371           993
   Changes in operating assets and liabilities,
      net of businessses sold:
      Accounts receivable ..............................        4,458        (4,619)
      Unbilled services ................................       (6,656)          615
      Inventory ........................................           61        (1,816)
      Accounts payable .................................          (21)       (5,887)
      Accrued liabilities ..............................        2,550       (16,959)
      Unearned revenue .................................      (14,859)        5,645
      Income taxes payable .............................        7,764         3,644
      Other assets and liabilities, net ................        1,044       (15,273)
                                                           ----------    ----------
Net cash provided by operating activities ..............       47,353         3,750
                                                           ----------    ----------
Cash flows from investing activities:
   Capital expenditures ................................      (19,273)      (27,886)
   Proceeds from sale of businesses ....................           --       251,059
   Other, net ..........................................           (6)          101
                                                           ----------    ----------
Net cash (used in) provided by investing activities ....      (19,279)      223,274
                                                           ----------    ----------
Cash flows from financing activities:
   Net repayments under revolving credit facilities ....      (15,000)     (199,000)
   Repayments of debt ..................................           --       (18,723)
   Stock issued under employee stock purchase and
      option plans .....................................        3,382         5,870
   Purchase of treasury stock ..........................         (165)         (146)
                                                           ----------    ----------
Net cash used in financing activities ..................      (11,783)     (211,999)
                                                           ----------    ----------
Net change in cash and cash equivalents ................       16,291        15,025
Cash and cash equivalents, beginning of period .........       35,404         7,191
                                                           ----------    ----------
Cash and cash equivalents, end of period ...............   $   51,695    $   22,216
                                                           ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                      4

                          COVANCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             June 30, 2002 and 2001
               (dollars in thousands, unless otherwise indicated)


1.   Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 2001, 2000, and 1999 included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

         Prepaid Expenses and Other Current Assets

         In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $15.4 million and $17.2 million at June 30, 2002 and December 31, 2001, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

         Inventory

         Inventories, which consist principally of supplies, are valued at the lower of cost (first-in, first-out method) or market.

         Goodwill

         Effective January 1, 2002, in accordance with the adoption of Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets, Covance ceased amortization of goodwill. Had amortization expense not been recorded for the three months ended June 30, 2001, the impact on income from operations, net income and earnings per share would have been an increase of $0.9 million, $0.7 million, and $0.01 per share, respectively. Had amortization expense not been recorded for the six months ended June 30, 2001, the impact on income from operations, net income and earnings per share would have been an increase of $1.8 million, $1.4 million, and $0.02 per share, respectively. See Note 7 "2001 Pro Forma Financial Information".

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)
                             June 30, 2002 and 2001
               (dollars in thousands, unless otherwise indicated)


         Comprehensive Income

         Comprehensive income has been calculated in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Covance has determined total comprehensive income (loss) to be $19.1 million and $(5.4) million for the three months ended June 30, 2002 and 2001, respectively, and $29.4 million and $26.9 million for the six months ended June 30, 2002 and 2001, respectively. Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

         Earnings Per Share

         Earnings per share has been calculated in accordance with FASB Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended June 30, 2002 and 2001, the denominator was increased by 1,412,941 shares and 1,920,189 shares, respectively, and for the six months ended June 30, 2002 and 2001, the denominator was increased by 1,422,945 shares and 1,422,243 shares, respectively, representing the dilutive effect of stock options outstanding at June 30, 2002 and 2001 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

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

         Segment Reporting

         Covance reports information about its operating segments and related disclosures about products, services, geographic areas and major customers in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. See Note 6 "Segment Information."

         Recently Issued Accounting Standards

         In November 2001, the FASB issued EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This rule requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs be included as operating expenses in the income statement. Covance implemented this rule beginning with the quarter ended March 31, 2002 and as required, has also reclassified comparative financial information for the three and six months ended June 30, 2001. The implementation of this rule resulted only in the gross up of revenues and expenses and has no impact upon earnings.

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement was effective beginning with Covance's quarter ended March 31, 2002. These new rules on asset impairment supersede FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and portions of APB Opinion 30, Reporting the Results of Operations. This Standard provides a single accounting model for long-lived assets to be disposed and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This statement also requires expected future operating losses from

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)
                             June 30, 2002 and 2001
               (dollars in thousands, unless otherwise indicated)


discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of this statement did not have a material impact on Covance's results of operations, financial position or cash flows.

         In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Covance adopted this statement on January 1, 2002 and accordingly ceased the amortization of goodwill. The adoption of this statement did not have a material impact on Covance's financial position or cash flows, and the impact on diluted earnings per share was $0.01 and $0.02 per share for the three and six months ended June 30, 2002, respectively.

3.   Supplemental Cash Flow Information

         Cash paid for interest for the six months ended June 30, 2002 and 2001 totaled $0.8 million and $7.9 million, respectively. Cash paid for income taxes for the six months ended June 30, 2002 and 2001 totaled $9.2 million and $14.9 million, respectively.

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

5.   Restructuring

         In June 2001, Covance announced plans to reorganize its Nexigent subsidiary, integrating Nexigent's newly developed clinical trials service offerings into Covance's core businesses and reducing Nexigent's infrastructure. Under the plan, Nexigent's service offerings - site activation, study feasibility, electronic data capture, and web-based central laboratory data access - were to continue to be marketed by Covance's core business units. Covance recorded a pre-tax restructuring charge in the second quarter of 2001, totaling approximately $8.2 million ($5.0 million net of tax). The charge consisted of approximately $6.5 million in asset write-offs, which were taken in June 2001, and approximately $1.6 million in severance and related benefits in connection with the elimination of approximately 30 redundant Nexigent positions. Severance payments began in August 2001 and will continue through 2002.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)
                             June 30, 2002 and 2001
               (dollars in thousands, unless otherwise indicated)


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

         The information provided below for 2001 is on an "as reported" basis and has not been restated to exclude the results of Biomanufacturing and Packaging, which were divested during 2001. Certain of the information below has been presented on a pro forma basis in Note 7.

         The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues, operating income and total assets for the three and six months ended June 30, 2002 and 2001 are as follows:

                                                     Early       Late-Stage           Other
                                                  Development    Development    Reconciling Items    Total
                                                  -----------    -----------    -----------------    -----

  Three months ended June 30, 2002
     Total revenues from external customers ...   $ 91,382       $127,824         $ 10,623 (a)      $229,829
     Operating income .........................   $ 16,919       $ 16,579         $(11,009)(c)      $ 22,489
     Total assets .............................   $298,429       $320,504         $ 11,800 (d)      $630,733

  Three months ended June 30, 2001
     Total revenues from external customers ...   $ 78,727       $147,694         $ 10,279 (a)      $236,700
     Operating income .........................   $ 11,124 (b)   $  2,899 (b)     $ (7,024)(c)      $  6,999 (b)
     Total assets .............................   $239,716       $283,815         $ 45,645 (d)      $569,176

  Six months ended June 30, 2002
     Total revenues from external customers ...   $176,766       $251,022         $ 20,323 (a)      $448,111
     Operating income .........................   $ 31,099       $ 30,607         $(20,065)(c)      $ 41,641
     Total assets .............................   $298,429       $320,504         $ 11,800 (d)      $630,733

  Six months ended June 30, 2001
     Total revenues from external customers ...   $152,772       $302,307         $ 20,226 (a)      $475,305
     Operating income .........................   $ 22,460 (b)   $ 13,558 (b)     $(12,793)(c)      $ 23,225 (b)
     Total assets .............................   $239,716       $283,815         $ 45,645 (d)      $569,176

  --------------------

  (a)  Represents revenues associated with reimbursable out-of-pocket expenses.
  (b) Includes restructuring charge incurred in the second quarter of 2001 totaling $8,178 ($4,985 after tax).
  (c) Represents corporate administrative expenses (primarily information technology, marketing, communications, human resources, finance and legal).
  (d)  Represents corporate assets.

                          COVANCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)
                             June 30, 2002 and 2001
               (dollars in thousands, unless otherwise indicated)


7.   2001 Pro Forma Financial Information

         The following is a reconciliation between amounts on an "as reported" basis and amounts on a pro forma basis for the three and six months ended June 30, 2001. The pro forma results reflect (1) the exclusion of the results of Packaging and Biomanufacturing, (2) reduced interest expense from the application of the net proceeds from the sales of these businesses to outstanding debt, (3) the exclusion of the gain (loss) recognized on the sale of businesses during the period, (4) the exclusion of restructuring charges during the period and (5) the exclusion of goodwill amortization in accordance with the adoption of FASB Statement No. 142.

                                                             Pro Forma Adjustments to Remove
                                ----------------------------------------------------------------------------------------
                                   As                   Biomanu-    Net Loss                      Goodwill     Pro Forma
                                Reported    Packaging   facturing    on Sale    Restructuring   Amortization    Results
                                ---------   ---------   ---------   ---------   -------------   ------------   ---------
Three Months Ended June 30, 2001
--------------------------------

Net revenues ................   $ 226,421       n/a     $ (22,563)  $      --     $      --     $      --      $ 203,858

Income from operations ......   $   6,999       n/a     $    (228)  $      --     $   8,178     $     897      $  15,846

Income (loss) before taxes ..   $  (3,874)      n/a     $   1,268   $   8,430     $   8,178     $     897      $  14,899

Taxes on income .............   $  (1,115)      n/a     $     473   $   3,020     $   3,193     $     175      $   5,746

Net income ..................   $  (2,759)      n/a     $     795   $   5,410     $   4,985     $     722      $   9,153

Diluted earnings per share ..   $   (0.05)      n/a     $    0.01   $    0.09     $    0.08     $    0.01      $    0.15


                                                             Pro Forma Adjustments to Remove
                                ----------------------------------------------------------------------------------------
                                   As                   Biomanu-    Net Gain                      Goodwill     Pro Forma
                                Reported    Packaging   facturing    on Sale    Restructuring   Amortization    Results
                                ---------   ---------   ---------   ---------   -------------   ------------   ---------
Six Months Ended June 30, 2001
------------------------------

Net revenues.................   $ 455,079   $ (11,439)  $ (44,173)  $      --     $      --     $      --      $ 399,467

Income from operations.......   $  23,225   $  (3,806)  $   1,489   $      --     $   8,178     $   1,778      $  30,864

Income (loss) before taxes...   $  47,376   $  (2,579)  $   4,970   $ (30,803)    $   8,178     $   1,778      $  28,920

Taxes on income..............   $  18,310   $    (762)  $   1,954   $ (11,888)    $   3,193     $     347      $  11,154

Net income...................   $  29,066   $  (1,817)  $   3,016   $ (18,915)    $   4,985     $   1,431      $  17,766

Diluted earnings per share...   $    0.49   $   (0.03)  $    0.05   $   (0.32)    $    0.08     $    0.02      $    0.30


                                                                                                                       9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

         Covance segregates its recurring operating expenses among three categories: cost of revenue; selling, general and administrative expenses; and depreciation and amortization. Cost of revenue consists of appropriate amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefit charges, other direct costs and an allocation of facility charges and information technology costs and excludes depreciation and amortization. Also, as mentioned above, cost of revenue now includes reimbursable out-of-pocket costs. Cost of revenue, as a percentage of net revenues, tends and is expected to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving hundreds of studies conducted during any period of time. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs, and excludes depreciation and amortization.

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

Results of Operations

         Variances explained below are on an "as reported" basis, but also include certain pro forma variances (where so noted) - that is, variances between the three months ended June 30, 2002 and 2001 and between the six months ended June 30, 2002 and 2001, after giving effect to 1) the divestiture of Packaging and Biomanufacturing as if these transactions had occurred on January 1, 2001, 2) the exclusion of the impact of restructuring charges totaling $8,178 ($4,985 net of tax) recorded during the three and six month periods ended June 30, 2001, and 3) the exclusion of goodwill amortization in accordance with the adoption of FASB Statement No. 142 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Accounting Pronouncements" for additional information regarding Statement No. 142).

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001. Net revenues decreased 3.2% to $219.2 million for the three months ended June 30, 2002 from $226.4 million for the corresponding 2001 period, as the 2001 period includes revenues from Covance's biomanufacturing operations through June 15, 2001. On a proforma basis, net revenues increased 7.5% to $219.2 million for the three months ended June 30, 2002 from $203.9 million for the corresponding 2001 period. Excluding the impact of foreign exchange rate variances between both periods, on a pro forma basis, net revenues increased 6.0% as compared to the corresponding 2001 period. Net revenues from Covance's early development segment grew 16.1%, or 15.1% excluding the impact of foreign exchange rate variances between both periods, driven primarily by growth in our toxicology service offering. On a pro forma basis, net revenues from Covance's late-stage development segment increased 2.2%, or 0.2% excluding the impact of foreign exchange rate variances between both periods. The modest late-stage development revenue growth was impacted by our strategy to first improve our operating margins by an increased focus on contract selectivity, particularly in our Phase II/III services, and the slower conversion of our backlog to revenue, particularly in our central laboratory business. Our Phase IV and other late-stage service offerings continue to experience solid revenue growth.

         Cost of revenue, excluding reimbursable out-of-pocket expenses totaling $10.6 million, decreased 8.0% to $152.3 million or 69.5% of net revenues for the three months ended June 30, 2002 as compared to $165.5 million (excluding reimbursable out-of-pocket expenses totaling $10.3 million) or 73.1% of net revenues for the corresponding 2001 period. Excluding reimbursable out-of-pocket expenses, gross margins were 30.5% for the three months ended June 30, 2002 and 26.9% for the corresponding 2001 period as the 2001 period includes Covance's biomanufacturing operations through June 15, 2001, higher investment spending on internet initiatives and lower margins on bioanalytical services. On a pro forma basis, as a percentage of net revenues, cost of revenue, excluding reimbursable out-of-pocket expenses was 71.9% for the 2001 period.

         Overall, selling, general and administrative expenses increased 3.1% to $34.2 million for the three months ended June 30, 2002 from $33.2 million for the corresponding 2001 period. As a percentage of net revenues, selling, general and administrative expenses increased to 15.6% for the three months ended June 30, 2002 from 14.7% for the corresponding 2001 period. On a proforma basis, as a percentage of net revenues, selling, general and administrative expenses were 15.6% for the 2001 period.

         Depreciation and amortization decreased 18.9% to $10.2 million or 4.7% of net revenues for the three months ended June 30, 2002 as compared to $12.6 million or 5.6% of net revenues for the corresponding 2001 period, due primarily to the divestiture of our capital intensive biomanufacturing and packaging businesses in the first half of 2001 and the implementation of FASB Statement No. 142 in the first quarter of 2002, which has eliminated the amortization of goodwill. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Accounting Pronouncements."

         Income from operations increased 221.3% to $22.5 million for the three months ended June 30, 2002 from $7.0 million for the corresponding 2001 period. Income from operations from Covance's early development segment increased $5.8 million or 52.1% to $16.9 million or 18.5% of net revenues for the three months ended June 30 2002 from $11.1 million or 14.1% of net revenues for the corresponding 2001 period, primarily driven by growth in our toxicology services offering. Income from operations from Covance's late-stage development segment increased $13.7 million or 471.9% to $16.6 million or 13.0% of net revenues for the three months ended June 30, 2002 from $2.9 million or 2.0% of net revenues for the corresponding 2001 period.

         On a pro forma basis, income from operations increased 41.9% to $22.5 million for the three months ended June 30, 2002 from $15.8 million for the corresponding 2001 period. As a percentage of net revenues on a pro forma basis, income from operations increased to 10.3% for the three months ended June 30, 2002 from 7.8% for the corresponding 2001 period. On a pro forma basis, income from operations from Covance's early development segment increased $5.1 million or 42.8% to $16.9 million as compared to $11.9 million for the three months ended June 30, 2001. On a pro forma basis, income from operations from Covance's late-stage development segment increased $5.6 million or 50.5% to $16.6 million as compared to $11.0 million for the three months ended June 30, 2001. The increase in late-stage development operating income on a pro forma basis was due to Covance's continued focus on margin improvement in our Phase II/III services mentioned above, margin growth in Phase IV services and reduced spending on internet initiatives.

         Other expense, net for the 2001 period includes an $8.4 million pre-tax loss on the sale of businesses. Excluding this loss, other expense, net decreased $0.8 million to $1.7 million for the three months ended June 30, 2002 from $2.4 million for the corresponding 2001 period. This reduction was due to a decrease in interest expense of $2.1 million, resulting from lower weighted average borrowings under our long-term credit facility, partially offset by higher foreign exchange transaction losses reported during the 2002 period, as a result of the weakening U.S. dollar.

         Covance's effective tax rate for the three months ended June 30, 2002 increased to 37.0% from 28.8% for the corresponding 2001 period, and decreased from 38.6% for the corresponding 2001 period on a pro forma basis.

         Net income was $13.1 million for the three months ended June 30, 2002 versus a loss of $2.8 million for the corresponding 2001 period. On a pro forma basis, net income increased 43.1% or $3.9 million for the three months ended June 30, 2002 as compared to $9.2 million for the corresponding 2001 period.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001. Net revenues decreased 6.0% to $427.8 million for the six months ended June 30, 2002 from $455.1 million for the corresponding 2001 period, as the 2001 period includes revenues from Covance's biomanufacturing operations through June 15, 2001 and includes revenues from Covance's packaging operations through February 14, 2001. On a pro forma basis, net revenues increased 7.1% to $427.8 million for the six months ended June 30, 2002 from $399.5 million for the corresponding 2001 period. Excluding the impact of foreign exchange rate variances between both periods, on a pro forma basis, net revenues increased 6.7% as compared to the corresponding 2001 period. Net revenues from Covance's early development services grew 15.7%, or 15.8% excluding the impact of foreign exchange rate variances between both periods, driven primarily by growth in our toxicology service offering. On a pro forma basis, net revenues from Covance's late-stage development segment increased 1.8%, or 1.1% excluding the impact of foreign exchange rate variances between both periods. The modest late-stage development revenue growth was impacted by our strategy to first improve our operating margins by an increased focus on contract selectivity, particularly in our Phase II/III services, and the slower conversion of our backlog to revenue, particularly in our central laboratory business. Our Phase IV and other late-stage service offerings continue to experience solid revenue growth.

         Cost of revenue, excluding reimbursable out-of-pocket expenses totaling $20.3 million, decreased 9.5% to $300.4 million or 70.2% of net revenues for the six months ended June 30, 2002 as compared to $332.0 million (excluding reimbursable out-of-pocket expenses totaling $20.2 million) or 73.0% of net revenues for the corresponding 2001 period. Excluding reimbursable out-of-pocket expenses, gross margins were 29.8% for the six months ended June 30, 2002 and 27.0% for the corresponding 2001 period, as the 2001 period includes Covance's biomanufacturing operations through June 15, 2001 and Covance's packaging operations through February 14, 2001. Also, the 2001 period included higher investment spending on internet initiatives and lower margins on bioanalytical services. On a pro forma basis, as a percentage of net revenues, cost of revenue, excluding reimbursable out-of-pocket expenses was 72.1% for the 2001 period.

         Overall, selling, general and administrative expenses were $65.5 million for both the six months ended June 30, 2002 and 2001. As a percentage of net revenues, selling, general and administrative expenses increased to 15.3% for the six months ended June 30, 2002 from 14.4% for the corresponding 2001 period, as the 2001 period includes Covance's biomanufacturing operations through June 15, 2001 and Covance's packaging operations through February 14, 2001. On a pro forma basis, as a percentage of net revenues, selling, general and administrative expenses were 15.3% for the 2001 period.

         Depreciation and amortization decreased 22.5% to $20.3 million or 4.7% of net revenues for the six months ended June 30, 2002 from $26.2 million or 5.8% of net revenues for the corresponding 2001 period, due primarily to the divestiture of our capital intensive biomanufacturing and packaging businesses in the first half of 2001, and the implementation of FASB Statement No. 142 in the first quarter of 2002, which has eliminated the amortization of goodwill. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Accounting Pronouncements."

         Income from operations increased 79.3% to $41.6 million for the six months ended June 30, 2002 from $23.2 million for the corresponding 2001 period. Income from operations from Covance's early development segment increased $8.6 million or 38.5% to $31.1 million or 17.6% of net revenues for the six months ended June 30, 2002 from $22.5 million or 14.7% of net revenues for the corresponding 2001 period, primarily driven by growth in our toxicology services offering. Income from operations from Covance's late-stage development segment increased $17.0 million or 125.7% to $30.6 million or 12.2% of net revenues for the six months ended June 30, 2002 from $13.6 million or 4.5% of net revenues for the corresponding 2001 period.

         On a pro forma basis, income from operations increased 34.9% to $41.6 million for the six months ended June 30, 2002 from $30.9 million for the corresponding 2001 period. As a percentage of net revenues on a pro forma basis, income from operations increased to 9.7% for the six months ended June 30, 2002 from 7.7% for the corresponding 2001 period. On a pro forma basis, income from operations from Covance's early development segment increased $7.8 million or 33.4% to $31.1 million as compared to $23.3 million for the six months ended June 30, 2001. On a pro forma basis, income from operations from Covance's late-stage development segment increased $10.3 million or 50.5% to $30.6 million as compared to $20.3 million for the six months ended June 30, 2001. The increase in late-stage development operating income on a pro forma basis was due to Covance's continued focus on margin improvements in our Phase II/III services, and margin growth in Phase IV services.

         Other expense, net for the 2001 period includes a $30.8 million net pre-tax gain on the sale of Packaging and Biomanufacturing in the first half of 2001. Excluding this gain, other expense, net decreased $4.8 million to $1.9 million for the six months ended June 30, 2002 from $6.7 million for the corresponding 2001 period, due primarily to a $6.0 million reduction in interest expense resulting from lower weighted average borrowings under our long-term credit facility, partially offset by higher foreign exchange transaction losses reported during the 2002 period, as a result of the weakening U.S. dollar.

         Covance's effective tax rate for the six months ended June 30, 2002 and 2001 was 37.5% and 38.6%, respectively. The corresponding pro forma effective tax rate for the 2001 period was 38.6%.

         Net income was $24.9 million for the six months ended June 30, 2002 versus $29.1 million for the corresponding 2001 period. On a pro forma basis, net income increased 40.0% or $7.1 million for the six months ended June 30, 2002 as compared to $17.8 million for the corresponding 2001 period.

Liquidity and Capital Resources

         Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. On June 28, 2001, Covance replaced its credit facility with a new $150 million senior revolving credit facility ("the Credit Facility"). Covance believes cash from operations and available borrowings under the Credit Facility will provide sufficient liquidity for the foreseeable future. At June 30, 2002 there were no outstanding borrowings and $1.6 million of outstanding letters of credit under the Credit Facility. At December 31, 2001, there was $15.0 million of outstanding borrowings and $0.9 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin and approximated 3.22% per annum for the six month period ended June 30, 2002. Interest on the previous credit facility approximated 7.51% for the same period in 2001. Costs associated with replacing the previous credit facility in June 2001, consisting primarily of bank fees totaling $1.7 million, are being amortized over the three year facility term.

         During the six months ended June 30, 2002, Covance's operations provided net cash of $47.4 million, an increase of $43.6 million from the corresponding 2001 period. Cash flows from net earnings adjusted for non-cash activity provided $53.0 million for the six months ended June 30, 2002, up $14.6 million or 38.1% from $38.4 million for the corresponding 2001 period. The change in net operating assets used $5.7 million in cash during the six months ended June 30, 2002 primarily due to a reduction in unearned revenue partially offset by an increase in income taxes payable, while this net change used $34.7 million in cash during the six months ended June 30, 2001, primarily due to a decrease in accrued liabilities and an increase in other current assets. Covance's ratio of current assets to current liabilities was 1.54 at June 30, 2002 and 1.43 at December 31, 2001.

         Net days sales outstanding ("DSOs") at June 30, 2002 were 46 days, up from 41 days at December 31, 2001. DSOs have historically followed a seasonal pattern whereby they are generally at their lowest levels at year end and increase during the first six to nine months of the year, before returning to their seasonally lower levels at year end. The impact upon liquidity from a one day change in DSOs is approximately $2 million in cash flow.

         Investing activities for the six months ended June 30, 2002 used $19.3 million, compared to using $27.8 million for the corresponding 2001 period, excluding the $251.1 million in proceeds from the sales of Packaging and Biomanufacturing in the first half of 2001. Capital spending for the first six months of 2002 totaled $19.3 million, and was primarily for the expansion of Covance's toxicology capacity, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees. Capital spending for the corresponding 2001 period was primarily for the outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees. Planned capital expenditures in 2002 include spending associated with the $27 million expansion of Covance's toxicology capacity in Madison, Wisconsin and the $13 million expansion and enhancement of our Harrogate, England facility.

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

New Accounting Pronouncements

         In November 2001, the FASB issued EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This rule requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs be included as operating expenses in the income statement. Covance implemented this rule beginning with the quarter ended March 31, 2002 and as required, has also reclassified comparative financial information for the three and six months ended June 30, 2001. The implementation of this rule results only in the gross up of revenues and expense and has no impact upon earnings.

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

         In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Covance adopted this statement on January 1, 2002 and accordingly ceased the amortization of goodwill. The adoption of this statement did not have a material impact on Covance's financial position or cash flows, and the impact on diluted earnings per share was $0.01 and $0.02 per share for the three and six months ended June 30, 2002, respectively.


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

         We derive a large portion of our net revenues from international operations. For the six month period ended June 30, 2002, we derived approximately 33% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         Our $150.0 million credit facility is U.S. Dollar denominated and is not subject to transaction or translation exposure. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin and approximated 3.22% per annum for the six months ended June 30, 2002. At June 30, 2002 we did not have any outstanding borrowings under our credit facility.

         For the six months ended June 30, 2002, approximately 33% of our net revenues were from outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Foreign Currency" for a more detailed discussion of our foreign currency risks and exposures.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Covance was held on May 7, 2002, pursuant to notice.

         The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted on at the meeting:

                                          Number of        Number of
              Proposal                    Votes For      Votes Withheld
              --------                    ---------      --------------

To elect three members to the Covance
Class II Board of Directors:

       J. Randall MacDonald               54,306,977       1,088,474

       Kathleen G. Murray                 54,352,502       1,042,949

       William C. Ughetta                 54,368,952       1,026,499


                                          Number of        Number of         Number of           Number
              Proposal                    Votes For      Votes Against      Abstentions     Broker Non-Votes
              --------                    ---------      --------------     -----------     ----------------

To approve the 2002 Employee Equity
Participation Plan                        39,307,628       8,771,968         1,362,244          5,953,611


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Not Applicable


(b)      Reports on Form 8-K

         During the three month period ended June 30, 2002, no reports on Form 8-K were filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COVANCE INC.


Dated: July 26, 2002                   By: /s/ CHRISTOPHER A. KUEBLER
                                           -------------------------------
                                               Christopher A. Kuebler
                                               Chairman of the Board
                                               and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                                    Date

/s/ CHRISTOPHER A. KUEBLER          Chairman of the Board                        July 26, 2002
------------------------------      and Chief Executive Officer
    Christopher A. Kuebler          (Principal Executive Officer)


/s/ WILLIAM E. KLITGAARD            Corporate Senior Vice President              July 26, 2002
------------------------------      and Chief Financial Officer
    William E. Klitgaard            (Principal Financial Officer)


/s/ MICHAEL GIANNETTO               Corporate Vice President and Controller      July 26, 2002
------------------------------      (Principal Accounting Officer)
    Michael Giannetto


                                                                                            22