Form 10-Q
period 2002-09-30
COVANCE INC
filed 2002-10-30
CIK 1023131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

As of October 11, 2002, the Registrant had 59,843,632 shares of Common Stock outstanding.

Covance Inc.
Form 10-Q For the Quarterly Period Ended September 30, 2002

INDEX

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30,	December 31,
	2002	2001
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$ 66,139	$ 35,404
Accounts receivable	153,921	167,840
Unbilled services	41,218	40,895
Inventory	36,666	36,131
Deferred income taxes	13,901	13,445
Prepaid expenses and other current assets	28,723	30,778

Total Current Assets	340,568	324,493
Property and equipment, net	240,447	228,092
Goodwill, net	56,720	54,038
Other assets	6,056	5,405

Total Assets	$ 643,791	$ 612,028

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 17,213	$ 21,134
Accrued payroll and benefits	56,717	45,902
Accrued expenses and other current liabilities	39,372	40,296
Unearned revenue	93,312	116,712
Income taxes payable	15,532	2,739

Total Current Liabilities	222,146	226,783
Long-term debt	--	15,000
Deferred income taxes	12,338	11,613
Other liabilities	14,941	13,687

Total Liabilities	249,425	267,083

Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock - Par value $1.00 per share; 10,000,000
shares authorized; no shares issued and outstanding at
September 30, 2002 and December 31, 2001, respectively	--	--
Common Stock - Par value $0.01 per share; 140,000,000
shares authorized, 62,906,138 and 61,882,084 shares
issued and outstanding, including those held in treasury,
at September 30, 2002 and December 31, 2001, respectively	629	619
Paid-in capital	134,503	122,217
Retained earnings	302,089	255,326
Accumulated other comprehensive income (loss)--
Cumulative translation adjustment	(5,528)	(12,310)
Treasury stock at cost (3,087,495 and 2,073,772 shares at
September 30, 2002 and December 31, 2001, respectively)	(37,327)	(20,907)

Total Stockholders' Equity	394,366	344,945

Total Liabilities and Stockholders' Equity	$ 643,791	$ 612,028

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except per share data)	2002	2001	2002	2001

Net revenues	$ 220,968	$ 196,394	$ 648,756	$ 651,473
Reimbursable out-of-pockets	9,924	9,731	30,247	29,957

Total revenues	230,892	206,125	679,003	681,430

Cost and expenses:
Cost of revenue (including reimbursable expenses)	162,492	151,395	483,171	503,633
Selling, general and administrative	33,201	29,241	98,681	94,709
Depreciation and amortization	10,329	10,419	30,640	36,615
Restructuring charge	--	--	--	8,178

Total	206,022	191,055	612,492	643,135

Income from operations	24,870	15,070	66,511	38,295

Other (income) expense, net:
Interest expense	598	710	1,666	7,803
Interest income	(338)	(376)	(921)	(970)
Foreign exchange transaction losses (gains)	541	(201)	1,919	(48)
Gain on sale of businesses, net	--	--	--	(30,803)

Other (income) expense, net	801	133	2,664	(24,018)

Income before taxes	24,069	14,937	63,847	62,313
Taxes on income	2,186	5,878	17,084	24,188

Net income	$ 21,883	$ 9,059	$ 46,763	$ 38,125

Basic earnings per share	$ 0.36	$ 0.15	$ 0.78	$ 0.65

Weighted average shares outstanding - basic	60,076,986	59,381,407	60,294,923	58,650,730

Diluted earnings per share	$ 0.36	$ 0.15	$ 0.76	$ 0.63

Weighted average shares outstanding - diluted	61,192,298	61,317,564	61,613,852	60,134,970

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	Nine Months Ended September 30
(Dollars in thousands)	2002	2001

Cash flows from operating activities:
Net income	$ 46,763	$ 38,125
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	30,640	36,615
Stock issued under employee benefit and stock
compensation plans	7,813	10,004
Deferred income tax benefit (provision)	500	(423)
Gain on sale of businesses, net	--	(30,803)
Restructuring charge, net of cash paid	--	7,668
Other	793	1,173
Changes in operating assets and liabilities, net of
businesses acquired and sold:
Accounts receivable	14,512	(9,796)
Unbilled services	(323)	(3,961)
Inventory	(535)	(5,085)
Accounts payable	(4,043)	(5,362)
Accrued liabilities	9,214	(11,011)
Unearned revenue	(23,544)	8,369
Income taxes payable	12,793	7,295
Other assets and liabilities, net	4,429	(1,968)

Net cash provided by operating activities	99,012	40,840

Cash flows from investing activities:
Capital expenditures	(38,545)	(38,770)
Acquisition of business, net of cash acquired	(2,796)	--
Proceeds from sale of businesses	--	251,059
Other, net	1	75

Net cash (used in) provided by investing activities	(41,340)	212,364

Cash flows from financing activities:
Net repayments under revolving credit facilities	(15,000)	(214,000)
Repayments of debt	--	(18,723)
Stock issued under employee stock purchase and
option plans	4,483	12,705
Purchase of treasury stock	(16,420)	(146)

Net cash used in financing activities	(26,937)	(220,164)

Net change in cash and cash equivalents	30,735	33,040
Cash and cash equivalents, beginning of period	35,404	7,191

Cash and cash equivalents, end of period	$ 66,139	$ 40,231

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2002 and 2001
(dollars in thousands, unless otherwise indicated)

1.   Basis of Presentation

             The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance”) for the years ended December 31, 2001, 2000, and 1999 included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

             Prepaid Expenses and Other Current Assets

             In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $12.3 million and $17.2 million at September 30, 2002 and December 31, 2001, respectively. See Note 2 “Reimbursable Out-of-Pocket Expenses”.

             Inventory

             Inventories, which consist principally of supplies, are valued at the lower of cost (first-in, first-out method) or market.

             Goodwill

             Effective January 1, 2002, in accordance with the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets, Covance ceased amortization of goodwill. Had amortization expense not been recorded for the three months ended September 30, 2001, the impact on income from operations, net income and earnings per share would have been an increase of $0.9 million, $0.7 million, and $0.01 per share, respectively. Had amortization expense not been recorded for the nine months ended September 30, 2001, the impact on income from operations, net income and earnings per share would have been an increase of $2.7 million, $2.1 million, and $0.04 per share, respectively. See Note 8 “2001 Pro Forma Financial Information”.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2002 and 2001
(dollars in thousands, unless otherwise indicated)

             Taxes on Income

             Covance uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in enacted tax rates is recognized in income in the period when the change is effective.

             Covance has established, and periodically reviews and reevaluates, an estimated income tax reserve on its consolidated balance sheet to provide for the possibility of adverse outcomes in tax proceedings. When matters are settled or when facts indicate a material change in the probability or amount of the potential exposure, Covance adjusts the carrying value of the related reserve. As a result of favorable income tax developments, relating primarily to the settlement of a longstanding multi-year foreign income tax audit, Covance reduced its income tax reserve and provision by $6.5 million.

             Comprehensive Income

             Comprehensive income has been calculated in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Covance has determined total comprehensive income to be $24.1 million and $15.7 million for the three months ended September 30, 2002 and 2001, respectively, and $53.5 million and $42.6 million for the nine months ended September 30, 2002 and 2001, respectively. Covance’s total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

             Earnings Per Share

             Earnings per share has been calculated in accordance with FASB Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended September 30, 2002 and 2001, the denominator was increased by 1,115,402 shares and 1,936,157 shares, respectively, and for the nine months ended September 30, 2002 and 2001, the denominator was increased by 1,318,929 shares and 1,484,240 shares, respectively, representing the dilutive effect of stock options outstanding at September 30, 2002 and 2001 with exercise prices less than the average market price of Covance’s Common Stock during each respective period.

             Reimbursable Out-of-Pocket Expenses

             As discussed in Note 2 “Prepaid Expenses and Other Current Assets”, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket”Expenses Incurred, amounts paid to volunteers and other out-of-pocket costs are now included in cost of revenue, while the reimbursements received are reported as revenues in the Consolidated Statements of Income. Covance will continue to exclude from revenue and expense in the Consolidated Statements of Income fees paid to investigators and the associated reimbursement since Covance acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.

             Segment Reporting

             Covance reports information about its operating segments and related disclosures about products, services, geographic areas and major customers in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. See Note 7 “Segment Information.”

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2002 and 2001
(dollars in thousands, unless otherwise indicated)

3.   Treasury Stock

             During July 2002, Covance purchased into treasury all of the 1,005,000 shares of its Common Stock remaining under the Board approved 1999 share buyback program, for the aggregate cost of $16.2 million. During the nine months ended September 30, 2002, Covance also acquired approximately 8,700 shares of its Common Stock into treasury to satisfy income tax withholding associated with the vesting of stock awards and the exercise of stock options, the fair value of which was approximately $0.2 million.

4.   Supplemental Cash Flow Information

             Cash paid for interest for the nine months ended September 30, 2002 and 2001 totaled $1.2 million and $8.5 million, respectively. Cash paid for income taxes for the nine months ended September 30, 2002 and 2001 totaled $15.7 million and $17.1 million, respectively.

5.   Acquisition

             In July 2002, Covance acquired the stock of Virtual Central Laboratory b.v. (now known as Covance Virtual Central Laboratory b.v.) for a cash payment of $3.0 million. The goodwill resulting from this transaction aggregated $2.6 million.

6.   Divestitures

             On June 15, 2001, Covance sold its biomanufacturing business (“Biomanufacturing”) to Akzo Nobel’s pharma business unit, Diosynth, for gross proceeds of $113.6 million, subject to post-closing adjustments, including finalization of the closing balance sheet and earnout provision in accordance with the Stock Purchase Agreement between Covance and Akzo Nobel, which remains to be resolved between the parties. Covance recognized a loss of $7.5 million ($4.5 million after tax) from this transaction. Covance used the net proceeds from the sale of approximately $95 million to reduce borrowings under its senior revolving credit facility.

             On February 14, 2001, Covance sold its pharmaceutical packaging business (“Packaging”) to Fisher Scientific International Inc. for gross proceeds of $137.5 million. Covance recognized a pre-tax gain of $38.4 million ($24.3 million after tax) from this transaction, of which $39.2 million was recorded during the three months ended March 31, 2001 in connection with the sale, and $(0.9) million was recorded during the three months ended June 30, 2001 in connection with a final working capital adjustment. Covance used the net proceeds from the sale to repay the $18.5 million balance outstanding on the mortgage on its North American packaging facility and the remaining net proceeds of approximately $95 million were used to reduce borrowings under its senior revolving credit facility.

7.   Segment Information

             Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance’s preclinical and Phase I clinical service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance’s central laboratory, clinical development, biomanufacturing (through June 15, 2001), commercialization and other clinical support capabilities (including our Packaging operations through February 14, 2001), are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug’s commercial potential.

             The following information for 2001 is on an “as reported”basis and has not been restated to exclude the results of Biomanufacturing and Packaging, which were divested during 2001. Certain of the information below has been presented on a pro forma basis in Note 8. The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues, operating income and total assets for the three and nine months ended September 30, 2002 and 2001 are as follows:

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2002 and 2001
(dollars in thousands, unless otherwise indicated)

	Early Development		Late-Stage Development		Other Reconciling Items		Total

Three months ended September 30, 2002
Total revenues from external customers	$ 93,816		$127,152		$ 9,924	(a)	$230,892
Operating income	$ 18,177		$ 18,183		$ (11,490	)(c)	$ 24,870
Total assets	$317,206		$306,243		$ 20,342	(d)	$643,791

Three months ended September 30, 2001
Total revenues from external customers	$ 79,705		$116,689		$ 9,731	(a)	$206,125
Operating income	$ 12,524		$ 8,972		$ (6,426	)(c)	$ 15,070
Total assets	$246,568		$301,810		$ 43,434	(d)	$591,812

Nine months ended September 30, 2002
Total revenues from external customers	$270,582		$378,174		$ 30,247	(a)	$679,003
Operating income	$ 49,276		$ 48,790		$ (31,555	)(c)	$ 66,511
Total assets	$317,206		$306,243		$ 20,342	(d)	$643,791

Nine months ended September 30, 2001
Total revenues from external customers	$232,477		$418,996		$ 29,957	(a)	$681,430
Operating income	$ 34,984	(b)	$ 22,531	(b)	$ (19,220	)(c)	$ 38,295	(b)
Total assets	$246,568		$301,810		$ 43,434	(d)	$591,812

_______________

(a)	Represents revenues associated with reimbursable out-of-pocket expenses.
(b)	Includes restructuring charge incurred in the second quarter of 2001 totaling $8,178 ($4,985 after tax).
(c)	Represents corporate administrative expenses (primarily information technology, marketing, communications, human resources, finance and legal).
(d)	Represents corporate assets.

8.   2001 Pro Forma Financial Information

             The following is a reconciliation between amounts on an “as reported”basis and amounts on a pro forma basis for the three and nine months ended September 30, 2001. The pro forma results for 2001 reflect (1) the exclusion of the results of Packaging and Biomanufacturing, (2) reduced interest expense from the application of the net proceeds from the sales of these businesses to outstanding debt, (3) the exclusion of the gain (loss) recognized on the sale of businesses during the period, (4) the exclusion of restructuring charges during the period and (5) the exclusion of goodwill amortization in accordance with the adoption of FASB Statement No. 142.

Pro Forma Adjustments to Remove

	As Reported	Packaging	Biomanu- facturing	Net Gain on Sales	Restruc- turing	Goodwill Amorti- zation	Pro Forma Results

Three Months Ended September 30, 2001

Net revenues	$196,394	n/a	n/a	n/a	n/a	$ --	$196,394

Income from operations	$ 15,070	n/a	n/a	n/a	n/a	$ 885	$ 15,955

Income before taxes	$ 14,937	n/a	n/a	n/a	n/a	$ 885	$ 15,822

Taxes on income	$ 5,878	n/a	n/a	n/a	n/a	$ 173	$ 6,051

Net income	$ 9,059	n/a	n/a	n/a	n/a	$ 712	$ 9,771

Diluted earnings per share	$ 0.15	n/a	n/a	n/a	n/a	$ 0.01	$ 0.16

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2002 and 2001
(dollars in thousands, unless otherwise indicated)

	Pro Forma Adjustments to Remove

	As Reported	Packaging	Biomanu- facturing	Net Gain on Sales	Restruc- turing	Goodwill Amorti- zation	Pro Forma Results

Nine Months Ended September 30, 2001

Net revenues	$651,473	$(11,439)	$(44,173)	$ --	$ --	$ --	$595,841

Income from operations	$ 38,295	$ (3,806)	$ 1,489	$ --	$ 8,178	$ 2,663	$ 46,819

Income before taxes	$ 62,313	$ (2,579)	$ 4,970	$(30,803)	$ 8,178	$ 2,663	$ 44,742

Taxes on income	$ 24,188	$ (762)	$ 1,954	$(11,888)	$ 3,193	$ 520	$ 17,205

Net income	$ 38,125	$ (1,817)	$ 3,016	$(18,915)	$ 4,985	$ 2,143	$ 27,537

Diluted earnings per share	$ 0.63	$ (0.03)	$ 0.05	$ (0.31)	$ 0.08	$ 0.04	$ 0.46

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

             You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

Overview

             Covance is a leading contract research organization providing a wide range of product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two segments for financial reporting purposes: early development services, which includes preclinical and Phase I clinical; and late-stage development services, which includes central laboratory, clinical development, biomanufacturing (through June 15, 2001), commercialization and other clinical support services (including our packaging operations through February 14, 2001). Covance believes it is one of the largest biopharmaceutical contract research organizations, based on 2001 annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to reduce product development time. We believe this enables Covance’s customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance’s comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

             On June 15, 2001, Covance sold its biomanufacturing business (“Biomanufacturing”) to Akzo Nobel’s pharma business unit, Diosynth, for gross proceeds of $113.6 million, subject to post-closing adjustments, including finalization of the closing balance sheet and earnout provision in accordance with the Stock Purchase Agreement between Covance and Akzo Nobel, which remains to be resolved between the parties. Covance recognized a loss of $7.5 million ($4.5 million after tax) from this transaction. On February 14, 2001, Covance sold its pharmaceutical packaging business (“Packaging”) to Fisher Scientific International Inc. for gross proceeds of $137.5 million. Covance recognized a pre-tax gain of $38.4 million ($24.3 million after tax) from this transaction, of which $39.2 million was recorded during the three months ended March 31, 2001 in connection with the sale, and $(0.9) million was recorded during the three months ended June 30, 2001 in connection with a final working capital adjustment.

             Historically, a majority of Covance’s net revenues have been earned under contracts. These contracts generally range in duration from a few months to two years, but can extend in duration up to five years. Revenue from these contracts is generally recognized under either the percentage of completion method of accounting or as services are rendered or products are delivered, depending upon the nature of the work contracted. Where the percentage of completion method is used, Covance generally measures progress toward completion in terms of units-of-work performed as compared to the total units-of-work contracted. The contracts may contain provisions for renegotiation for cost overruns arising from changes in the scope of work. Renegotiated amounts are included in net revenues when earned and realization is assured. In some cases, for multi-year contracts a portion of the contract fee is paid at the time the trial is initiated. These amounts are deferred and recognized as revenue as services are performed. Additional payments are made based upon the achievement of performance-based milestones over the contract duration. In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Investigator fees are not reflected in total revenues or expenses since Covance acts in the capacity of an agent on behalf of the pharmaceutical company sponsor, passing through these costs without risk or reward to Covance. Most contracts are terminable either immediately or upon notice by the client. These contracts typically require payment to Covance of expenses to wind down a study, payment to Covance of fees earned to date, and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profit that could have been earned by Covance under the contract if it had not been terminated early.

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

Quarterly Results

             Covance’s quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as (1) delays in initiating or completing significant drug development trials, (2) termination or reduction in size of drug development trials, (3) acquisitions and divestitures, and (4) exchange rate fluctuations. Delays and terminations of trials are often the result of actions taken by Covance’s customers or regulatory authorities and are not typically controllable by Covance. Since a large amount of Covance’s operating costs are relatively fixed while revenue is subject to fluctuation, moderate variations in the commencement, progress or completion of drug development trials may cause significant variations in quarterly results.

Results of Operations

             Variances explained below are on an “as reported”basis, but also include certain pro forma variances (where so noted) – that is, variances between the three months ended September 30, 2002 and 2001 and between the nine months ended September 30, 2002 and 2001, after giving effect to 1) the exclusion of a $6.5 million reduction in our income tax reserve and provision recorded in the third quarter of 2002 explained below, 2) the divestiture of Packaging and Biomanufacturing as if these transactions had occurred on January 1, 2001, 3) the exclusion of the impact of restructuring charges totaling $8,178 ($4,985 net of tax) recorded in the quarter ended June 30, 2001, and 4) the exclusion of goodwill amortization in accordance with the adoption of FASB Statement No. 142.

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001. Net revenues increased 12.5% to $221.0 million for the three months ended September 30, 2002 from $196.4 million for the corresponding 2001 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 9.1% as compared to the corresponding 2001 period. Net revenues from Covance’s early development segment grew 17.7%, or 14.8% excluding the impact of foreign exchange rate variances between both periods, driven primarily by growth in our toxicology service offering. Net revenues from Covance’s late-stage development segment increased 9.0%, or 5.3% excluding the impact of foreign exchange rate variances between both periods. The improvement in late-stage development revenue growth was primarily driven by improved performance in our Phase III and central laboratory services.

             Cost of revenue, excluding reimbursable out-of-pocket expenses totaling $9.9 million, increased 7.7% to $152.6 million or 69.0% of net revenues for the three months ended September 30, 2002 as compared to $141.7 million (excluding reimbursable out-of-pocket expenses totaling $9.7 million) or 72.1% of net revenues for the corresponding 2001 period. Excluding reimbursable out-of-pocket expenses, gross margins were 31.0% for the three months ended September 30, 2002 and 27.9% for the corresponding 2001 period. Margin improvement, although broad based, was particularly significant in our toxicology, Phase III and central laboratory service offerings.

             Overall, selling, general and administrative expenses increased 13.5% to $33.2 million for the three months ended September 30, 2002 from $29.2 million for the corresponding 2001 period. As a percentage of net revenues, selling, general and administrative expenses increased to 15.0% for the three months ended September 30, 2002 from 14.9% for the corresponding 2001 period.

             Depreciation and amortization decreased 0.9% to $10.3 million or 4.7% of net revenues for the three months ended September 30, 2002 as compared to $10.4 million or 5.3% of net revenues for the corresponding 2001 period, due primarily to the implementation of FASB Statement No. 142 in the first quarter of 2002, which has eliminated the amortization of goodwill. Excluding the impact of this statement, depreciation and amortization increased $0.8 million or 8.3%.

             Income from operations increased 65.0% to $24.9 million or 11.3% of net revenues for the three months ended September 30, 2002 from $15.1 million or 7.7% of revenues for the corresponding 2001 period. Income from operations from Covance’s early development segment increased $5.7 million or 45.1% to $18.2 million or 19.4% of net revenues for the three months ended September 30, 2002 from $12.5 million or 15.7% of net revenues for the corresponding 2001 period, primarily driven by growth in our toxicology services offering. Income from operations from Covance’s late-stage development segment increased $9.2 million or 102.7% to $18.2 million or 14.3% of net revenues for the three months ended September 30, 2002 from $9.0 million or 7.7% of net revenues for the corresponding 2001 period, primarily driven by stronger performance in our Phase III and central laboratory service offerings.

             Other expense, net increased $0.7 million to $0.8 million for the three months ended September 30, 2002 from $0.1 million for the corresponding 2001 period. This increase was due primarily to $0.5 million in foreign exchange transaction losses reported during the 2002 period, driven by the weakening of the U.S. dollar, as compared to $0.2 million in gains reported during the corresponding 2001 period.

             Covance’s effective tax rate for the three months ended September 30, 2002 was 9.1% as compared to 39.4% for the corresponding 2001 period. Covance’s 2002 effective tax rate reflects the reversal of a $6.5 million income tax reserve relating primarily to the favorable settlement of a longstanding multi-year foreign income tax audit. Excluding the effect of this adjustment, Covance’s effective tax rate for the three months ended September 30, 2002 was 36.1%, as compared to a pro forma effective tax rate of 38.2% for the corresponding 2001 period.

             Net income increased to $21.9 million or 141.6% for the three months ended September 30, 2002 from $9.1 million for the corresponding 2001 period. On a pro forma basis, net income increased to $15.4 million or 57.4% as compared to $9.8 million for the corresponding 2001 period.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001. Net revenues decreased 0.4% to $648.8 million for the nine months ended September 30, 2002 from $651.5 million for the corresponding 2001 period, as the 2001 period includes revenues from Covance’s biomanufacturing operations through June 15, 2001 and includes revenues from Covance’s packaging operations through February 14, 2001. On a pro forma basis, net revenues increased 8.9% to $648.8 million for the nine months ended September 30, 2002 from $595.9 million for the corresponding 2001 period. Excluding the impact of foreign exchange rate variances between both periods, on a pro forma basis, net revenues increased 7.5% as compared to the corresponding 2001 period. Net revenues from Covance’s early development services grew 16.4%, or 15.4% excluding the impact of foreign exchange rate variances between both periods, driven primarily by growth in our toxicology service offering. On a pro forma basis, net revenues from Covance’s late-stage development segment increased 4.1%, or 2.4% excluding the impact of foreign exchange rate variances between both periods. The modest late-stage development revenue growth was impacted by our strategy to first improve our operating margins by an increased focus on contract selectivity, particularly in our Phase II/III services, and the slower conversion of our backlog to revenue, particularly in our central laboratory business during the first half of 2002.

             Cost of revenue, excluding reimbursable out-of-pocket expenses totaling $30.2 million, decreased 4.4% to $452.9 million or 69.8% of net revenues for the nine months ended September 30, 2002 as compared to $473.7 million (excluding reimbursable out-of-pocket expenses totaling $30.0 million) or 72.7% of net revenues for the corresponding 2001 period. Excluding reimbursable out-of-pocket expenses, gross margins were 30.2% for the nine months ended September 30, 2002 and 27.3% for the corresponding 2001 period, as the 2001 period includes Covance’s biomanufacturing operations through June 15, 2001 and Covance’s packaging operations through February 14, 2001. Also, the 2001 period included higher investment spending on internet initiatives and lower margins on bioanalytical services. On a pro forma basis, as a percentage of net revenues, cost of revenue, excluding reimbursable out-of-pocket expenses, was 72.1% for the 2001 period.

             Overall, selling, general and administrative expenses increased 4.2% to $98.7 million for the nine months ended September 30, 2002 from $94.7 million for the corresponding 2001 period. As a percentage of net revenues, selling, general and administrative expenses increased to 15.2% for the nine months ended September 30, 2002 from 14.5% for the corresponding 2001 period, as the 2001 period includes Covance’s biomanufacturing operations through June 15, 2001 and Covance’s packaging operations through February 14, 2001. On a pro forma basis, as a percentage of net revenues, selling, general and administrative expenses were 15.1% for the 2001 period.

             Depreciation and amortization decreased 16.3% to $30.6 million or 4.7% of net revenues for the nine months ended September 30, 2002 from $36.6 million or 5.6% of net revenues for the corresponding 2001 period, due primarily to the divestiture of our capital intensive biomanufacturing and packaging businesses in the first half of 2001, and the implementation of FASB Statement No. 142 in the first quarter of 2002, which has eliminated the amortization of goodwill. On a pro forma basis, depreciation and amortization increased 5.0%.

             Income from operations increased 73.7% to $66.5 million for the nine months ended September 30, 2002 from $38.3 million for the corresponding 2001 period. Income from operations from Covance’s early development segment increased $14.3 million or 40.9% to $49.3 million or 18.2% of net revenues for the nine months ended September 30, 2002 from $35.0 million or 15.0% of net revenues for the corresponding 2001 period, primarily driven by growth in our toxicology services offering. Income from operations from Covance’s late-stage development segment increased $26.3 million or 116.6% to $48.8 million or 12.9% of net revenues for the nine months ended September 30, 2002 from $22.5 million or 5.4% of net revenues for the corresponding 2001 period.

             On a pro forma basis, income from operations increased 42.1% to $66.5 million for the nine months ended September 30, 2002 from $46.8 million for the corresponding 2001 period. As a percentage of net revenues on a pro forma basis, income from operations increased to 10.3% for the nine months ended September 30, 2002 from 7.9% for the corresponding 2001 period. On a pro forma basis, income from operations from Covance’s early development segment increased $13.3 million or 37.0% to $49.3 million as compared to $35.9 million for the nine months ended September 30, 2001. On a pro forma basis, income from operations from Covance’s late-stage development segment increased $18.7 million or 62.2% to $48.8 million as compared to $30.1 million for the nine months ended September 30, 2001. The increase in late-stage development operating income on a pro forma basis was due to Covance’s continued focus on margin improvements in our Phase II/III services, increased demand for our Phase III and central laboratory services during the third quarter of 2002, and margin growth in Phase IV services.

             Other expense, net for the 2001 period includes a $30.8 million net pre-tax gain on the sale of Packaging and Biomanufacturing in the first half of 2001. Excluding this gain, other expense, net decreased $4.1 million to $2.7 million for the nine months ended September 30, 2002 from $6.8 million for the corresponding 2001 period, due primarily to a $6.1 million reduction in interest expense resulting from lower weighted average borrowings under our long-term credit facility, partially offset by a $2.0 million increase in foreign exchange transaction losses, as a result of the weakening U.S. dollar.

             Covance’s effective tax rate for the nine months ended September 30, 2002 was 26.8% as compared to 38.8% for the corresponding 2001 period. The pro forma effective tax rate for the 2001 period was 38.5%. Covance’s 2002 effective tax rate reflects the reversal of a $6.5 million income tax reserve relating primarily to the favorable settlement of a longstanding multi-year foreign income tax audit. Excluding the effect of this adjustment, Covance’s effective tax rate for the nine months ended September 30, 2002 was 36.9%.

             Net income was $46.8 million for the nine months ended September 30, 2002 versus $38.1 million for the corresponding 2001 period. On a pro forma basis, net income increased 46.2% or $12.7 million to $40.2 million for the nine months ended September 30, 2002 as compared to $27.5 million for the corresponding 2001 period.

Liquidity and Capital Resources

             Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. On June 28, 2001, Covance replaced its credit facility with a new $150 million senior revolving credit facility (“the Credit Facility”). Covance believes cash from operations and available borrowings under the Credit Facility will provide sufficient liquidity for the foreseeable future. At September 30, 2002 there were no outstanding borrowings and $1.6 million of outstanding letters of credit under the Credit Facility. At December 31, 2001, there was $15.0 million of outstanding borrowings and $0.9 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a margin and approximated 3.32% per annum for the nine month period ended September 30, 2002. Interest on the credit facilities approximated 5.08% for the same period in 2001. Costs associated with replacing the previous credit facility in June 2001, consisting primarily of bank fees totaling $1.7 million, are being amortized to interest expense over the three year facility term.

             During the nine months ended September 30, 2002, Covance’s operations provided net cash of $99.0 million, an increase of $58.2 million from the corresponding 2001 period. The change in net operating assets provided $12.5 million in cash during the nine months ended September 30, 2002 primarily due to a reduction in accounts receivable, income taxes payable and accrued liabilities, offset by a reduction in unearned revenue, while this net change used $21.5 million in cash during the nine months ended September 30, 2001, primarily due to a decrease in accrued liabilities and an increase in accounts receivable during the nine months ended September 30, 2001. Covance’s ratio of current assets to current liabilities was 1.53 at September 30, 2002 and 1.43 at December 31, 2001.

             Net days sales outstanding (“DSOs”) at September 30, 2002 were 42 days, up 1 day from December 31, 2001, but down 4 days from June 30, 2002. DSOs have historically followed a seasonal pattern whereby they are generally at their lowest levels at year end and increase during the first six and sometimes nine months of the year, before returning to their seasonally lower levels at year end. The impact upon liquidity from a one day change in DSOs is approximately $2 million in cash flow.

             Investing activities for the nine months ended September 30, 2002 used $41.3 million, compared to using $38.7 million for the corresponding 2001 period, excluding the $251.1 million in proceeds from the sales of Packaging and Biomanufacturing in the first half of 2001. Capital spending for the first nine months of 2002 totaled $38.5 million, and was primarily for the expansion of Covance’s toxicology capacity, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees. Investing activities for the three and nine months ended September 30, 2002 also include the July 2002 acquisition of Virtual Central Laboratory b.v. for a gross cash payment of $3.0 million. Capital spending for the corresponding 2001 period totaled $38.8 million, and was primarily for the outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees. Planned capital expenditures in 2002 include spending associated with the $27 million expansion of Covance’s toxicology capacity in Madison, Wisconsin and the $13 million expansion and enhancement of our Harrogate, England facility.

             Free cash flow (operating cash flow less capital expenditures) for the nine months ended September 30, 2002 totaled $60.5 million, up $58.4 million from the $2.1 million generated during the corresponding 2001 period, as a result of our strong 2002 earnings and improved working capital management.

Foreign Currency

             Since Covance operates on a global basis, it is exposed to various foreign currency risks. Two specific risks arise from the nature of the contracts Covance executes with its customers since from time to time contracts are denominated in a currency different than the particular Covance subsidiary’s local currency. These risks are generally applicable only to a portion of the contracts executed by Covance’s foreign subsidiaries providing clinical services. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary’s expenses are incurred. As a result, the subsidiary’s net revenues and resultant earnings can be affected by fluctuations in exchange rates. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon Covance’s consolidated financial results. See “Risk Factors.”

             The second risk results from the passage of time between the invoicing of customers under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary’s local currency, Covance recognizes a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in Covance receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by Covance as a foreign currency transaction gain or loss, as applicable, and is reported in other expense (income) in Covance’s Consolidated Statements of Income.

             Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. To date such cumulative translation adjustments have not been material to Covance’s consolidated financial position.

Taxes

             Since Covance conducts operations on a global basis, Covance’s effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance’s profits are further impacted by changes in the tax rates of the various jurisdictions. In particular, as the geographic mix of Covance’s pre-tax earnings among various tax jurisdictions changes, Covance’s effective tax rate may vary from period to period.

Inflation

             While most of Covance’s net revenues are earned under contracts, the long-term contracts (those in excess of one year) generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result, Covance believes that the effects of inflation generally do not have a material effect on its operations or financial condition.

Forward Looking Statements. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company’s ability to increase profitability of its clinical development services and to increase order volume in central laboratory services, and continued growth in demand for bioanalytical services and Covance’s ability to provide these services on a large scale basis, and other factors described in Covance’s filings with the Securities and Exchange Commission including its Annual Report on Form 10-K.

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

             As described in our discussion of contractual arrangements in the description of our business, most of our contracts provide for services on a fixed price or fee-for-service with a cap basis and they may be terminated or reduced in scope either immediately or upon notice. Since our contracts are predominantly structured as fixed price or fee-for-service with a cap, we bear the risk of a financial loss if we initially under price our contracts or otherwise overrun our cost estimates. Such under pricing or significant cost overruns could have a material adverse effect on our business, results of operations or financial condition. Cancellations may occur for a variety of reasons, including:

•	the failure of products to satisfy safety requirements;
•	unexpected or undesired results of the products;

•	insufficient patient enrollment;
•	insufficient investigator recruitment;
•	the client's decision to terminate the development of a product or to end a particular study; and
•	our failure to perform properly our duties under the contract.

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

Our quarterly operating results may vary.

             Our operating results may vary significantly from quarter to quarter and are influenced by such factors as:

•	the commencement, completion or cancellation of large contracts;
•	the progress of ongoing contracts;
•	the timing of and charges associated with completed acquisitions or other events;
•	changes in the mix of our services; and
•	exchange rate fluctuations.

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

             Our revenues depend greatly on the expenditures made by the pharmaceutical and biotechnology industries in research and development. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. For example, the practice of many companies in these industries has been to hire outside organizations such as ourselves to conduct large preclinical and clinical research and development projects. This practice has grown significantly in the last decade, and we have benefited from this trend. However, if this trend were to change and companies in these industries were to reduce the number of research and development projects they outsource, our business could be materially adversely affected.

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

             For instance, our clinical development services have from time to time experienced periods of increased price competition which had a material adverse effect on Covance’s late-stage development profitability and consolidated net revenues and net income. Covance took actions in 2000 to mitigate the effects of this price competition; however, if market conditions were to deteriorate, additional actions might be required in the future.

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

             We review many acquisition candidates and, in addition to acquisitions which we have already made, we are continually evaluating new acquisition opportunities. Factors which may affect our ability to grow successfully through acquisitions include:

•	difficulties and expenses in connection with integrating the acquired company and achieving the expected benefits;
•	diversion of management’s attention from current operations;
•	the possibility that we may be adversely affected by risk factors facing the acquired companies;
•

acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing stockholders;

•	potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the seller;
•	risks of not being able to overcome differences in foreign business practices, language and other cultural barriers in connection with the acquisition of foreign companies; and
•	loss of key employees of the acquired company.

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

             We derive a large portion of our net revenues from international operations. For the nine month period ended September 30, 2002, we derived approximately 34% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition.

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

             In connection with many clinical trials, we contract with physicians, also referred to as investigators, to conduct the clinical trials to test new drugs on human volunteers. These tests can create a risk of liability for personal injury or death to volunteers, resulting from negative reactions to the drugs administered or from professional malpractice by third party investigators, particularly to volunteers with life-threatening illnesses. We do not believe we are legally accountable for the medical care rendered by third-party investigators and we seek to limit our liability with trial sponsors, third party investigators and others. However, it is possible that we could be exposed to liability. For example, we could be held liable for the following:

•	our errors or omissions that create harm during a trial to study volunteers or after a trial to consumers of the drug after regulatory approval of the drug;
•

general risks associated with our Phase I facilities, including negative consequences from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers;

•	errors or omissions by our preclinical or central laboratories that cause harm to study volunteers or consumers of an approved drug;
•	errors or omissions by our preclinical laboratories arising from our tests conducted for the agrochemical and food industries; and
•

risks that animals in our breeding facilities may be infected with diseases that may be harmful and even lethal to themselves and humans despite preventive measures contained in our company policies for the quarantine and handling of imported animals.

             We believe that our risks are generally reduced by the following:

•	contracts with our clients and, where applicable, investigators containing provisions entitling us to be indemnified by them;
•	insurance maintained by our clients, investigators, where applicable, and by us; and
•	various regulatory requirements we must follow in connection with our business.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

             Our $150.0 million credit facility is U.S. Dollar denominated and is not subject to transaction or translation exposure. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin and approximated 3.32% per annum for the nine months ended September 30, 2002. At September 30, 2002 we did not have any outstanding borrowings under our credit facility.

             For the nine months ended September 30, 2002, approximately 34% of our net revenues were from outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Foreign Currency” for a more detailed discussion of our foreign currency risks and exposures.

Item 4.  Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

(b)

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of evaluation.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Not Applicable

(b)	Reports on Form 8-K

During the three month period ended September 30, 2002, no reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE, INC.

Dated: October 30, 2002	By: /s/ CHRISTOPHER A. KUEBLER
Christopher A. Kuebler
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER A. KUEBLER
Christopher A. Kuebler	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	October 30, 2002

/s/ WILLIAM E. KLITGAARD
William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 30, 2002

/s/ MICHAEL GIANNETTO
Michael Giannetto	Corporate Vice President and Controller (Principal Accounting Officer)	October 30, 2002

CERTIFICATIONS

I, Christopher A. Kuebler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Covance Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002

/s/ CHRISTOPHER A. KUEBLER
Christopher A. Kuebler Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, William E. Klitgaard, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Covance Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002

/s/ WILLIAM E. KLITGAARD
William E. Klitgaard Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description

10.1	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Christopher A. Kuebler. Filed herewith.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William E. Klitgaard. Filed herewith.