Form 10-K
period 2002-12-31
COVANCE INC
filed 2003-03-06
CIK 1023131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

Commission File Number: 1-12213
_________________

COVANCE INC.
(Exact name of Registrant as specified in its Charter)

Delaware	22-3265977
(State of Incorporation)	(I.R.S. Employer Identification No.)

210 Carnegie Center, Princeton, New Jersey	08540
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (609) 452-4440
_________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
_________________

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

             Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   X   No

             As of February 11, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,513,785,289 (based on the closing price of the Company’s Common Stock on the New York Stock Exchange on February 11, 2003 of $24.75).

             As of February 11, 2003, the Registrant had 61,163,042 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

             The Company’s definitive Proxy Statement is incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

PART I

Item 1.  Business

General

             Covance Inc. is a leading drug development services company providing a wide range of product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. We also provide laboratory testing services to the chemical, agrochemical and food industries. We believe Covance is one of the largest drug development services companies, based on annual net revenues, and one of a few that are capable of providing comprehensive global product development services. Covance, a Delaware corporation, was incorporated in 1994. Covance maintains offices in 17 countries.

Business Strategy

             Drug development services companies like Covance typically derive substantially all of their revenue from the research, development and marketing expenditures of the pharmaceutical, biotechnology and medical device industries. We believe outsourcing of these services has increased in the past and may increase in the future because of several factors, including: pressures to contain costs, limitations on internal capacity, faster development time for new drugs, research in multiple countries simultaneously, stringent government regulation, and expertise that customers lack internally. We believe the investment and amount of time required to develop new drugs has been increasing, and that these trends create opportunities for companies that can help speed the drug development process or make the process of drug development more efficient.

             Our strategy is to meet the needs for outsourcing and to speed and improve the drug development process by developing and delivering innovative services that apply science and technology to provide high quality service with global reach and to capture, manage and integrate a vast array of drug development data in near real-time.

             Information Technology.  We intend to capitalize on our investments in carefully selected hardware and software products, systems and networks and in more than 500 information systems professionals to provide processes and solutions for both employees and clients to meet the changing demands of drug development. In the past two years, we introduced new internet-based products including the following. Study Tracker™ is an internet-based client access product which permits customers of toxicology services to review study data and schedules on a near real-time basis. LabLink is an internet-based client access program that allows customers of central laboratory services to review and query lab data on a near real-time basis. Trial Tracker® is a web-enabled clinical trial project management and tracking tool which is intended to allow both employees and customers of our late-stage clinical business to review and manage all aspects of clinical trial projects. Digitography™ in our Central Diagnostics business allows on screen digital ECG waveform measurement with resolution unmatched in the industry. We continue to pursue new innovative systems and use those systems to improve the provision of drug development data to our customers.

             Global Reach.  We believe that it is important to provide a broad range of drug research and development services on a global basis. We have offices, regional monitoring sites, and laboratories in over 30 locations in 17 different countries and conduct field work in many other countries. We believe we are a leader among drug development services companies in our ability to deliver services globally.

             Acquisitions.   In addition to internal development, we seek to make strategic acquisitions that are complementary to our existing services and that expand our ability to serve our clients. While we cannot exclude the possibility that we may opportunistically seek to take advantage of other situations, we generally expect acquisitions to enhance our existing services either qualitatively or geographically or to add new services that can be integrated with our existing services.

Services

             The services we provide constitute two segments for financial reporting purposes: (1) early development services, which includes preclinical services and Phase I clinical services, and (2) late-stage development, which includes central laboratory, clinical development, commercialization services and other support services.

Early Development

             Our early development services include preclinical services and Phase I clinical services. Although these are separate services, they are sometimes combined in joint service offerings.

Preclinical Services

             Our preclinical services include toxicology services and pharmaceutical and related chemistry services. Our preclinical area has been a source of innovation by introducing new technologies for client access to data such as Study Tracker, electronic animal identification, multimedia study reports, and animal and test tube measures of induced cell proliferation or reproduction. We have four major laboratories, located in Madison, Wisconsin and Vienna, Virginia in the United States and Harrogate, United Kingdom and Muenster, Germany in Europe. We also have bioanalytical laboratories in the United States in Indianapolis, Indiana and Chantilly, Virginia, and an administrative and sales office in Tokyo, Japan. In 2002, we completed a significant expansion of our Madison, Wisconsin facility and commenced the expansion of our Harrogate, United Kingdom facility, which we expect to complete in the first half of 2003.

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

             Research Products.  We provide custom polyclonal and monoclonal antibody services for research purposes and purpose-bred animals for biomedical research. These research animals are required by pharmaceutical and biotechnology companies, university research centers and contract research organizations as part of their preclinical animal safety and efficacy testing. Through a variety of processes, technology and specifically constructed facilities, we provide purpose-bred, pre-acclimated and specific pathogen free animals that meet our clients’ rigorous quality control requirements.

             Pharmaceutical Chemistry.  In our pharmaceutical chemistry services, we determine the metabolic profile and bioavailability of drug candidates. We also provide laboratory testing services to the chemical, agricultural chemical and food industries. We offer a complete range of services to agricultural chemical manufacturers to determine the potential risk to humans, animals and the environment from plant protection products such as pesticides. We also offer a broad range of services to the food and nutriceutical industries, including nutritional analysis and nutritional content fact labels.

             BioLink®.   In 2000, we introduced our BioLink service offering. This bioanalytical testing service, which is conducted in our bioanalytical laboratory in Indianapolis, Indiana and in our immunoanalytical facility in Chantilly, Virginia, helps determine the appropriate dose and frequency of drug application from late discovery evaluation through Phase III clinical testing on a full-scale, globally integrated basis.

Phase I Clinical Services

             We provide Phase I clinical services, primarily first-in-human trials of new pharmaceuticals, at our clinics in Madison, Wisconsin, and Leeds, United Kingdom.

Late-Stage Development

Central Laboratory Services

             We provide central laboratory services on a global basis. We have three central laboratories, one in each of the United States, Switzerland and Singapore, that provide central laboratory services to biotechnology and pharmaceutical customers. We also have contractual arrangements with a leading South African laboratory and a leading Australian laboratory. In 2002, we acquired Virtual Central Laboratory b.v., a Netherlands-based company which uses a proprietary system to harmonize laboratory results from local and regional laboratories to help expand the reach of traditional central laboratory services.

             Our capabilities provide clients the flexibility to conduct studies on a multinational and simultaneous basis. The data we provide is combinable because we use consistent laboratory methods, the same reagent manufacturers and identical equipment calibration and clinical trial reference ranges. Combinable data eliminates the cumbersome process of statistically correlating results generated using different methods and different laboratories on different equipment.

             We also employ a proprietary clinical trials management system that enables us to enter a sponsor’s protocol requirements directly into our database. The laboratory data can be easily audited because all laboratory data can be traced to source documents. In addition, the laboratories are capable of delivering customized data electronically within 24 hours of test completion. Covance also offers pharmacogenomic testing technologies in conjunction with our central laboratory services.

Clinical Development Services

             We offer a comprehensive range of clinical trial services, including Phase II through III clinical studies. We have extensive experience in a number of therapeutic areas, and we provide the following core services either on an individual or aggregated basis to meet clients needs:

•	Study Design and Modeling;

•	Study Orchestration;

•	Trial Logistics;

•	Enablement of Study Site Performance;

•	Clinical Data Management and Biostatistical Analysis; and

•	Medical Writing and Regulatory Services.

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

Clinical Trial Support Services

             Central Diagnostics.  Our ability to collect and centralize clinical trial data is enhanced by our central diagnostics service offerings which include the capture and interpretation of electrocardiograms. Electrocardiogram analysis, one of the most frequently used tools in clinical trials, is included in more than one-half of clinical trials as part of the study protocol. We distribute a proprietary hand-held electrocardiogram device to clinical trial sites. The device, which can be used anywhere in the world, collects the data, performs a real-time quality check, and transmits the information by telephone to a full-time central operations center where cardiologists read the results. In 1999, Covance introduced ambulatory cardiac monitoring capabilities, often referred to as Holter monitoring. Holter monitoring involves the ambulatory monitoring of cardiac activity and permits long-term monitoring – often 24 to 48 hours as opposed to the ten seconds of data typically provided by stationary ECGs, and therefore may reveal certain conditions which may not be discovered by a stationary ECG.

             In 2000, we opened a centralized imaging center to meet a growing pharmaceutical industry need for imaging to document clinical efficacy and safety. In 2002, we introduced Digitography, a system for use in clinical trials which allows on screen digital ECG waveform measurement with resolution unmatched in the industry.

             Interactive Voice Response Services.  To expedite the drug development process and to help reduce costs, we created a proprietary interactive trial management system. This system uses touch-tone telephone technology for data entry purposes and assists our clients in managing clinical trials on a real-time basis and in reducing product waste with just-in-time inventory processing. This system, which is multi-lingual, is available world-wide through toll-free numbers 24 hours per day, seven days per week. The most frequently used functions include patient screening, patient enrollment, patient randomization, drug assignments, drug inventory management, unblinding, discontinuations and patient diaries. We offer this system both in conjunction with clinical trials we conduct and as a stand-alone service.

Commercialization Services

             Periapproval Services.  Periapproval trials are studies conducted “around the time of NDA approval”, generally after a drug has successfully undergone clinical efficacy and safety testing and the New Drug Application has been submitted to the Food and Drug Administration (“FDA”). We offer a range of periapproval services, including:

•	Treatment Investigational New Drug applications;

•	Phase IIIb clinical studies, which involve studies conducted after New Drug Application submission, but before regulatory approval is obtained;

•	Phase IV clinical studies which are studies conducted after initial approval of the drug; and

•	other types of periapproval studies such as post-marketing surveillance studies, product withdrawal support services, and prescription to over-the-counter switch studies.

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

Divested Businesses

             In February 2001, Covance sold its pharmaceutical packaging business, which offered full-service contract drug packaging services for clinical trials, for the aggregate amount of $137.5 million. In June 2001, Covance sold its biomanufacturing unit, Covance Biotechnology Services Inc., which manufactured recombinant proteins for biotechnology and pharmaceutical clients, for the aggregate amount of approximately $190 million, including the assumption of debt and other liabilities. Primarily as a result of these divestitures, Covance substantially eliminated debt, improved its cash flow and is now focused on its core services.

Customers and Marketing

             We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 2002, we served in excess of 300 biopharmaceutical companies, ranging from the world’s largest pharmaceutical companies and biotechnology companies to small and start-up organizations.

             While no single customer accounts for more than ten percent of our aggregate net revenues, we have two customers accounting for more than five but less than ten percent of our revenues, and our top five customers account for approximately 24  percent of our net revenues. Our late-stage development segment has one customer which accounts for approximately ten  percent of the aggregate net revenues of that segment and has four customers which each account for more than five but less than ten percent of the aggregate net revenues of that segment. Our early development segment has one customer accounting for more than five but less than ten percent of its aggregate net revenues.

             For net revenues from external customers, assets attributable to each of our business segments and other segment information for each of the last three fiscal years, please review Note 12 to the audited consolidated financial statements included elsewhere in this Annual Report.

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

Contractual Arrangements

             Many of our contracts with our clients are either fixed price or fee-for-service with a cap. To a lesser extent, some of our contracts are fee-for-service without a cap. In cases where the contracts are fixed price, we generally bear the cost of overruns, but we benefit if the costs are lower than we anticipated. In cases where our contracts are fee-for-service with a cap, the contracts contain an overall budget for the trial based on time and cost estimates. If our costs are lower than anticipated, the customer generally keeps the savings, but if our costs are higher than estimated, we are responsible for the overrun unless the increased cost is a result of a change requested by the customer, such as an increase in the number of patients to be enrolled or the type or amount of data to be collected. Contracts may range from a few months to several years or longer depending on the nature of the work performed. In some cases for multi-year contracts, a portion of the contract fee is paid at the time the study or trial is started with the balance of the contract fee payable in installments upon the achievement of milestones over the study or trial duration.

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

Backlog

             Some of our studies and projects are performed over an extended period of time, which may exceed several years. We maintain an order backlog to track anticipated net revenues for work that has yet to be earned. However, we do not maintain an order backlog for other services that are performed within a short period of time or where it is not otherwise practical or feasible to maintain an order backlog. Our aggregate backlog at December 31, 2002 and December 31, 2001 was $1,122 million and $1,013 million, respectively.

             Backlog usually includes work to be performed under signed agreements (i.e., contracts and letters of intent). Once work under a signed agreement begins, net revenues are recognized over the life of the project. However, in some cases we will begin work on a project once we conclude we have a legally binding agreement, but before executing a signed agreement, and backlog may include the net revenues expected from that project. Some of our studies and projects are performed over an extended period of time.

             We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion expected to be filled in the current year. Although backlog can provide meaningful information to our management with respect to a particular study we believe that our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons, including the following: studies vary in duration; the scope of studies may change, which may either increase or decrease their value; and studies may be terminated, reduced in scope or delayed at any time by the client or regulatory authorities.

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

             In early development services our significant competitors include Charles River Laboratories International Inc., Inveresk Research Group Inc., and MDS Inc., among others. In late-stage development services our significant competitors include PPD, Inc., Quintiles Transnational Corp., Parexel International Corporation and Quest Diagnostics Incorporated, among others. Covance represents an important market presence in each segment's principal services.

             There is competition for customers on the basis of many factors, including the following: reputation for on-time quality performance; expertise and experience in specific areas; scope of service offerings; strengths in various geographic markets; price; technological expertise and efficient drug development processes; ability to acquire, process, analyze and report data in a time-saving and accurate manner; ability to manage large-scale clinical trials both domestically and internationally; expertise and experience in health economics and outcomes services; and size. We believe that we compete favorably in these areas.

Government Regulation

             Our laboratory services are subject to various regulatory requirements designed to ensure the quality and integrity of the testing and manufacturing processes. Covance’s standard operating procedures are written in accordance with regulations and guidelines appropriate to the region and the nation where they will be used.

             The industry standards for conducting preclinical laboratory testing are embodied in the Good Laboratory Practice (GLP) and Good Manufacturing Practice (GMP) regulations, and for central laboratory operations in the Clinical Laboratory Improvement Amendments of 1988 (CLIA). The standards of GLP and GMP are required by the FDA, by the Department of Health in the United Kingdom and by similar regulatory authorities in other parts of the world. To help satisfy its compliance obligations, Covance has established quality assurance controls at its laboratory facilities which monitor ongoing compliance with GLP, GMP and CLIA.

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

             We strive to perform all clinical research in accordance with the International Conference on Harmonization - Good Clinical Practice Guidelines, and the requirements of the applicable country. Although the U.S. is a signatory to these guidelines, the FDA has not adopted all of these guidelines as statutory regulations, but has currently adopted them only as guidelines. From an international perspective, when applicable, we have implemented common standard operating procedures across regions to assure consistency whenever it is feasible and appropriate to do so.

             Our animal import and breeding facilities are also subject to a variety of federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations promulgated thereunder by the United States Department of Agriculture (“USDA”). Our breeding and animal import facilities maintain detailed standard operating procedures and the documentation necessary to comply with applicable regulations for the humane treatment of the animals in its custody. Besides being licensed by the USDA as both a dealer and research facility, this business is also accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International and has registered assurance with the United States National Institutes of Health Office of Protection for Research Risks.

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

             In the past few years, both the United States and foreign governments have become more concerned about the disclosure of confidential personal data. The European Union, or EU, now prohibits the disclosure of personal confidential information, including medical information, to any entity that does not comply with certain security safeguards. The Department of Health and Human Services recently promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, that will govern the disclosure of confidential medical information in the United States. We will continue to monitor our compliance with these new regulations as these and other privacy regulations come into effect.

             The regulations of the U.S. Department of Transportation, the U.S. Public Health Service and the U.S. Postal Service apply to the surface and air transportation of laboratory specimens. Covance’s laboratories also comply with the International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.

Intellectual Property

             We have developed certain computer software and technically derived procedures and products intended to maximize the quality and effectiveness of our services. Although our intellectual property rights are important to our results of operations, we believe that such factors as the technical expertise, knowledge, ability and experience of our professionals are more important, and that, overall, these technological capabilities provide significant benefits to our clients.

Employees

             At December 31, 2002, we had approximately 6,900 employees, approximately 36% of whom are employed outside of the United States. Approximately 6,300 of our employees are full time employees, 32 of our employees hold M.D. degrees, 126 hold Ph.D. degrees, and 468 hold masters or other postgraduate degrees. We believe that Covance’s relations with its employees are good.

Available Information

             Covance makes available free of charge on its website at www.covance.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

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

Item 4.  Submission of Matters to a Vote of Security Holders

             None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

             Covance’s common stock is traded on the New York Stock Exchange (symbol: CVD). The following table shows the high and low sales prices on the New York Stock Exchange for each of the most recent eight fiscal quarters.

Quarter	High	Low

First Quarter 2001	$15.500	$10.375

Second Quarter 2001	$22.750	$11.600

Third Quarter 2001	$25.500	$15.290

Fourth Quarter 2001	$23.490	$14.800

First Quarter 2002	$22.950	$15.810

Second Quarter 2002	$21.300	$16.810

Third Quarter 2002	$20.490	$12.110

Fourth Quarter 2002	$25.000	$17.900

             As of February 11, 2003, there were 6,290 holders of record of Covance’s common stock.

             Covance has not paid any dividends during 2002 or 2001. Covance does not currently intend to pay dividends, but rather, currently intends to reinvest earnings in its business. Covance is also subject to certain restrictions on its ability to pay cash dividends on its common stock by certain covenants contained in a credit agreement to which Covance is a party.

Item 6.  Selected Financial Data

             The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 2002, 2001, 2000, 1999 and 1998. This data has been derived from the audited consolidated financial statements of Covance. You should read this selected historical consolidated financial data in conjunction with Covance’s audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report. Historical consolidated financial data may not be indicative of Covance’s future performance. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

             The information provided below is on an “as reported” basis and has not been restated to exclude the results of our biomanufacturing and packaging operations, which were divested on June 15, 2001 and February 14, 2001, respectively. The information below also includes special charges recorded during all periods presented, as well as the net gain on sale of businesses recorded during 2001. Certain of the information below has been presented on a pro forma basis in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results” and in Note 14 to the consolidated financial statements included elsewhere in this Annual Report after giving effect to: 1) the exclusion of the results of Packaging and Biomanufacturing and the net gain reported in connection with these divestitures; 2) the exclusion of the impact of restructuring charges recorded; and 3) the exclusion of goodwill amortization in accordance with the adoption of FASB Statement No. 142.

	Year Ended December 31
	2002		2001		2000		1999	1998
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenues	$ 883,074		$ 855,877	(a)	$ 868,087	(a)	$ 828,980	$ 731,574
Reimbursable out-of-pockets	41,623		40,167		48,298		43,093	37,004

Total revenues	924,697		896,044		916,385		872,073	768,578

Costs and expenses:
Cost of revenue (including reimbursable expenses)	654,088	(b)	658,286	(b)	673,893	(b)	596,376 (b)	521,132 (b)
Selling, general and administrative	133,508		127,211		131,158		128,003	117,844
Depreciation and amortization	42,434		47,719		54,200		48,147	37,723
Special charges	--		8,178	(c)	12,514	(c)	12,968 (c)	--

Total	830,030		841,394		871,765		785,494	676,699

Income from operations	94,667		54,650	(d)	44,620	(d)	86,579	91,879

Other (income) expense, net:
Interest expense, net	831		6,848		19,051		10,062	7,361
Foreign exchange transaction losses	3,395		263		598		57	373
Net gain on sale of businesses	--		(30,803	)(e)	--		--	--

Other (income) expense, net	4,226		(23,692)		19,649		10,119	7,734

Income before taxes and equity investee results	90,441		78,342		24,971		76,460	84,145
Taxes on income	26,658	(f)	30,442		9,735		30,642	35,099
Equity investee loss	--		--		--		--	438

Net income	$ 63,783	(f)	$ 47,900	(g)	$ 15,236	(g)	$ 45,818	$ 48,608

Basic earnings per share	$ 1.06	(f)	$ 0.81	(g)	$ 0.27	(g)	$ 0.78	$ 0.84
Diluted earnings per share	$ 1.03	(f)	$ 0.79	(g)	$ 0.27	(g)	$ 0.78	$ 0.83

Balance Sheet Data:
Working capital	$ 130,951		$ 97,710		$ (98,710)		$ 102,247	$ 81,488
Total assets	$ 677,003		$ 612,028		$ 771,091		$ 689,721	$ 589,333
Long-term debt	$ --		$ 15,000		$ 17,224		$ 208,724	$ 149,909
Stockholders' equity	$ 431,667		$ 344,945		$ 265,751		$ 252,059	$ 220,933

Other Financial Data:
Gross margin	30.6%		27.8%		27.9%		33.3%	33.8%
Operating margin	10.7%		6.4%		5.1%		10.4%	12.6%
Net income margin	7.2%		5.6%		1.8%		5.5%	6.6%

Current ratio	1.61		1.43		0.78		1.51	1.42
Debt to capital	0.00		0.04		0.49		0.48	0.42
Book value per share	7.13		5.77		4.60		4.42	3.81
Net days sales outstanding	41		41		54		52	55

__________

(a)	Excluding the revenues of our packaging and biomanufacturing operations, net revenues in 2001 and 2000 would have been $800,265 and $737,276, respectively.

(b)	Cost of revenue for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 includes reimbursable expenses totaling $41,623, $40,167, $48,298, $43,093 and $37,004, respectively.

(c)

Special charges in 2001 and 2000 consist of restructuring charges totaling $8,178 and $12,514, respectively, and in 1999 consist of merger-related costs totaling $5,249 and a restructuring charge totaling $7,719.

(d)

Excluding 1) the results of our packaging and biomanufacturing operations, 2) reduced interest expense from the applications of the net proceeds from these divestitures to reduce outstanding indebtedness, 3) the net gain recorded in connection with these divestitures, 4) special charges, and 5) goodwill amortization, income from operations in 2001 and 2000 would have been $64,062 and $51,890, respectively.

(e)	Amount represents the net gain reported on the divestitures of our biomanufacturing and packaging businesses.

(f)	Excluding the $6.5 million reduction in our income tax reserve, taxes on income, net income and diluted earnings per share would have been $33,158, $57,283 and $0.93, respectively.

(g)

Excluding 1) the results of our packaging and biomanufacturing operations, 2) reduced interest expense from the applications of the net proceeds from these divestitures to reduce outstanding indebtedness, 3) the net gain recorded in connection with these divestitures, 4) special charges, and 5) goodwill amortization, net income and diluted earnings per share for 2001 would have been $38,027 and $0.63, respectively, and in 2000 would have been $28,806 and $0.50, respectively .

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results” and Note 14 to the consolidated financial statements included elsewhere in this Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

             Covance is a leading drug development services company providing a wide range of product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two segments for financial reporting purposes: early development services, which includes preclinical and Phase I clinical; and late-stage development services, which includes central laboratory, clinical development, commercialization and other clinical support services. Covance believes it is one of the largest drug development services companies, based on 2002 annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe this enables Covance’s customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance’s comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

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

Critical Accounting Policies

             Covance’s consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

             Revenue Recognition.  Covance recognizes revenue either as services are performed or products are delivered, depending upon the nature of the work contracted. Historically, a majority of Covance’s net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Service contracts generally take the form of fee-for-service or fixed-price arrangements. In the case of fee-for-service contracts, revenue is recognized as services are performed, based upon, for example, hours worked or samples tested. For long-term fixed-price service contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. Estimates of costs to complete are made, as appropriate, to provide for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. In some cases, for multi-year contracts a portion of the contract fee is paid at the time the trial is initiated. These advances are deferred and recognized as revenue as services are performed, as discussed above. Additional payments may be made based upon the achievement of performance-based milestones over the contract duration. Most contracts are terminable by the client either immediately or upon notice. These contracts typically require payment to Covance of expenses to wind down the study, fees earned to date and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profits that could have been earned by Covance under the contract if it had not been terminated early. Despite these provisions, the unexpected termination of a large study or the termination of several studies over a relatively short period of time could cause periods of excess capacity which could negatively impact revenues and earnings. In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as for travel, printing, meetings, couriers, etc.), for which it is reimbursed at cost, without mark-up or profit. Investigator fees are not reflected in total revenues or expenses where Covance acts in the capacity of an agent on behalf of the pharmaceutical company sponsor, passing through these costs without risk or reward to Covance. All other out-of-pocket costs are included in total revenues and expenses.

             Bad Debts.  Covance endeavors to assess and monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business. Covance maintains a provision for doubtful accounts to provide for the possibility that amounts due Covance may not be collected. This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant. Since the recorded bad debt provision is based upon management’s judgment, actual bad debt write-offs may be greater or less than the amount recorded. Historically bad debt write-offs have not been material.

             Foreign Currency Risks.  Since Covance operates on a global basis, it is exposed to various foreign currency risks. Two specific risks arise from the nature of the contracts Covance executes with its customers since from time to time contracts are denominated in a currency different than the particular Covance subsidiary’s local currency. These risks are generally applicable only to a portion of the contracts executed by Covance’s foreign subsidiaries providing clinical services. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary’s expenses are incurred. As a result, the subsidiary’s net revenues and resultant earnings can be affected by fluctuations in exchange rates. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon Covance’s consolidated financial results. See “Risk Factors”.

             The second risk results from the passage of time between the invoicing of customers under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary’s local currency, Covance recognizes a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in Covance receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by Covance as a foreign currency transaction gain or loss, as applicable, and is reported in other expense (income) in Covance’s Consolidated Statements of Income. Foreign currency transaction losses for the year ended December 31, 2002 negatively impact pre-tax income by $3.4 million.

             Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. To date such cumulative translation adjustments have not been material to Covance’s consolidated financial position.

             Taxes on Income.  Since Covance conducts operations on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance’s profits are further impacted by changes in the tax rates of the various jurisdictions. In particular, as the geographic mix of Covance’s pre-tax earnings among various tax jurisdictions changes, Covance’s effective tax rate may vary from period to period. Covance has established, and periodically reevaluates, an estimated income tax reserve on its consolidated balance sheet to provide for the possibility of adverse outcomes in income tax proceedings. While Covance believes that it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different that the amounts reserved. For example, in the third quarter of 2002 favorable income tax developments relating primarily to the settlement of a longstanding foreign income tax audit caused Covance to revise its estimated exposure and to reduce the amount of its income tax reserve by $6.5 million. It is possible that changes in estimates in the future could cause Covance to either materially increase or reduce the carrying amount of its income tax reserve. In addition, Covance’s policy is to provide income taxes on earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Taxes have not been provided on accumulated foreign unremitted earnings totaling $88.9 million as of December 31, 2002 because Covance currently intends to leave these earnings invested in those countries. If Covance were to repatriate these earnings, or a portion of these earnings, Covance might incur a significant income tax liability.

             Stock Based Compensation. Covance grants stock options to its employees at an exercise price equal to the fair value of the shares at the date of grant and accounts for these stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the income statement.

             Operating Expenses.  Covance segregates its recurring operating expenses among three categories: cost of revenue; selling, general and administrative expenses; and depreciation and amortization. Cost of revenue consists of appropriate amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefits, other direct costs, and an allocation of facility charges and information technology costs, and excludes depreciation and amortization. Also, cost of revenue includes shipping and handling fees and reimbursable out-of-pocket costs. Cost of revenue, as a percentage of net revenues, tends and is expected to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving hundreds of studies conducted during any period of time. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs, and excludes depreciation and amortization.

             Impairment of Assets.  Covance reviews its long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance’s judgment of its ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated.

             In 2002, Covance began to perform an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. Covance assesses fair value based upon its best estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The test performed for 2002 did not identify any instances of impairment. However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent year’s assessments of impairment.

             Defined Benefit Pension Plans.  Covance sponsors defined benefit pension plans for the benefit of its employees at three foreign subsidiaries. The measurement of the related pension benefit obligation and the expense recorded in each year is based upon actuarial computations which require judgment as to (a) the appropriate discount rate to use in computing the present value of the benefit obligation, (b) the expected return on plan assets and (c) the expected future rate of salary increases. Actual results will likely differ, in some periods materially, from the assumptions used in the actuarial valuation. For example, in 2002 as a result of the poor performance of the European equity markets Covance’s United Kingdom plans suffered a decline in the fair value of their assets in the aggregate amount of $7.2 million which caused an increase in the under-funded status of these plans. This is likely to result in an increase in the annual expense of these plans going forward.

Results of Operations

             Variances explained below are on an “as reported” basis, but also include certain pro forma variances (where so noted). Pro forma variances give effect to 1) the exclusion of a $6.5 million reduction in our income tax reserve and provision recorded in the third quarter of 2002 explained below, 2) the divestiture of Packaging and Biomanufacturing as if these transactions had occurred on January 1, 2000, 3) the exclusion of the impact of restructuring charges totaling $8.2 million ($5.0 million net of tax) and $12.5 million ($7.6 million net of tax) recorded in 2001 and 2000, respectively, and 4) the exclusion of goodwill amortization from the 2001 and 2000 periods in accordance with the adoption of FASB Statement No. 142.

             Year Ended December 31, 2002 Compared with Year Ended December 31, 2001.  Net revenues increased 3.2% to $883.1 million for 2002 from $855.9 million for 2001. The 2001 period includes revenues from Covance’s biomanufacturing operations through June 15, 2001 and includes revenues from Covance’s packaging operations through February 14, 2001. On a pro forma basis, net revenues increased 10.3% from $800.3 million for 2001. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 8.5% on a pro forma basis, as compared to 2001. Net revenues from Covance’s early development segment grew 18.1%, or 16.6% excluding the impact of foreign exchange rate variances between both periods, driven primarily by growth in our toxicology service offering. On a pro forma basis, net revenues from Covance’s late-stage development segment increased 5.4%, or 3.4% excluding the impact of foreign exchange rate variances between both periods. The modest late-stage development revenue growth, in part, resulted from our strategy to first improve our operating margins by an increased focus on contract selectivity in our Phase II/III services, and the slower conversion of our backlog to revenue in our central laboratory business during the first half of 2002.

             Cost of revenue, excluding reimbursable out-of-pocket expenses totaling $41.6 million, decreased 0.9% to $612.5 million or 69.4% of net revenues for the year ended December 31, 2002 as compared to $618.1 million (excluding reimbursable out-of-pocket expenses totaling $40.2 million) or 72.2% of net revenues for the corresponding 2001 period. Excluding reimbursable out-of-pocket expenses, gross margins were 30.6% for the year ended December 31, 2002 and 27.8% for the corresponding 2001 period, as the 2001 period includes Covance’s biomanufacturing operations through June 15, 2001 and Covance’s packaging operations through February 14, 2001. Also, the 2001 period included higher investment spending on internet initiatives and lower margins on bioanalytical services. On a pro forma basis, as a percentage of net revenues, cost of revenue, excluding reimbursable out-of-pocket expenses, was 71.7% for 2001.

             Overall, selling, general and administrative expenses increased 5.0% to $133.5 million for 2002 from $127.2 million for 2001. As a percentage of net revenues, selling, general and administrative expenses increased to 15.1% for 2002 from 14.9% for 2001, as 2001 includes Covance’s biomanufacturing operations through June 15, 2001 and Covance’s packaging operations through February 14, 2001. On a pro forma basis, as a percentage of net revenues, selling, general and administrative expenses were 15.3% for 2001.

             Depreciation and amortization decreased 11.1% to $42.4 million or 4.8% of net revenues for 2002 from $47.7 million or 5.6% of net revenues for 2001, due primarily to the divestiture of our capital intensive biomanufacturing and packaging businesses in the first half of 2001, and the implementation of FASB Statement No. 142 in the first quarter of 2002, which has eliminated the amortization of goodwill. On a pro forma basis, depreciation and amortization increased 7.7% over 2001.

             Income from operations increased 73.2% to $94.7 million for 2002 from $54.7 million for the corresponding 2001 period. Income from operations from Covance’s early development segment increased $18.7 million or 39.0% to $66.7 million or 18.1% of net revenues for the year ended December 31, 2002 from $48.0 million or 15.4% of net revenues for the corresponding 2001 period, primarily driven by growth in our toxicology services offering. Income from operations from Covance’s late-stage development segment increased $39.8 million or 120.0% to $73.0 million or 14.2% of net revenues for 2002 from $33.2 million or 6.1% of net revenues for the corresponding 2001 period. Corporate expenses increased $18.5 million to $45.0 million or 5.1% of net revenues for 2002 from $26.5 million or 3.3% of net revenues for 2001. The increase is primarily attributable to the centralization of information technology infrastructure in 2002 and investments made therein, increased marketing and higher variable compensation expenses.

             On a pro forma basis, income from operations increased 47.8% to $94.7 million for 2002 from $64.1 million for 2001. As a percentage of net revenues on a pro forma basis, income from operations increased to 10.7% for 2002 from 8.0% for 2001. On a pro forma basis, income from operations from Covance’s early development segment increased $17.6 million or 35.9% to $66.7 million, as compared to $49.1 million for 2001. On a pro forma basis, income from operations from Covance’s late-stage development segment increased $31.5 million or 76.0% to $73.0 million as compared to $41.5 million for 2001, primarily driven by growth in our toxicology service offering. The increase in late-stage development operating income on a pro forma basis was due to Covance’s continued focus on margin improvements in our Phase II/III services, increased volume in our Phase III and central laboratory services during the second half of 2002, and margin growth in our commercialization services.

             Other expense, net for the 2001 period includes a $30.8 million net pre-tax gain on the sale of Packaging and Biomanufacturing in first half of 2001. Excluding this gain, other expense, net decreased $2.9 million to $4.2 million for 2002 from $7.1 million for 2001, due primarily to a $6.0 million reduction in interest expense resulting from lower weighted average borrowings under our long-term credit facility, partially offset by a $3.1 million increase in foreign exchange transaction losses, as a result of the weakening U.S. dollar.

             Covance’s effective tax rate for the year ended December 31, 2002 was 29.5% as compared to 38.9% for the corresponding 2001 period. The pro forma effective tax rate for the 2001 period was 38.3%. Covance’s 2002 effective tax rate reflects the reversal of a $6.5 million income tax reserve due to a change in estimate relating primarily to the favorable settlement of a longstanding multi-year foreign income tax audit. Excluding the effect of this adjustment, Covance’s effective tax rate for the year ended December 31, 2002 was 36.7%.

             Net income was $63.8 million for the year ended December 31, 2002 versus $47.9 million for 2001. On a pro forma basis, net income increased 50.6% or $19.3 million to $57.3 million for the year ended December 31, 2002 as compared to $38.0 million for the corresponding 2001 period.

             Year Ended December 31, 2001 Compared with Year Ended December 31, 2000.  Net revenues decreased 1.4% to $855.9 million for 2001 from $868.1 million for 2000, as the 2000 period includes revenues from Covance’s biomanufacturing and packaging operations for the full year, whereas 2001 only includes these revenues through the respective dates of divestiture. Pro forma net revenues increased 8.5% to $800.3 million for 2001 from $737.3 million for 2000. Excluding the impact of foreign exchange rate variances between both periods, pro forma net revenues increased 9.6% as compared to 2000. Net revenues from Covance’s early development segment grew 8.3%, or 10.0% excluding the impact of foreign exchange rate variances between both periods, driven primarily by growth in our toxicology service offering. Pro forma net revenues from Covance’s late-stage development segment increased 8.7%, or 9.3% excluding the impact of foreign exchange rate variances between both periods. Late-stage development revenue growth is primarily attributable to our European central laboratory and our Phase IV services.

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

             In June 2001, Covance announced plans to reorganize its internet initiatives subsidiary, Nexigent, integrating Nexigent’s newly developed clinical trials service offerings into Covance’s core business and reducing Nexigent’s infrastructure. Under the plan, certain of Nexigent’s service offerings were to continue to be marketed by Covance’s core business units. Covance recorded a pre-tax restructuring charge in the second quarter of 2001, totaling approximately $8.2 million ($5.0 million net of tax). The charge consisted of approximately $6.5 million in asset write-offs in June 2001, and approximately $1.6 million in severance and related benefits in connection with the elimination of approximately 30 redundant Nexigent positions. Severance payments began in August 2001 and continued into 2002. Approximately $0.7 million of the severance liability remained accrued at December 31, 2001.

             Income from operations increased 22.5% to $54.7 million for the year ended December 31, 2001 from $44.6 million for the corresponding 2000 period. Income from operations from Covance’s early development segment increased $1.6 million or 3.5% to $48.0 million or 15.4% of net revenues for the year ended December 31, 2001 from $46.3 million or 16.1% of net revenues for the corresponding 2000 period. Income from operations from Covance’s late-stage development segment increased $7.6 million or 29.8% to $33.2 million or 6.1% of net revenues for the year ended December 31, 2001 from $25.6 million or 4.4% of net revenues for the corresponding 2000 period.

             Pro forma income from operations increased 25.1% to $60.5 million for the year ended December 31, 2001 from $48.4 million for 2000. As a percentage of pro forma net revenues, pro forma income from operations increased to 7.6% for the year ended December 31, 2001 from 6.6% for 2000. Pro forma income from operations from Covance’s early development segment totaled $48.6 million and $47.0 million, for the years ended December 31, 2001 and 2000, respectively. Excluding the impact of our bioanalytical service offering, early development operating income growth is 11.6%. Pro forma income from operations from Covance’s late-stage development segment totaled $38.4 million and $27.6 million for the years ended December 31, 2001 and 2000, respectively. The increase in late-stage development pro forma operating income was due to the return to profitability experienced in Phase II/III clinical, margin growth in Phase IV services and stronger European central laboratory margins and volume experienced during 2001, which offset lower margins and volume in our North American central laboratory during 2001.

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

             Covance’s effective tax rate decreased to 38.9% for 2001 from 39.0% for 2000.

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

             The following tables present unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 2002. The quarterly information provided in the first table below is on an “as reported” basis. The information in the second table below has been presented on a pro forma basis.

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

	Quarter Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
	(Dollars in thousands, except per share data)

Net revenues	$ 234,318	$ 220,968	$ 219,206	$ 208,582	$ 204,404	$ 196,394	$ 226,421	$ 228,658
Reimbursable out-of-pockets	11,376	9,924	10,623	9,700	10,210	9,731	10,279	9,947

Total revenues	245,694	230,892	229,829	218,282	214,614	206,125	236,700	238,605

Costs and expenses:
Cost of revenue (including
reimbursable expenses)	170,917	162,492	162,920	157,759	154,653	151,395	175,775	176,463
Selling, general and administrative	34,827	33,201	34,215	31,265	32,502	29,241	33,171	32,297
Depreciation and amortization	11,794	10,329	10,205	10,106	11,104	10,419	12,577	13,619
Restructuring charge	--	--	--	--	--	--	8,178	--

Total	217,538	206,022	207,340	199,130	198,259	191,055	229,701	222,379

Income from operations	28,156	24,870	22,489	19,152	16,355	15,070	6,999	16,226
Other expense (income), net	1,562	801	1,689	174	326	133	10,873	(35,024)

Income (loss) before taxes	26,594	24,069	20,800	18,978	16,029	14,937	(3,874)	51,250
Taxes on income	9,574	2,186	7,698	7,200	6,254	5,878	(1,115)	19,425

Net income (loss)	$ 17,020	$ 21,883	$ 13,102	$ 11,778	$ 9,775	$ 9,059	$ (2,759)	$ 31,825

Basic earnings (loss) per share	$0.28	$0.36	$0.22	$0.20	$0.16	$0.15	$(0.05)	$0.55
Diluted earnings (loss) per share	$0.27	$0.36	$0.21	$0.19	$0.16	$0.15	$(0.05)	$0.54

             The quarterly information below is presented on a pro forma basis, and reflects: 1) the exclusion of a $6.5 million reduction in our income tax reserve and provision due to a change in estimate recorded in the third quarter of 2002; 2) the divestiture of Packaging and Biomanufacturing as if these transactions had occurred on December 31, 2000; 3) the exclusion of the impact of a restructuring charge in the second quarter of 2001; and 4) the exclusion of goodwill amortization in the 2001 periods in accordance with the adoption of FASB Statement No. 142. See Note 14 to the consolidated financial statements included elsewhere in this Annual Report.

Quarter Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
	(as reported)	(pro forma)	(as reported)	(as reported)	(pro forma)	(pro forma)	(pro forma)	(pro forma)

(Dollars in thousands, except per share data)

Total revenues:
Early Development	$ 96,960	$ 93,816	$ 91,382	$ 85,384	$ 78,666	$ 79,705	$ 78,727	$ 74,045
Late-stage Development	$ 137,358	$ 127,152	$ 127,824	$ 123,198	$ 125,738	$ 116,689	$ 125,131	$ 121,564
Reimbursable out-of- pockets	$ 11,376	$ 9,924	$ 10,623	$ 9,700	$ 10,210	$ 9,731	$ 10,279	$ 9,947
Total	$ 245,694	$ 230,892	$ 229,829	$ 218,282	$ 214,614	$ 206,125	$ 214,137	$ 205,556

Income from operations:
Early Development	$ 17,406	$ 18,177	$ 16,919	$ 14,180	$ 13,108	$ 12,652	$ 11,852	$ 11,464
Late-stage Development	$ 24,189	$ 18,183	$ 16,579	$ 14,028	$ 11,393	$ 9,729	$ 11,019	$ 9,323
Other	$ (13,439)	$ (11,490)	$ (11,009)	$ (9,056)	$ (7,258)	$ (6,426)	$ (7,025)	$ (5,769)
Total	$ 28,156	$ 24,870	$ 22,489	$ 19,152	$ 17,243	$ 15,955	$ 15,846	$ 15,018

Operating income %	12.0%	11.3%	10.3%	9.2%	8.4%	8.1%	7.8%	7.7%
Other expense, net	$ 1,562	$ 801	$ 1,689	$ 174	$ 326	$ 133	$ 947	$ 997
Income before taxes	$ 26,594	$ 24,069	$ 20,800	$ 18,978	$ 16,917	$ 15,822	$ 14,899	$ 14,021
Taxes on income	$ 9,574	$ 8,686	$ 7,698	$ 7,200	$ 6,427	$ 6,051	$ 5,746	$ 5,408
Net income	$ 17,020	$ 15,383	$ 13,102	$ 11,778	$ 10,490	$ 9,771	$ 9,153	$ 8,613
Diluted earnings per share	$ 0.27	$ 0.25	$ 0.21	$ 0.19	$ 0.17	$ 0.16	$ 0.15	$ 0.15

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

             Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. On June 28, 2001, Covance replaced its credit facility with a new $150.0 million senior revolving credit facility (the “Credit Facility”). Covance believes cash from operations and available borrowings under the Credit Facility will provide sufficient liquidity for the foreseeable future. At December 31, 2002, there were no outstanding borrowings and $1.6 million of outstanding letters of credit under the Credit Facility. At December 31, 2002, Covance has a remaining availability under the Credit Facility of $148.4 million of which $23.4 million remains available for letters of credit. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a margin and approximated 3.28% per annum for the year ended December 31, 2002. Costs associated with replacing the previous credit facility in June 2001, consisting primarily of bank fees totaling $1.7 million, are being amortized to interest expense over the three year facility term. The Credit Facility contains various covenants, which among other things, restrict certain uses of cash such as certain restrictions on its ability to pay cash dividends on the Covance common stock. At December 31, 2002, Covance was in compliance with the terms of its Credit Facility. Commitment fees for the year ended December 31, 2002 under the Credit Facility were 0.5 percent of the undrawn balance of the Credit Facility and approximated $0.7 million. The Credit Facility is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

             As discussed in Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report, and as set forth in the table below, Covance is obligated under non-cancelable operating leases, primarily for its offices and laboratory facilities, as follows:

Year Ending December 31,
(dollars in thousands)

2003	$ 29,487
2004	$ 25,440
2005	$ 19,382
2006	$ 15,798
2007	$ 13,607
2008 and beyond	$ 40,139

             During the year ended December 31, 2002, Covance’s operations provided net cash of $127.8 million, an increase of $61.1 million from the corresponding 2001 amount. The change in net operating assets used $8.7 million in cash during 2002, primarily due to a decrease in unearned revenue, while this net change used $20.4 million in cash during 2001, primarily due to an increase in inventory and a decrease in accounts payable and accrued expenses. Covance’s ratio of current assets to current liabilities was 1.61 at December 31, 2002 and 1.43 at December 31, 2001.

             Net days sales outstanding (“DSOs”) at both December 31, 2002 and 2001 were 41 days. DSOs have historically followed a seasonal pattern whereby they are generally at their lowest levels at year end and increase during the first six to nine months of the year, before returning to their seasonally lower levels at year end. The impact upon liquidity from a one day change in DSO is approximately $2 million in cash flow.

             Investing activities for the year ended December 31, 2002 used $69.6 million compared to $78.1 million for the corresponding 2001 period, excluding the $251.1 million in proceeds from the sales of Packaging and Biomanufacturing in the first half of 2001. Capital spending for 2002 totaled $66.8 million, and was primarily for the expansion of Covance’s toxicology capacity in Madison, Wisconsin, expansion and enhancement of our Harrogate, England facility, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees. Investing activities for 2002 also include the July 2002 acquisition of Virtual Central Laboratory b.v. for a gross cash payment of $3.0 million. Capital spending for the corresponding

2001 period totaled $78.1 million, and included $19.8 million for the purchase of land at Covance’s Vienna, Virginia facility which had previously been under lease. The remainder of capital spending during 2001 was primarily for outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees.

             Free cash flow (operating cash flow less capital expenditures) for 2002 was $61.1 million, up $72.4 million from ($11.4 million) during the corresponding 2001 period, as a result of our strong 2002 earnings and improved working capital management.

             Financing activities for the year ended December 31, 2002 used $17.8 million and consisted of the purchase of the remaining 1,005,000 shares of common stock for an aggregate cost of $16.6 million, pursuant to a Board of Directors authorized 3,000,000 share buyback program, and repayments under the Credit Facility totaling $15.0 million, offset by $13.9 million received from stock option exercises and employee contributions to Covance’s noncompensatory employee stock purchase plan. Financing activities for the year ended December 31, 2001 used $211.6 million, and primarily consisted of repayments under the Credit Facility totaling $209.0 million, and repayment of the Packaging mortgage totaling $18.7 million, offset by $16.3 million received from stock option exercises and employee contributions to Covance’s noncompensatory employee stock purchase plan.

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

Recently Issued Accounting Pronouncements

             On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also requires prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Covance intends to continue to follow the disclosure-only provisions of FASB Statement No. 123 and, accordingly, will continue to apply Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its plans. The adoption of Statement No. 148 will have no impact on Covance's results of operations, financial position or cash flows.

Forward Looking Statements. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company’s ability to increase profitability of its clinical development services and to increase order volume in central laboratory and commercialization services, and continued growth in demand for bioanalytical services and Covance’s ability to provide these services on a large scale basis, and other factors described in Covance’s filings with the Securities and Exchange Commission, including, without limitation, this Annual Report on Form 10-K.

Risk Factors

             This section discusses various risk factors that are attendant with our business and the provision of our services. If the events outlined below were to occur individually or in the aggregate, our business, results of operations, financial condition and cash flows could be materially adversely affected.

Changes in government regulation could decrease the need for the services we provide.

             Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, could eliminate or substantially reduce the need for our services. Also, if government efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, our customers may spend less, or reduce their growth in spending on research and development.

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

             Many of our contracts provide for services on a fixed price or fee-for-service with a cap basis and they may be terminated or reduced in scope either immediately or upon notice. Cancellations may occur for a variety of reasons, including:

•	the failure of products to satisfy safety requirements;
•	unexpected or undesired results of the products;
•	insufficient patient enrollment;
•	insufficient investigator recruitment;
•	the client's decision to terminate the development of a product or to end a particular study; and
•	our failure to perform properly our duties under the contract.

The loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, although our contracts frequently entitle us to receive the costs of winding down the terminated projects, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to a termination fee.

We may bear financial risk if we underprice our contracts or overrun cost estimates.

             Since our contracts are often structured as fixed price or fee-for-service with a cap, we bear the financial risk if we initially underprice our contracts or otherwise overrun our cost estimates. Such underpricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may not be able to successfully develop and market new services.

             We may seek to develop and market new services that complement or expand our existing business. If we are unable to develop new services and or create demand for those newly developed services, our future business, results of operations, financial condition and cash flows could be adversely affected.

Our quarterly operating results may vary.

             Our operating results may vary significantly from quarter to quarter and are influenced by such factors as:

•	exchange rate fluctuations;
•	the commencement, completion or cancellation of large contracts;
•	the progress of ongoing contracts;
•	the timing of and charges associated with completed acquisitions or other events; and
•	changes in the mix of our services.

             We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in our quarterly operating results could negatively or positively affect the market price of our common stock, these fluctuations may not be related to our future overall operating performance.

We depend on the pharmaceutical and biotechnology industries.

             Our revenues depend greatly on the expenditures made by the pharmaceutical and biotechnology industries in research and development. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. If companies in these industries were to reduce the number of research and development projects they outsource, our business could be materially adversely affected.

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

             There is competition among the larger contract research organizations for both clients and potential acquisition candidates. Additionally, small, limited-service entities considering entering the contract research organization industry will find few barriers to entry, thus further increasing possible competition. These competitive pressures may affect the attractiveness of our services and could adversely effect our financial results.

We may expand our business through acquisitions.

             We review many acquisition candidates and, in addition to acquisitions which we have already made, we are continually evaluating new acquisition opportunities. Factors which may affect our ability to grow successfully through acquisitions include:

•	difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;
•	diversion of management’s attention from current operations;
•	the possibility that we may be adversely affected by risk factors facing the acquired companies;
•

acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing stockholders;

•	potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the seller;
•	risks of not being able to overcome differences in foreign business practices, language and other cultural barriers in connection with the acquisition of foreign companies; and
•	loss of key employees of the acquired companies.

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

             We derive a large portion of our net revenues from international operations. For the fiscal year ended December 31, 2002, we derived approximately 33% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

The loss of our key personnel could adversely affect our business.

             Our success depends to a significant extent upon the efforts of our senior management team and other key personnel. The loss of the services of such personnel could adversely affect our business. Also, because of the nature of our business, our success is dependent upon our ability to attract and retain technologically qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel may impact our ability to grow our business and compete effectively in our industry.

Contract research services create a risk of liability.

             In contracting to work on drug development trials, we face a range of potential liabilities, For example:

•	errors or omissions that create harm during a trial to study volunteers or after a trial to consumers of the drug after regulatory approval of the drug;
•

general risks associated with Phase I facilities, including negative consequences from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers;

•	errors or omissions arising from tests conducted for the agrochemical and food industries;
•

risks that animals in breeding facilities may be infected with diseases that may be harmful and even lethal to themselves and humans despite preventive measures contained in our company policies for the quarantine and handling of imported animals; and

•	errors and omissions during a trial that may undermine the usefulness of a trial or data from the trial.

             We also contract with physicians, also referred to as investigators, to conduct the clinical trials to test new drugs on human volunteers. These tests can create a risk of liability for personal injury or death to volunteers, resulting from negative reactions to the drugs administered or from professional malpractice by third party investigators, particularly to volunteers with life-threatening illnesses. We believe that our risks in this area are generally reduced by the following:

•	contract provisions entitling us to be indemnified or entitling us to a limitation of liability;
•	insurance maintained by our clients, investigators, and by us; and
•	various regulatory requirements we must follow in connection with our business.

             Contractual indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence or misconduct. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision or in the event that a party who must indemnify us does not fulfill its indemnification obligations or which is beyond the level of our insurance coverage. There can be no assurance that we will be able to maintain such insurance coverage on terms acceptable to us.

Reliance on air transportation.

             Our central laboratories and, to a lesser extent, our other businesses, are heavily reliant on air travel for transport of clinical trial kits and other material and people, and disruption to the air travel system could have a material adverse effect on our business.

Actions of animal rights extremists may affect our business.

             Our early development services utilize animals (predominantly rodents) in preclinical testing of the safety and efficacy of drugs and also breed and sell animals for biomedical research. Acts of vandalism and other acts by animal rights extremists who object to the use of animals in drug development could have a material adverse effect on our business.

Contaminations in our animal populations can damage our inventory, harm our reputation for contaminant-free production and result in decreased sales of research products.

             It is important that our research products be free of contaminants and disease. The presence of contaminants or disease can distort or compromise the quality of research results and result in the loss of animals. Contaminations could disrupt our contaminant-free research products, harm our reputation for contaminant-free production and have a material adverse effect on our financial condition, results of operations and cash flows.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

             Our $150.0 million credit facility is U.S. Dollar denominated and is not subject to transaction or translation exposure. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin and approximated 3.28% per annum for the year ended December 31, 2002. At December 31, 2002 we did not have any outstanding borrowings under our credit facility.

             For the year ended December 31, 2002, approximately 33% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Foreign Currency” for a more detailed discussion of our foreign currency risks and exposures.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Stockholders
Covance Inc.

             We have audited the accompanying consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

             We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

             In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covance Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

             As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 in 2002.

MetroPark, New Jersey
January 17, 2003

Report of Independent Accountants

To the Board of Directors and Stockholders of Covance Inc.

             In our opinion, the consolidated statements of income, stockholders’ equity, and of cash flows included in this Annual Report on Form 10-K present fairly, in all material respects, the consolidated results of operations and cash flows of Covance Inc. and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Covance’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Covance Inc. for any period subsequent to December 31, 2000.

PricewaterhouseCoopers LLP
Florham Park, NJ

January 30, 2001

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

(Dollars in thousands)	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$ 75,913	$ 35,404
Accounts receivable	159,368	167,840
Unbilled services	39,073	40,895
Inventory	40,472	36,131
Deferred income taxes	1,839	13,445
Prepaid expenses and other current assets	28,721	30,778

Total Current Assets	345,386	324,493
Property and equipment, net	258,407	228,092
Goodwill, net	56,805	54,038
Other assets	16,405	5,405

Total Assets	$ 677,003	$ 612,028

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 24,123	$ 21,134
Accrued payroll and benefits	57,803	45,902
Accrued expenses and other current liabilities	40,828	40,296
Unearned revenue	91,681	116,712
Income taxes payable	--	2,739

Total Current Liabilities	214,435	226,783
Long-term debt	--	15,000
Deferred income taxes	16,432	11,613
Other liabilities	14,469	13,687

Total Liabilities	245,336	267,083

Commitments and Contingent Liabilities
Stockholders' Equity:
Preferred stock --Par value $1.00 per share; 10,000,000 shares authorized; no shares
issued and outstanding at December 31, 2002 and 2001	--	--
Common stock--Par value $0.01 per share; 140,000,000 shares authorized;
63,661,060 and 61,882,084 shares issued and outstanding, including those held
in treasury, at December 31, 2002 and 2001, respectively	637	619
Paid-in capital	147,745	122,217
Retained earnings	319,109	255,326
Accumulated other comprehensive income (loss)--
Cumulative translation adjustment	1,714	(12,310)
Treasury stock at cost (3,098,322 and 2,073,772 shares at December 31, 2002 and
2001, respectively)	(37,538)	(20,907)

Total Stockholders' Equity	431,667	344,945

Total Liabilities and Stockholders' Equity	$ 677,003	$ 612,028

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in thousands, except per share data)	2002	2001	2000

Net revenues	$ 883,074	$ 855,877	$ 868,087
Reimbursable out-of-pockets	41,623	40,167	48,298

Total revenues	924,697	896,044	916,385

Costs and expenses:
Cost of revenue (including reimbursable expenses)	654,088	658,286	673,893
Selling, general and administrative	133,508	127,211	131,158
Depreciation and amortization	42,434	47,719	54,200
Special charges	--	8,178	12,514

Total	830,030	841,394	871,765

Income from operations	94,667	54,650	44,620

Other (income) expense, net:
Interest expense	2,143	8,173	20,283
Interest income	(1,312)	(1,325)	(1,232)
Foreign exchange transaction losses	3,395	263	598
Net gain on sale of businesses	--	(30,803)	--

Other (income) expense, net	4,226	(23,692)	19,649

Income before taxes	90,441	78,342	24,971
Taxes on income	26,658	30,442	9,735

Net income	$ 63,783	$ 47,900	$ 15,236

Basic earnings per share	$1.06	$0.81	$0.27
Weighted average shares outstanding--basic	60,285,330	58,903,095	57,424,403

Diluted earnings per share	$1.03	$0.79	$0.27
Weighted average shares outstanding--diluted	61,641,367	60,430,060	57,492,384

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in thousands)	2002	2001	2000

Cash flows from operating activities:
Net income	$ 63,783	$ 47,900	$ 15,236
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	42,434	47,719	54,200
Stock issued under employee benefit and stock compensation
plans	11,672	12,509	3,291
Deferred income tax provision (benefit)	16,656	1,164	(9,443)
Net gain on sale of businesses	--	(30,803)	--
Restructuring charge, net of cash paid	--	7,287	2,351
Other	2,036	1,399	1,087
Changes in operating assets and liabilities, net of businesses acquired and sold:
Accounts receivable	9,054	(25,798)	(28,326)
Unbilled services	1,822	746	(13,488)
Inventory	(4,341)	(8,542)	(4,489)
Accounts payable	2,867	(4,020)	2,597
Accrued liabilities	11,689	(9,555)	13,080
Unearned revenue	(25,175)	25,627	20,554
Income taxes payable	(2,739)	2,334	(2,449)
Other assets and liabilities, net	(1,923)	(1,184)	(5,448)

Net cash provided by operating activities	127,835	66,783	48,753

Cash flows from investing activities:
Capital expenditures	(66,784)	(78,136)	(95,833)
Acquisition of business, net of cash acquired	(2,796)	--	--
Contingent purchase price paid in connection with prior
acquisition	--	--	(909)
Proceeds from sale of businesses	--	251,059	--
Other, net	11	73	1,208

Net cash (used in) provided by investing activities	(69,569)	172,996	(95,534)

Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(15,000)	(209,000)	34,000
Repayments of debt	--	(18,723)	(9,071)
Stock issued under employee stock purchase and option plans	13,874	16,303	3,928
Purchase of treasury stock	(16,631)	(146)	(329)

Net cash (used in) provided by financing activities	(17,757)	(211,566)	28,528

Net change in cash and cash equivalents	40,509	28,213	(18,253)
Cash and cash equivalents, beginning of year	35,404	7,191	25,444

Cash and cash equivalents, end of year	$ 75,913	$ 35,404	$ 7,191

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 1999	$ 590	$ 85,361	$ 192,190	$ (6,504)		$ (19,578)	$ 252,059
Comprehensive income:
Net income	--	--	15,236	--	$ 15,236	--	15,236
Currency translation adjustment	--	--	--	(8,434)	(8,434)	--	(8,434)

Total comprehensive income	--	--	--	--	$ 6,802	--	--

Shares issued under various
employee benefit and stock
compensation plans	8	7,211	--	--		--	7,219
Treasury stock, at cost	--	--	--	--		(329)	(329)

Balance, December 31, 2000	598	92,572	207,426	(14,938)		(19,907)	265,751

Comprehensive income:
Net income	--	--	47,900	--	$ 47,900	--	47,900
Currency translation adjustment	--	--	--	2,628	2,628	--	2,628

Total comprehensive income	--	--	--	--	$ 50,528	--	--

Shares issued under various
employee benefit and stock
compensation plans	11	15,643	--	--		--	15,654
Stock option exercises	10	14,002	--	--		--	14,012
Treasury stock, at cost	--	--	--	--		(1,000)	(1,000)

Balance, December 31, 2001	619	122,217	255,326	(12,310)		(20,907)	344,945

Comprehensive income:
Net income	--	--	63,783	--	$ 63,783	--	63,783
Currency translation adjustment	--	--	--	14,024	14,024	--	14,024

Total comprehensive income	--	--	--	--	$ 77,807	--	--

Shares issued under various
employee benefit and stock
compensation plans	9	14,349	--	--		--	14,358
Stock option exercises	9	11,179	--	--		--	11,188
Treasury stock, at cost	--	--	--	--		(16,631)	(16,631)

Balance, December 31, 2002	$ 637	$ 147,745	$ 319,109	$ 1,714		$ (37,538)	$ 431,667

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, unless otherwise indicated)

1.  Organization

             Covance Inc. and its subsidiaries (“Covance”) is a leading drug development services company providing a wide range of product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. Covance’s operations constitute two segments for financial reporting purposes. The first segment, early development services, includes preclinical and Phase I clinical service offerings. The second segment, late-stage development services, includes central laboratory, clinical development, commercialization and other clinical support services. Operations are principally focused in the United States and Europe.

2.  Summary of Significant Accounting Policies

             Principles of Consolidation

             The consolidated financial statements include the accounts of all entities controlled by Covance, including through June 15, 2001, Covance Biotechnology Services Inc. (“Biomanufacturing”), a majority owned business. All significant intercompany accounts and transactions are eliminated.

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

             Foreign Currencies

             For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the Consolidated Balance Sheets and are included in the determination of comprehensive income in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses are included in the determination of net income in the Consolidated Statements of Income.

             Cash and Cash Equivalents

             Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at date of purchase and consist principally of amounts temporarily invested in money market funds.

             Financial Instruments

             The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long and short-term debt are not materially different than their carrying amounts as reported at December 31, 2002 and 2001.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, unless otherwise indicated)

2.  Summary of Significant Accounting Policies (Continued)

             Accounts receivable and unbilled services represent amounts due from Covance customers who are concentrated primarily in the pharmaceutical and biotechnology industries. Covance endeavors to monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business. Although Covance customers are concentrated primarily within these two industries, management considers the likelihood of material credit risk as remote. In addition, in some cases Covance requires advance payment for a portion of the contract price from its customers upon the signing of a contract for services. These amounts are deferred and recognized as revenue as services are performed. Historically, bad debts have been minimal.

             Inventory

             Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.

             Prepaid Expenses and Other Current Assets

             In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $13.3 million and $17.2 million at December 31, 2002 and 2001. See Note 2 “Reimbursable Out-of-Pocket Expenses”.

             Property and Equipment

             Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method at rates adequate to allocate the cost of the applicable assets over their estimated useful lives, which range in term from three to thirty years. The cost of computer software developed or obtained for internal use is accounted for in accordance with the Accounting Standards Executive Committee’s Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Repairs and maintenance are expensed as incurred.

             Goodwill and Impairment of Goodwill

             Effective January 1, 2002, in accordance with the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, Covance ceased amortization of goodwill. Prior to January 1, 2002, goodwill (investment costs in excess of the fair value of net tangible and identifiable intangible assets acquired) was capitalized and amortized on a straight-line basis over the period expected to be benefited, which was generally twenty years or less, except for acquisitions prior to 1996 which were being amortized over forty years. Had amortization expense not been recorded for the years ended December 31, 2001 and 2000, the impact on income from operations, net income and earnings per share would have been an increase of $3.6 million, $2.9 million and $0.05 per share, respectively in 2001 and $3.5 million, $2.8 million and $0.05 per share, respectively, in 2000. See Note 14 “Unaudited 2001 and 2000 Pro Forma Financial Information”. Statement No. 142 also outlines the requirements for annual goodwill impairment tests, and accordingly, Covance performs an annual test for impairment of goodwill. The annual test for impairment performed for 2002 did not identify any instances of impairment.

             Impairment of Long-Lived Assets

             Effective January 1, 2002, Covance assesses impairment of long-lived assets in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Assessments of the recoverability of long-lived assets are conducted when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the asset from the expected future undiscounted cash flows of related operations.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, unless otherwise indicated)

2.  Summary of Significant Accounting Policies (Continued)

             Revenue Recognition

             Covance recognizes revenue either as services are performed or products are delivered, depending upon the nature of the work contracted. Historically, a majority of Covance’s net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Service contracts generally take the form of fee-for-service or fixed-price arrangements. In the case of fee-for-service contracts, revenue is recognized as services are performed, based upon, for example, hours worked or samples tested. For long-term fixed-price service contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. Estimates of costs to complete are made, as appropriate, to provide for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. In some cases, for multi-year contracts a portion of the contract fee is paid at the time the trial is initiated. These advances are deferred and recognized as revenue as services are performed, as discussed above. Additional payments may be made based upon the achievement of performance-based milestones over the contract duration. Most contracts are terminable by the client either immediately or upon notice. These contracts typically require payment to Covance of expenses to wind down the study, fees earned to date and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profits that could have been earned by Covance under the contract if it had not been terminated early. In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as for travel, printing, meetings, couriers, etc.), for which it is reimbursed at cost, without mark-up or profit. Investigator fees are not reflected in total revenues or expenses where Covance acts in the capacity of an agent on behalf of the pharmaceutical company sponsor, passing through these costs without risk or reward to Covance. All other out-of-pocket costs are included in total revenues and expenses.

             Unbilled services are recorded for revenue recognized to date and relate to amounts that are currently unbillable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. Unbilled services are billable to customers within one year from the respective balance sheet date. Unearned revenue is recorded for cash received from customers for which revenue has not been recognized at the balance sheet date.

             Costs and Expenses

             Cost of revenue generally includes appropriate amounts necessary to complete the revenue and earnings process and includes direct labor and related benefit charges, other direct costs and an allocation of facility charges and information technology costs and excludes depreciation and amortization. Also, cost of revenue includes shipping and handling fees and reimbursable out-of-pocket costs. Selling, general and administrative expenses primarily consist of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs. Advertising expense is recognized as incurred.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, unless otherwise indicated)

2.  Summary of Significant Accounting Policies (Continued)

             Covance has established, and periodically reviews and reevaluates, an estimated income tax reserve on its consolidated balance sheet to provide for the possibility of adverse outcomes in tax proceedings. When matters are settled or when facts indicate a material change in the probability or amount of the potential exposure, Covance adjusts the carrying value of the related reserve. As a result of favorable income tax developments, relating primarily to the settlement of a longstanding multi-year foreign income tax audit, Covance reduced its income tax reserve and provision by $6.5 million during 2002.

             Comprehensive Income

             Covance’s total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

             Stock Based Compensation

             Covance grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Covance accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

             Earnings Per Share (“EPS”)

             Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued; computed under the treasury stock method in accordance with the requirements of FASB Statement No. 128, Earnings Per Share.

             In computing diluted EPS for the years ended December 31, 2002, 2001 and 2000, the denominator was increased by 1,356,037 shares, 1,526,965 shares and 67,981 shares, respectively, representing the dilutive effect of stock options outstanding at December 31, 2002, 2001 and 2000, with exercise prices less than the average market price of Covance’s common stock during each respective period. Excluded from the computation of diluted EPS for the year ended December 31, 2002 were options to purchase 3,035,281 shares of common stock at prices ranging from $18.98 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during 2002. Excluded from the computation of diluted EPS for the year ended December 31, 2001 were options to purchase 3,242,366 shares of common stock at prices ranging from $17.78 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during 2001. Excluded from the computation of diluted EPS for the year ended December 31, 2000 were options to purchase 6,966,550 shares of common stock at prices ranging from $10.75 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during 2000.

             Reimbursable Out-of-Pocket Expenses

             As discussed in Note 2 “Prepaid Expenses and Other Current Assets”, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, amounts paid to volunteers and other out-of-

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, unless otherwise indicated)

2.  Summary of Significant Accounting Policies (Continued)

pocket costs are now included in cost of revenue, while the reimbursements received are reported as revenues in the Consolidated Statements of Income. Covance will continue to exclude from revenue and expense in the Consolidated Statements of Income fees paid to investigators and the associated reimbursement where Covance acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.

             Supplemental Cash Flow Information

             Cash paid for interest for the years ended December 31, 2002, 2001 and 2000 totaled $1.2 million, $9.0 million and $19.9 million, respectively. Cash paid for income taxes for the years ended December 31, 2002, 2001 and 2000 totaled $24.0 million, $24.0 million and $21.4 million, respectively.

             Recently Issued Accounting Standards

             On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also requires prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Covance intends to continue to follow the disclosure-only provisions of FASB Statement No. 123 and, accordingly, will continue to apply Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its plans. The adoption of Statement No. 148 will have no impact on Covance's results of operations, financial position or cash flows.

3.  Property and Equipment

             Property and equipment at December 31, 2002 and 2001 consist of the following:

	2002	2001

Property and equipment at cost:
Land	$ 24,390	$ 3,711
Buildings and improvements	175,153	116,214
Equipment and vehicles	144,734	127,149
Computer hardware and software	136,590	105,720
Furniture, fixtures & leasehold improvements	66,458	71,936
Construction-in-progress	12,046	64,827

	559,371	489,557
Less: Accumulated depreciation and amortization	(300,964)	(261,465)

Property and equipment, net	$ 258,407	$ 228,092

             Depreciation and amortization expense aggregated $42.4 million, $44.0 million and $49.5 million for 2002, 2001 and 2000, respectively.

4.  Goodwill

             Effective January 1, 2002, in accordance with the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, Covance ceased amortization of goodwill. Goodwill, net of accumulated amortization of $17.7 million, aggregated $56.8 million and $54.0 million at December 31, 2002 and 2001, respectively. Amortization expense aggregated $3.7 million and $4.5 million for 2001 and 2000, respectively. Early Development segment goodwill, net of amortization totaled $6.7 million at both December 31, 2002 and 2001. Late-Stage Development segment goodwill, net of accumulated amortization totaled $50.1 million and $47.3 million at December 31, 2002 and 2001, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, unless otherwise indicated)

5.  Acquisitions and Divestitures

             In July 2002, Covance acquired the stock of Virtual Central Laboratory b.v. (now known as Covance Virtual Central Laboratory b.v.) for a cash payment of $3.0 million. The goodwill resulting from this transaction aggregated $2.7 million.

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

6.  Taxes on Income

             The components of income before taxes and the related provision (benefit) for taxes on income for 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Income before taxes and equity investee results:
Domestic	$ 53,564	$ 17,090	$ 921
International	36,877	61,252	24,050

Total	$ 90,441	$ 78,342	$ 24,971

Federal income taxes:
Current provision	$ 6,251	$ 8,839	$ 9,151
Deferred provision (benefit)	6,162	1,549	(8,459)
International income taxes:
Current provision	8,501	15,835	7,246
Deferred (benefit) provision	1,229	409	223
State and other income taxes:
Current provision	3,635	3,589	2,781
Deferred provision (benefit)	880	221	(1,207)

Net income tax provision	$ 26,658	$ 30,442	$ 9,735

             The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Taxes at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	3.2	3.2	4.1
Goodwill amortization	--	1.0	3.6
Impact of international operations	(3.5)	(2.4)	(3.8)
Reduction of income tax reserve	(7.2)	--	--
Other, net	2.0	2.1	0.1

Total	29.5%	38.9%	39.0%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, unless otherwise indicated)

6.  Taxes on Income (Continued)

             The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001
Current deferred tax assets:
Liabilities not currently deductible	$ 727	$ 11,536
Net operating loss carryforwards	657	964
Other	455	945

Current deferred tax assets	$ 1,839	$ 13,445

Noncurrent deferred tax assets:
Liabilities not currently deductible	$ 4,265	$ 4,420
Less: Valuation allowance	(1,212)	(1,212)

Net noncurrent deferred tax assets	3,053	3,208
Noncurrent deferred tax liabilities:
Property and equipment	(19,485)	(14,821)

Net noncurrent deferred tax liabilities	$ (16,432)	$ (11,613)

             During the third quarter of 2002, Covance recognized a tax benefit of $6.5 million resulting from favorable income tax developments, relating primarily to the settlement of a longstanding foreign income tax audit.

             At December 31, 2002 and 2001, Covance has net operating loss carryforwards of approximately $1.6 million and $2.4 million, respectively, which expire in the years 2009 through 2020 and are available to offset future Federal taxable income.

             Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Taxes have not been provided on the remaining $88.9 million of accumulated foreign unremitted earnings because those earnings are expected to remain invested indefinitely. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance.

7.  Short and Long-Term Debt

             On June 28, 2001, Covance replaced its credit facility with a new $150.0 million senior revolving credit facility (the “Credit Facility”) which expires in June 2004. At December 31, 2002 there were no outstanding borrowings and $1.6 million of outstanding letters of credit, under the Credit Facility. At December 31, 2001 there was $15.0 million of outstanding borrowings and $0.9 million of outstanding letters of credit, under the Credit Facility. At December 31, 2002, Covance has a remaining availability under the Credit Facility of $148.4 million of which $23.4 million remains available for letters of credit. Interest on all outstanding borrowings under Covance’s Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a margin and approximated 3.28%, 7.21% and 7.50% per annum for the years ended December 31, 2002, 2001 and 2000, respectively. Costs associated with replacing the senior revolving credit facility, consisting primarily of bank fees totaling $1.7 million, are being amortized over the three year term of the Credit Facility. The Credit Facility contains various covenants, which among other things, restrict certain uses of cash such as certain restrictions on Covance’s ability to pay cash dividends on the Covance common stock. At December 31, 2002, Covance was in compliance with the terms of its Credit Facility. Commitment fees paid during 2002, 2001 and 2000, which under the prior senior revolving credit facility were 0.5 percent of the revolving committed amount, and under the new Credit Facility were 0.5 percent of the undrawn balance of the Credit Facility, approximated $0.7 million, $1.0 million, and $0.3 million, respectively. The Credit Facility is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, unless otherwise indicated)

7.  Short and Long-Term Debt (Continued)

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

8.  Employee Benefit Plans

             Covance sponsors various pension and other post-retirement benefit plans.

             Defined Contribution Plans

             U.S. employees are eligible to participate in Covance’s 401(k) plan, while employees in international locations are eligible to participate in either defined benefit or defined contribution plans, depending on the plan offered at their location. Aggregate Covance contributions to its various defined contribution plans totaled $12.3 million, $12.4 million and $13.3 million for 2002, 2001 and 2000, respectively.

             Defined Benefit Pension Plans

             Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded while the UK plans are funded. Covance’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements. Pension plan assets are administered by the plans’ trustees and are principally invested in equity and fixed income securities. The components of net periodic pension expense for these plans for 2002, 2001 and 2000 are as follows:

	United Kingdom Plans			German Plan
	2002	2001	2000	2002	2001	2000
Components of net periodic pension expense:
Service cost	$ 3,844	$ 3,924	$ 3,926	$ 238	$ 173	$ 151
Interest cost	2,905	2,562	2,271	159	119	109
Expected return on plan assets	(2,518)	(2,484)	(2,355)	--	--	--
Amortization of net transition asset	(59)	(58)	(61)	5	4	4
Net (gain)/loss from earlier periods	201	--	--	--	--	--
Participant contributions	(1,392)	(1,289)	(1,195)	--	--	--

Net periodic pension cost	$ 2,981	$ 2,655	$ 2,586	$ 402	$ 296	$ 264

             The change in the projected benefit obligation and plan assets and a reconciliation of the funded status of the plans to the amounts reported in the consolidated balance sheets as of December 31, 2002 and 2001 is as follows:

	United Kingdom Plans		German Plan
	2002	2001	2002	2001
Change in Projected Benefit Obligation:
Benefit obligation beginning of year	$ 44,439	$ 42,055	$ 2,215	$ 1,833
Service cost	3,844	3,924	238	173
Interest cost	2,905	2,562	159	119
Actuarial loss (gain)	5,533	(2,961)	155	80
Benefits paid	(472)	(648)	(43)	(6)
Foreign currency exchange rate changes	5,607	(493)	326	16

Benefit obligation end of year	$ 61,856	$ 44,439	$ 3,050	$ 2,215

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, unless otherwise indicated)

8.  Employee Benefit Plans (Continued)

	United Kingdom Plans		German Plan
	2002	2001	2002	2001
Change in Fair Value of Assets:
Fair value of plan assets beginning of year	$ 36,622	$ 38,980	$ --	$ --
Covance contributions	15,632	2,523	--	--
Employee contributions	1,392	1,289	--	--
Actual return on plan assets	(7,229)	(5,030)	--	--
Benefits paid	(472)	(648)	--	--
Foreign currency exchange rate changes	4,585	(492)	--	--

Fair value of plan assets end of year	$ 50,530	$ 36,622	$ --	$ --

Reconciliation of Funded Status of the Plans to
Balance Sheet Position:
Funded status - over (under) funded	$ (11,326)	$ (7,817)	$ (3,050)	$ (2,215)
Unrecognized net actuarial loss	24,541	7,313	298	118

Balance sheet position - prepaid (accrued)	$ 13,215	$ (504)	$ (2,752)	$ (2,097)

Assumptions Used:
Discount rate	6.00%	6.50%	5.75%	6.00%
Expected rate of return on assets	6.00%	6.50%	n/a	n/a
Salary increases	3.50%	3.50%	3.00%	3.25%

             Supplemental Executive Retirement Plan

             In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of net periodic pension cost for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Components of Net Periodic Pension Cost:
Service cost	$ 500	$ 424	$ 496
Interest cost	300	170	138

Net periodic pension cost	$ 800	$ 594	$ 634

             The change in the projected benefit obligation and the reconciliation of such amount to that reported in the consolidated balance sheets as of December 31, 2002 and 2001 is as follows:

	2002	2001
Change in Projected Benefit Obligation:
Benefit obligation beginning of year	$ 3,690	$ 2,765
Service cost	442	424
Interest cost	300	176
Actuarial loss	798	325

Benefit obligation end of year	$ 5,230	$ 3,690

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, unless otherwise indicated)

8.  Employee Benefit Plans (Continued)

	2002	2001
Reconciliation of Funded Status of the Plan to
Balance Sheet Position:
Funded status - over (under) funded	$ (5,230)	$ (3,690)
Unrecognized actuarial net loss (gain)	595	(145)

Accrued benefit liability	$ (4,635)	$ (3,835)

Assumptions Used:
Discount rate	6.75%	7.25%
Salary increases	4.50%	4.75%

             Post-Employment Retiree Health and Welfare Plan

             Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees. The components of net periodic post-retirement benefits expense for 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$ 190	$ 175	$ 160
Interest cost	328	319	309
Net amortization and deferral	(318)	(320)	(322)

Net periodic post-retirement benefits cost	$ 200	$ 174	$ 147

             The change in the projected post-retirement benefit obligation and the reconciliation of such amount to that reported in the consolidated balance sheets as of December 31, 2002 and 2001 is as follows:

	2002		2001
Change in Projected Benefit Obligation:
Benefit obligation beginning of year	$ 4,520		$ 4,260
Service cost	190		175
Interest cost	328		319
Participant contributions	89		79
Actuarial loss	360		126
Benefits paid	(500)		(439)

Benefit obligation end of year	$ 4,987		$ 4,520

Reconciliation of Funded Status of the Plan to
Balance Sheet Position:
Funded status - over (under) funded	$ (4,987)		$ (4,520)
Unrecognized actuarial net loss	1,371		1,112
Unrecognized prior service cost	(787)		(1,184)

Accrued benefit liability	$ (4,403)		$ (4,592)

Assumptions Used:
Discount rate	6.75%		7.25%
Health care cost trend rate	9.90	%(a)	9.50	%(a)

_______________

(a) decreasing to ultimate trend of 5.00% in 2010

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, unless otherwise indicated)

8.  Employee Benefit Plans (Continued)

             A one-percentage-point increase in the assumed health care cost trend rate would increase the net service and interest cost components of the net periodic post-retirement benefits expense by $9 and would increase the post-retirement benefit obligation by $73. A one-percentage-point decrease in the assumed health care cost trend rate would decrease the net service and interest cost components of the net periodic post-retirement benefits expense by $9 and would decrease the post-retirement benefit obligation by $72.

9.  Stockholders’ Equity

             Preferred Stock

             Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the “Covance Series Preferred Stock”). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 2002, no Covance Series Preferred Stock has been issued or is outstanding.

             Dividends-Common Stock

             Covance’s Board of Directors may declare dividends on the shares of Covance common stock out of legally available funds (subject to any preferential rights of any outstanding Covance Series Preferred Stock). However, Covance has no present intention to declare dividends, but instead intends to retain earnings to provide funds for the operation and expansion of its business. In addition, the Credit Facility restricts certain uses of cash such as certain restrictions on paying cash dividends on the Covance common stock.

             Treasury Stock

             During 2002, Covance purchased into treasury 1,005,000 shares of its common stock for the aggregate cost of $16.6 million, pursuant to a Board of Directors authorized 3,000,000 share buyback program. There are no shares remaining to be purchased under this program. In addition, Covance acquired approximately 43,000 shares of its common stock into treasury in connection with re-load stock option exercises and a total of approximately 55,000 shares of its common stock to satisfy income tax withholding associated with the vesting of stock awards during the three year period ended December 31, 2002. The fair value of common stock obtained for re-load stock option exercises was approximately $1.0 million during the three year period ended December 31, 2002.

             Stock Compensation Plans

             In June 2002, Covance’s Board of Directors adopted the 2002 Employee Stock Option Plan (the “2002 ESOP”). The 2002 ESOP will expire on June 24, 2012. The 2002 ESOP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2002 ESOP, to grant awards to employees of Covance or entities in which Covance has a controlling or significant interest, except that officers as defined in Rule 16(a)-1(f) of the Securities Exchange Act of 1934, and members of the Board of Directors are not eligible to receive awards. The 2002 ESOP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock and stock appreciation rights. The number of shares of Covance common stock initially available for grant under the 2002 ESOP totaled 5.9 million. At December 31, 2002, there were approximately 5.8 million shares remaining available for grants or awards under the 2002 ESOP.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, unless otherwise indicated)

9.  Stockholders’ Equity (Continued)

             In May 2002, Covance’s shareholders approved the 2002 Employee Equity Participation Plan (the “2002 EEPP”) in replacement of the 2000 Employee Equity Participation Plan (the “2000 EEPP”). The 2002 EEPP became effective on May 7, 2002 and will expire on May 6, 2012. The 2002 EEPP authorizes the Compensation Committee, or such committee as is appointed by the Covance Board of Directors, to administer the 2002 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant interest. The 2002 EEPP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. The number of shares of Covance common stock initially available for grant under the 2002 EEPP totaled approximately 3.25 million plus approximately 0.9 million shares remaining available under the 2000 EEPP at the time the 2002 EEPP was approved. Effective upon approval of the 2002 EEPP, no further grants or awards were permitted under the 2000 EEPP. All grants and awards under the 2000 EEPP remaining outstanding are now administered and paid in accordance with the provisions of the 2000 EEPP out of shares issuable under the 2002 EEPP. At December 31, 2002 there were approximately 4.2 million shares remaining available for grants or awards under the 2002 EEPP. Covance records compensation expense related to awards of stock ratably over the three year vesting period, which totaled $3.1 million, $1.5 million and $0.9 million, during 2002, 2001 and 2000, respectively.

             Covance also has a noncompensatory employee stock purchase plan (the “ESPP”) pursuant to which Covance may make available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP, administered by the Compensation Committee, is intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions. A maximum of 3.0 million shares may be purchased by Covance employees under the ESPP. During 2002, 2001 and 2000, a total of 167,422 shares, 329,513 shares and 490,034 shares of common stock, respectively, were issued under the ESPP. At December 31, 2002, there were approximately 1.3 million shares remaining for purchase under the ESPP.

             Covance has adopted the disclosure-only provisions of FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and accordingly, applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Had Covance elected to recognize compensation expense in accordance with the provisions of SFAS 123 for the stock option awards and for the stock purchased by Covance employees under the ESPP, its net income in 2002, 2001 and 2000 would have been $56.4 million, $42.2 million and $8.6 million, respectively; its basic and diluted earnings per share would have been $0.94 and $0.92, respectively, in 2002; its basic and diluted earnings per share would have been $0.72 and $0.70 in 2001; and its basic and diluted earnings per share would both have been $0.15 in 2000. The fair value of the Covance stock options used to compute the net income and earnings per share disclosures required under SFAS 123 is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: expected volatility of 47.1%, 47.7% and 45.0%; risk free interest rate of 4.71%, 4.74% and 6.00%; and an expected holding period of seven years.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, unless otherwise indicated)

9.  Stockholders’ Equity (Continued)

             The following table sets forth Covance’s stock option activity during 2002, 2001 and 2000:

	Number of Shares (in thousands)	Weighted Average Price
Options outstanding, December 31, 1999	4,750.3	$ 21.17
Granted	3,473.6	$ 9.85
Exercised	--	--
Forfeited	(453.0)	$ 23.91

Options outstanding, December 31, 2000	7,770.9	$ 15.97
Granted	284.3	$ 19.16
Exercised	(1,023.0)	$ 13.68
Forfeited	(424.3)	$ 14.66

Options outstanding, December 31, 2001	6,607.9	$ 16.53
Granted	1,588.3	$ 17.67
Exercised	(877.3)	$ 12.75
Forfeited	(270.7)	$ 14.69

Options outstanding, December 31, 2002	7,048.2	$ 17.36

             The weighted average fair value of the stock options granted during 2002, calculated using the Black-Scholes option-pricing model with the assumptions as set forth above, is $9.74 per share.

             The following table sets forth the status of all options outstanding at December 31, 2002:

	Stock Options Outstanding			Stock Options Exercisable
Option Price Range	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Price	Number of Shares (in thousands)	Weighted Average Price
$ 8.10-$11.22	2,011	7.6 years	$ 9.70	1,751	$ 9.77
$12.81-$18.98	2,082	7.8 years	$17.25	482	$16.27
$19.30-$29.13	2,955	5.4 years	$22.66	2,849	$22.71

             At December 31, 2002, 2001 and 2000, respectively, there were stock options exercisable of 5,081,774 shares (weighted average price of $17.64), 4,583,343 shares (weighted average price of $18.86), and 3,724,574 shares (weighted average price of $20.20).

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, unless otherwise indicated)

10.  Commitments and Contingent Liabilities

             Minimum annual rental commitments under non-cancelable operating leases, primarily office and laboratory facilities in effect at December 31, 2002 are as follows:

Year ending December 31,
2003	$29,487
2004	$25,440
2005	$19,382
2006	$15,798
2007	$13,607
2008 and beyond	$40,139

             Operating lease rental expense aggregated $30.1 million, $31.3 million and $33.7 million for 2002, 2001 and 2000, respectively.

11.  Restructuring

             In June 2001, Covance announced plans to reorganize its Nexigent subsidiary, integrating Nexigent’s newly developed clinical trials service offerings into Covance’s core business and reducing Nexigent’s infrastructure. Under the plan, certain of Nexigent’s service offerings were to continue to be marketed by Covance’s core business units. Covance recorded a pre-tax restructuring charge in the second quarter of 2001, totaling approximately $8.2 million ($5.0 million net of tax), consisting of approximately $6.5 million in asset write-offs in June 2001, and approximately $1.6 million in severance and related benefits in connection with the elimination of approximately 30 redundant Nexigent positions. Severance payments began in August 2001 and continued through 2002. At December 31, 2002, there is no remaining accrual on the Consolidated Balance Sheet. At December 31, 2001, $0.7 million was included in accrued expenses and other current liabilities in the Consolidated Balance Sheet.

             During 2000, primarily in order to restructure its Phase III clinical trials unit to align its cost base with revenue projections, Covance announced plans to close certain satellite offices, consolidate other facilities and eliminate approximately 200 positions globally. In connection with these actions, Covance recorded a net pre-tax restructuring charge of $12.5 million ($7.6 million net of tax) in 2000, consisting primarily of $5.1 million in lease termination and other facility related costs and $6.7 million for severance and related benefits. As of December 31, 2001, these positions were eliminated. Severance payments began in June 2000 and continue into 2003. At December 31, 2002, $0.2 million and $1.7 million, respectively, is included in accrued expenses and other liabilities in the Consolidated Balance Sheet.

12.  Segment Information

             Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance’s preclinical and Phase I clinical service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance’s central laboratory, clinical development, commercialization and other clinical support capabilities, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug’s commercial potential.

             The information provided below is on an “as reported” basis and has not been restated to exclude the results of Biomanufacturing and Packaging, which were divested during 2001. The information below also includes special charges and goodwill amortization recorded during all periods presented. Certain of the information below has been presented on a pro forma basis in Note 14.

             The accounting policies of the reportable segments are the same as those described in Note 2.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, unless otherwise indicated)

12.  Segment Information (Continued)

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Total revenues from external customers:
2002	$ 367,542	$ 515,532	$ 41,623	(a)	$ 924,697
2001	$ 311,143	$ 544,734	$ 40,167	(a)	$ 896,044
2000	$ 287,205	$ 580,882	$ 48,298	(a)	$ 916,385

Depreciation and amortization:
2002	$ 19,971	$ 18,340	$ 4,123	(b)	$ 42,434
2001	$ 18,044	$ 27,164	$ 2,511	(b)	$ 47,719
2000	$ 17,314	$ 35,217	$ 1,669	(b)	$ 54,200

Operating income:
2002	$ 66,682	$ 72,979	$ (44,994	)(c)	$ 94,667
2001	$ 47,963	$ 33,166	$ (26,479	)(c)	$ 54,650
2000	$ 46,339	$ 25,556	$ (27,275	)(c)	$ 44,620

Segment assets:
2002	$ 343,730	$ 314,428	$ 18,845	(d)	$ 677,003
2001	$ 280,769	$ 311,061	$ 20,198	(d)	$ 612,028
2000	$ 232,946	$ 496,568	$ 41,577	(d)	$ 771,091

Capital expenditures:
2002	$ 50,362	$ 12,789	$ 3,633	(e)	$ 66,784
2001	$ 46,401	$ 29,394	$ 2,341	(e)	$ 78,136
2000	$ 17,130	$ 73,734	$ 4,969	(e)	$ 95,833

_______________

(a)	Represents revenues associated with reimbursable out-of-pocket expenses
(b)	Represents depreciation and amortization on corporate fixed assets
(c)	Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal)
(d)	Represents corporate assets
(e)	Represents corporate capital expenditures

13.  Geographic Information

	United States	United Kingdom	Switzerland	Other	Total
Net revenues from external customers(1)
2002	$ 593,885	$ 130,403	$ 99,875	$ 58,911	$ 883,074
2001	$ 579,760	$ 122,608	$ 95,140	$ 58,369	$ 855,877
2000	$ 605,146	$ 129,586	$ 78,174	$ 55,181	$ 868,087

	United States	United Kingdom	Other	Total
Long-lived assets(2)
2002	$ 176,098	$ 60,230	$ 22,079	$ 258,407
2001	$ 162,208	$ 46,497	$ 19,387	$ 228,092
2000	$ 238,718	$ 66,970	$ 26,001	$ 331,689

___________

(1)	Net revenues are attributable to geographic locations based on the physical location where the services are performed.
(2)	Long-lived assets represents the net book value of property and equipment.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, unless otherwise indicated)

14.  Unaudited 2001 and 2000 Pro Forma Financial Information

             The following is a reconciliation between amounts on an “as reported” basis and amounts on a pro forma basis for the years ended December 31, 2001 and 2000. The pro forma results reflect (1) the exclusion of the results of Packaging and Biomanufacturing, (2) reduced interest expense from the application of the net proceeds from the sales of these businesses to outstanding debt, (3) the exclusion of the net gain recognized on the sales of these businesses, (4) the exclusion of restructuring charges, and (5) the exclusion of goodwill amortization in accordance with the adoption of FASB Statement No. 142.

Pro Forma Adjustments to Remove
	As Reported	Packaging	Biomanu- facturing	Net Gain on Sales	Restructuring	Goodwill Amortization	Pro Forma Results

Year Ended December 31, 2001

Net revenues	$ 855,877	$ (11,439)	$ (44,173)	$ --	$ --	$ --	$ 800,265

Income from operations	$ 54,650	$ (3,806)	$ 1,489	$ --	$ 8,178	$ 3,551	$ 64,062

Income before taxes	$ 78,342	$ (2,579)	$ 4,970	$ (30,803)	$ 8,178	$ 3,551	$ 61,659

Taxes on income	$ 30,442	$ (762)	$ 1,954	$ (11,888)	$ 3,193	$ 693	$ 23,632

Net income	$ 47,900	$ (1,817)	$ 3,016	$ (18,915)	$ 4,985	$ 2,858	$ 38,027

Diluted earnings per share	$ 0.79	$ (0.03)	$ 0.05	$ (0.31)	$ 0.08	$ 0.05	$ 0.63

Year Ended December 31, 2000

Net revenues	$ 868,087	$ (67,841)	$ (62,970)	n/a	$ --	$ --	$ 737,276

Income from operations	$ 44,620	$ (19,292)	$ 10,518	n/a	$ 12,514	$ 3,530	$ 51,890

Income before taxes	$ 24,971	$ (10,947)	$ 18,001	n/a	$ 12,514	$ 3,530	$ 48,069

Taxes on income	$ 9,735	$ (2,482)	$ 6,445	n/a	$ 4,881	$ 684	$ 19,263

Net income	$ 15,236	$ (8,465)	$ 11,556	n/a	$ 7,633	$ 2,846	$ 28,806

Diluted earnings per share	$ 0.27	$ (0.15)	$ 0.20	n/a	$ 0.13	$ 0.05	$ 0.50

15.  Subsequent Event

             On February 27, 2003, the Board of Directors authorized the repurchase of 3.0 million shares of Covance’s outstanding common stock.

Item 9.  Auditors

             Ernst & Young LLP was approved by the Audit and Finance Committee in March, 2001 to replace PricewaterhouseCoopers LLP (“PwC”) which had served as the Company’s independent auditors since the Company’s inception as a public company.

             During the last two fiscal years, the Company’s independent auditor’s reports did not contain an adverse opinion or a disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles. During 1999 and 2000, and through March 6, 2001, there were no disagreements between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for 1999 or 2000.

PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)	Identification of Directors.

             Incorporated by reference to the Company’s definitive Proxy Statement in connection with its 2003 Annual Meeting of Shareholders to be held on May 1, 2003, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2002, pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

(b)	Identification of Officers.

             Christopher A. Kuebler, 49, has been Covance's Chairman and Chief Executive Officer since November 1994. From November 1994 to November 2001, Mr. Kuebler was also President of Covance. From March 1993 through November 1994, he was the Corporate Vice President, European Operations for Abbott Laboratories Inc. ("ALI"), a diversified health care company. From January 1991 until March 1993, Mr. Kuebler was the Vice President, Sales and Marketing for ALI's Pharmaceutical Division. Mr. Kuebler has been a member of the Covance Board since November 1994, and was elected Chairman in November 1996. Mr. Kuebler is a director of Inhale Therapeutic Systems, Inc., a biotechnology company.

             Joseph L. Herring, 47, has been Covance’s President and Chief Operating Officer since November 2001. Mr. Herring was Corporate Senior Vice President and President-Early Development Services from September 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring was Vice President of Caremark International, a provider of home care and physician practice management services, and he also served as a Vice President of Baxter International where he was employed for 14 years.

             William E. Klitgaard, 49, has been Covance’s Corporate Senior Vice President, Chief Financial Officer and Treasurer since September 2000. From September 1999 to September 2000, Mr. Klitgaard had been Covance’s Corporate Vice President, Strategy and Corporate Development and Treasurer. From October 1996 to September 1999, Mr. Klitgaard was Covance’s Corporate Vice President and Treasurer. Prior to that, Mr. Klitgaard was Treasurer at Kenetech Corporation in San Francisco, and prior to that Mr. Klitgaard spent eleven years in positions of increasing responsibility with Consolidated Freightways Inc.

             James A. Bannon, 49, has been Covance’s Corporate Senior Vice President and President – Clinical, Periapproval and Central Diagnostic Services since April 2002. Prior to that, Mr. Bannon was Covance’s Corporate Vice President – Periapproval Services.

             Michael Giannetto, 40, has been Covance's Controller since July 1996 and a Corporate Vice President since February 1998. From November 1996 to February 1998, Mr. Giannetto was a Vice President of Covance. From March 1995 to July 1996, Mr. Giannetto was the Business Controller for Covance. From December 1992 to March 1995, Mr. Giannetto was the Manager of Financial Reporting and Technical Accounting for Corning Life Sciences Inc., an affiliate of the Company prior to December 31, 1996. Prior to December 1992, Mr. Giannetto was a Senior Audit Manager for Deloitte & Touche.

             Donald Kraft, 43, has been Covance's Corporate Senior Vice President - Human Resources since July 2002. From January 2001 to June 2002, Mr. Kraft was Corporate Vice President - Human Resources of Covance. From June 2000 to January 2001, Mr. Kraft was Director, Organizational Development of Zurich Financial Services, an insurance company. Prior to June 2000, Mr. Kraft was Director, Organizational Effectiveness of Abbott Laboratories.

             James W. Lovett, 38, has been Covance’s Corporate Senior Vice President, General Counsel and Secretary since February 27, 2003. From December 2001 to February 27, 2003, Mr. Lovett was Corporate Vice President, General Counsel and Secretary of Covance. From 1997 to 2001, Mr. Lovett was with FMC Corporation, a manufacturer of machinery and chemicals for industry and agriculture, most recently as Associate General Counsel and Assistant Secretary. Prior to that, Mr. Lovett was a partner at the law firm of McDermott, Will & Emery.

             Howard Moody, 52, joined Covance in February 2000, as Corporate Senior Vice President and Chief Information Officer. Prior to joining Covance, Mr. Moody was Vice President, Information Systems, Core Business for Quest Diagnostics Inc., a position to which Mr. Moody was appointed after Smithkline Beecham Clinical Laboratories was acquired by Quest in 1999. Mr. Moody held that position with Smithkline Beecham Clinical Laboratories from 1995 to 1999. From 1989 to 1995 Mr. Moody held various positions of increasing responsibility with Smithkline Beecham.

             Stephen J. Sullivan, 56, joined Covance in June 1999 and has been Covance’s Corporate Senior Vice President and President – Global Central Laboratory Services since May 2002. From September 1999 through April 2002, Mr. Sullivan was Corporate Senior Vice President and President-Clinical Support Services. From 1996 to 1999, Mr. Sullivan was Chairman of the Board, President and Chief Executive Officer of Xenometrix, Inc., a Boulder, Colorado-based biotechnology company. Prior to that, Mr. Sullivan was Vice President, Worldwide Marketing for the Diagnostics Division, and Vice President and General Manager of the Diagnostic Assay Sector of Abbott Laboratories. Mr. Sullivan was Chairman of the Board of Xenometrix, Inc. prior to the sale of that company in May 2001.

Item 11.  Executive Compensation

             Incorporated by reference to the Company’s definitive Proxy Statement in connection with its 2003 Annual Meeting of Shareholders to be held on May 1, 2003, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2002, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership by Certain Beneficial Owners and Management of Covance

             Information on security ownership by certain beneficial owners and management of Covance is incorporated by reference to the Company’s definitive Proxy Statement in connection with its 2003 Annual Meeting of Shareholders to be held on May 1, 2003, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2002 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

             Covance maintains the Covance Inc. 2002 Employee Equity Participation Plan, the Covance Inc. 2002 Employee Stock Option Plan, the Employee Stock Purchase Plan, the Stock Option Plan for Non-Employee Directors and the Restricted Stock Plan for Non-Employee Directors and the Deferred Stock Unit Plan for Non-Employee members of the Board of Directors, pursuant to which it may grant equity awards to eligible persons.

             The following table gives information about equity awards under Covance’s above mentioned plans. The only plans mentioned above which have not received shareholder approval are the Covance Inc. 2002 Employee Stock Option Plan and the Employee Stock Purchase Plan. For a description of the material features of these two plans, please see Note 9 to the Audited Consolidated Financial Statements included elsewhere in this Annual Report.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,972,383	$17.3400	5,135,830
Equity compensation plans not approved by security holder	88,900	$18.9951	7,150,884[1]
TOTAL	7,061,283	$17.3631	12,286,714[1]

_______________

[1] Includes 1,339,784 securities available for issuance under Covance’s Employee Stock Purchase Plan pursuant to which Covance makes available for sale to its employees shares of Common Stock at a price equal to 85% of the lower of fair market value on the first or last day of each calendar quarter.

Item 13.  Certain Relationships and Related Transactions

             Incorporated by reference to the Company’s definitive Proxy Statement in connection with its 2003 Annual Meeting of Shareholders to be held on May 1, 2003, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2002 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 14.  Controls and Procedures

              (a)          Evaluation of disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this annual report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

              (b)          Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of evaluation.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws.Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.
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

10.6	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.7	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.
10.8	Amended and Restated Supplemental Executive Retirement Plan. Filed herewith.
10.9	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.10	Non-Employee Directors’ Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.11	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.12	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.13	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit Number	Description

10.14	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.15

Severance Agreement and Release between Covance Inc. and James D. Utterback dated as of September 1, 1999. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

10.16

Employment Agreement between Christopher A. Kuebler and Covance Inc. dated as of May 13, 1999.Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

10.17	2000 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.18	Letter Agreement between Covance Inc. and Stephen J. Sullivan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
10.19	Covance Inc. Variable Compensation Plan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
10.20

Credit Agreement among Covance Inc., Lenders named therein, and Bank of America, N.A. dated June 28, 2000. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

10.21

Third Amendment to Credit Agreement dated November 26, 1996 among Covance Inc., Nationsbank, N.A., Wachovia Bank of Georgia, N.A., and Lenders named therein (amended June 28, 2000). Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

10.22	Letter Agreement between Covance Inc. and Joseph L. Herring. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
10.23	Amended and Restated Letter Agreement between Covance Inc. and Charles C. Harwood, Jr. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
10.24	Resignation Agreement between Covance Inc. and Jeffrey S. Hurwitz. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
10.25

Asset and Stock Purchase Agreement, dated as of December 21, 2000 among Covance Inc., Covance Clinical and Periapproval Services Ltd., and Fisher Scientific International, Inc. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.26

First Amendment to Credit Agreement dated November 13, 2000 among Covance Inc., Lenders named therein, and Bank of America, N.A. Incorporated by reference to Covance’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.27

Fourth Amendment to Credit Agreement dated November 13, 2000 among Covance Inc., Nationsbank, N.A., Wachovia Bank of Georgia, and Lenders named therein. Incorporated by reference to Covance’s Annual Report on Form 10-K for the period ended December 31, 2000.

10.28

Credit Agreement among Covance Inc., Lenders named Therein, Bank of America, N.A., Barclays Bank PLC, PNC Bank, National Association, The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust Company dated June 28, 2001. Incorporated by reference to Covance’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.29	Stock Purchase Agreement between Covance Inc. and Akzo Nobel Inc. dated as of April 23, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.30	Covance Inc. Variable Compensation Plan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.31

Employment Agreement between Covance Inc. and Christopher A. Kuebler dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.32	Letter Agreement between Covance Inc. and Joseph Herring dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit Number	Description

10.33

Amendment and Restatement of Employment Relationship between Covance Inc. and Dr. F. John Mills dated November 15, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.34	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.35	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.36	Letter Agreement between Covance Inc. and James A. Bannon dated May 7, 2002. Filed herewith.
10.37	Letter Agreement between Covance Inc. and Donald Kraft dated June 25, 2002. Filed herewith.
10.38	Employee Stock Purchase Plan, as amended. Filed herewith.
10.39	Covance Inc. Variable Compensation Plan, as amended. Filed herewith.
21	Subsidiaries.Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
23.1	Consent of Ernst & Young LLP. Filed herewith.
23.2	Consent of PricewaterhouseCoopers LLP. Filed herewith.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Christopher A. Kuebler. Filed herewith.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William E. Klitgaard. Filed herewith.

(d)  Financial Statement Schedules.

None.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Covance has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: March 6, 2003	By: /s/ Christopher A. Kuebler
Christopher A. Kuebler
Chairman of the Board and Chief Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Covance and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher A. Kuebler	Chairman of the Board, Chief Executive Officer	March 6, 2003
Christopher A. Kuebler	and Director
(Principal Executive Officer)

/s/ William E. Klitgaard	Corporate Senior Vice President and	March 6, 2003
William E. Klitgaard	Chief Financial Officer
(Principal Financial Officer)

/s/ Michael Giannetto	Corporate Vice President and Controller	March 6, 2003
Michael Giannetto	(Principal Accounting Officer)

/s/ Robert M. Baylis	Director	March 6, 2003
Robert M. Baylis

/s/ Irwin Lerner	Director	March 6, 2003
Irwin Lerner

/s/ J. Randall MacDonald	Director	March 6, 2003
J. Randall MacDonald

/s/ Kathleen G. Murray	Director	March 6, 2003
Kathleen G. Murray

/s/ William C. Ughetta	Director	March 6, 2003
William C. Ughetta

EXHIBIT INDEX

Exhibit Number	Description

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

10.6	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.7	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.
10.8	Amended and Restated Supplemental Executive Retirement Plan. Filed herewith.
10.9	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.10	Non-Employee Directors’ Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.11	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.12	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.13	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit Number	Description

10.14	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.15

Severance Agreement and Release between Covance Inc. and James D. Utterback dated as of September 1, 1999. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

10.16

Employment Agreement between Christopher A. Kuebler and Covance Inc. dated as of May 13, 1999. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

10.17	2000 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.18	Letter Agreement between Covance Inc. and Stephen J. Sullivan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
10.19	Covance Inc. Variable Compensation Plan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
10.20

Credit Agreement among Covance Inc., Lenders named therein, and Bank of America, N.A. dated June 28, 2000. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

10.21

Third Amendment to Credit Agreement dated November 26, 1996 among Covance Inc., Nationsbank, N.A., Wachovia Bank of Georgia, N.A., and Lenders named therein (amended June 28, 2000). Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

10.22	Letter Agreement between Covance Inc. and Joseph L. Herring. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
10.23	Amended and Restated Letter Agreement between Covance Inc. and Charles C. Harwood, Jr. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
10.24	Resignation Agreement between Covance Inc. and Jeffrey S. Hurwitz. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
10.25

Asset and Stock Purchase Agreement, dated as of December 21, 2000 among Covance Inc., Covance Clinical and Periapproval Services Ltd., and Fisher Scientific International, Inc. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.26

First Amendment to Credit Agreement dated November 13, 2000 among Covance Inc., Lenders named therein, and Bank of America, N.A. Incorporated by reference to Covance’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.27

Fourth Amendment to Credit Agreement dated November 13, 2000 among Covance Inc., Nationsbank, N.A., Wachovia Bank of Georgia, and Lenders named therein. Incorporated by reference to Covance’s Annual Report on Form 10-K for the period ended December 31, 2000.

10.28

Credit Agreement among Covance Inc., Lenders named Therein, Bank of America, N.A., Barclays Bank PLC, PNC Bank, National Association, The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust Company dated June 28, 2001. Incorporated by reference to Covance’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.29	Stock Purchase Agreement between Covance Inc. and Akzo Nobel Inc. dated as of April 23, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.30	Covance Inc. Variable Compensation Plan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.31

Employment Agreement between Covance Inc. and Christopher A. Kuebler dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit Number	Description

10.32	Letter Agreement between Covance Inc. and Joseph Herring dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.33

Amendment and Restatement of Employment Relationship between Covance Inc. and Dr. F. John Mills dated November 15, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.34	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.35	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.36	Letter Agreement between Covance Inc. and James A. Bannon dated May 7, 2002. Filed herewith.
10.37	Letter Agreement between Covance Inc. and Donald Kraft dated June 25, 2002. Filed herewith.
10.38	Employee Stock Purchase Plan, as amended. Filed herewith.
10.39	Covance Inc. Variable Compensation Plan, as amended. Filed herewith.
21	Subsidiaries. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
23.1	Consent of Ernst & Young LLP. Filed herewith.
23.2	Consent of PricewaterhouseCoopers LLP. Filed herewith.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Christopher A. Kuebler. Filed herewith.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William E. Klitgaard. Filed herewith.