Form 10-K/A
period 2002-12-31
COVANCE INC
filed 2003-03-07
CIK 1023131

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                   FORM 10-K/A
                                 Amendment No. 1

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

                                   ---------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

      The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was $1,122,680,812 on June 28, 2002, the last business day of Registrant's most recently completed second fiscal quarter.

      As of February 11, 2003, the Registrant had 61,163,042 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The Company's definitive Proxy Statement is incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "Form 10-K") is being filed for the purpose of including the certifications of the Registrant's Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Covance has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COVANCE INC.


Dated: March 6, 2003              By: /s/ William E. Klitgaard
                                      -------------------------------
                                      William E. Klitgaard
                                      Corporate Senior Vice President
                                      and Chief Financial Officer

                                 CERTIFICATIONS


I, Christopher A. Kuebler, certify that:

1.       I have reviewed this Annual Report on Form 10-K of Covance Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 6, 2003
      ------------------------
                                                /s/  CHRISTOPHER A. KUEBLER
                                                ---------------------------
                                                   Christopher A. Kuebler
                                                   Chairman of the Board
                                                   and Chief Executive Officer
                                                   (Principal Executive Officer)

                                 CERTIFICATIONS


I, William E. Klitgaard, certify that:

1.       I have reviewed this Annual Report on Form 10-K of Covance Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 6, 2003
      ------------------------
                                         /s/  WILLIAM E. KLITGAARD
                                         -------------------------------
                                         William E. Klitgaard
                                         Corporate Senior Vice President
                                         and Chief Financial Officer
                                         (Principal Financial Officer)

                                 Exhibit Index
                                 -------------


   Exhibit No.                      Description
   -----------                      -----------

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Christopher A. Kuebler. Filed herewith.

      99.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William E. Klitgaard. Filed herewith.