Form 10-Q
period 2003-03-31
COVANCE INC
filed 2003-04-30
CIK 1023131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES   X        NO

Indicate by check mark whether the Registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act).
YES   X        NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 17, 2003, the Registrant had 61,453,184 shares of Common Stock outstanding.

Covance Inc.
Form 10-Q For the Quarterly Period Ended March 31, 2003

INDEX

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002

(Dollars in thousands)	March 31, 2003	December 31, 2002
Assets	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$ 56,839	$ 75,913
Accounts receivable	156,996	159,368
Unbilled services	45,979	39,073
Inventory	40,628	40,472
Deferred income taxes	375	1,839
Prepaid expenses and other current assets	39,789	28,721

Total Current Assets	340,606	345,386
Property and equipment, net	254,580	258,407
Goodwill, net	56,876	56,805
Other assets	16,013	16,405

Total Assets	$ 668,075	$ 677,003

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 21,662	$ 24,123
Accrued payroll and benefits	37,841	57,803
Accrued expenses and other current liabilities	37,735	40,828
Unearned revenue	77,475	91,681

Total Current Liabilities	174,713	214,435
Deferred income taxes	16,747	16,432
Other liabilities	14,769	14,469

Total Liabilities	206,229	245,336

Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock - Par value $1.00 per share; 10,000,000
shares authorized; no shares issued and outstanding
at March 31, 2003 and December 31, 2002, respectively	--	--
Common Stock - Par value $0.01 per share; 140,000,000
shares authorized; 64,992,946 and 63,661,060 shares
issued and outstanding, including those held in treasury,
at March 31, 2003 and December 31, 2002, respectively	650	637
Paid-in capital	172,259	147,745
Retained earnings	337,027	319,109
Accumulated other comprehensive income –
Cumulative translation adjustment	1,579	1,714
Treasury stock at cost (3,648,046 and 3,098,322 shares at
March 31, 2003 and December 31, 2002, respectively)	(49,669)	(37,538)

Total Stockholders' Equity	461,846	431,667

Total Liabilities and Stockholders' Equity	$ 668,075	$ 677,003

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2003	2002

Net revenues	$ 233,396	$ 208,582
Reimbursable out-of-pockets	9,653	9,700

Total revenues	243,049	218,282

Costs and expenses:
Cost of revenue (including reimbursable expenses)	170,673	157,759
Selling, general and administrative	33,620	31,265
Depreciation and amortization	11,159	10,106

Total	215,452	199,130

Income from operations	27,597	19,152

Other (income) expense, net:
Interest expense	425	585
Interest income	(393)	(267)
Foreign exchange transaction loss (gain), net	62	(144)

Other expense, net	94	174

Income before taxes	27,503	18,978
Taxes on income	9,762	7,200
Equity investee earnings	177	--

Net income	$ 17,918	$ 11,778

Basic earnings per share	$ 0.29	$ 0.20

Weighted average shares outstanding - basic	61,585,312	60,280,237

Diluted earnings per share	$ 0.28	$ 0.19

Weighted average shares outstanding - diluted	63,328,585	61,705,813

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands)	2003	2002
Cash flows from operating activities:

Net income	$ 17,918	$ 11,778
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	11,159	10,106
Stock issued under employee benefit and stock
compensation plans	3,089	2,647
Deferred income tax provision (benefit)	1,779	(254)
Other	129	135
Changes in operating assets and liabilities:
Accounts receivable	2,372	9,281
Unbilled services	(6,906)	(2,675)
Inventory	(156)	2,393
Accounts payable	(2,461)	(3,948)
Accrued liabilities	(23,055)	(7,506)
Unearned revenue	(14,206)	1,602
Income taxes payable	--	3,930
Other assets and liabilities, net	(1,479)	(7,692)

Net cash (used in) provided by operating activities	(11,817)	19,797

Cash flows from investing activities:
Capital expenditures	(8,468)	(7,688)
Other, net	(68)	(12)

Net cash used in investing activities	(8,536)	(7,700)

Cash flows from financing activities:
Net repayments under revolving credit facilities	--	(15,000)
Stock issued under employee stock purchase and
option plans	13,410	2,037
Purchase of treasury stock	(12,131)	(135)

Net cash provided by (used in) financing activities	1,279	(13,098)

Net change in cash and cash equivalents	(19,074)	(1,001)
Cash and cash equivalents, beginning of period	75,913	35,404

Cash and cash equivalents, end of period	$ 56,839	$ 34,403

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2003 and 2002
(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance”) for the years ended December 31, 2002, 2001 and 2000 included in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.  Summary of Significant Accounting Policies

        Principles of Consolidation

        These unaudited consolidated financial statements include the accounts of all entities controlled by Covance. All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in affiliates in which Covance owns between 20 and 50 percent. See Note 4.

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

        Prepaid Expenses and Other Current Assets

        In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $15.0 million and $13.3 million at March 31, 2003 and December 31, 2002, respectively. See Note 2 “Reimbursable Out-of-Pocket Expenses”.

        Inventory

        Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.

        Goodwill

        Effective January 1, 2002, in accordance with the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets, Covance ceased amortization of goodwill. Statement No. 142 also outlines the requirements for annual goodwill impairment tests, and accordingly, Covance performs an annual test for impairment of goodwill. The most recent annual test performed for 2002 did not identify any instances of impairment.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2003 and 2002
(dollars in thousands, unless otherwise indicated)

        Taxes on Income

        Covance uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in enacted tax rates is recognized in income in the period when the change is effective.

        Covance has established, and periodically reviews and reevaluates, an estimated income tax reserve on its consolidated balance sheet to provide for the possibility of adverse outcomes in tax proceedings. When matters are settled or when facts indicate a material change in the probability or amount of the potential exposure, Covance adjusts the carrying value of the related reserve.

        Comprehensive Income

        Comprehensive income has been calculated in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Covance has determined total comprehensive income to be $17.8 million and $10.3 million for the three months ended March 31, 2003 and 2002, respectively. Covance’s total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

        Earnings Per Share

        Earnings per share has been calculated in accordance with FASB Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended March 31, 2003 and 2002, the denominator was increased by 1,743,273 shares and 1,425,576 shares, respectively, representing the dilutive effect of stock options outstanding at March 31, 2003 and 2002 with exercise prices less than the average market price of Covance’s Common Stock during each respective period.

        Reimbursable Out-of-Pocket Expenses

        As discussed in Note 2 “Prepaid Expenses and Other Current Assets”, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, amounts paid to volunteers and other out-of-pocket costs are now included in cost of revenue, while the reimbursements received are reported as revenues in the Consolidated Statements of Income. Covance will continue to exclude from revenue and expense in the Consolidated Statements of Income fees paid to investigators and the associated reimbursement since Covance acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.

        Stock-Based Compensation

        Covance has several stock-based compensation plans, which are described more fully in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. Effective January 1, 2003, Covance adopted FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide, among other things, prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Covance intends to continue to follow the disclosure-only provisions of FASB Statement No. 123 and, accordingly, will continue to account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2003 and 2002
(dollars in thousands, unless otherwise indicated)

        While Covance does record compensation expense related to awards of stock, no compensation cost is recorded for option grants under Covance’s stock option plans as all options granted under these plans are issued with an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had Covance applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all of its stock-based employee compensation plans.

Three Months Ended March 31
	2003	2002

Net Income, as reported	$ 17,918	$ 11,778

Add: Stock award-based employee compensation included in reported net
income, net of related tax effects	$ 760	$ 365

Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	$ (2,978)	$ (1,563)

Pro forma net income	$ 15,700	$ 10,580

Earnings per share:
Basic–as reported	$ 0.29	$ 0.20
Basic–pro forma	$ 0.25	$ 0.18

Diluted–as reported	$ 0.28	$ 0.19
Diluted–pro forma	$ 0.25	$ 0.17

        Segment Reporting

        Covance reports information about its operating segments and related disclosures about products, services, geographic areas and major customers in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. See Note 6 “Segment Information”.

3.  Treasury Stock

        During March 2003, Covance purchased into treasury 540,300 shares of its Common Stock under the Board approved 2003 share buyback program, for the aggregate cost of $11.7 million. During the three months ended March 31, 2003, Covance also acquired approximately 9,400 shares of its Common Stock into treasury to satisfy income tax withholding associated with the vesting of stock awards and the exercise of stock options, the fair value of which was approximately $0.4 million.

4.  Investment in Affiliate

        Covance has a minority equity position (approximately 28%) in Bio-Imaging Technologies, Inc. (“BITI”). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three month period ended March 31, 2003, Covance recognized $0.2 million, representing its share of BITI’s earnings.

5.  Supplemental Cash Flow Information

        Cash paid for interest for the three months ended March 31, 2003 and 2002, totaled $0.4 million and $0.5 million, respectively. Cash paid for income taxes for the three months ended March 31, 2003 and 2002, totaled $0.8 million and $3.9 million, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2003 and 2002
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

        The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues, operating income and total assets for the three months ended March 31, 2003 and 2002 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items	Total

Three months ended March 31, 2003
Total revenues from external customers	$ 99,995	$ 133,401	$ 9,653 (a)	$ 243,049
Operating income	$ 19,089	$ 19,141	$ (10,633)(b)	$ 27,597
Total assets	$ 345,222	$ 309,119	$ 13,734 (c)	$ 668,075

Three months ended March 31, 2002
Total revenues from external customers	$ 85,384	$ 123,198	$ 9,700 (a)	$ 218,282
Operating income	$ 14,180	$ 14,028	$ (9,056)(b)	$ 19,152
Total assets	$ 287,475	$ 302,838	$ 15,983 (c)	$ 606,296

____________

(a)	Represents revenues associated with reimbursable out-of-pocket expenses.
(b)	Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal).
(c)	Represents corporate assets.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

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

        The second risk results from the passage of time between the invoicing of customers under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary’s local currency, Covance recognizes a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in Covance receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by Covance as a foreign currency transaction gain or loss, as applicable, and is reported in other expense (income) in Covance’s Consolidated Statements of Income. Foreign currency transaction losses for the three months ended March 31, 2003 were $0.1 million.

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

        Taxes on Income. Since Covance conducts operations on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance’s profits are further impacted by changes in the tax rates of the various jurisdictions. In particular, as the geographic mix of Covance’s pre-tax earnings among various tax jurisdictions changes, Covance’s effective tax rate may vary from period to period. Covance has established, and periodically reevaluates, an estimated income tax reserve on its consolidated balance sheet to provide for the possibility of adverse outcomes in income tax proceedings. While Covance believes that it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is possible that changes in estimates in the future could cause Covance to either materially increase or reduce the carrying amount of its income tax reserve. In addition, Covance’s policy is to provide income taxes on earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Taxes have not been provided on accumulated foreign unremitted earnings totaling $88.9 million as of December 31, 2002 because Covance currently intends to leave these earnings invested in those countries. If Covance were to repatriate these earnings, or a portion of these earnings, Covance might incur a significant income tax liability.

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

Results of Operations

        Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002. Net revenues increased 11.9% to $233.4 million for the three months ended March 31, 2003 from $208.6 million for the corresponding 2002 period. Excluding the impact of foreign exchange rate variances between both periods net revenues increased 6.8% as compared to the corresponding 2002 period. Net revenues from Covance’s early development segment grew 17.1%, or 12.3% excluding the impact of foreign exchange rate variances between both periods, on strong performance in our pharmaceutical chemistry and Phase I clinical services. Net revenues from Covance’s late-stage development segment increased 8.3%, or 3.0% excluding the impact of foreign exchange rate variances between both periods. Growth in our late-stage development segment was driven by our Phase II/III clinical and central laboratory services, partially offset by softness in Phase IV net revenues.

        Cost of revenue, excluding reimbursable out-of-pocket expenses totaling $9.7 million, increased 8.8% to $161.0 million or 69.0% of net revenues for the three months ended March 31, 2003 as compared to $148.1 million (excluding reimbursable out-of-pocket expenses totaling $9.7 million) or 71.0% of net revenues for the corresponding 2002 period. Excluding reimbursable out-of-pocket expenses, gross margins were 31.0% for the three months ended March 31, 2003 and 29.0% for the corresponding 2002 period.

        Overall, selling, general and administrative expenses increased 7.5% to $33.6 million for the three months ended March 31, 2003 from $31.3 million for the corresponding 2002 period. As a percentage of net revenues, selling, general and administrative expenses decreased to 14.4% for the three months ended March 31, 2003 from 15.0% for the corresponding 2002 period.

        Depreciation and amortization increased 10.4% to $11.2 million or 4.8% of net revenues for the three months ended March 31, 2003 from $10.1 million or 4.8% of net revenues for the corresponding 2002 period.

        Income from operations increased 44.1% to $27.6 million for the three months ended March 31, 2003 from $19.2 million for the corresponding 2002 period. Income from operations from Covance’s early development segment increased $4.9 million or 34.6% to $19.1 million or 19.1% of net revenues for the three months ended March 31, 2003 from $14.2 million or 16.6% of net revenues for the corresponding 2002 period, primarily driven by strong performance in our preclinical labs (toxicology and pharmaceutical chemistry) and in our Phase I clinics. Income from operations from Covance’s late-stage development segment increased $5.1 million or 36.4% to $19.1 million or 14.3% of net revenues for the three months ended March 31, 2003 from $14.0 million or 11.4% of net revenues for the corresponding 2002 period, primarily driven by our central laboratories and Phase II/III clinical development service offerings. Corporate expenses increased $1.6 million to $10.6 million or 4.6% of net revenues for the three months ended March 31, 2003 from $9.1 million or 4.3% of net revenues for the three months ended March 31, 2002. The increase is primarily attributable to increased investment in centralized information technology and higher marketing expenses.

        Other expense, net decreased $0.1 million to $0.1 million for the three months ended March 31, 2003 from $0.2 million for the corresponding 2002 period, due primarily to a $0.3 million reduction in interest expense resulting from lower weighted average borrowings under our long-term credit facility, partially offset by a $0.2 million increase in foreign exchange transaction losses, as a result of the weakening U.S. dollar.

        Covance’s effective tax rate for the three month period ended March 31, 2003 was 35.5% compared to 37.9% for the corresponding 2002 period.

        Covance has a minority equity position (approximately 28%) in Bio-Imaging Technologies, Inc. (“BITI”). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three month period ended March 31, 2003, Covance recognized $0.2 million, representing its share of BITI’s earnings.

        Net income of $17.9 million for the three months ended March 31, 2003 increased $6.1 million or 52.1% as compared to $11.8 million for the corresponding 2002 period.

Liquidity and Capital Resources

        Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance has a $150 million senior revolving credit facility (the “Credit Facility”) which expires in June 2004. Covance believes cash from operations and available borrowings under the Credit Facility will provide the Company with sufficient liquidity for the foreseeable future. Covance is confident that it will be able to enter into a replacement credit facility or otherwise obtain access to credit on satisfactory terms when the Credit Facility expires. During the three month period ended March 31, 2003 and at both March 31, 2003 and December 31, 2002, there were no outstanding borrowings and $1.6 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a margin and approximated 3.22% per annum for the three month period ended March 31, 2002. Costs associated with obtaining the Credit Facility, consisting primarily of bank fees totaling $1.7 million, are being amortized to interest expense over the three year facility term.

        During the three months ended March 31, 2003, Covance’s operations used net cash of $11.8 million, a decrease of $31.6 million from the corresponding 2002 period. The change in net operating assets used $45.9 million in cash during the three months ended March 31, 2003, primarily due to a reduction in accrued payroll and benefits (primarily attributable to significant incentive compensation payments made during the first quarter relating to 2002 incentive compensation accruals) and unearned revenue, while this net change used $4.6 million in cash during the three months ended March 31, 2002, primarily due to a reduction in accrued payroll and benefits. Covance’s ratio of current assets to current liabilities was 1.95 at March 31, 2003 and 1.61 at December 31, 2002.

        Net days sales outstanding (“DSOs”) represents accounts receivable plus unbilled services less unearned revenue divided by average daily revenue for the trailing three months. DSOs at March 31, 2003 were 49 days, up from 41 days at December 31, 2002, primarily due to a reduction in client advances. DSOs have historically followed a seasonal pattern whereby they are generally at their lowest levels at year end and increase during the first six to nine months of the year, before returning to their seasonally lower levels at year end. The impact upon liquidity from a one day change in DSOs is approximately $2 million in cash flow.

        Investing activities for the three months ended March 31, 2003 used $8.5 million, compared to using $7.7 million for the corresponding 2002 period. Capital spending for the first three months of 2003 totaled $8.5 million, and was primarily for the expansion and enhancement of our Harrogate, England facility, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees. Capital spending for the corresponding 2002 period was primarily for the expansion of Covance’s toxicology capacity, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees.

        Financing activities for the three months ended March 31, 2003 provided $1.3 million and consisted primarily of $13.4 million received from stock option exercises and employee contributions to Covance’s noncompensatory employee stock purchase plan, offset by the purchase of 540,300 shares of Common Stock for an aggregate cost of $11.7 million, pursuant to a 3.0 million share buyback program authorized by Covance’s Board of Directors in February 2003. Financing activities for the three months ended March 31, 2002 used $13.1 million, and primarily consisted of repayments under the Credit Facility totaling $15.0 million, offset by $2.0 million received from stock option exercises and employee contributions to Covance’s noncompensatory employee stock purchase plan.

        Covance’s sale of its biomanufacturing business in 2001 to Akzo Nobel’s pharma business unit, Diosynth, is subject to post-closing adjustments, including finalization of the closing balance sheet and earnout provision in accordance with the Stock Purchase Agreement between Covance and Akzo Nobel, which remains to be resolved between the parties.

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

Recently Issued Accounting Pronouncements

        On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also requires prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Covance adopted this statement for the quarter ended March 31, 2003 and will continue to follow the disclosure-only provisions of FASB Statement No. 123 and, accordingly, will continue to apply Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its plans. The adoption of Statement No. 148 had no impact on Covance's results of operations, financial position or cash flows.

Forward Looking Statements. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company’s ability to increase profitability of its clinical development services and to increase order volume in central laboratory and commercialization services, and continued growth in demand for bioanalytical services and Covance’s ability to provide these services on a large scale basis, and other factors described in Covance’s filings with the Securities and Exchange Commission, including, its Annual Report on Form 10-K.

Risk Factors

        This section discusses various risk factors that are attendant with our business and the provision of our services. If the events outlined below were to occur individually or in the aggregate, our business, results of operations, financial condition, and cash flows could be materially adversely affected.

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

We may bear financial risk if we under price our contracts or overrun cost estimates.

        Since our contracts are often structured as fixed price or fee-for-service with a cap, we bear the financial risk if we initially under price our contracts or otherwise overrun our cost estimates. Such under pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We may not be able to successfully develop and market new services.

        We may seek to develop and market new services that complement or expand our existing business. If we are unable to develop new services and or create demand for those newly developed services, our future business, results of operations, financial condition, and cash flows could be adversely affected.

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

        We review many acquisition candidates and, in addition to acquisitions which we have already made, we are continually evaluating new acquisition opportunities. Factors which may affect our ability to grow successfully through acquisitions include:

•	difficulties and expenses in connection with integrating the acquired company and achieving the expected benefits;

•	diversion of management's attention from current operations;

•	the possibility that we may be adversely affected by risk factors facing the acquired companies;

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

        We derive a large portion of our net revenues from international operations. In the three month period ended March 31, 2003, we derived approximately 34% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition, and cash flows.

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

        In contracting to work on drug development trials, we face a range of potential liabilities. For example:

•	errors or omissions that create harm during a trial to study volunteers or after a trial to consumers of the drug after regulatory approval of the drug;

•

general risks associated with our Phase I facilities, including negative consequences from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers;

•	errors or omissions from tests conducted for the agrochemical and food industries;

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

        It is important that our research products be free of contaminants and disease. The presence of contaminants or disease can distort or compromise the quality of research results and result in the loss of animals. Contaminations could disrupt our contaminant-free research products, harm our reputation for contaminant-free production and have a material adverse effect on our financial condition, results of operations, and cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

        Our $150.0 million credit facility is U.S. Dollar denominated and is not subject to transaction or translation exposure. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin. We did not have any outstanding borrowings under our credit facility during any part of the three month period ended March 31, 2003.

        For the three months ended March 31, 2003, approximately 34% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

99.1

99.2

(b)	Reports on Form 8-K

During the three month period ended March 31, 2003, no reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: April 30, 2003	By:	/s/ CHRISTOPHER A. KUEBLER
Christopher A. Kuebler
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER A. KUEBLER
Christopher A. Kuebler	Chairman of the Board and	April 30, 2003
Chief Executive Officer
(Principal Executive Officer)

/s/ WILLIAM E. KLITGAARD
William E. Klitgaard	Corporate Senior Vice President	April 30, 2003
and Chief Financial Officer
(Principal Financial Officer)

/s/ MICHAEL GIANNETTO
Michael Giannetto	Corporate Vice President and Controller	April 30, 2003
(Principal Accounting Officer)

CERTIFICATIONS

I, Christopher A. Kuebler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Covance Inc.;

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

Date: April 30, 2003

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

Date: April 30, 2003

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