Form 10-Q
period 2003-06-30
COVANCE INC
filed 2003-08-07
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 1-12213

COVANCE INC.
(Exact name of Registrant as specified in its Charter)

Delaware (State of Incorporation)	22-3265977 (I.R.S. Employer Identification No.)

210 Carnegie Center, Princeton, New Jersey (Address of Principal Executive Offices)	08540 (Zip Code)

Registrant's telephone number, including area code: (609) 452-4440

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of July 16, 2003, the Registrant had 61,563,578 shares of Common Stock outstanding.

Covance Inc.
Form 10-Q For the Quarterly Period Ended June 30, 2003

INDEX

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002

(Dollars in thousands)	June 30, 2003	December 31, 2002
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$78,840	$75,913
Accounts receivable	148,982	159,368
Unbilled services	49,783	39,073
Inventory	39,565	40,472
Deferred income taxes	375	1,839
Prepaid expenses and other current assets	36,486	28,721

Total Current Assets	354,031	345,386
Property and equipment, net	260,190	258,407
Goodwill, net	56,876	56,805
Other assets	16,229	16,405

Total Assets	$687,326	$677,003

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$19,083	$24,123
Accrued payroll and benefits	43,175	57,803
Accrued expenses and other current liabilities	31,877	40,828
Unearned revenue	68,338	91,681

Total Current Liabilities	162,473	214,435
Deferred income taxes	19,074	16,432
Other liabilities	15,574	14,469

Total Liabilities	197,121	245,336

Commitments and Contingent Liabilities
Stockholders' Equity:
Preferred Stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Common Stock—Par value $0.01 per share; 140,000,000 shares authorized 65,233,527 and 63,661,060 shares issued and outstanding, including those held in treasury, at June 30, 2003 and December 31, 2002, respectively	652	637
Paid-in capital	177,425	147,745
Retained earnings	355,281	319,109
Accumulated other comprehensive income—Cumulative translation adjustment	8,316	1,714
Treasury stock at cost (3,748,046 and 3,098,322 shares at June 30, 2003 and December 31, 2002, respectively)	(51,469)	(37,538)

Total Stockholders' Equity	490,205	431,667

Total Liabilities and Stockholders' Equity	$687,326	$677,003

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net revenues	$233,838	$219,206	$467,234	$427,788
Reimbursable out-of-pockets	8,507	10,623	18,160	20,323

Total revenues	242,345	229,829	485,394	448,111

Cost and expenses:
Cost of revenue	157,708	152,297	318,728	300,356
Reimbursed out-of-pocket expenses	8,507	10,623	18,160	20,323
Selling, general and administrative	36,522	34,215	70,142	65,480
Depreciation and amortization	11,452	10,205	22,611	20,311

Total	214,189	207,340	429,641	406,470

Income from operations	28,156	22,489	55,753	41,641

Other (income) expense, net:
Interest expense	387	483	812	1,068
Interest income	(235)	(316)	(628)	(583)
Foreign exchange transaction (gain) loss, net	(41)	1,522	21	1,378

Other (income) expense, net	111	1,689	205	1,863

Income before taxes	28,045	20,800	55,548	39,778
Taxes on Income	9,861	7,698	19,623	14,898
Equity investee earnings	70	—	247	—

Net income	$18,254	$13,102	$36,172	$24,880

Basic earnings per share	$0.30	$0.22	$0.59	$0.41

Weighted average shares outstanding—basic	61,445,088	60,527,636	61,515,200	60,403,936

Diluted earnings per share	$0.29	$0.21	$0.58	$0.40

Weighted average shares outstanding—diluted	62,267,702	61,940,577	62,769,974	61,826,881

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	Six Months Ended June 30
(Dollars in thousands)	2003	2002
Cash flows from operating activities:
Net income	$36,172	$24,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,611	20,311
Stock issued under employee benefit and stock compensation plans	6,572	5,074
Deferred income tax benefit	4,106	2,376
Other	280	371
Changes in operating assets and liabilities:
Accounts receivable	10,386	4,458
Unbilled services	(10,710)	(6,656)
Inventory	907	61
Accounts payable	(5,040)	(21)
Accrued liabilities	(23,579)	2,550
Unearned revenue	(23,343)	(14,859)
Income taxes payable	—	7,764
Other assets and liabilities, net	3,981	1,044

Net cash provided by operating activities	22,343	47,353

Cash flows from investing activities:
Capital expenditures	(20,358)	(19,273)
Other, net	(46)	(6)

Net cash used in investing activities	(20,404)	(19,279)

Cash flows from financing activities:
Net repayments under revolving credit facilities	—	(15,000)
Stock issued under employee stock purchase and option plans	14,919	3,382
Purchase of treasury stock	(13,931)	(165)

Net cash provided by (used in) financing activities	988	(11,783)

Net change in cash and cash equivalents	2,927	16,291
Cash and cash equivalents, beginning of period	75,913	35,404

Cash and cash equivalents, end of period	$78,840	$51,695

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2003 and 2002
(dollars in thousands, unless otherwise indicated)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 2002, 2001, and 2000 included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

  Prepaid Expenses and Other Current Assets

        In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $15.5 million and $13.3 million at June 30, 2003 and December 31, 2002, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

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
June 30, 2003 and 2002
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

  Comprehensive Income

        Comprehensive income has been calculated in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Covance has determined total comprehensive income to be $25.0 million and $19.1 million for the three months ended June 30, 2003 and 2002, respectively, and $42.8 million and $29.4 million for the six months ended June 30, 2003 and 2002, respectively. Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

  Earnings Per Share

        Earnings per share has been calculated using the treasury stock method in accordance with the requirements of FASB Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended June 30, 2003 and 2002, the denominator was increased by 822,614 shares and 1,412,941 shares, respectively, and for the six months ended June 30, 2003 and 2002, the denominator was increased by 1,254,774 shares and 1,422,945 shares, respectively, representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued for stock options outstanding at June 30, 2003 and 2002 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

  Reimbursable Out-of-Pocket Expenses

        As discussed in Note 2 "Prepaid Expenses and Other Current Assets", Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 ("EITF 01-14"), Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, amounts paid to volunteers and other out-of-pocket costs are reflected in operating expenses, while the reimbursements received are reflected in revenues in the Consolidated Statements of Income. Covance will continue to exclude from revenue and expense in the Consolidated Statements of Income fees paid to investigators and the associated reimbursement since Covance acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.

  Stock-Based Compensation

        Covance has several stock-based compensation plans, which are described more fully in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. Effective January 1, 2003, Covance adopted FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide, among other things, prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Covance intends to continue to follow the disclosure-

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2003 and 2002
(dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

only provisions of FASB Statement No. 123 and, accordingly, will continue to account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

        While Covance does record compensation expense related to awards of stock, no compensation cost is recorded for option grants under Covance's stock option plans as all options granted under these plans are issued with an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had Covance applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all of its stock-based employee compensation plans.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net Income, as reported	$18,254	$13,102	$36,172	$24,880

Add: Stock award-based employee
compensation included in reported net
income, net of related tax effects	$848	$764	$1,608	$1,129

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	$(3,499)	$(2,796)	$(6,204)	$(4,359)

Pro forma net income	$15,603	$11,070	$31,576	$21,650

Earnings per share:
Basic—as reported	$0.30	$0.22	$0.59	$0.41
Basic—pro forma	$0.25	$0.18	$0.51	$0.36

Diluted—as reported	$0.29	$0.21	$0.58	$0.40
Diluted—pro forma	$0.25	$0.18	$0.50	$0.35

  Segment Reporting

        Covance reports information about its operating segments and related disclosures about products, services, geographic areas and major customers in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. See Note 6 "Segment Information."

3.    Treasury Stock

        During the six months ended June 30, 2003, Covance purchased into treasury 640,300 shares of its Common Stock under the Board approved 2003 share buyback program, for the aggregate cost of $13.5 million. During the six months ended June 30, 2003, Covance also acquired approximately 9,400 shares of its Common Stock into treasury to satisfy income tax withholding associated with the vesting of stock awards and the exercise of stock options, the fair value of which was approximately $0.4 million.

4.    Investment in Affiliate

        Covance has a minority equity position (approximately 28%) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three and six month periods ended June 30, 2003, Covance recognized $0.1 million and $0.2 million, respectively, representing its share of BITI's earnings.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2003 and 2002
(dollars in thousands, unless otherwise indicated)

5.    Supplemental Cash Flow Information

        Cash paid for interest for each of the six month periods ended June 30, 2003 and 2002 totaled $0.8 million. Cash paid for income taxes for each of the six month periods ended June 30, 2003 and 2002 totaled $9.2 million.

6.    Segment Information

        Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's preclinical and Phase I clinical service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance's central laboratory, clinical development, commercialization and other clinical support capabilities, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug's commercial potential.

        The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues, operating income and total assets for the three and six months ended June 30, 2003 and 2002 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended June 30, 2003
Total revenues from external customers	$98,693	$135,145	$8,507	(a)	$242,345
Operating income	$19,199	$20,949	$(11,992)	(b)	$28,156
Total assets	$342,651	$320,045	$24,630	(c)	$687,326

Three months ended June 30, 2002
Total revenues from external customers	$91,382	$127,824	$10,623	(a)	$229,829
Operating income	$16,919	$16,579	$(11,009)	(b)	$22,489
Total assets	$298,429	$320,504	$11,800	(c)	$630,733

Six months ended June 30, 2003
Total revenues from external customers	$198,688	$268,546	$18,160	(a)	$485,394
Operating income	$38,288	$40,090	$(22,625)	(b)	$55,753
Total assets	$342,651	$320,045	$24,630	(c)	$687,326

Six months ended June 30, 2002
Total revenues from external customers	$176,766	$251,022	$20,323	(a)	$448,111
Operating income	$31,099	$30,607	$(20,065)	(b)	$41,641
Total assets	$298,429	$320,504	$11,800	(c)	$630,733

(a)
Represents revenues associated with reimbursable out-of-pocket expenses

(b)
Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal)

(c)
Represents corporate assets

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Overview

        Covance is a leading drug development services company providing a wide range of product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two segments for financial reporting purposes: early development services, which includes preclinical and Phase I clinical; and late-stage development services, which includes central laboratory, clinical development, commercialization and other clinical support services. Covance believes it is one of the largest drug development services companies, based on 2002 annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe this enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

Critical Accounting Policies

        Covance's consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

        Revenue Recognition.    Covance recognizes revenue either as services are performed or products are delivered, depending upon the nature of the work contracted. Historically, a majority of Covance's net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Service contracts generally take the form of fee-for-service or fixed-price arrangements. In the case of fee-for-service contracts, revenue is recognized as services are performed, based upon, for example, hours worked or samples tested. For long-term fixed-price service contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. Estimates of costs to complete are made, as appropriate, to provide for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. In some cases, for multi-year contracts a portion of the contract fee is paid at the time the trial is initiated. These advances are deferred and recognized as revenue as services are performed, as discussed above. Additional payments may be made based upon the achievement of performance-based milestones over the contract duration. Most contracts are terminable by the client either immediately or upon notice. These contracts typically require payment to Covance of expenses to wind down the study, fees earned to date and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profits that could have been earned by Covance under the contract if it had not been terminated early. Despite these provisions, the unexpected termination of a large study or the termination of several studies over a relatively short period of time could cause periods of excess capacity which could negatively impact revenues and earnings. In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as for travel, printing, meetings, couriers, etc.), for which it is reimbursed at cost, without mark-up or profit. Investigator fees are not reflected in total revenues or expenses where Covance acts in the capacity of an agent on behalf of the pharmaceutical company sponsor, passing through these costs without risk or reward to Covance. All other out-of-pocket costs are included in total revenues and expenses.

        Bad Debts.    Covance endeavors to assess and monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business. Covance maintains a provision for doubtful accounts to provide for the possibility that amounts due Covance may not be collected. This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant. Since the recorded bad debt provision is based upon management's judgment, actual bad debt write-offs may be greater or less than the amount recorded. Historically bad debt write-offs have not been material.

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

        Taxes on Income.    Since Covance conducts operations on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance's profits are further impacted by changes in the tax rates of the various jurisdictions. In particular, as the geographic mix of Covance's pre-tax earnings among various tax jurisdictions changes, Covance's effective tax rate may vary from period to period. Covance has established, and periodically reevaluates, an estimated income tax reserve on its consolidated balance sheet to provide for the possibility of adverse outcomes in income tax proceedings. While Covance believes that it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is possible that changes in estimates in the future could cause Covance to either materially increase or reduce the carrying amount of its income tax reserve. In addition, Covance's policy is to provide income taxes on earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Taxes have not been provided on accumulated foreign unremitted earnings totaling $88.9 million as of December 31, 2002 because Covance currently intends to leave these earnings invested in those countries. If Covance were to repatriate these earnings, or a portion of these earnings, Covance might incur a significant income tax liability.

        Stock Based Compensation.    Covance grants stock options to its employees at an exercise price equal to the fair value of the shares at the date of grant and accounts for these stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the income statement.

        Operating Expenses.    Covance segregates its recurring operating expenses among four categories: cost of revenue; reimbursed out-of-pocket expenses; selling, general and administrative expenses; and depreciation and amortization. Cost of revenue consists of appropriate amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefits, other direct costs, shipping and handling fees and an allocation of facility charges and information technology costs, and excludes depreciation and amortization. Cost of revenue, as a percentage of net revenues, tends and is expected to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving hundreds of studies conducted during any period of time. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs, and excludes depreciation and amortization.

        Impairment of Assets.    Covance reviews its long-lived assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance's judgment of its ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated.

        In 2002, Covance began to perform an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. Covance assesses fair value based upon its best estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The test performed for 2002 did not identify any instances of impairment. However, changes in expectations as to the present value of the reporting unit's future cash flows might impact subsequent year's assessments of impairment.

        Defined Benefit Pension Plans.    Covance sponsors defined benefit pension plans for the benefit of its employees at three foreign subsidiaries. The measurement of the related pension benefit obligation and the expense recorded in each year is based upon actuarial computations which require judgment as to (a) the appropriate discount rate to use in computing the present value of the benefit obligation, (b) the expected return on plan assets and (c) the expected future rate of salary increases. Actual results will likely differ, in some periods materially, from the assumptions used in the actuarial valuation. For example, in 2002 as a result of the poor performance of the European equity markets Covance's United Kingdom plans suffered a decline in the fair value of their assets in the aggregate amount of $7.2 million which caused an increase in the under-funded status of these plans. This is likely to result in an increase in the annual expense of these plans going forward.

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

Results of Operations

        Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002.    Net revenues increased 6.7% to $233.8 million for the three months ended June 30, 2003 from $219.2 million for the corresponding 2002 period. Excluding the impact of foreign exchange rate variances between both periods net revenues increased 2.1% as compared to the corresponding 2002 period. Net revenues from Covance's early development segment grew 8.0%, or 3.6% excluding the impact of foreign exchange rate variances between both periods, on strong performance in our global pharmaceutical chemistry, European toxicology and global Phase I clinical services. Net revenues from Covance's late-stage development segment increased 5.7%, or 1.1% excluding the impact of foreign exchange rate variances between both periods. Growth in our late-stage development segment was negatively impacted by softness in Phase IV net revenues.

        Cost of revenue increased 3.6% to $157.7 million or 67.4% of net revenues for the three months ended June 30, 2003 as compared to $152.3 million or 69.5% of net revenues for the corresponding 2002 period. Gross margins improved to 32.6% for the three months ended June 30, 2003 from 30.5% for the corresponding 2002 period primarily due to stronger margins in our central laboratories.

        Overall, selling, general and administrative expenses increased 6.7% to $36.5 million for the three months ended June 30, 2003 from $34.2 million for the corresponding 2002 period. As a percentage of net revenues, selling, general and administrative expenses were 15.6% for both of the three month periods ended June 30, 2003 and 2002.

        Depreciation and amortization increased 12.2% to $11.5 million or 4.9% of net revenues for the three months ended June 30, 2003 from $10.2 million or 4.7% of net revenues for the corresponding 2002 period.

        Income from operations increased 25.2% to $28.2 million for the three months ended June 30, 2003 from $22.5 million for the corresponding 2002 period. Income from operations from Covance's early development segment increased $2.3 million or 13.5% to $19.2 million or 19.5% of net revenues for the three months ended June 30, 2003 from $16.9 million or 18.5% of net revenues for the corresponding 2002 period, primarily driven by strong performance in our preclinical labs (toxicology and pharmaceutical chemistry) and in our Phase I clinics. Income from operations from Covance's late-stage development segment increased $4.4 million or 26.4% to $20.9 million or 15.5% of net revenues for the three months ended June 30, 2003 from $16.6 million or 13.0% of net revenues for the corresponding 2002 period, primarily driven by our central laboratories, Phase II/III clinical development and central diagnostics service offerings. Corporate expenses increased $1.0 million to $12.0 million or 5.1% of net revenues for the three months ended June 30, 2003 from $11.0 million or 5.0% of net revenues for the three months ended June 30, 2002. The increase is primarily attributable to increased investment in centralized human resources and resource management initiatives.

        Other expense, net decreased $1.6 million to $0.1 million for the three months ended June 30, 2003 from $1.7 million for the corresponding 2002 period. The weakening of the U.S. dollar during the three months ended June 30, 2002 drove foreign exchange transaction losses totaling $1.5 million. The U.S. dollar was more stable during the three months ended June 30, 2003, resulting in nominal foreign exchange transaction gains.

        Covance's effective tax rate for the three months ended June 30, 2003 was 35.2% compared to 37.0% for the corresponding 2002 period.

        Covance has a minority equity position (approximately 28%) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three month period ended June 30, 2003, Covance recognized $0.1 million, representing its share of BITI's earnings.

        Net income of $18.3 million for the three months ended June 30, 2003 increased $5.2 million or 39.3% as compared to $13.1 million for the corresponding 2002 period.

        Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002.    Net revenues increased 9.2% to $467.2 million for the six months ended June 30, 2003 from $427.8 million for the corresponding 2002 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 4.4% as compared to the corresponding 2002 period. Net revenues from Covance's early development services grew 12.4%, or 7.8% excluding the impact of foreign exchange rate variances between both periods, on strong performance in our global pharmaceutical chemistry and global Phase I clinical services. Net revenues from Covance's late-stage development segment increased 7.0%, or 2.0% excluding the impact of foreign exchange rate variances between both periods. Growth in our late-stage development segment was negatively impacted by softness in Phase IV net revenues.

        Cost of revenue increased 6.1% to $318.7 million or 68.2% of net revenues for the six months ended June 30, 2003 as compared to $300.4 million or 70.2% of net revenues for the corresponding 2002 period. Gross margins improved to 31.8% for the six months ended June 30, 2003 from 29.8% for the corresponding 2002 period primarily due to stronger margins in our central laboratories.

        Overall, selling, general and administrative expenses increased 7.1% to $70.1 million for the six months ended June 30, 2003 from $65.5 million for the corresponding 2002 period. As a percentage of net revenues, selling, general and administrative expenses decreased to 15.0% for the six months ended June 30, 2003 from 15.3% for the corresponding 2002 period.

        Depreciation and amortization increased 11.3% to $22.6 million or 4.8% of net revenues for the six months ended June 30, 2003 from $20.3 million or 4.7% of net revenues for the corresponding 2002 period.

        Income from operations increased 33.9% to $55.8 million for the six months ended June 30, 2003 from $41.6 million for the corresponding 2002 period. Income from operations from Covance's early development segment increased $7.2 million or 23.1% to $38.3 million or 19.3% of net revenues for the six months ended June 30, 2003 from $31.1 million or 17.6% of net revenues for the corresponding 2002 period, primarily driven by strong performance in our preclinical labs (toxicology and pharmaceutical chemistry) and in our Phase I Clinics. Income from operations from Covance's late-stage development segment increased $9.5 million or 31.0% to $40.1 million or 14.9% of net revenues for the six months ended June 30, 2003 from $30.6 million or 12.2% of net revenues for the corresponding 2002 period, primarily driven by our central laboratories, Phase II/III clinical development and central diagnostics service offerings. Corporate expenses increased $2.6 million to $22.6 million or 4.8% of net revenues for the six months ended June 30, 2003 from $20.1 million or 4.7% of net revenues for the six months ended June 30, 2002. The increase is primarily attributable to increased investment in centralized information technology, human resources and resource management initiatives.

        Other expense, net decreased $1.7 million to $0.2 million for the six months ended June 30, 2003 from $1.9 million for the corresponding 2002 period. The weakening of the U.S. dollar during the six months ended June 30, 2002 drove foreign exchange transaction losses totaling $1.4 million. The U.S. dollar was more stable during the six months ended June 30, 2003, resulting in nominal foreign exchange transaction losses.

        Covance's effective tax rate for the six months ended June 30, 2003 was 35.3% compared to 37.5% for the corresponding 2002 period.

        Covance has a minority equity position (approximately 28%) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the six month period ended June 30, 2003, Covance recognized $0.2 million, representing its share of BITI's earnings.

        Net income of $36.2 million for the six months ended June 30, 2003 increased $11.3 million or 45.4% as compared to $24.9 million for the corresponding 2002 period.

Liquidity and Capital Resources

        Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance has a $150 million senior revolving credit facility ("the Credit Facility") which expires in June 2004. Covance believes cash from operations and available borrowings under the Credit Facility will provide sufficient liquidity for the foreseeable future. Covance is confident that it will be able to enter into a replacement credit facility or otherwise obtain access to credit on satisfactory terms when the Credit Facility expires. During the six month period ended June 30, 2003 and at both June 30, 2003 and December 31, 2002, there were no outstanding borrowings and $1.6 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin. Costs associated with replacing the previous credit facility in June 2001, consisting primarily of bank fees totaling $1.7 million, are being amortized to interest expense over the three year facility term.

        During the six months ended June 30, 2003, Covance's operations provided net cash of $22.3 million, a decrease of $25.0 million from the corresponding 2002 period. The change in net operating assets used $47.4 million in cash during the six months ended June 30, 2003 primarily due to a reduction in accrued liabilities (primarily from the payment of 2002 bonuses in the first quarter of 2003) and unearned revenue, while this net change used $5.7 million in cash during the six months ended June 30, 2002, primarily due to a reduction in unearned revenue partially offset by an increase in income taxes payable. Covance's ratio of current assets to current liabilities was 2.18 at June 30, 2003 and 1.61 at December 31, 2002.

        Net days sales outstanding ("DSOs") represents accounts receivables plus unbilled services less unearned revenue divided by average daily revenue for the trailing three months. DSOs at June 30, 2003 were 50 days, up from 41 days at December 31, 2002, primarily due to a reduction in client advances. DSOs have historically followed a seasonal pattern whereby they are generally at their lowest levels at year end and increase during the first six to nine months of the year, before returning to their seasonally lower levels at year end. The impact upon liquidity from a one day change in DSOs is approximately $2 million in cash flow.

        Investing activities for the six months ended June 30, 2003 used $20.4 million, compared to using $19.3 million for the corresponding 2002 period. Capital spending for the first six months of 2003 totaled $20.4 million, and was primarily for the expansion and enhancement of our Harrogate, England facility, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees. Capital spending for the corresponding 2002 period was primarily for the expansion of Covance's toxicology capacity, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees.

        Financing activities for the six months ended June 30, 2003 provided $1.0 million and consisted primarily of $14.9 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan, partially offset by the purchase of 649,700 shares of Common Stock for an aggregate cost of $13.9 million, primarily in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in February 2003. Financing activities for the six months ended June 30, 2002 used $11.8 million, and primarily consisted of repayments under the Credit Facility totaling $15.0 million, offset by $3.4 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan.

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

Forward Looking Statements.    Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company's ability to increase profitability of its clinical development services and to increase order volume in central laboratory and commercialization services, and continued growth in demand for bioanalytical services and Covance's ability to provide these services on a large scale basis, and other factors described in Covance's filings with the Securities and Exchange Commission, including, its Annual Report on Form 10-K.

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

        We may seek to develop and market new services that complement or expand our existing business. If we are unable to develop new services and/or create demand for those newly developed services, our future business, results of operations, financial condition, and cash flows could be adversely affected.

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

        There is competition among the larger contract research organizations for both clients and potential acquisition candidates. Additionally, small, limited-service entities considering entering the contract research organization industry will find few barriers to entry, thus further increasing possible competition. These competitive pressures may affect the attractiveness of our services and could adversely affect our financial results.

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

        We derive a large portion of our net revenues from international operations. In the six month period ended June 30, 2003, we derived approximately 35% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition, and cash flows.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Our $150.0 million credit facility is U.S. Dollar denominated and is not subject to transaction or translation exposure. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin. We did not have any outstanding borrowings under our credit facility during any part of the six month period ended June 30, 2003.

        For the six months ended June 30, 2003, approximately 35% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Foreign Currency Risks" for a more detailed discussion of our foreign currency risks and exposures.

Item 4. Controls and Procedures

        Evaluation of disclosure controls and procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of Covance was held on May 1, 2003, pursuant to notice.

        The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted on at the meeting:

Proposal	Number of Votes For	Number of Votes Withheld
To elect one member to the Covance
Class III Board of Directors:

Christopher A. Kuebler	53,293,505	2,537,247

        The following directors' terms of office as a director continued after the meeting: Robert M. Baylis, Irwin Lerner, J. Randall McDonald, Kathleen G. Murray and William C. Ughetta.

Proposal	Number of Votes For	Number of Votes Against	Number of Votes Withheld	Number of Broker Non-Votes
To consider a shareholder proposal regarding the annual election of directors	34,975,705	13,021,012	390,945	7,443,090

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

10.1	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Filed herewith.

31.1	Certification—Christopher A. Kuebler. Filed herewith.

31.2	Certification—William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Christopher A. Kuebler. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—William E. Klitgaard. Filed herewith.

(b)    Reports on Form 8-K

        During the three month period ended June 30, 2003, one report on Form 8-K was filed. The report dated April 25, 2003, was filed reporting the issuance of a press release on April 23, 2003 announcing Covance's financial results for the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: August 7, 2003	By:	/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 7, 2003

/s/ WILLIAM E. KLITGAARD William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 7, 2003

/s/ MICHAEL GIANNETTO Michael Giannetto	Corporate Vice President and Controller (Principal Accounting Officer)	August 7, 2003

EXHIBIT INDEX

Exhibit Number	Description

10.1	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Filed herewith.

31.1	Certification—Christopher A. Kuebler. Filed herewith.

31.2	Certification—William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Christopher A. Kuebler. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—William E. Klitgaard. Filed herewith.

QuickLinks

Covance Inc. Form 10-Q For the Quarterly Period Ended June 30, 2003 INDEX
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2003 (UNAUDITED)  AND DECEMBER 31, 2002
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
COVANCE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2003 and 2002 (dollars in thousands, unless otherwise indicated)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURES