Form 10-Q
period 2003-09-30
COVANCE INC
filed 2003-10-31
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of October 17, 2003, the Registrant had 61,995,967 shares of Common Stock outstanding.

Covance Inc.
Form 10-Q For the Quarterly Period Ended September 30, 2003

INDEX

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets—September 30, 2003 and December 31, 2002	2

Consolidated Statements of Income—Three and Nine Months ended September 30, 2003 and 2002	3

Consolidated Statements of Cash Flows—Nine Months ended September 30, 2003 and 2002	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosure About Market Risk	19

Item 4. Controls and Procedures	19

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	21

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(Dollars in thousands)	September 30, 2003	December 31, 2002
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$110,916	$75,913
Accounts receivable	142,740	159,368
Unbilled services	49,990	39,073
Inventory	38,613	40,472
Deferred income taxes	67	1,839
Prepaid expenses and other current assets	40,471	28,721

Total Current Assets	382,797	345,386
Property and equipment, net	277,455	258,407
Goodwill, net	56,876	56,805
Other assets	15,952	16,405

Total Assets	$733,080	$677,003

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$19,173	$24,123
Accrued payroll and benefits	51,861	57,803
Accrued expenses and other current liabilities	36,121	40,828
Unearned revenue	67,830	91,681
Income taxes payable	5,516	—

Total Current Liabilities	180,501	214,435
Deferred income taxes	19,352	16,432
Other liabilities	15,996	14,469

Total Liabilities	215,849	245,336

Commitments and Contingent Liabilities
Stockholders' Equity:
Preferred Stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	—	—
Common Stock—Par value $0.01 per share; 140,000,000 shares authorized, 65,546,947 and 63,661,060 shares issued and outstanding, including those held in treasury, at September 30, 2003 and December 31, 2002, respectively	655	637
Paid-in capital	183,611	147,745
Retained earnings	374,791	319,109
Accumulated other comprehensive income—Cumulative translation adjustment	9,643	1,714
Treasury stock at cost (3,748,046 and 3,098,322 shares at September 30, 2003 and December 31, 2002, respectively)	(51,469)	(37,538)

Total Stockholders' Equity	517,231	431,667

Total Liabilities and Stockholders' Equity	$733,080	$677,003

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Net revenues	$231,954	$220,968	$699,188	$648,756
Reimbursable out-of-pockets	7,897	9,924	26,057	30,247

Total revenues	239,851	230,892	725,245	679,003

Cost and expenses:
Cost of revenue	154,789	152,568	473,517	452,924
Reimbursed out-of-pocket expenses	7,897	9,924	26,057	30,247
Selling, general and administrative	36,109	33,201	106,251	98,681
Depreciation and amortization	11,263	10,329	33,874	30,640

Total	210,058	206,022	639,699	612,492

Income from operations	29,793	24,870	85,546	66,511

Other (income) expense, net:
Interest expense	399	598	1,211	1,666
Interest income	(372)	(338)	(1,000)	(921)
Foreign exchange transaction loss, net	313	541	334	1,919

Other expense, net	340	801	545	2,664

Income before taxes	29,453	24,069	85,001	63,847
Taxes on income	10,035	2,186	29,658	17,084
Equity investee earnings	92	—	339	—

Net income	$19,510	$21,883	$55,682	$46,763

Basic earnings per share	$0.32	$0.36	$0.90	$0.78

Weighted average shares outstanding—basic	61,679,462	60,076,986	61,569,954	60,294,923

Diluted earnings per share	$0.31	$0.36	$0.89	$0.76

Weighted average shares outstanding—diluted	62,674,600	61,192,298	62,734,837	61,613,852

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	Nine Months Ended September 30
(Dollars in thousands)	2003	2002
Cash flows from operating activities:
Net income	$55,682	$46,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,874	30,640
Stock issued under employee benefit and stock compensation plans	9,886	7,813
Deferred income tax benefit	4,692	500
Other	255	793
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	16,628	14,512
Unbilled services	(10,917)	(323)
Inventory	1,859	(535)
Accounts payable	(4,950)	(4,043)
Accrued liabilities	(10,649)	9,214
Unearned revenue	(23,851)	(23,544)
Income taxes payable	5,516	12,793
Other assets and liabilities, net	2,233	4,429

Net cash provided by operating activities	80,258	99,012

Cash flows from investing activities:
Capital expenditures	(48,726)	(38,545)
Acquisition of business, net of cash acquired	—	(2,796)
Other, net	(18)	1

Net cash used in investing activities	(48,744)	(41,340)

Cash flows from financing activities:
Net repayments under revolving credit facilities	—	(15,000)
Stock issued under employee stock purchase and option plans	17,420	4,483
Purchase of treasury stock	(13,931)	(16,420)

Net cash provided by (used in) financing activities	3,489	(26,937)

Net change in cash and cash equivalents	35,003	30,735
Cash and cash equivalents, beginning of period	75,913	35,404

Cash and cash equivalents, end of period	$110,916	$66,139

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2003 and 2002
(dollars in thousands, unless otherwise indicated)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 2002, 2001, and 2000 included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

  Prepaid Expenses and Other Current Assets

        In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $20.8 million and $13.3 million at September 30, 2003 and December 31, 2002, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

  Inventory

        Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.

  Goodwill

        Effective January 1, 2002, in accordance with the adoption of Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets, Covance ceased amortization of goodwill. Statement No. 142 also outlines the requirements for annual goodwill impairment tests, and accordingly, Covance performs an annual test for impairment of goodwill. The most recent test performed for 2002 did not identify any instances of impairment.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2003 and 2002
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

        Covance has established, and periodically reviews and reevaluates, an estimated income tax reserve on its consolidated balance sheet to provide for the possibility of adverse outcomes in tax proceedings. When matters are settled or when facts indicate a material change in the probability or amount of the potential exposure, Covance adjusts the carrying value of the related reserve. As a result of favorable income tax developments, relating primarily to the settlement of a longstanding multi-year foreign income tax audit, Covance reduced its income tax reserve and provision by $6.5 million during the three month period ended September 30, 2002.

  Comprehensive Income

        Comprehensive income has been calculated in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Covance has determined total comprehensive income to be $20.8 million and $24.1 million for the three months ended September 30, 2003 and 2002, respectively, and $63.6 million and $53.5 million for the nine months ended September 30, 2003 and 2002, respectively. Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

  Earnings Per Share

        Earnings per share has been calculated using the treasury stock method in accordance with the requirements of FASB Statement No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended September 30, 2003 and 2002, the denominator was increased by 995,138 shares and 1,115,402 shares, respectively, and for the nine months ended September 30, 2003 and 2002, the denominator was increased by 1,164,883 shares and 1,318,929 shares, respectively, representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued for stock options outstanding at September 30, 2003 and 2002 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

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
September 30, 2003 and 2002
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

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Net income, as reported	$19,510	$21,883	$55,682	$46,763

Add: Stock award-based employee
compensation included in reported net
income, net of related tax effects	$794	$577	$2,402	$1,706

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	$(3,441)	$(2,621)	$(9,645)	$(6,981)

Pro forma net income	$16,863	$19,839	$48,439	$41,488

Earnings per share:
Basic—as reported	$0.32	$0.36	$0.90	$0.78
Basic—pro forma	$0.27	$0.33	$0.79	$0.69

Diluted—as reported	$0.31	$0.36	$0.89	$0.76
Diluted—pro forma	$0.27	$0.32	$0.77	$0.67

  Segment Reporting

        Covance reports information about its operating segments and related disclosures about products, services, geographic areas and major customers in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. See Note 7 "Segment Information."

3.    Treasury Stock

        During the nine months ended September 30, 2003, Covance purchased into treasury 640,300 shares of its Common Stock under the Board approved 2003 share buyback program, for the aggregate cost of $13.5 million. During the nine months ended September 30, 2003, Covance also acquired approximately 9,400 shares of its Common Stock into treasury to satisfy income tax withholding associated with the vesting of stock awards and the exercise of stock options, the fair value of which was approximately $0.4 million.

4.    Investment in Affiliate

        Covance has a minority equity position (approximately 22% at September 30, 2003) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three and nine month periods ended September 30, 2003, Covance recognized income of $0.1 million and $0.3 million, respectively, representing its share of BITI's earnings.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2003 and 2002
(dollars in thousands, unless otherwise indicated)

5.    Supplemental Cash Flow Information

        Cash paid for interest for the nine months ended September 30, 2003 and 2002 totaled $1.3 million and $1.2 million, respectively. Cash paid for income taxes for the nine months ended September 30, 2003 and 2002 totaled $13.3 million and $15.7 million, respectively.

6.    Acquisition

        In July 2002, Covance acquired the stock of Virtual Central Laboratory b.v. (now known as Covance Virtual Central Laboratory b.v.) for a cash payment of $3.0 million. The goodwill resulting from this transaction aggregated $2.7 million.

7.    Segment Information

        Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's preclinical and Phase I clinical service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance's central laboratory, clinical development, commercialization and other clinical support capabilities are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug's commercial potential.

        The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues, operating income and total assets for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended September 30, 2003
Total revenues from external customers	$104,653	$127,301	$7,897	(a)	$239,851
Operating income	$23,051	$18,823	$(12,081)	(b)	$29,793
Total assets	$356,919	$324,412	$51,749	(c)	$733,080

Three months ended September 30, 2002
Total revenues from external customers	$93,816	$127,152	$9,924	(a)	$230,892
Operating income	$18,177	$18,183	$(11,490)	(b)	$24,870
Total assets	$317,206	$306,243	$20,342	(c)	$643,791

Nine months ended September 30, 2003
Total revenues from external customers	$303,341	$395,847	$26,057	(a)	$725,245
Operating income	$61,339	$58,913	$(34,706)	(b)	$85,546
Total assets	$356,919	$324,412	$51,749	(c)	$733,080

Nine months ended September 30, 2002
Total revenues from external customers	$270,582	$378,174	$30,247	(a)	$679,003
Operating income	$49,276	$48,790	$(31,555)	(b)	$66,511
Total assets	$317,206	$306,243	$20,342	(c)	$643,791

(a)
Represents revenues associated with reimbursable out-of-pocket expenses

(b)
Represents corporate administrative expenses (primarily information technology, marketing, communications, human resources, finance and legal)

(c)
Represents corporate assets

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

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

        The second risk results from the passage of time between the invoicing of customers under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary's local currency, Covance recognizes a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in Covance receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by Covance as a foreign currency transaction gain or loss, as applicable, and is reported in other expense (income) in Covance's Consolidated Statements of Income. Foreign currency transaction losses for the nine months ended September 30, 2003 and 2002 were $0.3 million and $1.9 million, respectively.

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

Operating Expenses

        Covance segregates its recurring operating expenses among four categories: cost of revenue; reimbursed out-of-pocket expenses; selling, general and administrative expenses; and depreciation and amortization. Cost of revenue consists of appropriate amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefits, other direct costs, shipping and handling fees, and an allocation of facility charges and information technology costs, and excludes depreciation and amortization. Cost of revenue, as a percentage of net revenues, tends and is expected to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving hundreds of studies conducted during any period of time. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs, and excludes depreciation and amortization.

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

Results of Operations

        Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002.    Net revenues increased 5.0% to $232.0 million for the three months ended September 30, 2003 from $221.0 million for the corresponding 2002 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 2.8% as compared to the corresponding 2002 period. Net revenues from Covance's early development segment grew 11.6%, or 9.4% excluding the impact of foreign exchange rate variances between both periods, on strong performance in our European toxicology, global chemistry, and global Phase I clinical services. Net revenues from Covance's late-stage development segment increased 0.1%, or decreased 2.1% excluding the impact of foreign exchange rate variances between both periods. Growth in our late-stage development segment was negatively impacted by below target net order generation in the first half of 2003 in central laboratories as well as softness in Phase IV.

        Cost of revenue increased 1.5% to $154.8 million or 66.7% of net revenues for the three months ended September 30, 2003 as compared to $152.6 million or 69.0% of net revenues for the corresponding 2002 period. Gross margins improved to 33.3%

for the three months ended September 30, 2003 from 31.0% for the corresponding 2002 period, primarily due to stronger margins in our central laboratories and most of our early development service offerings.

        Overall, selling, general and administrative expenses increased 8.8% to $36.1 million for the three months ended September 30, 2003 from $33.2 million for the corresponding 2002 period. As a percentage of net revenues, selling, general and administrative expenses increased to 15.6% for the three months ended September 30, 2003 from 15.0% for the corresponding 2002 period.

        Depreciation and amortization increased 9.0% to $11.3 million or 4.9% of net revenues for the three months ended September 30, 2003 from $10.3 million or 4.7% of net revenues for the corresponding 2002 period.

        Income from operations increased 19.8% to $29.8 million or 12.8% of net revenues for the three months ended September 30, 2003 from $24.9 million or 11.3% of net revenues for the corresponding 2002 period. Income from operations from Covance's early development segment increased $4.9 million or 26.8% to $23.1 million or 22.0% of net revenues for the three months ended September 30, 2003 from $18.2 million or 19.4% of net revenues for the corresponding 2002 period, primarily driven by strong profitability in global toxicology, global chemistry and global Phase I services. Income from operations from Covance's late-stage development segment increased $0.6 million or 3.5% to $18.8 million or 14.8% of net revenues for the three months ended September 30, 2003 from $18.2 million or 14.3% of net revenues for the corresponding 2002 period, primarily driven by strong margins in our central laboratory services, partially offset by continued softness in our Phase IV services. Corporate expenses increased $0.6 million to $12.1 million or 5.2% of net revenues for the three months ended September 30, 2003 from $11.5 million or 5.2% of net revenues for the three months ended September 30, 2002.

        Other expense, net decreased $0.5 million to $0.3 million for the three months ended September 30, 2003 from $0.8 million for the corresponding 2002 period. The weakening of the U.S. dollar during the three months ended September 30, 2002 drove foreign exchange transaction losses totaling $0.5 million as compared to losses totaling only $0.3 million for the comparable 2003 period. Also contributing to the decrease was a $0.2 million reduction in net interest expense.

        Covance's effective tax rate for the three months ended September 30, 2003 was 34.1% as compared to 9.1% for the corresponding 2002 period. Covance's 2002 effective tax rate reflects the reversal of a $6.5 million income tax reserve relating primarily to the favorable settlement of a longstanding multi-year foreign income tax audit. Excluding the effect of this adjustment, Covance's effective tax rate for the three months ended September 30, 2002 was 36.1%.

        Covance has a minority equity position (approximately 22% at September 30, 2003) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three month period ended September 30, 2003, Covance recognized income of $0.1 million, representing its share of BITI's earnings.

        Net income of $19.5 million for the three months ended September 30, 2003 decreased $2.4 million or 10.8% as compared to $21.9 million for the corresponding 2002 period. Excluding the $6.5 million income tax reserve reversal discussed above, net income increased $4.1 million or 26.8% as compared to the corresponding 2002 period.

        Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002.    Net revenues increased 7.8% to $699.2 million for the nine months ended September 30, 2003 from $648.8 million for the corresponding 2002 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 5.2% as compared to the corresponding 2002 period. Net revenues from Covance's early development services grew 12.1%, or 9.2% excluding the impact of foreign exchange rate variances between both periods, on strong performance in our European toxicology, global chemistry and global Phase I clinical services. Net revenues from Covance's late-stage development segment increased 4.7%, or 2.2% excluding the impact of foreign exchange rate variances between both periods. Growth in our late-stage development segment was negatively impacted by softness in Phase IV net revenues.

        Cost of revenue increased 4.5% to $473.5 million or 67.7% of net revenues for the nine months ended September 30, 2003 as compared to $452.9 million or 69.8% of net revenues for the corresponding 2002 period. Gross margins improved to 32.3% for the nine months ended September 30, 2003 from 30.2% for the corresponding 2002 period, primarily due to stronger margins in our central laboratories and most of our early development service offerings.

        Overall, selling, general and administrative expenses increased 7.7% to $106.3 million for the nine months ended September 30, 2003 from $98.7 million for the corresponding 2002 period. As a percentage of net revenues, selling, general and administrative expenses were 15.2% for both of the nine month periods ended September 30, 2003 and 2002.

        Depreciation and amortization increased 10.6% to $33.9 million or 4.8% of net revenues for the nine months ended September 30, 2003 from $30.6 million or 4.7% of net revenues for the corresponding 2002 period.

        Income from operations increased 28.6% to $85.5 million or 12.2% of net revenues for the nine months ended September 30, 2003 from $66.5 million or 10.3% of net revenues for the corresponding 2002 period. Income from operations from Covance's early development segment increased $12.0 million or 24.5% to $61.3 million or 20.2% of net revenues for the nine months ended September 30, 2003 from $49.3 million or 18.2% of net revenues for the corresponding 2002 period, primarily driven by strong performance in our global toxicology, global chemistry, and global Phase I services. Income from operations from Covance's late-stage development segment increased $10.1 million or 20.7% to $58.9 million or 14.9% of net revenues for the nine months ended September 30, 2003 from $48.8 million or 12.9% of net revenues for the corresponding 2002 period, primarily driven by strong margins in our central laboratory services, partially offset by softness in our Phase IV service offering. Corporate expense increased $3.2 million to $34.7 million or 5.0% of net revenues for the nine months ended September 30, 2003 from $31.2 million or 4.9% of net revenues for the nine months ended September 30, 2002. The increase is primarily attributable to increased investment in centralized human resources and resource management initiatives.

        Other expense, net decreased $2.1 million to $0.6 million for the nine months ended September 30, 2003 from $2.7 million for the corresponding 2002 period. The weakening of the U.S. dollar during the nine months ended September 30, 2002 drove foreign exchange transaction losses totaling $1.9 million as compared to losses totaling only $0.3 million for the comparable 2003 period. Also contributing to the decrease was a $0.5 million reduction in net interest expense.

        Covance's effective tax rate for the nine months ended September 30, 2003 was 34.9% compared to 26.8% for the corresponding 2002 period. Covance's 2002 effective tax rate reflects the reversal of a $6.5 million income tax reserve relating primarily to the favorable settlement of a longstanding multi-year foreign income tax audit. Excluding the effect of this adjustment, Covance's effective tax rate for the nine months ended September 30, 2002 was 36.9%.

        Covance has a minority equity position (approximately 22% at September 30, 2003) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the nine month period ended September 30, 2003, Covance recognized income of $0.3 million, representing its share of BITI's earnings.

        Net income of $55.7 million for the nine months ended September 30, 2003 increased $8.9 million or 19.1% as compared to $46.8 million for the corresponding 2002 period. Excluding the $6.5 million income tax reserve reversal discussed above, net income increased $15.4 million or 38.3% as compared to the corresponding 2002 period.

Liquidity and Capital Resources

        Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance believes cash from operations will provide sufficient liquidity for the foreseeable future. In addition, Covance has access to additional cash through its $150 million senior revolving credit facility ("the Credit Facility"). Although the Credit Facility expires in June 2004, Covance is confident that it will be able to enter into a replacement credit facility or otherwise obtain access to credit on satisfactory terms when the Credit Facility expires. During the nine month period ended September 30, 2003 and at both September 30, 2003 and December 31, 2002, there were no outstanding borrowings under the Credit Facility. During the nine month periods ended September 30, 2003 and 2002, there were $2.2 million and $1.6 million, respectively, of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin. Costs associated with replacing the previous credit facility in June 2001, consisting primarily of bank fees totaling $1.7 million, are being amortized to interest expense over the three year facility term.

        During the nine months ended September 30, 2003, Covance's operations provided net cash of $80.3 million, a decrease of $18.8 million from the corresponding 2002 period. The change in net operating assets used $24.1 million in cash during the nine months ended September 30, 2003 primarily due to a reduction in unearned revenue and accrued liabilities and an increase in unbilled services, partially offset by a reduction in accounts receivable, while this net change provided $12.5 million in cash during the nine months ended September 30, 2002, primarily due to an increase in income taxes payable and accrued liabilities and a reduction in accounts receivable, partially offset by a reduction in unearned revenue. Covance's ratio of current assets to current liabilities was 2.12 at September 30, 2003 and 1.61 at December 31, 2002.

        Investing activities for the nine months ended September 30, 2003 used $48.7 million, compared to using $41.3 million for the corresponding 2002 period. Capital spending for the first nine months of 2003 totaled $48.7 million, and was primarily for the purchase of our previously leased Geneva facility in September 2003 for $18.8 million, expansion and enhancement of our Harrogate, England facility, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees. Capital spending for the corresponding 2002 period totaled $38.5 million, and was primarily for the expansion of Covance's toxicology capacity, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees. Investing activities for the nine months ended September 30, 2002 also include the July 2002 acquisition of Virtual Central Laboratory b.v. for a gross cash payment of $3.0 million.

        Financing activities for the nine months ended September 30, 2003 provided $3.5 million and consisted primarily of $17.4 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan, partially offset by the purchase into treasury of 649,700 shares of Common Stock for an aggregate cost of $13.9 million, primarily in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in February 2003. Financing activities for the nine months ended September 30, 2002 used $26.9 million, and primarily consisted of the purchase into treasury of 1,013,700 shares of Common Stock for an aggregate cost of $16.4 million primarily in connection with a share buyback program authorized by Covance's Board of Directors in 1999, and repayments under the Credit Facility totaling $15.0 million, partially offset by $4.5 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan.

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

        We derive a large portion of our net revenues from international operations. For the nine month period ended September 30, 2003, we derived approximately 34% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition, and cash flows.

The loss of our key personnel could adversely affect our business.

        Our success depends to a significant extent upon the efforts of our senior management team and other key personnel. The loss of the services of such personnel could adversely affect our business. Also, because of the nature of our business, our success is dependent upon our ability to attract and retain technologically qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel, may impact our ability to grow our business and compete effectively in our industry.

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

Our animal populations may suffer diseases that can damage our inventory, harm our reputation and result in decreased sales of research products.

        It is important that our research products be free of diseases, including infectious diseases. The presence of diseases can distort or compromise the quality of research results, can cause loss of animals in our inventory or other losses. Such results could harm our reputation or have a material adverse effect on our financial condition, results of operations, and cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Our $150.0 million credit facility is U.S. Dollar denominated and is not subject to transaction or translation exposure. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin. We did not have any outstanding borrowings under our credit facility during any part of the nine month period ended September 30, 2003.

        For the nine months ended September 30, 2003, approximately 34% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Foreign Currency Risks" for a more detailed discussion of our foreign currency risks and exposures.

Item 4. Controls and Procedures.

        Evaluation of disclosure controls and procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in the other factors that significantly affect those controls.

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

(b)    Reports on Form 8-K

        During the three month period ended September 30, 2003, one report on Form 8-K was filed. The report dated July 29, 2003, was filed reporting the issuance of a press release on July 23, 2003 announcing Covance's financial results for the quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: October 31, 2003	By:	/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	October 31, 2003

/s/ WILLIAM E. KLITGAARD William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 31, 2003

/s/ MICHAEL GIANNETTO Michael Giannetto	Corporate Vice President and Controller (Principal Accounting Officer)	October 31, 2003

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification—Christopher A. Kuebler. Filed herewith.

31.2	Certification—William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Christopher A. Kuebler. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—William E. Klitgaard. Filed herewith.

QuickLinks

Covance Inc. Form 10-Q For the Quarterly Period Ended September 30, 2003 INDEX
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2003 (UNAUDITED)  AND DECEMBER 31, 2002
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
COVANCE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2003 and 2002 (dollars in thousands, unless otherwise indicated)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURES