Form 10-K
period 2003-12-31
COVANCE INC
filed 2004-03-05
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
Commission File Number: 1-12213

COVANCE INC.
(Exact name of Registrant as specified in its Charter)

Delaware (State of Incorporation)	22-3265977 (I.R.S. Employer Identification No.)

210 Carnegie Center, Princeton, New Jersey (Address of Principal Executive Offices)	08540 (Zip Code)

Registrant's telephone number, including area code: (609) 452-4440

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 Par Value	Name of Each Exchange on Which Registered New York Stock Exchange

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

                The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was $1,102,975,700 on June 30, 2003, the last business day of Registrant's most recently completed second fiscal quarter.

                As of February 11, 2004, the Registrant had 62,726,655 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Company's definitive Proxy Statement is incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

PART I

Item 1.    Business

General

                Covance Inc. is a leading drug development services company providing a wide range of early stage and late stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. We also provide laboratory testing services to the chemical, agrochemical and food industries. We believe Covance is one of the largest drug development services companies, based on annual net revenues, and one of a few that are capable of providing comprehensive global product development services. Covance, a Delaware corporation, was incorporated in 1994. Covance maintains offices in 18 countries.

Business Strategy

                Drug development services companies like Covance typically derive substantially all of their revenue from the research, development and marketing expenditures of the pharmaceutical, biotechnology and medical device industries. We believe outsourcing of these services has increased in the past and may increase in the future because of several factors, including: pressures to contain costs, limitations on internal capacity, the need for faster development time for new drugs, research in multiple countries simultaneously, stringent government regulation, and expertise that customers lack internally. We believe the investment and amount of time required to develop new drugs has been increasing, and that these trends create opportunities for companies that can help make the process of drug development more efficient.

                Our strategy is to provide services that will generate high quality and timely data in support of new drug approval or use expansion. We do this by developing and delivering innovative high quality services that apply science and technology and global reach to capture, manage and integrate a vast array of drug development data.

                Innovative Technology.    We intend to capitalize on our investments in carefully selected hardware and software products, systems and networks and our information systems professionals to provide processes and solutions for both employees and clients to meet the changing demands of drug development. In December 2003, we entered into an agreement with IBM to manage our information technology infrastructure including our computer and telephone network, e-mail system, help desks, computer support and data centers worldwide. The arrangement is intended to allow us to focus our global IT resources on applications that will help deliver our services to customers faster and more efficiently. In the past several years, we introduced new internet-based products.

  •
  Study Tracker® is an internet-based client access product which permits customers of toxicology services to review study data and schedules on a near real-time basis. In 2003, this product was expanded to include bioanalytical, metabolism and reproductive and developmental toxicology data.
  •
  LabLink is an internet-based client access program that allows customers of central laboratory services to review and query clinical trial lab data on a near real-time basis. Trial Tracker® is a web-enabled clinical trial project management and tracking tool which is intended to allow both employees and customers of our late-stage clinical business to review and manage all aspects of clinical trial projects.
  •
  Digitography™ in our central diagnostics service offering provides a proprietary means to allow on screen digital ECG waveform measurement with resolution unmatched in the industry.
  •
  In 2003, our early development services commenced the implementation of the Xybion PATH/TOX System™, a data collection system we will use in our toxicology business. We expect that this system will greatly simplify the toxicology data collection process, allowing us to replace a significant number of existing IT applications with one standard application.

We continue to pursue new innovative systems and use those systems to improve the provision of drug development data to our customers.

                Global Reach.    We believe that it is important to provide a broad range of drug research and development services on a global basis. We have offices, regional monitoring sites, and laboratories in over 30 locations in 18 different countries and conduct field work in many other countries. We believe we are a leader among drug development services companies in our ability to deliver services globally.

                Acquisitions.    In addition to internal development of services, we consider strategic acquisitions that are complementary to our existing services and that expand our ability to serve our clients. While we cannot exclude the possibility that we may opportunistically seek to take advantage of other situations, we generally expect acquisitions to enhance our existing services either qualitatively or geographically or to add new services that can be integrated with our existing services.

Services

                The services we provide constitute two segments for financial reporting purposes: (1) early development services, which includes preclinical services and Phase I clinical services, and (2) late-stage development services, which includes central laboratory, clinical development, periapproval, central ECG diagnostic services, and healthcare economic and reimbursement services. Although each segment has separate services within it, they can be combined in joint service offerings and we believe clients increasingly are interested in the opportunities for such combined services.

Early Development

Preclinical Services

                Our preclinical services include toxicology services and pharmaceutical chemistry and related services. Our preclinical area has been a source of innovation by introducing new technologies for client access to data such as Study Tracker, electronic animal identification, multimedia study reports, and animal and test tube measures of induced cell proliferation or reproduction. We have laboratories in locations which include Madison, Wisconsin and Vienna, Virginia in the United States and Harrogate, United Kingdom and Muenster, Germany in Europe. We also have bioanalytical laboratories in the United States in Indianapolis, Indiana and Chantilly, Virginia, and an administrative and sales office in Tokyo, Japan. In 2002, we completed a significant expansion of our Madison, Wisconsin facility and in 2003 we expanded our Harrogate, United Kingdom facility.

                Toxicology.    Our preclinical toxicology services include in vivo toxicology studies, which are studies of the effects of drugs in animals, and genetic toxicology studies, which include studies of the effects of drugs on chromosomes, as well as on genetically modified mice. We offer immunotoxicology services in which we assess the impact of drugs or chemicals on the structure and function of the immune system. Our immunotoxicology and cell culture laboratory features online data capture capabilities and instrumentation monitoring systems that are designed to be compliant with Good Laboratory Practices.

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

                Research Products.    We provide custom polyclonal and monoclonal antibody services for research purposes and purpose-bred animals for biomedical research. These research animals are required by pharmaceutical and biotechnology companies, university research centers and contract research organizations as part of their required preclinical animal safety and efficacy testing. Through a variety of processes, technology and specifically constructed facilities, we provide purpose-bred, pre-acclimated and specific pathogen free animals that meet our clients' rigorous quality control requirements.

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

Phase I Clinical Services

                We provide Phase I clinical services, primarily first-in-human trials of new pharmaceuticals, at our clinics in Madison, Wisconsin, and Leeds, United Kingdom. In December 2003, we opened a new state-of-the-art clinic in Madison, Wisconsin.

Late-Stage Development

Central Laboratory Services

                We provide central laboratory services on a global basis. We have three central laboratories, one in each of the United States, Switzerland and Singapore that provide central laboratory services to biotechnology and pharmaceutical customers. We also have contractual arrangements with a leading South African laboratory and a leading Australian laboratory.

                Our capabilities provide clients the flexibility to conduct studies on a multinational and simultaneous basis. The data we provide is combinable because we use consistent laboratory methods, the same reagent manufacturers and identical equipment calibration and clinical trial reference ranges. Combinable data eliminates the cumbersome process of statistically correlating results generated using different methods and different laboratories on different equipment. In 2002, in order to enhance data combinability, we acquired Virtual Central Laboratory b.v., a Netherlands-based company which uses a proprietary system to harmonize laboratory results from local and regional laboratories to help expand the reach of traditional central laboratory services.

                We also employ a proprietary clinical trials management system that enables us to enter a sponsor's protocol requirements directly into our database. The laboratory data can be audited because all laboratory data can be traced to source documents. In addition, the laboratories are capable of delivering customized data electronically within 24 hours of test completion. Covance also offers pharmacogenomic testing and sample storage technologies in conjunction with our central laboratory services.

Clinical Development Services

                We offer a comprehensive range of clinical trial services, including Phase II and III clinical studies. We have extensive experience in a number of therapeutic areas, and we provide the following core services either on an individual or aggregated basis to meet clients' needs:

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

                In 2000, we opened a centralized imaging center to meet a growing pharmaceutical industry need for imaging to document clinical efficacy and safety. In 2002, we introduced Digitography™, a proprietary system for use in clinical trials which allows on screen digital ECG waveform measurement with resolution unmatched in the industry. In 2003, Central Diagnostics was relocated to a new and larger facility in Reno, Nevada.

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

Commercialization Services

                Periapproval Services.    Periapproval trials are studies conducted "around the time of NDA approval", generally after a drug has successfully undergone clinical efficacy and safety testing and the New Drug Application has been submitted to the Food and Drug Administration ("FDA"). We offer a range of periapproval services, including:

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

Divested Businesses

                In February 2001, Covance sold its pharmaceutical packaging business, which offered full-service contract drug packaging services for clinical trials, for the aggregate amount of $137.5 million. In June 2001, Covance sold its biomanufacturing unit, Covance Biotechnology Services Inc., which manufactured recombinant proteins for biotechnology and pharmaceutical clients, for the aggregate amount of approximately $190 million, including the assumption of debt and other liabilities. Primarily as a result of these divestitures, Covance substantially eliminated debt, improved its cash flow and focused on its core services.

Customers and Marketing

                We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 2003, we served in excess of 300 biopharmaceutical companies, ranging from the world's largest pharmaceutical companies and biotechnology companies to small and start-up organizations.

                While no single customer accounted for more than five percent of our aggregate net revenue in 2003, we had three customers accounting for more than five but less than ten percent of our revenues, and our top five customers accounted for approximately 25 percent of our net revenues. In each of our early development and late-stage development segments individually, no single customer accounted for more than 10 percent of revenue. Our late-stage development segment had five customers which each accounted for more than five but less than ten percent of its aggregate net revenues. Our early development segment had one customer accounting for more than five but less than ten percent of its aggregate net revenues.

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

Backlog

                Some of our studies and projects are performed over an extended period of time, which may exceed several years. We maintain an order backlog to track anticipated net revenues for work that has yet to be earned. However, we do not maintain an order backlog for other services that are performed within a short period of time or where it is not otherwise practical or feasible to maintain an order backlog. Our aggregate backlog at December 31, 2003 and December 31, 2002 was $1,134 million and $1,122 million, respectively.

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

                We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion expected to be filled in the current year. Although backlog can provide meaningful information to our management with respect to a particular study, we believe that our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. These reasons include the following: studies vary in duration; the scope of studies may change, which may either increase or decrease their value; and studies may be terminated, reduced in scope or delayed at any time by the client or regulatory authorities.

Competition

                The contract research organization industry has many participants ranging from hundreds of small, limited-service providers to a few full service contract research organizations with global capabilities. We primarily compete against in-house departments of pharmaceutical companies, full-service and limited service contract research organizations and, to a lesser extent, with selected universities and teaching hospitals.

                In early development services our significant competitors include Charles River Laboratories International Inc., Inveresk Research Group Inc., MDS Inc., Quintiles Transnational Corp., and PPD, Inc. among others. In late-stage development services our significant competitors include PPD, Inc., Quintiles Transnational Corp., Parexel International Corporation, Icon PLC and Quest Diagnostics Incorporated, among others. Covance represents an important market presence in each segment's principal services.

                There is competition for customers on the basis of many factors, including the following: reputation for on-time quality performance; expertise and experience in specific areas; scope of service offerings; strengths in various geographic markets; price; technological expertise and efficient drug development processes; ability to acquire, process, analyze and report data in a rapid and accurate manner; historic experience and relationship ability to manage large-scale clinical trials both domestically and internationally; expertise and experience in health economics and outcomes services; and size. We believe that we compete favorably in these areas.

Government Regulation

                Our laboratory services are subject to various regulatory requirements designed to ensure the quality and integrity of the testing processes. Covance's standard operating procedures are written in accordance with regulations and guidelines appropriate to the region and the nation where they will be used.

                The industry standards for conducting preclinical laboratory testing are embodied in the Good Laboratory Practice (GLP) and for central laboratory operations in the Clinical Laboratory Improvement Amendments of 1988 (CLIA). The standards of GLP are required by the FDA, by the Department of Health in the United Kingdom, by the European Agency for the Evaluation of Medical Products (EMEA) in Europe and by similar regulatory authorities in other parts of the world. To help satisfy its compliance obligations, Covance has established quality assurance controls at its laboratory facilities which monitor ongoing compliance with GLP and CLIA.

                Our clinical services are subject to industry standards for the conduct of clinical research and development studies that are embodied in the regulations for Good Clinical Practice (GCP). The FDA, EMEA and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP. As with GLP and Good Manufacturing Practice (GMP), noncompliance with GCP can result in the disqualification of data collection during the clinical trial.

                We strive to perform all clinical research in accordance with the International Conference on Harmonization—Good Clinical Practice Guidelines, and the requirements of the applicable country. Although the U.S. is a signatory to these guidelines, the FDA has not adopted all of these guidelines as statutory regulations, but has currently adopted them only as guidelines. From an international perspective, when applicable, we have implemented common standard operating procedures across regions to assure consistency whenever it is feasible and appropriate to do so.

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

                The use of controlled substances in testing for drugs with a potential for abuse is regulated in the United States by the U.S. Drug Enforcement Administration. All Covance United States laboratories using controlled substances for testing purposes are licensed by the U.S. Drug Enforcement Administration.

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

                In addition to its comprehensive regulation of safety in the workplace, the Occupational Safety and Health Administration and similar regulatory authorities in foreign countries have established extensive requirements relating to workplace safety for health care employers, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. Covance employees receive initial and periodic training focusing on compliance with applicable hazardous materials regulations and health and safety guidelines.

                In the past few years, both the United States and foreign governments have become more concerned about the disclosure of confidential personal data. The European Union, or EU, now prohibits certain disclosures of personal confidential information, including medical information, to any entity that does not comply with certain security safeguards. We will continue to monitor our compliance with applicable regulations.

                The regulations of the U.S. Department of Transportation, the U.S. Public Health Service and the U.S. Postal Service apply to the surface and air transportation of laboratory specimens. Covance's laboratories also must comply with the applicable International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.

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

Employees

                At December 31, 2003, we had approximately 6,500 employees, approximately 37% of whom are employed outside of the United States and approximately 6,000 of whom are full time employees. Our records indicate that 64 of our employees hold M.D. degrees, 163 hold Ph.D. degrees, and 431 hold masters or other postgraduate degrees. We believe that Covance's relations with its employees are good.

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

Item 2.    Properties

                Covance both owns and leases its facilities. Covance owns substantial facilities in the United States in Madison, Wisconsin, in Vienna, Virginia, in the United Kingdom in Harrogate and Leeds, and in Muenster, Germany for its early development services. Covance owns a substantial facility in Geneva, Switzerland and leases a substantial facility in the United States in Indianapolis, Indiana for its central laboratory services and leases facilities in Indianapolis, Indiana and Chantilly, Virginia for its bioanalytical services. Covance leases substantial facilities for its clinical development services in the United States in Princeton, New Jersey, and in the United Kingdom in Maidenhead and Horsham. Covance also owns or leases other facilities in the United States, Canada, Europe, Asia and Latin America. Covance believes that its facilities are adequate for its operations and that suitable additional space will be available when needed.

                For additional information, please see Note 11 to the audited consolidated financial statements included elsewhere in this Annual Report.

Item 3.    Legal Proceedings

                Covance is party to lawsuits and administrative proceedings incidental to the normal course of its business. Covance does not believe that any liabilities related to such lawsuits or proceedings will have a material effect on its financial condition, results of operations or cash flows.

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

Quarter	High	Low

First Quarter 2002	$22.95	$15.81

Second Quarter 2002	$21.30	$16.81

Third Quarter 2002	$20.49	$12.11

Fourth Quarter 2002	$25.00	$17.90

First Quarter 2003	$27.40	$20.75

Second Quarter 2003	$24.75	$16.35

Third Quarter 2003	$23.10	$17.78

Fourth Quarter 2003	$27.76	$22.30

                As of February 11, 2004, there were 5,889 holders of record of Covance's common stock.

                Covance has not paid any dividends during 2003 or 2002. Covance does not currently intend to pay dividends, but rather, currently intends to reinvest earnings in its business. Covance is also subject to certain restrictions on its ability to pay cash dividends on its common stock by certain covenants contained in a credit agreement to which Covance is a party.

Item 6.    Selected Financial Data

                The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 2003, 2002, 2001, 2000 and 1999. This data has been derived from the audited consolidated financial statements of Covance. You should read this selected historical consolidated financial data in conjunction with Covance's audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report. Historical consolidated financial data may not be indicative of Covance's future performance. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                The information provided below is on an "as reported" basis and has not been revised to exclude the results of our biomanufacturing and packaging operations, which were divested on June 15, 2001 and February 14, 2001, respectively. The information below also includes special charges recorded during all periods presented, as well as the net gain on sale of businesses recorded during 2001.

	Year Ended December 31
	2003	2002		2001		2000		1999
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenues	$940,300	$883,074		$855,877	(b)	$868,087	(b)	$828,980
Reimbursable out-of-pockets	33,910	41,623		40,167		48,298		43,093

Total revenues	974,210	924,697		896,044		916,385		872,073

Costs and expenses:
Cost of revenue	634,722	612,465		618,119		625,595		553,283
Reimbursed out-of-pocket expenses	33,910	41,623		40,167		48,298		43,093
Selling, general and administrative	143,179	133,508		127,211		131,158		128,003
Depreciation and amortization	45,824	42,434		47,719		54,200		48,147
Special charges	—	—		8,178	(c)	12,514	(c)	12,968 (c)

Total	857,635	830,030		841,394		871,765		785,494

Income from operations	116,575	94,667		54,650	(d)	44,620	(d)	86,579

Other expense (income), net:
Interest expense, net	191	831		6,848		19,051		10,062
Foreign exchange transaction losses	683	3,395		263		598		57
Net gain on sale of businesses	—	—		(30,803	)(e)	—		—

Other expense (income), net	874	4,226		(23,692)		19,649		10,119

Income before taxes and equity investee earnings	115,701	90,441		78,342		24,971		76,460
Taxes on income	40,021	26,658	(a)	30,442		9,735		30,642
Equity investee earnings	456	—		—		—		—

Net income	$76,136	$63,783	(a)	$47,900	(f)	$15,236	(f)	$45,818

Basic earnings per share	$1.23	$1.06		$0.81		$0.27		$0.78
Diluted earnings per share	$1.21	$1.03	(a)	$0.79	(f)	$0.27	(f)	$0.78

Balance Sheet Data:
Working capital	$260,030	$130,951		$97,710		$(98,710)		$102,247
Total assets	$807,625	$677,003		$612,028		$771,091		$689,721
Long-term debt	$—	$—		$15,000		$17,224		$208,724
Stockholders' equity	$563,981	$431,667		$344,945		$265,751		$252,059

Other Financial Data:
Gross margin	32.5%	30.6%		27.8%		27.9%		33.3%
Operating margin	12.4%	10.7%		6.4%		5.1%		10.4%
Net income margin	8.1%	7.2%		5.6%		1.8%		5.5%

Current ratio	2.37	1.61		1.43		0.78		1.51
Debt to capital	0.00	0.00		0.04		0.49		0.48
Book value per share	9.02	7.13		5.77		4.60		4.42
Net days sales outstanding	45	41		41		54		52

  (a)
  Excluding the $6.5 million reduction in our income tax reserve, taxes on income, net income and diluted earnings per share would have been $33,158, $57,283 and $0.93, respectively.

  (b)
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

  (f)
  Excluding 1) the results of our packaging and biomanufacturing operations, 2) reduced interest expense from the applications of the net proceeds from these divestitures to reduce outstanding indebtedness, 3) the net gain recorded in connection with these divestitures, 4) special charges, and 5) goodwill amortization, net income and diluted earnings per share for 2001 would have been $38,027 and $0.63, respectively, and in 2000 would have been $28,806 and $0.50, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

                Covance is a leading drug development services company providing a wide range of early stage and late stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two reportable segments for financial reporting purposes: early development services, which includes preclinical and Phase I clinical service offerings; and late-stage development services, which includes central laboratory, clinical development, periapproval, central ECG diagnostic services, and health care economic and reimbursement services. Although each segment has separate services within it, they can be combined in joint service offerings and we believe clients increasingly are interested in the opportunities for such combined services. Covance believes it is one of the largest drug development services companies, based on annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe this enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

Critical Accounting Policies

                Covance's consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States ("GAAP"), which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

                Revenue Recognition.    Covance recognizes revenue either as services are performed or products are delivered, depending upon the nature of the work contracted. Historically, a majority of Covance's net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Service contracts generally take the form of fee-for-service or fixed-price arrangements. In the case of fee-for-service contracts, revenue is recognized as services are performed, based upon, for example, hours worked or samples tested. For long-term fixed-price service contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. In some cases, for multi-year contracts, a portion of the contract fee is paid at the time the trial is initiated. These advances are deferred and recognized as revenue as services are performed, as discussed above. Additional payments may be made based upon the achievement of performance-based milestones over the contract duration. Most contracts are terminable by the client either immediately or upon notice. These contracts typically require payment to Covance of expenses to wind down the study, fees earned to date and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profits that could have been earned by Covance under the contract if it had not been terminated early. Termination fees are included in net revenues when realization is assured.

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

                Taxes on Income.    Since Covance conducts operations on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance's profits are further impacted by changes in the tax rates of the various jurisdictions. In particular, as the geographic mix of Covance's pre-tax earnings among various tax jurisdictions changes, Covance's effective tax rate may vary from period to period. Covance has established, and periodically reevaluates, an estimated income tax reserve on its consolidated balance sheet to provide for the possibility of adverse outcomes in income tax proceedings. While Covance believes that it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is possible that changes in estimates in the future could cause Covance to either materially increase or reduce the carrying amount of its income tax reserve. In addition, Covance's policy is to provide income taxes on earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Taxes have not been provided on accumulated foreign unremitted earnings totaling $127.0 million as of December 31, 2003 because Covance currently intends to leave these earnings invested in those countries. If Covance were to repatriate these earnings, or a portion of these earnings, Covance might incur a significant income tax liability.

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

                Covance performs an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. Covance assesses fair value based upon its best estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The test performed for 2003 did not identify any instances of impairment. However, changes in expectations as to the present value of the reporting unit's future cash flows might impact subsequent years' assessments of impairment.

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

Foreign Currency Risks

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

                The second risk results from the passage of time between the invoicing of customers under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary's local currency, Covance recognizes a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in Covance receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by Covance as a foreign currency transaction gain or loss, as applicable, and is reported in other expense (income) in Covance's Consolidated Statements of Income. Foreign currency transaction losses for the year ended December 31, 2003 were $0.7 million.

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

Operating Expenses and Reimbursable Out-of-Pockets

                Covance segregates its recurring operating expenses among four categories: cost of revenue; reimbursed out-of-pocket expenses; selling, general and administrative expenses; and depreciation and amortization. Cost of revenue includes direct labor and related benefits, other direct costs, shipping and handling fees, and an allocation of facility charges and information technology costs, and excludes depreciation and amortization. Cost of revenue, as a percentage of net revenues, tends and is expected to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving hundreds of studies conducted during any period of time. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs, and excludes depreciation and amortization.

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

Results of Operations

                Year Ended December 31, 2003 Compared with Year Ended December 31, 2002.    Net revenues increased 6.5% to $940.3 million for 2003 from $883.1 million for 2002. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 2.8% as compared to 2002. Net revenues from Covance's early development segment grew 11.9%, or 8.2% excluding the impact of foreign exchange rate variances between both periods, on strong performance in our North American and European toxicology, chemistry and Phase I clinical services. Net revenues from Covance's late-stage development segment increased 2.6%, but decreased 1.1% excluding the impact of foreign exchange rate variances between both periods. Growth in our late-stage development segment was negatively impacted by a shift in the mix of our Phase IV backlog to longer-term studies which negatively affected current period net revenues, and also due to weak first half 2003 net orders in our central laboratory.

                Cost of revenue increased 3.6% to $634.7 million or 67.5% of net revenues for the year ended December 31, 2003 as compared to $612.5 million or 69.4% of net revenues for the corresponding 2002 period. Gross margins improved 190 basis points to 32.5% for the year ended December 31, 2003 from 30.6% for the corresponding 2002 period, on process improvements and cost controls, especially in our central laboratory and across most of our early development service offerings.

                Overall, selling, general and administrative expenses increased 7.2% to $143.2 million for 2003 from $133.5 million for 2002. As a percentage of net revenues, selling, general and administrative expenses increased 10 basis points to 15.2% for 2003 from 15.1% for 2002.

                Depreciation and amortization increased 8.0% to $45.8 million or 4.9% of net revenues for 2003 from $42.4 million or 4.8% of net revenues for 2002.

                Income from operations increased 23.1% to $116.6 million or 12.4% of net revenues for 2003 from $94.7 million or 10.7% of net revenues for the corresponding 2002 period. Income from operations from Covance's early development segment increased $16.6 million or 24.9% to $83.3 million or 20.3% of net revenues for the year ended December 31, 2003 from $66.7 million or 18.1% of net revenues for the corresponding 2002 period, primarily driven by strong performance in our North American and European toxicology, chemistry, and Phase I services. Income from operations from Covance's late-stage development segment increased $6.2 million or 8.6% to $79.2 million or 15.0% of net revenues for 2003 from $73.0 million or 14.2% of net revenues for the corresponding 2002 period, primarily driven by process improvements in our central laboratory and clinical development services, partially offset by softness in our Phase IV service offering from lower revenues. Corporate expense increased $1.0 million to $46.0 million or 4.9% of net revenues for 2003 from $45.0 million or 5.1% of net revenues for 2002.

                Other expense, net decreased $3.4 million to $0.9 million for 2003 from $4.2 million for 2002. The weakening of the U.S. dollar during the year ended December 31, 2002 drove foreign exchange transaction losses totaling $3.4 million as compared to losses totaling only $0.7 million for the comparable 2003 period. Also contributing to the decrease was a $0.6 million reduction in net interest expense.

                Covance's effective tax rate for the year ended December 31, 2003 was 34.6% as compared to 29.5% for the corresponding 2002 period. Covance's 2002 effective tax rate reflects the reversal of a $6.5 million income tax reserve relating primarily to the favorable settlement of a longstanding multi-year foreign income tax audit. Excluding the effect of this adjustment, Covance's effective tax rate for the year ended December 31, 2002 was 36.7%. The 210 basis point reduction in Covance's effective tax rate during 2003 (excluding this 2002 adjustment) is attributable to a number factors, including the mix of our pre-tax earnings across various tax jurisdictions, recently enacted research and development tax credits in the United Kingdom, and other initiatives.

                Covance has a minority equity position (approximately 22% at December 31, 2003) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the year ended December 31, 2003, Covance recognized income of $0.5 million, representing its pro rata share of BITI's earnings.

                Net income of $76.1 million for the year ended December 31, 2003 increased $12.4 million or 19.4% as compared to $63.8 million for the corresponding 2002 period. Excluding the $6.5 million income tax reserve reversal discussed above, net income increased $18.9 million or 32.9% as compared to the corresponding 2002 period.

                Year Ended December 31, 2002 Compared with Year Ended December 31, 2001.    The following table presents the results for the years ended December 31, 2002 and 2001 on both a GAAP and a pro forma basis. The presentation of pro forma results is intended to assist the reader in analyzing the results for the periods on what management believes to be a more comparable (i.e., like-on-like) basis. Pro forma adjustments have been made 1) for a $6.5 million reduction in our income tax reserve and provision recorded in 2002, 2) to reflect the sale of our packaging and biomanufacturing operations as if these transactions had occurred on January 1, 2001, 3) for a restructuring charge totaling $8.2 million ($5.0 million net of tax) recorded in 2001, and 4) for goodwill amortization in 2001 totaling $3.6 million ($2.9 million net of tax), in accordance with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

	Reconciliation of GAAP Results to Pro Forma Results
	December 31, 2002			December 31, 2001
	GAAP	Remove Income Tax Reserve Reversal	Pro Forma	GAAP	Remove Impact of Divested Businesses	Remove Restruc- turing Charge	Remove Goodwill Amorti- zation	Pro Forma
	(Dollars in thousands)
Net revenues:

Early Development	$367,542	$—	$367,542	$311,143	$—	$—	$—	$311,143

Late-stage Development	515,532	—	515,532	544,734	(55,612)	—	—	489,122

Total net revenues	883,074	—	883,074	855,877	(55,612)	—	—	800,265

Cost of revenue	612,465	—	612,465	618,119	(44,049)	—	—	574,070

Selling, general and administrative	133,508	—	133,508	127,211	(4,478)	—	—	122,733

Depreciation and amortization	42,434	—	42,434	47,719	(4,768)	—	3,551	46,502

Income from operations:

Early Development	66,682	—	66,682	47,963	—	586	524	49,073

Late-stage Development	72,979	—	72,979	33,166	(2,317)	7,592	3,027	41,468

Corporate expenses	(44,994)	—	(44,994)	(26,479)	—	—	—	(26,479)

Total income from operations	94,667	—	94,667	54,650	(2,317)	8,178	3,551	64,062

Other expense (income), net	4,226	—	4,226	(23,692)	26,095	—	—	2,403

Net income	$63,783	$(6,500)	$57,283	$47,900	$(17,716)	$4,985	$2,858	$38,027

                Net revenues increased 3.2% to $883.1 million for 2002 from $855.9 million for 2001. The 2001 period includes revenues from Covance's biomanufacturing operations through June 15, 2001 and revenues from Covance's packaging operations through February 14, 2001 which aggregated $55.6 million. On a pro forma basis, net revenues increased $82.8 million or 10.3% from $800.3 million for 2001. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 8.5% on a pro forma basis, as compared to 2001. Net revenues from Covance's early development segment grew 18.1%, or 16.6% excluding the impact of foreign exchange rate variances between both periods, driven primarily by growth in our toxicology service offering. On a GAAP basis, revenue from Covance's late-stage development segment declined $29.2 million or 5.4% to $515.5 million from $544.7 million. On a pro forma basis, excluding the net revenues from the businesses divested in 2001, net revenues from Covance's late-stage development segment increased 5.4%, or 3.4% excluding the impact of foreign exchange rate variances between both periods. The modest late-stage development revenue growth, in part, resulted from our strategy to first improve our operating margins by an increased focus on contract selectivity in our Phase II/III services, and the slower conversion of our backlog to revenue in our central laboratory business during the first half of 2002.

                Cost of revenue, decreased 0.9% to $612.5 million or 69.4% of net revenues for the year ended December 31, 2002 as compared to $618.1 million or 72.2% of net revenues for the corresponding 2001 period. Gross margins were 30.6% for the year ended December 31, 2002, up from 27.8% for the corresponding 2001 period. The 2001 period includes cost of revenue from Covance's biomanufacturing and packaging operations totaling $44.0 million. On a pro forma basis, cost of revenue in 2001 totaled $574.1 million and gross margins were 28.3%. Also, the 2001 period includes higher investment spending on internet initiatives and lower margins on bioanalytical services.

                Overall, selling, general and administrative expenses increased 5.0% to $133.5 million for 2002 from $127.2 million for 2001. As a percentage of net revenues, selling, general and administrative expenses increased to 15.1% for 2002 from 14.9% for 2001. The 2001 period includes selling, general and administrative expenses from Covance's biomanufacturing and packaging operations totaling $4.5 million. On a pro forma basis, selling, general and administrative expenses for the 2001 period totaled $122.7 million, or 15.3% of net revenues.

                Depreciation and amortization decreased 11.1% to $42.4 million or 4.8% of net revenues for 2002 from $47.7 million or 5.6% of net revenues for 2001, due primarily to the divestiture of our capital intensive biomanufacturing and packaging businesses in the first half of 2001, and the implementation of SFAS No. 142 in the first quarter of 2002, which has eliminated the amortization of goodwill. Depreciation and amortization from our divested biomanufacturing and packaging operations included in the 2001 period totaled $4.8 million. Goodwill amortization included in the 2001 period totaled $3.6 million. On a pro forma basis, depreciation and amortization increased 7.7% over 2001.

                Income from operations increased 73.2% to $94.7 million for 2002 from $54.7 million for the corresponding 2001 period. Income from operations from Covance's early development segment increased $18.7 million or 39.0% to $66.7 million or 18.1% of net revenues for the year ended December 31, 2002 from $48.0 million or 15.4% of net revenues for the corresponding 2001 period, primarily driven by growth in our toxicology services offering. Income from operations from Covance's late-stage development segment increased $39.8 million or 120.0% to $73.0 million or 14.2% of net revenues for 2002 from $33.2 million or 6.1% of net revenues for the corresponding 2001 period. Corporate expenses increased $18.5 million to $45.0 million or 5.1% of net revenues for 2002 from $26.5 million or 3.3% of net revenues for 2001. The increase is primarily attributable to the centralization of information technology infrastructure in 2002 and investments made therein, increased marketing and higher variable compensation expenses.

                The 2001 period includes income from operations from our divested biomanufacturing and packaging operations totaling $2.3 million, a restructuring charge totaling $8.2 million and goodwill amortization totaling $3.6 million. On a pro forma basis, income from operations increased 47.8% to $94.7 million for 2002 from $64.1 million for 2001. As a percentage of net revenues on a pro forma basis, income from operations increased to 10.7% for 2002 from 8.0% for 2001. On a pro forma basis, income from operations from Covance's early development segment increased $17.6 million or 35.9% to $66.7 million, as compared to $49.1 million for 2001. On a pro forma basis, income from operations from Covance's late-stage development segment increased $31.5 million or 76.0% to $73.0 million as compared to $41.5 million for 2001, primarily driven by growth in our toxicology service offering. The increase in late-stage development operating income on a pro forma basis was due to Covance's continued focus on margin improvements in our Phase II/III services, increased volume in our Phase III and central laboratory services during the second half of 2002, and margin growth in our commercialization services.

                Other expense, net for the year ended December 31, 2002 totaled $4.2 million as compared to other income, net for the 2001 period totaling $23.7 million. Other income, net for the 2001 period includes a $30.8 million net pre-tax gain on the sale of our packaging and biomanufacturing operations, offset by interest expense totaling $4.7 million related to these divested businesses. On a pro forma basis, other expense, net increased $1.8 million to $4.2 million for 2002 from $2.4 million for 2001, due primarily to a $0.7 million reduction in interest expense resulting from lower weighted average borrowings under our long-term credit facility, partially offset by a $3.1 million increase in foreign exchange transaction losses, as a result of the weakening U.S. dollar.

                Covance's effective tax rate for the year ended December 31, 2002 was 29.5% as compared to 38.9% for the corresponding 2001 period. Covance's 2002 effective tax rate reflects the reversal of a $6.5 million income tax reserve due to a change in estimate relating primarily to the favorable settlement of a longstanding multi-year foreign income tax audit. Excluding the effect of this adjustment, Covance's effective tax rate for the year ended December 31, 2002 was 36.7%. The pro forma effective tax rate for the 2001 period was 38.3%.

                Net income was $63.8 million for the year ended December 31, 2002 versus $47.9 million for 2001. Net income for the 2001 period includes the net after-tax impact from the divestiture of our biomanufacturing and packaging operations totaling $17.7 million; the after-tax impact of a restructuring charge totaling $5.0 million; and the after-tax impact of goodwill amortization totaling $2.9 million. On a pro forma basis, net income increased 50.6% or $19.3 million to $57.3 million for the year ended December 31, 2002 as compared to $38.0 million for the corresponding 2001 period.

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

                The following table presents unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 2003. In the opinion of Covance, the information in the table below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included elsewhere in this Annual Report. Operating results for any quarter are not necessarily indicative of the results that may be reported in any future period.

	Quarter Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002(a)		June 30, 2002	Mar. 31, 2002
	(Dollars in thousands, except per share data)

Net revenues	$241,112	$231,954	$233,838	$233,396	$234,318	$220,968		$219,206	$208,582
Reimbursable out-of-pockets	7,853	7,897	8,507	9,653	11,376	9,924		10,623	9,700

Total revenues	248,965	239,851	242,345	243,049	245,694	230,892		229,829	218,282

Costs and expenses:
Cost of revenue	161,205	154,789	157,708	161,020	159,541	152,568		152,297	148,059
Reimbursed out-of-pocket expenses	7,853	7,897	8,507	9,653	11,376	9,924		10,623	9,700
Selling, general and administrative	36,928	36,109	36,522	33,620	34,827	33,201		34,215	31,265
Depreciation and amortization	11,950	11,263	11,452	11,159	11,794	10,329		10,205	10,106

Total	217,936	210,058	214,189	215,452	217,538	206,022		207,340	199,130

Income from operations	31,029	29,793	28,156	27,597	28,156	24,870		22,489	19,152
Other expense (income), net	329	340	111	94	1,562	801		1,689	174

Income before taxes	30,700	29,453	28,045	27,503	26,594	24,069		20,800	18,978
Taxes on income	10,363	10,035	9,861	9,762	9,574	2,186(a	)	7,698	7,200
Equity investee earnings	117	92	70	177	—	—		—	—

Net income	$20,454	$19,510	$18,254	$17,918	$17,020	$21,883(a	)	$13,102	$11,778

Basic earnings per share	$0.33	$0.32	$0.30	$0.29	$0.28	$0.36(a	)	$0.22	$0.20
Diluted earnings per share	$0.32	$0.31	$0.29	$0.28	$0.27	$0.36(a	)	$0.21	$0.19

(a)
2002 amounts include the reversal of a one-time $6.5 million income tax reserve during the third quarter of 2002 relating primarily to the favorable settlement of a longstanding multi-year foreign income tax audit. Excluding the reversal of this reserve, taxes on income, net income, basic earnings per share and diluted earnings per share would have been $8,686, $15,383, $0.25 and $0.25, respectively.

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

                Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance believes cash from operations will provide sufficient liquidity for the foreseeable future. In addition, Covance has access to additional cash through its $150 million senior revolving credit facility (the "Credit Facility"). Although the Credit Facility expires in June 2004, Covance is confident that should it decide to enter into a replacement credit facility, it will be able to do so on satisfactory terms. At December 31, 2003, there were no outstanding borrowings and $2.2 million of outstanding letters of credit under the Credit Facility. At December 31, 2003, Covance has a remaining availability under the Credit Facility of $147.8 million of which $22.8 million remains available for letters of credit. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin. Costs associated with replacing the previous credit facility in June 2001, consisting primarily of bank fees totaling $1.7 million, are being amortized to interest expense over the three year facility term. The Credit Facility contains various covenants, which among other things, restrict certain uses of cash such as certain restrictions on its ability to pay cash dividends on the Covance common stock. At December 31, 2003, Covance was in compliance with the terms of its Credit Facility. Commitment fees for the year ended December 31, 2003 under the Credit Facility were 0.5 percent of the undrawn balance of the Credit Facility and approximated $0.8 million. The Credit Facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries.

                As discussed in Note 11 to the audited consolidated financial statements included elsewhere in this Annual Report, and as set forth in the table below, Covance is obligated under non-cancelable operating leases, primarily for its offices and laboratory facilities. Covance is also obligated under outsourcing agreements related to certain aspects of its information technology and human resources support functions, which is reflected as purchase obligations in the table below. Actual amounts paid under these outsourcing agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables. In addition, early termination of these outsourcing agreements by Covance could result in the payment of termination fees which are not reflected in the table below.

	Payments due by period
Contractual Obligations	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years
	(dollars in thousands)

Operating Leases	$137,575	$27,568	$36,003	$27,451	$46,553
Purchase Obligations	172,743	26,533	59,556	47,361	39,293

Total	$310,318	$54,101	$95,559	$74,812	$85,846

                During the year ended December 31, 2003, Covance's operations provided net cash of $140.2 million, an increase of $16.3 million from the corresponding 2002 period. The change in net operating assets used $11.7 million in cash during 2003, primarily due to a decrease in accrued liabilities and unearned revenue, while this net change used $12.7 million in cash during 2002, primarily due to a decrease in unearned revenue. Covance's ratio of current assets to current liabilities was 2.37 at December 31, 2003 and 1.61 at December 31, 2002.

                Investing activities for the year ended December 31, 2003 used $62.6 million compared to using $69.6 million for the corresponding 2002 period. Capital spending for 2003 totaled $62.6 million, and included the purchase of our previously leased Geneva facility in September 2003 for $18.8 million, expansion and enhancement of our Harrogate, England facility, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees. Capital spending for the corresponding 2002 period totaled $66.8 million, and was primarily for the expansion of Covance's toxicology capacity, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees. Investing activities for 2002 also include the July 2002 acquisition of Virtual Central Laboratory b.v. for a gross cash payment of $3.0 million.

                Financing activities for the year ended December 31, 2003 provided $11.8 million and consisted primarily of $27.7 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan, partially offset by the purchase into treasury of 722,209 shares of common stock for an aggregate cost of $15.9 million, primarily in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in February 2003. Financing activities for the year ended December 31, 2002 used $17.8 million for the purchase into treasury of 1,024,550 shares of common stock for an aggregate cost of $16.6 million, primarily pursuant to a Board of Directors authorized 3,000,000 share buyback program, and repayments under the Credit Facility totaling $15.0 million, offset by $13.9 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan.

                At December 31, 2003, Covance's cash balances increased by $95.7 million to $171.6 million from $75.9 million at December 31, 2002.

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

Forward Looking Statements.    Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company's ability to increase profitability of its clinical development services and to increase order volume in central laboratory and commercialization services, and continued growth in demand for bioanalytical services and Covance's ability to provide these services on a large scale basis, and other factors described in Covance's filings with the Securities and Exchange Commission, including, without limitation, this Annual Report on Form 10-K.

Risk Factors

                This section discusses various risk factors that are attendant with our business and the provision of our services. If the events outlined below were to occur individually or in the aggregate, our business, results of operations, financial condition, and cash flows could be materially adversely affected.

Changes in government regulation or in practices relating to the pharmaceutical industry could decrease the need for the services we provide.

                Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, could eliminate or substantially reduce the need for our services. Also, if government efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, our customers may spend less, or reduce their growth in spending on research and development. If health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their growth in spending on research and development.

Failure to comply with existing regulations could result in a loss of revenue or earnings or in increased costs.

                Any failure on our part to comply with applicable regulations could result in the termination of on-going research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to verify that patient participants were fully informed and have fully consented to a particular clinical trial, the data collected from that trial could be disqualified. If this were to happen, we could be contractually required to repeat the trial at no further cost to our customer, but at substantial cost to us.

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

We may not be able to successfully develop and market or acquire new services.

                We may seek to develop and market new services that complement or expand our existing business or expand our service offerings through acquisition. If we are unable to develop new services and/or create demand for those newly developed services, or expand our service offerings through acquisition, our future business, results of operations, financial condition, and cash flows could be adversely affected.

Our quarterly operating results may vary.

                Our operating results may vary significantly from quarter to quarter and are influenced by factors over which we have little control such as:

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
  •
  ability to acquire, process, analyze and report data in an accurate manner;
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

We rely on third parties for important services.

                We depend on third parties to provide us with services critical to our business. For instance, we have entered into an agreement with IBM to manage our information technology infrastructure including our computer and telephone network, e-mail system, help desks, computer support and data centers worldwide. The failure of any of these third parties to adequately provide the needed services could have a material adverse effect on our business.

Our revenues and earnings are exposed to exchange rate fluctuations.

                We derive a large portion of our net revenues from international operations. For the fiscal year ended December 31, 2003, we derived approximately 34% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Reliance on air transportation.

                Our central laboratories and, to a lesser extent, our other businesses, are heavily reliant on air travel for transport of clinical trial kits and other material and people, and a significant disruption to the air travel system could have a material adverse effect on our business.

Actions of animal rights extremists may affect our business.

                Our early development services utilize animals (predominantly rodents) in preclinical testing of the safety and efficacy of drugs and also breed and sell animals for biomedical research. Such activities are required for the development of new medicines and medical devices under regulatory regimes in the United States, Europe, Japan and other countries. Acts of vandalism and other acts by animal rights extremists who object to the use of animals in drug development could have a material adverse effect on our business.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

                Our $150.0 million credit facility is U.S. Dollar denominated and is not subject to transaction or translation exposure. Interest on all outstanding borrowings under this credit facility is based upon LIBOR plus a margin. We did not have any outstanding borrowings under our credit facility during any part of the year ended December 31, 2003.

                For the year ended December 31, 2003, approximately 34% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency" for a more detailed discussion of our foreign currency risks and exposures.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Stockholders
Covance Inc.

                We have audited the accompanying consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covance Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 in 2002.

MetroPark, New Jersey
January 22, 2004

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

(Dollars in thousands)	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$171,600	$75,913
Accounts receivable	156,799	159,368
Unbilled services	44,053	39,073
Inventory	39,926	40,472
Deferred income taxes	6,230	1,839
Prepaid expenses and other current assets	31,246	28,721

Total Current Assets	449,854	345,386
Property and equipment, net	284,413	258,407
Goodwill, net	56,876	56,805
Other assets	16,482	16,405

Total Assets	$807,625	$677,003

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$20,129	$24,123
Accrued payroll and benefits	50,433	57,803
Accrued expenses and other current liabilities	37,035	40,828
Unearned revenue	82,227	91,681

Total Current Liabilities	189,824	214,435
Deferred income taxes	36,776	16,432
Other liabilities	17,044	14,469

Total Liabilities	243,644	245,336

Commitments and Contingent Liabilities
Stockholders' Equity:
Preferred stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock—Par value $0.01 per share; 140,000,000 shares authorized; 66,345,070 and 63,661,060 shares issued and outstanding, including those held in treasury, at December 31, 2003 and 2002, respectively	663	637
Paid-in capital	199,534	147,745
Retained earnings	395,245	319,109
Accumulated other comprehensive income—
Cumulative translation adjustment	21,960	1,714
Treasury stock at cost (3,820,531 and 3,098,322 shares at December 31, 2003 and 2002, respectively)	(53,421)	(37,538)

Total Stockholders' Equity	563,981	431,667

Total Liabilities and Stockholders' Equity	$807,625	$677,003

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands, except per share data)	2003	2002	2001

Net revenues	$940,300	$883,074	$855,877
Reimbursable out-of-pockets	33,910	41,623	40,167

Total revenues	974,210	924,697	896,044

Costs and expenses:
Cost of revenue	634,722	612,465	618,119
Reimbursed out-of-pocket expenses	33,910	41,623	40,167
Selling, general and administrative	143,179	133,508	127,211
Depreciation and amortization	45,824	42,434	47,719
Special charges	—	—	8,178

Total costs and expenses	857,635	830,030	841,394

Income from operations	116,575	94,667	54,650

Other expense (income), net:
Interest expense	1,620	2,143	8,173
Interest income	(1,429)	(1,312)	(1,325)
Foreign exchange transaction loss, net	683	3,395	263
Net gain on sale of businesses	—	—	(30,803)

Other expense (income), net	874	4,226	(23,692)

Income before taxes and equity investee earnings	115,701	90,441	78,342
Taxes on income	40,021	26,658	30,442
Equity investee earnings	456	—	—

Net income	$76,136	$63,783	$47,900

Basic earnings per share	$1.23	$1.06	$0.81
Weighted average shares outstanding—basic	61,757,019	60,285,330	58,903,095

Diluted earnings per share	$1.21	$1.03	$0.79
Weighted average shares outstanding—diluted	63,081,457	61,641,367	60,430,060

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands)	2003	2002	2001
Cash flows from operating activities:
Net income	$76,136	$63,783	$47,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,824	42,434	47,719
Stock issued under employee benefit and stock compensation plans	12,992	11,672	12,509
Deferred income tax provision	15,953	16,656	1,164
Net gain on sale of businesses	—	—	(30,803)
Restructuring charge, net of cash paid	—	—	7,287
Other	923	2,036	1,399
Changes in operating assets and liabilities, net of businesses acquired and sold:
Accounts receivable	2,569	9,054	(25,798)
Unbilled services	(4,980)	1,822	746
Inventory	546	(4,341)	(8,542)
Accounts payable	(3,994)	2,867	(4,020)
Accrued liabilities	(10,523)	11,689	(9,555)
Unearned revenue	(9,454)	(25,175)	25,627
Income taxes payable	—	(2,739)	2,334
Other assets and liabilities, net	14,173	(5,876)	(964)

Net cash provided by operating activities	140,165	123,882	67,003

Cash flows from investing activities:
Capital expenditures	(62,639)	(66,784)	(78,136)
Acquisition of business, net of cash acquired	—	(2,796)	—
Proceeds from sale of businesses	—	—	251,059
Other, net	39	11	73

Net cash (used in) provided by investing activities	(62,600)	(69,569)	172,996

Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	27,685	13,874	17,157
Purchase of treasury stock	(15,883)	(16,631)	(1,000)
Net repayments under revolving credit facility	—	(15,000)	(209,000)
Repayments of debt	—	—	(18,723)

Net cash provided by (used in) financing activities	11,802	(17,757)	(211,566)

Effect of exchange rate changes on cash	6,320	3,953	(220)

Net change in cash and cash equivalents	95,687	40,509	28,213

Cash and cash equivalents, beginning of year	75,913	35,404	7,191

Cash and cash equivalents, end of year	$171,600	$75,913	$35,404

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2000	$598	$92,572	$207,426	$(14,938)		$(19,907)	$265,751

Comprehensive income:
Net income	—	—	47,900	—	$47,900	—	47,900
Currency translation adjustment	—	—	—	2,628	2,628	—	2,628

Total comprehensive income	—	—	—	—	$50,528	—	—

Shares issued under various employee benefit and stock compensation plans	11	15,643	—	—		—	15,654
Stock option exercises	10	14,002	—	—		—	14,012
Treasury stock, at cost	—	—	—	—		(1,000)	(1,000)

Balance, December 31, 2001	619	122,217	255,326	(12,310)		(20,907)	344,945

Comprehensive income:
Net income	—	—	63,783	—	$63,783	—	63,783
Currency translation adjustment	—	—	—	14,024	14,024	—	14,024

Total comprehensive income	—	—	—	—	$77,807	—	—

Shares issued under various employee benefit and stock compensation plans	9	14,349	—	—		—	14,358
Stock option exercises	9	11,179	—	—		—	11,188
Treasury stock, at cost	—	—	—	—		(16,631)	(16,631)

Balance, December 31, 2002	637	147,745	319,109	1,714		(37,538)	431,667

Comprehensive income:
Net income	—	—	76,136	—	$76,136	—	76,136
Currency translation adjustment	—	—	—	20,246	20,246	—	20,246

Total comprehensive income	—	—	—	—	$96,382	—	—

Shares issued under various employee benefit and stock compensation plans	7	15,596	—	—		—	15,603
Stock option exercises	19	25,055	—	—		—	25,074
Tax effect of stock options exercised	—	11,138	—	—		—	11,138
Treasury stock, at cost	—	—	—	—		(15,883)	(15,883)

Balance, December 31, 2003	$663	$199,534	$395,245	$21,960		$(53,421)	$563,981

The accompanying notes are an integral part of these consolidated financial statements.

 COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

1. Organization

                Covance Inc. and its subsidiaries ("Covance") is a leading drug development services company providing a wide range of early stage and late stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. Covance's operations constitute two segments for financial reporting purposes. The first segment, early development services, includes preclinical and Phase I clinical service offerings. The second segment, late-stage development services, includes central laboratory, clinical development, periapproval, central ECG diagnostic services, and healthcare economic and reimbursement services. Operations are principally focused in the United States and Europe.

2. Summary of Significant Accounting Policies

    Principles of Consolidation

                The consolidated financial statements include the accounts of all entities controlled by Covance, including through June 15, 2001, Covance Biotechnology Services Inc. ("Biomanufacturing"), a majority owned business. All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in affiliates in which Covance owns between 20 and 50 percent and does not have the ability to exercise significant influence. See Note 4.

    Use of Estimates

                These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

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

    Cash and Cash Equivalents

                Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at date of purchase and consist principally of amounts invested in money market funds.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

    Financial Instruments

                The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long and short-term debt approximate their carrying amounts as reported at December 31, 2003 and 2002.

                Accounts receivable and unbilled services represent amounts due from Covance customers who are concentrated primarily in the pharmaceutical and biotechnology industries. Covance endeavors to monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business. Although Covance customers are concentrated primarily within these two industries, management considers the likelihood of material credit risk as remote. In addition, in some cases Covance requires advance payment for a portion of the contract price from its customers upon the signing of a contract for services. These amounts are deferred and recognized as revenue as services are performed. Historically, bad debts have been immaterial.

    Inventory

                Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.

    Prepaid Expenses and Other Current Assets

                In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $14.5 million and $13.3 million at December 31, 2003 and 2002, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

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

    Goodwill and Impairment of Goodwill

                Effective January 1, 2002, in accordance with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, Covance ceased amortization of goodwill. Prior to January 1, 2002, goodwill (investment costs in excess of the fair value of net tangible and identifiable intangible assets acquired) was capitalized and amortized on a straight-line basis over the period expected to be benefited, which was generally twenty years or less, except for acquisitions prior to 1996 which were being amortized over forty years. Had amortization expense not been recorded for the year ended December 31, 2001, the impact on income from operations, net income and earnings per share would have been an increase of

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

$3.6 million, $2.9 million and $0.05 per share, respectively. SFAS No. 142 also outlines the requirements for annual goodwill impairment tests, and accordingly, Covance performs an annual test for impairment of goodwill. The annual test for impairment performed for 2003 did not identify any instances of impairment.

    Impairment of Long-Lived Assets

                Effective January 1, 2002, Covance assesses impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Assessments of the recoverability of long-lived assets are conducted when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the asset from the expected future undiscounted cash flows of related operations. No events have been identified that caused an evaluation of the recoverability of the long-lived assets for the years ended December 31, 2003, 2002 and 2001.

    Revenue Recognition

                Covance recognizes revenue either as services are performed or products are delivered, depending upon the nature of the work contracted. Historically, a majority of Covance's net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Service contracts generally take the form of fee-for-service or fixed-price arrangements. In the case of fee-for-service contracts, revenue is recognized as services are performed, based upon, for example, hours worked or samples tested. For long-term fixed-price service contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. In some cases, for multi-year contracts a portion of the contract fee is paid at the time the trial is initiated. These advances are deferred and recognized as revenue as services are performed, as discussed above. Additional payments may be made based upon the achievement of performance-based milestones over the contract duration. Most contracts are terminable by the client either immediately or upon notice. These contracts typically require payment to Covance of expenses to wind down the study, fees earned to date and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profits that could have been earned by Covance under the contract if it had not been terminated early. Termination fees are included in net revenues when realization is assured. In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as for travel, printing, meetings, couriers, etc.), for which it is reimbursed at cost, without mark-up or profit. Investigator fees are not reflected in total revenues or expenses where Covance acts in the capacity of an agent on behalf of the pharmaceutical company sponsor, passing through these costs without risk or reward to Covance. All other out-of-pocket costs are included in total revenues and expenses.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

    Costs and Expenses

                Cost of revenue includes direct labor and related benefit charges, other direct costs, shipping and handling fees, and an allocation of facility charges and information technology costs and excludes depreciation and amortization. Selling, general and administrative expenses primarily consist of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs and excludes depreciation and amortization. Advertising expense is recognized as incurred.

    Taxes on Income

                Covance uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in enacted tax rates is recognized in income in the period when the change is effective. See Note 7.

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

    Stock Based Compensation

                Covance has several stock-based compensation plans as described in Note 10. Effective January 1, 2003, Covance adopted SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide, among other things, prominent disclosure of the effects of the entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Covance intends to continue to follow the disclosure-only provisions of SFAS No. 123 and, accordingly, will continue to account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized.

                The fair value of the Covance stock options used to compute the net income and earnings per share disclosures required under SFAS No. 123 is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively: expected volatility of 44.9%, 47.1% and 47.7%; risk free interest rate of 3.42%, 4.71% and 4.74%; and an expected holding period of seven years.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

                While Covance does record compensation expense related to awards of stock, no compensation cost is recorded for option grants under Covance's stock option plans as all options granted under these plans are issued with an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2003, 2002 and 2001 had Covance applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to all of its stock-based employee compensation plans.

	2003	2002	2001
Net income, as reported	$76,136	$63,783	$47,900
Add: Stock award-based employee compensation included in reported net income, net of related tax effects	2,743	1,939	906
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,323)	(9,294)	(6,655)

Pro forma net income	$66,556	$56,428	$42,151

Earnings per share:
Basic—as reported	$1.23	$1.06	$0.81
Basic—pro forma	$1.08	$0.94	$0.72

Diluted—as reported	$1.21	$1.03	$0.79
Diluted—pro forma	$1.06	$0.92	$0.70

    Earnings Per Share ("EPS")

                Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued; computed under the treasury stock method in accordance with the requirements of SFAS No. 128, Earnings Per Share.

                In computing diluted EPS for the years ended December 31, 2003, 2002 and 2001, the denominator was increased by 1,324,438 shares, 1,356,037 shares and 1,526,965 shares, respectively, representing the dilutive effect of stock options outstanding at December 31, 2003, 2002 and 2001, with exercise prices less than the average market price of Covance's common stock during each respective period. Excluded from the computation of diluted EPS for the year ended December 31, 2003 were options to purchase 804,416 shares of common stock at prices ranging from $26.94 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2003. Excluded from the computation of diluted EPS for the year ended December 31, 2002 were options to purchase 3,035,281 shares of common stock at prices ranging from $18.98 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2002. Excluded from the computation of diluted EPS for the year ended December 31, 2001 were options to purchase 3,242,366 shares of common stock at prices ranging from $17.78 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2001.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

2. Summary of Significant Accounting Policies (Continued)

    Reimbursable Out-of-Pocket Expenses

                As discussed in Note 2 "Prepaid Expenses and Other Current Assets", Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 ("EITF 01-14"), Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, amounts paid to volunteers and other out-of- pocket costs are reflected in operating expenses, while the reimbursements received are reflected in revenues in the Consolidated Statements of Income. Covance will continue to exclude from revenue and expense in the Consolidated Statements of Income fees paid to investigators and the associated reimbursement since Covance acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.

    Supplemental Cash Flow Information

                Cash paid for interest for the years ended December 31, 2003, 2002 and 2001 totaled $0.9 million, $1.2 million and $9.0 million, respectively. Cash paid for income taxes for the years ended December 31, 2003, 2002 and 2001 totaled $16.6 million, $24.0 million and $24.0 million, respectively.

3. Property and Equipment

                Property and equipment at December 31, 2003 and 2002 consist of the following:

	2003	2002
Property and equipment at cost:
Land	$26,465	$24,390
Buildings and improvements	215,890	175,153
Equipment and vehicles	161,686	144,734
Computer hardware and software	150,662	136,590
Furniture, fixtures & leasehold improvements	72,933	66,458
Construction-in-progress	6,202	12,046

	633,838	559,371
Less: Accumulated depreciation and amortization	(349,425)	(300,964)

Property and equipment, net	$284,413	$258,407

                Depreciation and amortization expense aggregated $45.8 million, $42.4 million and $44.0 million for 2003, 2002 and 2001, respectively.

4. Investment in Affiliate

                Covance has a minority equity position (approximately 22% at December 31, 2003) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the year ended December 31, 2003, Covance recognized

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

4. Investment in Affiliate (Continued)

income of $0.5 million, representing its pro rata share of BITI's earnings. The carrying value of Covance's investment in BITI as of December 31, 2003 was $0.5 million while the fair market value was $14.7 million.

5. Goodwill

                Effective January 1, 2002, in accordance with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, Covance ceased amortization of goodwill. Goodwill, net of accumulated amortization of $17.7 million, aggregated $56.9 million and $56.8 million at December 31, 2003 and 2002, respectively. Amortization expense aggregated $3.7 million for 2001. Early development segment goodwill, net of accumulated amortization totaled $6.7 million at both December 31, 2003 and 2002. Late-stage development segment goodwill, net of accumulated amortization totaled $50.2 million and $50.1 million at December 31, 2003 and 2002, respectively.

6. Acquisitions and Divestitures

                In July 2002, Covance acquired the stock of Virtual Central Laboratory b.v. (now known as Covance Virtual Central Laboratory b.v.) for a cash payment of $3.0 million. The goodwill resulting from this transaction aggregated $2.7 million.

                On June 15, 2001, Covance sold its biomanufacturing business ("Biomanufacturing") to Akzo Nobel's pharma business unit, Diosynth, for gross proceeds of $113.6 million. Covance recognized a pre-tax loss of $7.5 million ($4.5 million after tax) from this transaction. Covance used the net proceeds from the sale of approximately $95 million to reduce borrowings under its senior revolving credit facility.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

7. Taxes on Income

                The components of income before taxes and the related provision (benefit) for taxes on income for 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Income before taxes and equity investee results:
Domestic	$63,838	$53,564	$17,090
International	51,863	36,877	61,252

Total	$115,701	$90,441	$78,342

Federal income taxes:
Current provision	$11,914	$6,251	$8,839
Deferred provision	10,228	6,162	1,549
International income taxes:
Current provision	11,288	8,501	15,835
Deferred provision	2,279	1,229	409
State and other income taxes:
Current provision	2,851	3,635	3,589
Deferred provision	1,461	880	221

Net income tax provision	$40,021	$26,658	$30,442

                The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Taxes at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	2.4	3.2	3.2
Goodwill amortization	—	—	1.0
Impact of international operations	(3.9)	(3.5)	(2.4)
Reduction of income tax reserve	—	(7.2)	—
Other, net	1.1	2.0	2.1

Total	34.6%	29.5%	38.9%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

7. Taxes on Income (Continued)

                The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Current deferred tax assets:
Liabilities not currently deductible	$5,775	$727
Net operating loss carryforwards	—	657
Other	455	455

Current deferred tax assets	$6,230	$1,839

Noncurrent deferred tax assets:
Liabilities not currently deductible	$2,124	$4,265
Less: Valuation allowance	—	(1,212)

Net noncurrent deferred tax assets	2,124	3,053
Noncurrent deferred tax liabilities:
Property and equipment	(38,900)	(19,485)

Net noncurrent deferred tax liabilities	$(36,776)	$(16,432)

                The $19.4 million increase in the non-current deferred tax liability is due to accelerated depreciation deductions for income tax purposes on assets acquired in the United States and the United Kingdom.

                During the third quarter of 2002, Covance recognized a tax benefit of $6.5 million resulting from favorable income tax developments, relating primarily to the settlement of a longstanding foreign income tax audit.

                Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Taxes have not been provided on the remaining $127.0 million of accumulated foreign unremitted earnings because those earnings are expected to remain invested indefinitely. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance.

8. Long-Term Debt

                On June 28, 2001, Covance replaced its credit facility with a new $150.0 million senior revolving credit facility (the "Credit Facility") which expires in June 2004. During the year ended December 31, 2003 and at both December 31, 2003 and 2002, there were no outstanding borrowings under the Credit Facility. At December 31, 2003 and 2002, there were $2.2 million and $1.6 million, respectively, of outstanding letters of credit, under the Credit Facility. At December 31, 2003, Covance has a remaining availability under the Credit Facility of $147.8 million of which $22.8 million remains available for letters of credit. Interest on all outstanding borrowings under Covance's Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin and approximated 3.28% and 7.21% per annum for the years ended December 31, 2002 and 2001, respectively. Costs associated with replacing the senior revolving credit facility, consisting primarily of bank fees totaling $1.7 million, are being amortized over the three year term of the Credit Facility.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

8. Long-Term Debt (Continued)

                The Credit Facility contains various covenants, which among other things, restrict certain uses of cash such as certain restrictions on Covance's ability to pay cash dividends on the Covance common stock. At December 31, 2003, Covance was in compliance with the terms of its Credit Facility. Commitment fees paid during 2003, 2002 and 2001, which under the prior senior revolving credit facility were 0.5 percent of the revolving committed amount, and under the new Credit Facility were 0.5 percent of the undrawn balance of the Credit Facility, approximated $0.8 million, $0.7 million, and $1.0 million, respectively. The Credit Facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries.

9. Employee Benefit Plans

                Covance sponsors various pension and other post-retirement benefit plans.

    Defined Benefit Pension Plans

                Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded while the UK plans are funded. Covance's funding policy has been to contribute annually a fixed percentage of the eligible employee's salary at least equal to the local statutory funding requirements. Pension plan assets are administered by the plans' trustees and are principally invested in equity and fixed income securities. The components of net periodic pension expense for these plans for 2003, 2002 and 2001 are as follows:

	United Kingdom Plans			German Plan
	2003	2002	2001	2003	2002	2001
Components of Net Periodic Pension Cost:
Service cost	$4,198	$3,844	$3,924	$251	$238	$173
Interest cost	3,773	2,905	2,562	207	159	119
Expected return on plan assets	(3,222)	(2,518)	(2,484)	—	—	—
Amortization of net actuarial loss	1,185	142	(58)	6	5	4
Participant contributions	(1,852)	(1,392)	(1,289)	—	—	—

Net periodic pension cost	$4,082	$2,981	$2,655	$464	$402	$296

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.00%	6.50%	6.25%	5.75%	6.00%	6.00%
Expected rate of return on assets	6.00%	6.50%	6.25%	n/a	n/a	n/a
Salary increases	3.50%	3.50%	3.50%	3.00%	3.25%	3.50%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

9. Employee Benefit Plans (Continued)

                The change in the projected benefit obligation and plan assets and a reconciliation of the funded status of the plans to the amounts reported in the consolidated balance sheets as of December 31, 2003 and 2002 is as follows:

	United Kingdom Plans		German Plan
	2003	2002	2003	2002
Change in Projected Benefit Obligation:
Benefit obligation beginning of year	$61,856	$44,439	$3,050	$2,215
Service cost	4,198	3,844	251	238
Interest cost	3,773	2,905	207	159
Actuarial loss (gain)	3,192	5,533	(99)	155
Benefits paid	(1,177)	(472)	(72)	(43)
Foreign currency exchange rate changes	7,578	5,607	607	326

Benefit obligation end of year	$79,420	$61,856	$3,944	$3,050

Change in Fair Value of Assets:
Fair value of plan assets beginning of year	$50,530	$36,622	$—	$—
Covance contributions	3,008	15,632	—	—
Employee contributions	1,749	1,392	—	—
Actual return on plan assets	7,872	(7,229)	—	—
Benefits paid	(1,177)	(472)	—	—
Foreign currency exchange rate changes	6,472	4,585	—	—

Fair value of plan assets end of year	$68,454	$50,530	$—	$—

Reconciliation of Funded Status of the Plans to Balance Sheet Position:
Funded status—over (under) funded	$(10,966)	$(11,326)	$(3,944)	$(3,050)
Unrecognized net actuarial loss	24,453	24,541	—	298

Balance sheet position—prepaid (accrued)	$13,487	$13,215	$(3,944)	$(2,752)

Assumptions Used to Determine Benefit Obligations:
Discount rate	6.00%	6.00%	5.75%	5.75%
Salary increases	3.50%	3.50%	3.00%	3.00%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

9. Employee Benefit Plans (Continued)

    Supplemental Executive Retirement Plan

                In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan ("SERP"). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The measurement date for the SERP is November 30. The components of net periodic pension cost for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Components of Net Periodic Pension Cost:
Service cost	$563	$442	$424
Interest cost	391	300	170
Amortization of net actuarial loss	8	—	—

Net periodic pension cost	$962	$742	$594

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.75%	7.25%	7.50%
Salary increases	4.50%	4.75%	4.75%

                The change in the projected benefit obligation and the reconciliation of such amount to that reported in the consolidated balance sheets as of December 31, 2003 and 2002 is as follows:

	2003	2002
Change in Projected Benefit Obligation:
Benefit obligation beginning of year	$5,230	$3,690
Service cost	563	442
Interest cost	391	300
Actuarial loss	490	798
Plan Amendments	763	—

Benefit obligation end of year	$7,437	$5,230

Reconciliation of Funded Status of the Plan to Balance Sheet Position:
Funded status—over (under) funded	$(7,437)	$(5,230)
Unrecognized actuarial net loss (gain)	1,077	595
Unrecognized prior service cost	763	—

Accrued benefit liability	$(5,597)	$(4,635)

Assumptions Used to Determine Benefit Obligation:
Discount rate	6.25%	6.75%
Salary increases	4.00%	4.50%

                The accumulated benefit obligation as of December 31, 2003 and 2002 is $5,813 and $4,051, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

9. Employee Benefit Plans (Continued)

    Post-Employment Retiree Health and Welfare Plan

                Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees. The measurement date for this plan is November 30. The components of net periodic post-retirement benefits expense for 2003, 2002 and 2001 are as follows:

	2003		2002		2001
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$222		$190		$175
Interest cost	383		328		319
Amortization of prior service cost (benefit)	(397)		(397)		(397)
Amortization of net actuarial loss	182		79		77

Net periodic post-retirement benefits cost	$390		$200		$174

Assumptions Used:
Discount rate	6.75%		7.25%		7.50%
Health care cost trend rate	9.90	%(a)	9.50	%(a)	10.00	%(a)

(a)
decreasing to ultimate trend of 5.00% in 2009

                The change in the projected post-retirement benefit obligation and the reconciliation of such amount to that reported in the consolidated balance sheets as of December 31, 2003 and 2002 is as follows:

	2003		2002
Change in Projected Benefit Obligation:
Benefit obligation beginning of year	$4,987		$4,520
Service cost	222		190
Interest cost	383		328
Participant contributions	118		89
Actuarial loss	954		360
Benefits paid	(495)		(500)

Benefit obligation end of year	$6,169		$4,987

Reconciliation of Funded Status of the Plan to Balance Sheet Position:
Funded status—over (under) funded	$(6,169)		$(4,987)
Unrecognized actuarial net loss	2,143		1,371
Unrecognized prior service cost	(390)		(787)

Accrued benefit liability	$(4,416)		$(4,403)

Assumptions Used to Determine Benefit Obligation:
Discount rate	6.25%		6.75%
Health care cost trend rate	10.00	%(a)	9.90	%(a)

(a)
decreasing to ultimate trend of 5.00% in 2009

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

9. Employee Benefit Plans (Continued)

                A one-percentage-point increase in the assumed health care cost trend rate would increase the net service and interest cost components of the net periodic post-retirement benefits expense by $5 and would increase the post-retirement benefit obligation by $45. A one-percentage-point decrease in the assumed health care cost trend rate would decrease the net service and interest cost components of the net periodic post-retirement benefits expense by $5 and would decrease the post-retirement benefit obligation by $45. Covance expects to make benefit payments of approximately $575 in 2004.

    Defined Contribution Plans

                U.S. employees are eligible to participate in Covance's 401(k) plan, while employees in international locations are eligible to participate in either defined benefit or defined contribution plans, depending on the plan offered at their location. Aggregate Covance contributions to its various defined contribution plans totaled $13.5 million, $12.3 million and $12.4 million for 2003, 2002 and 2001, respectively.

10. Stockholders' Equity

    Preferred Stock

                Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 2003, no Covance Series Preferred Stock has been issued or is outstanding.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

10. Stockholders' Equity (Continued)

    Treasury Stock

                During 2003 the Covance Board of Directors approved a 3.0 million share buyback program. At December 31, 2003 there are approximately 2.4 million shares remaining for purchase under this program. The following table sets forth the treasury stock activity during 2003, 2002 and 2001:

	2003		2002		2001
	$	# shares	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$13,515	640.3	$16,222	1,005.0	—	—
Employee benefit plans	2,368	81.9	409	19.6	$1,000	48.2

Total	$15,883	722.2	$16,631	1,024.6	$1,000	48.2

    Stock Compensation Plans

                In June 2002, Covance's Board of Directors adopted the 2002 Employee Stock Option Plan (the "2002 ESOP"). The 2002 ESOP will expire on June 24, 2012. The 2002 ESOP authorizes the Compensation and Organization Committee of the Board of Directors (the "Compensation Committee"), or such committee as is appointed by the Covance Board of Directors, to administer the 2002 ESOP, to grant awards to employees of Covance or entities in which Covance has a controlling or significant interest, except that officers as defined in Rule 16(a)-1(f) of the Securities Exchange Act of 1934, and members of the Board of Directors are not eligible to receive awards. The 2002 ESOP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock and stock appreciation rights. The number of shares of Covance common stock initially available for grant under the 2002 ESOP totaled 5.9 million. At December 31, 2003, there were approximately 4.6 million shares remaining available for grants or awards under the 2002 ESOP.

                In May 2002, Covance's shareholders approved the 2002 Employee Equity Participation Plan (the "2002 EEPP") in replacement of the 2000 Employee Equity Participation Plan (the "2000 EEPP"). The 2002 EEPP became effective on May 7, 2002 and will expire on May 6, 2012. The 2002 EEPP authorizes the Compensation Committee, or such committee as is appointed by the Covance Board of Directors, to administer the 2002 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant interest. The 2002 EEPP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. The number of shares of Covance common stock initially available for grant under the 2002 EEPP totaled approximately 3.25 million plus approximately 0.9 million shares remaining available under the 2000 EEPP at the time the 2002 EEPP was approved. Effective upon approval of the 2002 EEPP, no further grants or awards were permitted under the 2000 EEPP. All grants and awards under the 2000 EEPP remaining outstanding are now administered and paid in accordance with the provisions of the 2000 EEPP out of shares issuable under the 2002 EEPP. At December 31, 2003 there were approximately 4.0 million shares remaining available for grants or awards under the 2002 EEPP. Covance records compensation expense related to awards of stock ratably over the three year vesting period, which totaled $4.2 million, $3.1 million and $1.5 million, during 2003, 2002 and 2001, respectively.

                Covance also has a noncompensatory employee stock purchase plan (the "ESPP") pursuant to which Covance may make available for sale to employees shares of its common stock at a price equal to 85% of the

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

10. Stockholders' Equity (Continued)

lower of the market value on the first or last day of each calendar quarter. The ESPP, administered by the Compensation Committee, is intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions. A maximum of 3.0 million shares may be purchased by Covance employees under the ESPP. During 2003, 2002 and 2001, a total of 156,300 shares, 166,806 shares and 329,513 shares of common stock, respectively, were issued under the ESPP. At December 31, 2003, there were approximately 1.2 million shares remaining for purchase under the ESPP.

                The following table sets forth Covance's stock option activity during 2003, 2002 and 2001:

	Number of Shares (in thousands)	Weighted Average Price
Options outstanding, December 31, 2000	7,770.9	$15.97
Granted	284.3	$19.16
Exercised	(1,023.0)	$13.68
Forfeited	(424.3)	$14.66

Options outstanding, December 31, 2001	6,607.9	$16.53
Granted	1,588.3	$17.67
Exercised	(877.3)	$12.75
Forfeited	(270.7)	$14.69

Options outstanding, December 31, 2002	7,048.2	$17.36
Granted	1,422.9	$22.90
Exercised	(1,793.8)	$13.97
Forfeited	(271.0)	$21.25

Options outstanding, December 31, 2003	6,406.3	$19.37

                The weighted average fair value of the stock options granted during 2003, calculated using the Black-Scholes option-pricing model with the assumptions as set forth in Note 2, is $11.73 per share.

                The following table sets forth the status of all options outstanding at December 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable
Option Price Range	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Price	Number of Shares (in thousands)	Weighted Average Price
$8.10-$11.22	1,054	6.6 years	$9.79	1,049	$9.78
$12.81-$18.98	1,747	7.3 years	$17.37	912	$17.13
$19.30-$22.97	2,584	6.6 years	$21.64	1,265	$20.38
$23.04-$29.13	1,021	5.5 years	$26.95	942	$27.00

                At December 31, 2003, 2002 and 2001, respectively, there were stock options exercisable of 4,168,023 shares (weighted average price of $18.50), 5,081,774 shares (weighted average price of $17.64), and 4,583,343 shares (weighted average price of $18.86).

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

11. Commitments and Contingent Liabilities

                Minimum annual rental commitments under non-cancelable operating leases, primarily office and laboratory facilities in effect at December 31, 2003 are as follows:

Year ending December 31,
2004	$27,568
2005	$20,966
2006	$15,037
2007	$13,812
2008	$13,639
2009 and beyond	$46,553

                Operating lease rental expense aggregated $31.3 million, $30.1 million and $31.3 million for 2003, 2002 and 2001, respectively.

12. Segment Information

                Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's preclinical and Phase I clinical service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance's central laboratory, clinical development, periapproval, central ECG diagnostic services, and healthcare economic and reimbursement services, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug's commercial potential.

                The information provided below is on an "as reported" basis and has not been revised to exclude the results of Biomanufacturing and Packaging, which were divested during 2001. The information below also has not been restated to exclude special charges and goodwill amortization recorded during 2001.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

12. Segment Information (Continued)

                The accounting policies of the reportable segments are the same as those described in Note 2.

	Early Development	Late-Stage Development	Other Reconciling Items	Total
Total revenues from external customers:
2003	$411,403	$528,897	$33,910 (a)	$974,210
2002	$367,542	$515,532	$41,623 (a)	$924,697
2001	$311,143	$544,734	$40,167 (a)	$896,044

Depreciation and amortization:
2003	$22,743	$19,575	$3,506 (b)	$45,824
2002	$19,971	$18,340	$4,123 (b)	$42,434
2001	$18,044	$27,164	$2,511 (b)	$47,719

Operating income:
2003	$83,311	$79,227	$(45,963)(c)	$116,575
2002	$66,682	$72,979	$(44,994)(c)	$94,667
2001	$47,963	$33,166	$(26,479)(c)	$54,650

Segment assets:
2003	$380,084	$350,748	$76,793 (d)	$807,625
2002	$343,730	$314,428	$18,845 (d)	$677,003
2001	$280,769	$311,061	$20,198 (d)	$612,028

Capital expenditures:
2003	$27,846	$32,314	$2,479 (e)	$62,639
2002	$50,362	$12,789	$3,633 (e)	$66,784
2001	$46,401	$29,394	$2,341 (e)	$78,136

(a)
Represents revenues associated with reimbursable out-of-pocket expenses
(b)
Represents depreciation and amortization on corporate fixed assets
(c)
Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal)
(d)
Represents corporate assets
(e)
Represents corporate capital expenditures

13. Geographic Information

	United States	United Kingdom	Switzerland	Other	Total
Net revenues from external customers(1)
2003	$617,942	$149,123	$101,119	$72,116	$940,300
2002	$593,885	$130,403	$99,875	$58,911	$883,074
2001	$579,760	$122,608	$95,140	$58,369	$855,877

Long-lived assets(2)
2003	$173,086	$66,334	$30,093	$14,900	$284,413
2002	$176,098	$60,230	$10,347	$11,732	$258,407
2001	$162,208	$46,497	$10,330	$9,057	$228,092

(1)
Net revenues are attributable to geographic locations based on the physical location where the services are performed.
(2)
Long-lived assets represents the net book value of property and equipment.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, unless otherwise indicated)

14. Subsequent Event (Unaudited)

            During the two month period ended February 27, 2004, Covance purchased into treasury approximately 1.2 million shares of its common stock for the aggregate cost of $35.2 million, pursuant to a 3.0 million share buyback program authorized by Covance's Board of Directors in February 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                None

Item 9a. Controls and Procedures.

                Evaluation of disclosure controls and procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, the Principal Executive Oficer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in the other factors that significantly affect those controls.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        (a)   Identification of Directors and Code of Ethics for Financial Professionals.

                Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2004 Annual Meeting of Shareholders to be held on April 29, 2004, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2003, pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

        (b)   Identification of Officers.

                Christopher A. Kuebler, 50, has been Covance's Chairman and Chief Executive Officer since November 1994. From November 1994 to November 2001, Mr. Kuebler was also President of Covance. From March 1993 through November 1994, he was the Corporate Vice President, European Operations for Abbott Laboratories Inc. ("ALI"), a diversified health care company. From January 1991 until March 1993, Mr. Kuebler was the Vice President, Sales and Marketing for ALI's Pharmaceutical Division. Mr. Kuebler has been a member of the Covance Board since November 1994, and was elected Chairman in November 1996. Mr. Kuebler is a director of Inhale Therapeutic Systems, Inc., a biotechnology company.

                Joseph L. Herring, 48, has been Covance's President and Chief Operating Officer since November 2001. Mr. Herring was Corporate Senior Vice President and President—Early Development Services from September 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring was Vice President of Caremark International, a provider of home care and physician practice management services, and he also served as a Vice President of Baxter International where he was employed for 14 years.

                William E. Klitgaard, 50, has been Covance's Corporate Senior Vice President, Chief Financial Officer and Treasurer since September 2000. From September 1999 to September 2000, Mr. Klitgaard had been Covance's Corporate Vice President, Strategy and Corporate Development and Treasurer. From October 1996 to September 1999, Mr. Klitgaard was Covance's Corporate Vice President and Treasurer. Prior to that, Mr. Klitgaard was Treasurer at Kenetech Corporation in San Francisco, and prior to that Mr. Klitgaard spent eleven years in positions of increasing responsibility with Consolidated Freightways Inc.

                James A. Bannon, 50, has been Covance's Corporate Senior Vice President and President—Clinical and Periapproval Services since April 2002. Prior to that, Mr. Bannon was Covance's Corporate Vice President—Periapproval Services. Mr. Bannon is a director of Bio-Imaging Technologies, Inc., a medical imaging technology company.

                Michael Giannetto, 41, has been Covance's Controller since July 1996 and a Corporate Vice President since February 1998. From November 1996 to February 1998, Mr. Giannetto was a Vice President of Covance. From March 1995 to July 1996, Mr. Giannetto was the Business Controller for Covance. From December 1992 to March 1995, Mr. Giannetto was the Manager of Financial Reporting and Technical Accounting for Corning Life Sciences Inc., an affiliate of the Company prior to December 31, 1996. Prior to December 1992, Mr. Giannetto was a Senior Audit Manager for Deloitte & Touche.

                Donald Kraft, 44, has been Covance's Corporate Senior Vice President—Human Resources since July 2002. From January 2001 to June 2002, Mr. Kraft was Corporate Vice President—Human Resources of Covance. From June 2000 to January 2001, Mr. Kraft was Director, Organizational Development of Zurich Financial Services, an insurance company. Prior to June 2000, Mr. Kraft was Director, Organizational Effectiveness of Abbott Laboratories.

                James W. Lovett, 39, has been Covance's Corporate Senior Vice President, General Counsel and Secretary since February 2003. From December 2001 to February 2003, Mr. Lovett was Corporate Vice President, General Counsel and Secretary of Covance. From 1997 to 2001, Mr. Lovett was with FMC Corporation, a manufacturer of machinery and chemicals for industry and agriculture, most recently as Associate General Counsel and Assistant Secretary. Prior to that, Mr. Lovett was a partner at the law firm of McDermott, Will & Emery.

                Howard Moody, 53, joined Covance in February 2000, as Corporate Senior Vice President and Chief Information Officer. Prior to joining Covance, Mr. Moody was Vice President, Information Systems, Core Business for Quest Diagnostics Inc., a position to which Mr. Moody was appointed after Smithkline Beecham Clinical Laboratories was acquired by Quest in 1999. Mr. Moody held that position with Smithkline Beecham Clinical Laboratories from 1995 to 1999. From 1989 to 1995 Mr. Moody held various positions of increasing responsibility with Smithkline Beecham.

                Stephen J. Sullivan, 57, joined Covance in June 1999 and has been Covance's Corporate Senior Vice President and President—Global Central Laboratory Services since May 2002. From September 1999 through April 2002, Mr. Sullivan was Corporate Senior Vice President and President-Clinical Support Services. From 1996 to 1999, Mr. Sullivan was Chairman of the Board, President and Chief Executive Officer of Xenometrix, Inc., a Boulder, Colorado-based biotechnology company. Prior to that, Mr. Sullivan was Vice President, Worldwide Marketing for the Diagnostics Division, and Vice President and General Manager of the Diagnostic Assay Sector of Abbott Laboratories. Mr. Sullivan was Chairman of the Board of Xenometrix, Inc. prior to the sale of that company in May 2001.

Item 11.    Executive Compensation

                Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2004 Annual Meeting of Shareholders to be held on April 29, 2004, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.    Security Ownership by Certain Beneficial Owners and Management of Covance

                Information on security ownership by certain beneficial owners and management of Covance is incorporated by reference to the Company's definitive Proxy Statement in connection with its 2004 Annual Meeting of Shareholders to be held on April 29, 2004, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2003 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                Covance maintains the Covance Inc. 2002 Employee Equity Participation Plan, the Covance Inc. 2002 Employee Stock Option Plan, the Employee Stock Purchase Plan, the Stock Option Plan for Non-Employee Directors and the Restricted Stock Plan for Non-Employee Directors, and the Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors, pursuant to which it may grant equity awards to eligible persons.

                The following table gives information about equity awards under Covance's above mentioned plans. The only plans mentioned above which have not received shareholder approval are the Covance Inc. 2002 Employee Stock Option Plan and the Employee Stock Purchase Plan. For a description of the material features of these plans, please see Note 10 to the Audited Consolidated Financial Statements included elsewhere in this Annual Report.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	5,135,619	$18.58	4,799,637

Equity compensation plans not approved by security holders	1,270,700	$22.52	5,826,954	[1]

TOTAL	6,406,319	$19.37	10,626,591	[1]

  1
  Includes 1,183,454 securities available for issuance under Covance's Employee Stock Purchase Plan pursuant to which Covance makes available for sale to its employees shares of common stock at a price equal to 85% of the lower of fair market value on the first or last day of each calendar quarter.

Item 13.    Certain Relationships and Related Transactions

                Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2004 Annual Meeting of Shareholders to be held on April 29, 2004, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.    Principal Accountant Fees and Services

                Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2004 Annual Meeting of Shareholders to be held on April 29, 2004, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

(b) Reports on Form 8-K.

                During the three month period ended December 31, 2003, one Current Report on Form 8-K was filed. The report dated October 22, 2003, was filed reporting the issuance of a press release of Covance's financial results for the quarter ended September 30, 2003.

(c) Item 601 Exhibits.

EXHIBIT

Exhibit Number	Description
2.1	Transaction Agreement among Corning Incorporated, Corning Life Sciences Inc., Corning Clinical Laboratories Inc. (Delaware), Covance Inc. and Corning Clinical Laboratories Inc. (Michigan), dated November 22, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.
4.2	Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.1	Tax Sharing Agreement among Corning Incorporated, Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Spin-Off Tax Indemnification Agreement between Corning Incorporated and Covance Inc., dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.3	Spin-Off Tax Indemnification Agreement between Covance Inc. and Corning Clinical Laboratories Inc., December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4	Spin-Off Tax Indemnification Agreement between Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.5	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.6	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.
10.7	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.8	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.9	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.10	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.11	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.12	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.13	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.14	2000 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.15	Letter Agreement between Covance Inc. and Stephen J. Sullivan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.

EXHIBIT

Exhibit Number	Description
10.16	Letter Agreement between Covance Inc. and Joseph L. Herring. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
10.17	Asset and Stock Purchase Agreement, dated as of December 21, 2000 among Covance Inc., Covance Clinical and Periapproval Services Ltd., and Fisher Scientific International, Inc. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.18	Credit Agreement among Covance Inc., Lenders named Therein, Bank of America, N.A., Barclays Bank PLC, PNC Bank, National Association, The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust Company dated June 28, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.19	Stock Purchase Agreement between Covance Inc. and Akzo Nobel Inc. dated as of April 23, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.20	Covance Inc. Variable Compensation Plan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.21	Employment Agreement between Covance Inc. and Christopher A. Kuebler dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.22	Letter Agreement between Covance Inc. and Joseph Herring dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.23	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.24	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.25	Letter Agreement between Covance Inc. and James A. Bannon dated May 7, 2002. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.26	Letter Agreement between Covance Inc. and Donald Kraft dated June 25, 2002. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.27	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.28	Covance Inc. Variable Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.29	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.30	Letter Agreement between Covance and James Lovett dated March 3, 2003. Filed herewith.
10.31	Covance Inc. Variable Compensation Plan effective January 1, 2004. Filed herewith.
21	Subsidiaries. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

(d) Financial Statement Schedules.

                None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Covance has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: March 5, 2004	By:	/s/ Christopher A. Kuebler Christopher A. Kuebler Chairman of the Board and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Covance and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher A. Kuebler Christopher A. Kuebler	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2004

/s/ William E. Klitgaard William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2004

/s/ Michael Giannetto Michael Giannetto	Corporate Vice President and Controller (Principal Accounting Officer)	March 5, 2004

/s/ Robert Barchi Robert Barchi	Director	March 5, 2004

/s/ Robert M. Baylis Robert M. Baylis	Director	March 5, 2004

/s/ Sandra L. Helton Sandra L. Helton	Director	March 5, 2004

/s/ Irwin Lerner Irwin Lerner	Director	March 5, 2004

/s/ J. Randall MacDonald J. Randall MacDonald	Director	March 5, 2004

/s/ Kathleen G. Murray Kathleen G. Murray	Director	March 5, 2004

/s/ William C. Ughetta William C. Ughetta	Director	March 5, 2004

EXHIBIT INDEX

Exhibit Number	Description
2.1	Transaction Agreement among Corning Incorporated, Corning Life Sciences Inc., Corning Clinical Laboratories Inc. (Delaware), Covance Inc. and Corning Clinical Laboratories Inc. (Michigan), dated November 22, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.
4.2	Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.1	Tax Sharing Agreement among Corning Incorporated, Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Spin-Off Tax Indemnification Agreement between Corning Incorporated and Covance Inc., dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.3	Spin-Off Tax Indemnification Agreement between Covance Inc. and Corning Clinical Laboratories Inc., December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4	Spin-Off Tax Indemnification Agreement between Corning Clinical Laboratories Inc. and Covance Inc., dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.5	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.6	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.
10.7	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.8	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.9	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.10	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.11	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.12	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.13	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.14	2000 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.15	Letter Agreement between Covance Inc. and Stephen J. Sullivan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
10.16	Letter Agreement between Covance Inc. and Joseph L. Herring. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

EXHIBIT INDEX (Continued)

Exhibit Number	Description
10.17	Asset and Stock Purchase Agreement, dated as of December 21, 2000 among Covance Inc., Covance Clinical and Periapproval Services Ltd., and Fisher Scientific International, Inc. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.18	Credit Agreement among Covance Inc., Lenders named Therein, Bank of America, N.A., Barclays Bank PLC, PNC Bank, National Association, The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust Company dated June 28, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.19	Stock Purchase Agreement between Covance Inc. and Akzo Nobel Inc. dated as of April 23, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.20	Covance Inc. Variable Compensation Plan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.21	Employment Agreement between Covance Inc. and Christopher A. Kuebler dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.22	Letter Agreement between Covance Inc. and Joseph Herring dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.23	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.24	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.25	Letter Agreement between Covance Inc. and James A. Bannon dated May 7, 2002. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.26	Letter Agreement between Covance Inc. and Donald Kraft dated June 25, 2002. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.27	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.28	Covance Inc. Variable Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.29	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.30	Letter Agreement between Covance and James Lovett dated March 3, 2003. Filed herewith.
10.31	Covance Inc. Variable Compensation Plan effective January 1, 2004. Filed herewith.
21	Subsidiaries. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Report of Independent Auditors
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership by Certain Beneficial Owners and Management of Covance
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K