Form 10-Q
period 2004-03-31
COVANCE INC
filed 2004-05-04
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of April 15, 2004, the Registrant had 62,780,143 shares of Common Stock outstanding.

Covance Inc.
Form 10-Q For the Quarterly Period Ended March 31, 2004

INDEX

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003

(Dollars in thousands)	March 31, 2004	December 31, 2003
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$144,227	$171,600
Accounts receivable	153,505	156,799
Unbilled services	49,999	44,053
Inventory	39,425	39,926
Deferred income taxes	8,247	6,230
Prepaid expenses and other current assets	48,765	31,246

Total Current Assets	444,168	449,854
Property and equipment, net	281,901	284,413
Goodwill, net	56,876	56,876
Other assets	37,584	16,482

Total Assets	$820,529	$807,625

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$20,053	$20,129
Accrued payroll and benefits	41,873	50,433
Accrued expenses and other current liabilities	36,444	37,035
Unearned revenue	74,043	82,227
Income taxes payable	7,799	—

Total Current Liabilities	180,212	189,824
Deferred income taxes	38,620	36,776
Other liabilities	17,804	17,044

Total Liabilities	236,636	243,644

Commitments and Contingent Liabilities
Stockholders' Equity:
Preferred Stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Common Stock—Par value $0.01 per share; 140,000,000 shares authorized; 67,807,565 and 66,345,070 shares issued and outstanding, including those held in treasury, at March 31, 2004 and December 31, 2003, respectively	678	663
Paid-in capital	233,290	199,534
Retained earnings	417,414	395,245
Accumulated other comprehensive income—Cumulative translation adjustment	21,618	21,960
Treasury stock at cost (5,016,536 and 3,820,531 shares at March 31, 2004 and December 31, 2003, respectively)	(89,107)	(53,421)

Total Stockholders' Equity	583,893	563,981

Total Liabilities and Stockholders' Equity	$820,529	$807,625

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2004	2003

Net revenues	$244,243	$233,396
Reimbursable out-of-pockets	7,257	9,653

Total revenues	251,500	243,049

Costs and expenses:
Cost of revenue	161,576	161,020
Reimbursed out-of-pocket expenses	7,257	9,653
Selling, general and administrative	38,854	33,620
Depreciation and amortization	11,738	11,159

Total	219,425	215,452

Income from operations	32,075	27,597

Other (income) expense, net:
Interest expense	398	425
Interest income	(942)	(393)
Foreign exchange transaction loss, net	200	62

Other (income) expense, net	(344)	94

Income before taxes and equity investee earnings	32,419	27,503
Taxes on income	10,516	9,762
Equity investee earnings	266	177

Net income	$22,169	$17,918

Basic earnings per share	$0.35	$0.29

Weighted average shares outstanding—basic	62,594,930	61,585,312

Diluted earnings per share	$0.34	$0.28

Weighted average shares outstanding—diluted	64,584,530	63,328,585

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands)	2004	2003
Cash flows from operating activities:
Net income	$22,169	$17,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,738	11,159
Stock issued under employee benefit and stock compensation plans	3,312	3,089
Deferred income tax provision	(173)	1,779
Other	(131)	129
Changes in operating assets and liabilities:
Accounts receivable	3,294	2,372
Unbilled services	(5,946)	(6,906)
Inventory	501	(156)
Accounts payable	(76)	(2,461)
Accrued liabilities	(9,151)	(23,055)
Unearned revenue	(8,184)	(14,206)
Income taxes payable	7,799	—
Other assets and liabilities, net	(11,968)	(2,249)

Net cash provided by (used in) operating activities	13,184	(12,587)

Cash flows from investing activities:
Equity method investment	(20,741)	—
Capital expenditures	(9,091)	(8,468)
Other, net	73	(68)

Net cash used in investing activities	(29,759)	(8,536)

Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	25,779	13,410
Purchase of treasury stock	(35,686)	(12,131)

Net cash (used in) provided by financing activities	(9,907)	1,279

Effect of exchange rate changes on cash	(891)	770

Net change in cash and cash equivalents	(27,373)	(19,074)

Cash and cash equivalents, beginning of period	171,600	75,913

Cash and cash equivalents, end of period	$144,227	$56,839

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2004 and 2003
(dollars in thousands, unless otherwise indicated)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 2003, 2002 and 2001 included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2.    Summary of Significant Accounting Policies

  Principles of Consolidation

        These unaudited consolidated financial statements include the accounts of all entities controlled by Covance. All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in affiliates in which Covance owns between 20 and 50 percent and does not have the ability to exercise control. See Note 4.

  Use of Estimates

        These unaudited consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Prepaid Expenses and Other Current Assets

        In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $20.8 million and $14.5 million at March 31, 2004 and December 31, 2003, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

  Inventory

        Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.

  Goodwill and Impairment of Goodwill

        Goodwill represents investment costs in excess of the fair value of net tangible and identifiable net intangible assets acquired. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill. The most recent annual test performed for 2003 did not identify any instances of impairment and there were no events through March 31, 2004 that warranted a reconsideration of our impairment test results.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2004 and 2003
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

  Comprehensive Income

        Covance's total comprehensive income, which represents net income plus the change in the cumulative translation adjustment equity account for the periods presented, was $21.8 million and $17.8 million for the three months ended March 31, 2004 and 2003, respectively.

  Earnings Per Share ("EPS")

        Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued; computed under the treasury stock method in accordance with the requirements of SFAS No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended March 31, 2004 and 2003, the denominator was increased by 1,989,600 shares and 1,743,273 shares, respectively, representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued for stock options outstanding at March 31, 2004 and 2003 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

  Reimbursable Out-of-Pocket Expenses

        As discussed in Note 2 "Prepaid Expenses and Other Current Assets", Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. In connection with the requirements of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 ("EITF 01-14"), Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, amounts paid to volunteers and other out-of-pocket costs are reflected in operating expenses, while the reimbursements received are reflected in revenues in the Consolidated Statements of Income. Covance will continue to exclude from revenue and expense in the Consolidated Statements of Income fees paid to investigators and the associated reimbursement since Covance acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.

  Stock-Based Compensation

        Covance has several stock-based compensation plans, which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. Effective January 1, 2003, Covance adopted FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide, among other things, prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Covance intends to continue to follow the disclosure-only provisions of FASB Statement No. 123 and, accordingly, will continue to account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees,

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2004 and 2003
(dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized.

        While Covance does record compensation expense related to awards of stock, no compensation cost is recorded for option grants under Covance's stock option plans as all options granted under these plans are issued with an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2004 and 2003 had Covance applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all of its stock-based employee compensation plans.

	Three Months Ended March 31
	2004	2003

Net income, as reported	$22,169	$17,918

Add: Stock award-based employee compensation included in reported net income, net of related tax effects	$625	$760

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(2,883)	$(2,978)

Pro forma net income	$19,911	$15,700

Earnings per share:
Basic—as reported	$0.35	$0.29
Basic—pro forma	$0.32	$0.25

Diluted—as reported	$0.34	$0.28
Diluted—pro forma	$0.31	$0.25

  Supplemental Cash Flow Information

        Cash paid for interest for each of the three month periods ended March 31, 2004 and 2003, totaled $0.4 million. Net cash received from income taxes for the three months ended March 31, 2004 totaled $2.8 million due to the receipt of U.S. federal and foreign income tax refunds. Cash paid for income taxes for the three months ended March 31, 2003, totaled $0.8 million.

3.    Treasury Stock

        During 2003, the Covance Board of Directors approved a 3.0 million share buyback program. At March 31, 2004, there are approximately 1.2 million shares remaining for purchase under this program. The following table sets forth the treasury stock activity during the three month periods ended March 31, 2004 and 2003:

	Quarter Ended March 31
	2004		2003
	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$35,199	1,181.0	$11,715	540.3
Employee benefit plans	487	15.0	416	9.4

Total	$35,686	1,196.0	$12,131	549.7

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2004 and 2003
(dollars in thousands, unless otherwise indicated)

4.    Equity Method Investees

      In March 2004, Covance acquired a 47% minority equity position in Noveprim Ltd., an existing supplier of research products, for a total cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim's net assets is approximately $13.6 million. This $20.7 million investment is reflected in Other Assets on the Consolidated Balance Sheet. Covance will begin to recognize equity earnings from this investment in the second quarter of 2004.

        Covance has a minority equity position (approximately 22% at March 31, 2004) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three month periods ended March 31, 2004 and 2003, Covance recognized $0.3 million and $0.2 million, respectively, representing its share of BITI's earnings. The carrying value of Covance's investment in BITI as of March 31, 2004 was $0.8 million while the fair market value was $13.6 million.

5.    Defined Benefit Plans

        Covance sponsors various pension and other post-retirement benefit plans. During the first quarter of 2004, Covance adopted the interim disclosure provisions of SFAS No. 132 (revised 2003), Employers' Disclosure About Pensions and Other Post-Retirement Benefits. This statement requires certain interim disclosures as shown below.

  Defined Benefit Pension Plans

        Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded while the UK plans are funded. Covance's funding policy has been to contribute annually a fixed percentage of the eligible employee's salary at least equal to the local statutory funding requirements. Pension plan assets are administered by the plans' trustees and are principally invested in equity and fixed income securities. The components of net periodic pension expense for these plans for the three month periods ended March 31, 2004 and 2003 are as follows:

	United Kingdom Plans		German Plan
	Quarter Ended March 31		Quarter Ended March 31
	2004	2003	2004	2003
Components of Net Periodic Pension Cost:
Service cost	$1,172	$1,050	$73	$63
Interest cost	1,222	943	61	52
Expected return on plan assets	(1,094)	(806)	—	—
Amortization of net actuarial loss	282	296	2	1
Participant contributions	(510)	(463)	—	—

Net periodic pension cost	$1,072	$1,020	$136	$116

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.00%	6.00%	5.75%	5.75%
Expected rate of return on assets	6.00%	6.00%	n/a	n/a
Salary increases	3.50%	3.50%	3.00%	3.00%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2004 and 2003
(dollars in thousands, unless otherwise indicated)

5.    Defined Benefit Plans (Continued)

  Supplemental Executive Retirement Plan

        In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan ("SERP"). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of net periodic pension cost for the three month periods ended March 31, 2004 and 2003 are as follows:

	Quarter Ended March 31
	2004	2003
Components of Net Periodic Pension Cost:
Service cost	$237	$141
Interest cost	131	98
Amortization of prior service cost	19	—
Amortization of net actuarial loss	5	2

Net periodic pension cost	$392	$241

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.25%	6.75%
Salary increases	4.00%	4.50%

  Post-Employment Retiree Health and Welfare Plan

        Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees. The components of net periodic post-retirement benefits cost for the three month periods ended March 31, 2004 and 2003 are as follows:

	Quarter Ended March 31
	2004		2003
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$60		$56
Interest cost	98		96
Amortization of prior service cost (benefit)	(98)		(99)
Amortization of net actuarial loss	50		45

Net periodic post-retirement benefits cost	$110		$98

Assumptions Used:
Discount rate	6.25%		6.75%
Health care cost trend rate	9.00%	(a)	9.90%	(a)

(a)
decreasing to ultimate trend of 5.00% in 2009

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2004 and 2003
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

        The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues, operating income and total assets for the three months ended March 31, 2004 and 2003 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended March 31, 2004
Total revenues from external customers	$115,314	$128,929	$7,257	(a)	$251,500
Operating income	$26,916	$18,452	$(13,293)	(b)	$32,075
Total assets	$412,607	$341,529	$66,393	(c)	$820,529

Three months ended March 31, 2003
Total revenues from external customers	$99,995	$133,401	$9,653	(a)	$243,049
Operating income	$19,089	$19,141	$(10,633)	(b)	$27,597
Total assets	$345,222	$309,119	$13,734	(c)	$668,075

(a)
Represents revenues associated with reimbursable out-of-pocket expenses.

(b)
Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal).

(c)
Represents corporate assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Overview

        Covance is a leading drug development services company providing a wide range of early stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two reportable segments for financial reporting purposes: early development services, which includes preclinical and Phase I clinical; and late-stage development services, which includes central laboratory, clinical development, periapproval, central ECG diagnostic services, and healthcare economic and reimbursement services. Although each segment has separate services within it, they can be combined in joint service offerings and we believe clients increasingly are interested in opportunities for such combined services. Covance believes it is one of the largest drug development services companies, based on annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe this enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

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

Results of Operations

        Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003.    Net revenues increased 4.6% to $244.2 million for the three months ended March 31, 2004 from $233.4 million for the corresponding 2003 period. Excluding the impact of foreign exchange rate variances between both periods net revenues increased 0.9% as compared to the corresponding 2003 period. Net revenues from Covance's early development segment grew 15.3%, or 10.1% excluding the impact of foreign exchange rate variances between both periods, primarily on strong performance in our North American and European toxicology and chemistry services. Net revenues from Covance's late-stage development segment decreased 3.4%, or 5.9% excluding the impact of foreign exchange rate variances between both periods. Growth in our late-stage development segment was negatively impacted by reduced testing volumes in our central laboratory service offering due to low order volume in the first half of 2003.

        Cost of revenue increased 0.3% to $161.6 million or 66.2% of net revenues for the three months ended March 31, 2004 as compared to $161.0 million or 69.0% of net revenues for the corresponding 2003 period. Gross margins improved 280 basis points to 33.8% for the three months ended March 31, 2004 from 31.0% for the corresponding 2003 period, on process improvements and cost controls, especially across most of our early development service offerings.

        Overall, selling, general and administrative expenses increased 15.6% to $38.9 million for the three months ended March 31, 2004 from $33.6 million for the corresponding 2003 period. As a percentage of net revenues, selling, general and administrative expenses increased 150 basis points to 15.9% for the three months ended March 31, 2004 from 14.4% for the corresponding 2003 period, primarily due to increased spending in sales and marketing.

        Depreciation and amortization increased 5.2% to $11.7 million or 4.8% of net revenues for the three months ended March 31, 2004 from $11.2 million or 4.8% of net revenues for the corresponding 2003 period.

        Income from operations increased 16.2% to $32.1 million or 13.1% of net revenues for the three months ended March 31, 2004 from $27.6 million or 11.8% of net revenues for the corresponding 2003 period. Income from operations from Covance's early development segment increased $7.8 million or 41.0% to $26.9 million or 23.3% of net revenues for the three months ended March 31, 2004 from $19.1 million or 19.1% of net revenues for the corresponding 2003 period, primarily driven by strong performance in our North American and European toxicology and chemistry services. Income from operations from Covance's late-stage development segment decreased $0.7 million or 3.6% to $18.5 million or 14.3% of net revenues for the three months ended March 31, 2004 from $19.1 million or 14.3% of net revenues for the corresponding 2003 period, primarily due to reduced testing volumes in our central laboratory service offering resulting from low order volume in the first half of 2003. Corporate expenses increased $2.7 million to $13.3 million or 5.4% of net revenues for the three months ended March 31, 2004 from $10.6 million or 4.6% of net revenues for the three months ended March 31, 2003. This increase is primarily attributable to increased centralized information technology and human resource costs and increased spending in sales and marketing and resource management.

        Other income, net of $0.3 million for the three months ended March 31, 2004 grew $0.4 million over the $0.1 million other expense, net reported for the corresponding 2003 period, as a result of an increase in interest income.

        Covance's effective tax rate for the three month period ended March 31, 2004 was 32.4% compared to 35.5% for the corresponding 2003 period. The 310 basis point reduction in Covance's effective tax rate during the three month period ended March 31, 2004 is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, recently enacted research and development tax credits in the United Kingdom, and other initiatives.

        Covance has a minority equity position (approximately 22% at March 31, 2004) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three month period ended March 31, 2004, Covance recognized $0.3 million, representing its share of BITI's earnings, as compared to $0.2 million for the corresponding 2003 period.

        Net income of $22.2 million for the three months ended March 31, 2004 increased $4.3 million or 23.7% as compared to $17.9 million for the corresponding 2003 period.

Liquidity and Capital Resources

        Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance believes cash from operations will provide sufficient liquidity for the foreseeable future. During April 2004, Covance voluntarily terminated its $150 million senior revolving credit facility (the "Credit Facility"), which was due to expire in June 2004, as it did not expect to borrow any amounts under the Credit Facility in the second quarter of 2004 and was able to save approximately $0.2 million in bank fees that would have been incurred had the Credit Facility remained outstanding until June 2004. Covance is confident that should it decide to enter into a new credit facility, it will be able to do so on satisfactory terms. At March 31, 2004, there were no outstanding borrowings and no outstanding letters of credit under the Credit Facility. At December 31, 2003 there were no outstanding borrowings and $2.2 million outstanding letters of credit under the Credit Facility. The $0.2 million remaining balance of unamortized costs associated with obtaining the Credit Facility will be expensed during the second quarter of 2004.

        During the three months ended March 31, 2004, Covance's operations provided net cash of $13.2 million, an increase of $25.8 million from the corresponding 2003 period. The change in net operating assets used $23.7 million in cash during the three months ended March 31, 2004, primarily due to a reduction in accrued payroll and benefits (primarily attributable to incentive compensation payments made during the first quarter of 2004 relating to 2003 incentive compensation accruals) and unearned revenue and an increase in prepaid expenses and other current assets, while this net change used $46.7 million in cash during the three months ended March 31, 2003, primarily due to a reduction in accrued payroll and benefits (primarily attributable to incentive compensation payments made during the first quarter of 2003 relating to 2002 incentive compensation accruals) and unearned revenue. Covance's ratio of current assets to current liabilities was 2.46 at March 31, 2004 and 2.37 at December 31, 2003.

        Investing activities for the three months ended March 31, 2004 used $29.8 million, compared to using $8.5 million for the corresponding 2003 period. Capital spending for the first three months of 2004 totaled $9.1 million, and was primarily for the outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees. Investing activities for the three months ended March 31, 2004 also include a 47% equity investment in Noveprim Ltd., an existing supplier of research products, totaling $20.7 million. This investment was made in March 2004 and Covance will begin to record equity earnings on this investment beginning in the second quarter of 2004. Capital spending for the corresponding 2003 period totaled $8.5 million, and was primarily for the expansion and enhancement of our Harrogate, England facility, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees.

        Financing activities for the three months ended March 31, 2004 used $9.9 million and consisted primarily of the purchase into treasury of 1,181,000 shares of common stock for an aggregate cost of $35.2 million, in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in February 2003, partially offset by $25.8 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan. Financing activities for the three months ended March 31, 2003 provided $1.3 million and consisted primarily of $13.4 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan, partially offset by the purchase of 540,300 shares of Common Stock for an aggregate cost of $11.7 million, in connection with the same 3.0 million share buyback program.

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

Forward Looking Statements. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company's ability to increase order volume in clinical development services and central laboratory and commercialization services and other factors described in Covance's filings with the Securities and Exchange Commission, including, its Annual Report on Form 10-K.

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

        Our operating results may vary significantly from quarter to quarter and are influenced by such factors over which we have little control such as:

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

        We derive a large portion of our net revenues from international operations. In the three month period ended March 31, 2004, we derived approximately 35% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition, and cash flows.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        For the three months ended March 31, 2004, approximately 35% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Foreign Currency Risks" for a more detailed discussion of our foreign currency risks and exposures.

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

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        Repurchases of equity securities as reported on a settlement date basis during the quarter ended March 31, 2004 were as follows:

    Issuer Purchases of Equity Securities(a):

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs	Maximum # of Shares that May Yet Be Purchased Under Currently Authorized Programs
January 1, 2004—January 31, 2004	—	—	540,300	2,459,700
February 1, 2004—February 29, 2004	882,900	$29.8266	1,423,200	1,576,800
March 1, 2004—March 31, 2004	298,100	$29.7387	1,721,300	1,278,700

(a) On February 27, 2003, the Company announced that its Board of Directors had approved the repurchase of up to three million shares of Common Stock.

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

(b)
Reports on Form 8-K

        During the three month period ended March 31, 2004, one report on Form 8-K was filed. The report dated January 26, 2004, was filed reporting the issuance of a press release on January 26, 2004 announcing Covance's financial results for the quarter ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: May 4, 2004	By:	/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 4, 2004

/s/ WILLIAM E. KLITGAARD William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 4, 2004

/s/ MICHAEL GIANNETTO Michael Giannetto	Corporate Vice President and Controller (Principal Accounting Officer)	May 4, 2004

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification—Christopher A. Kuebler. Filed herewith.

31.2	Certification—William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Christopher A. Kuebler. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—William E. Klitgaard. Filed herewith.

QuickLinks

Covance Inc. Form 10-Q For the Quarterly Period Ended March 31, 2004 INDEX
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2004 (UNAUDITED)  AND DECEMBER 31, 2003
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
COVANCE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2004 and 2003 (dollars in thousands, unless otherwise indicated)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES