Form 10-Q
period 2004-06-30
COVANCE INC
filed 2004-07-23
CIK 1023131

Use these links to rapidly review the document
Covance Inc. Form 10-Q For the Quarterly Period Ended June 30, 2004 INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of July 16, 2004, the Registrant had 62,632,757 shares of Common Stock outstanding.

Covance Inc.
Form 10-Q For the Quarterly Period Ended June 30, 2004

INDEX

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003

(Dollars in thousands)	June 30, 2004	December 31, 2003
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$152,610	$171,600
Accounts receivable	160,210	156,799
Unbilled services	54,109	44,053
Inventory	39,317	39,926
Deferred income taxes	8,283	6,230
Prepaid expenses and other current assets	48,550	31,246

Total Current Assets	463,079	449,854
Property and equipment, net	285,955	284,413
Goodwill, net	56,876	56,876
Other assets	38,111	16,482

Total Assets	$844,021	$807,625

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$22,787	$20,129
Accrued payroll and benefits	49,197	50,433
Accrued expenses and other current liabilities	37,820	37,035
Unearned revenue	71,282	82,227
Income taxes payable	9,593	—

Total Current Liabilities	190,679	189,824
Deferred income taxes	36,852	36,776
Other liabilities	19,356	17,044

Total Liabilities	246,887	243,644

Commitments and Contingent Liabilities
Stockholders' Equity:
Preferred Stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Common Stock—Par value $0.01 per share; 140,000,000 shares authorized; 68,599,775 and 66,345,070 shares issued, including those held in treasury, at June 30, 2004 and December 31, 2003, respectively	686	663
Paid-in capital	254,735	199,534
Retained earnings	440,709	395,245
Accumulated other comprehensive income— Cumulative translation adjustment	24,530	21,960
Treasury stock at cost (6,011,842 and 3,820,531 shares at June 30, 2004 and December 31, 2003, respectively)	(123,526)	(53,421)

Total Stockholders' Equity	597,134	563,981

Total Liabilities and Stockholders' Equity	$844,021	$807,625

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share data)	2004	2003	2004	2003

Net revenues	$250,995	$233,838	$495,238	$467,234
Reimbursable out-of-pockets	7,622	8,507	14,879	18,160

Total revenues	258,617	242,345	510,117	485,394

Cost and expenses:
Cost of revenue	167,120	157,708	328,696	318,728
Reimbursed out-of-pocket expenses	7,622	8,507	14,879	18,160
Selling, general and administrative	38,393	36,522	77,247	70,142
Depreciation and amortization	11,453	11,452	23,191	22,611

Total	224,588	214,189	444,013	429,641

Income from operations	34,029	28,156	66,104	55,753

Other expense (income), net:
Interest expense	344	387	742	812
Interest income	(544)	(235)	(1,486)	(628)
Foreign exchange transaction loss (gain), net	218	(41)	418	21

Other expense (income), net	18	111	(326)	205

Income before taxes and equity investee earnings	34,011	28,045	66,430	55,548
Taxes on Income	10,885	9,861	21,401	19,623
Equity investee earnings	169	70	435	247

Net income	$23,295	$18,254	$45,464	$36,172

Basic earnings per share	$0.37	$0.30	$0.73	$0.59

Weighted average shares outstanding — basic	62,512,302	61,445,088	62,553,616	61,515,200

Diluted earnings per share	$0.36	$0.29	$0.70	$0.58

Weighted average shares outstanding—diluted	64,795,264	62,267,702	64,726,789	62,769,974

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	Six Months Ended June 30
(Dollars in thousands)	2004	2003

Cash flows from operating activities:
Net income	$45,464	$36,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,191	22,611
Stock issued under employee benefit and stock compensation plans	6,428	6,572
Deferred income tax (benefit) provision	(1,977)	4,106
Other	(237)	280
Changes in operating assets and liabilities:
Accounts receivable	(3,411)	10,386
Unbilled services	(10,056)	(10,710)
Inventory	609	907
Accounts payable	2,658	(5,040)
Accrued liabilities	(451)	(23,579)
Unearned revenue	(10,945)	(23,343)
Income taxes payable	9,593	—
Other assets and liabilities, net	(7,488)	1,077

Net cash provided by operating activities	53,378	19,439

Cash flows from investing activities:
Equity method investment	(20,741)	—
Capital expenditures	(23,280)	(20,358)
Other, net	71	(46)

Net cash used in investing activities	(43,950)	(20,404)

Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	40,623	14,919
Purchase of treasury stock	(70,105)	(13,931)

Net cash (used in) provided by financing activities	(29,482)	988

Effect of exchange rate changes on cash	1,064	2,904

Net change in cash and cash equivalents	(18,990)	2,927

Cash and cash equivalents, beginning of period	171,600	75,913

Cash and cash equivalents, end of period	$152,610	$78,840

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2004 and 2003
(dollars in thousands, unless otherwise indicated)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 2003, 2002, and 2001 included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

  Prepaid Expenses and Other Current Assets

        In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $23.6 million and $14.5 million at June 30, 2004 and December 31, 2003, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

  Inventory

        Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.

  Goodwill and Impairment of Goodwill

        Goodwill represents investment costs in excess of the fair value of net tangible and identifiable net intangible assets acquired. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill. The most recent annual test performed for 2003 did not identify any instances of impairment and there were no events through June 30, 2004 that warranted a reconsideration of our impairment test results.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2004 and 2003
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

  Comprehensive Income

        Covance's total comprehensive income, which represents net income plus the change in the cumulative translation adjustment equity account for the periods presented, was $26.2 million and $25.0 million for the three months ended June 30, 2004 and 2003, respectively, and $48.0 million and $42.8 million for the six months ended June 30, 2004 and 2003, respectively.

  Earnings Per Share ("EPS")

        Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued; computed under the treasury stock method in accordance with the requirements of SFAS No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended June 30, 2004 and 2003, the denominator was increased by 2,282,962 shares and 822,614 shares, respectively, and for the six months ended June 30, 2004 and 2003, the denominator was increased by 2,173,173 shares and 1,254,774 shares, respectively, representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued for stock options outstanding at June 30, 2004 and 2003 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

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
June 30, 2004 and 2003
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

        While Covance does record compensation expense related to awards of stock, no compensation cost is recorded for option grants under Covance's stock option plans as all options granted under these plans are issued with an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2004 and 2003 had Covance applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all of its stock-based employee compensation plans.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net Income, as reported	$23,295	$18,254	$45,464	$36,172

Add: Stock award-based employee compensation included in reported net income, net of related tax effects	$764	$848	$1,389	$1,608

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(3,563)	$(3,226)	$(6,446)	$(6,204)

Pro forma net income	$20,496	$15,876	$40,407	$31,576

Earnings per share:
Basic—as reported	$0.37	$0.30	$0.73	$0.59
Basic—pro forma	$0.33	$0.26	$0.65	$0.51

Diluted—as reported	$0.36	$0.29	$0.70	$0.58
Diluted—pro forma	$0.32	$0.25	$0.63	$0.50

  Supplemental Cash Flow Information

        Cash paid for interest for each of the six month periods ended June 30, 2004 and 2003 totaled $0.8 million. Cash paid for income taxes for the six month periods ended June 30, 2004 and 2003 totaled $6.6 million and $9.2 million, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2004 and 2003
(dollars in thousands, unless otherwise indicated)

3.    Treasury Stock

        In June 2004, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance's stock repurchase program. At June 30, 2004, there were 3.0 million shares remaining for purchase under this program, and another 0.3 million shares remaining under a previous 3.0 million share buyback program approved by the Covance Board of Directors in 2003. Covance also reacquires shares of its common stock in connection with certain employee benefit plans when employees tender shares upon choosing the reload option for stock option exercises and when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards. The following table sets forth the treasury stock activity during the six month periods ended June 30, 2004 and 2003.

	Six Months Ended June 30
	2004		2003
	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$66,883	2,095.0	$13,515	640.3
Employee benefit plans	3,222	96.3	416	9.4

Total	$70,105	2,191.3	$13,931	649.7

4.    Equity Method Investees

      In March 2004, Covance acquired a 47% minority equity position in Noveprim Limited, an existing supplier of research products, for a total cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim's net assets is approximately $13.8 million. This investment is reflected in Other Assets on the Consolidated Balance Sheet. During the three month period ended June 30, 2004, Covance recognized $0.1 million, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at June 30, 2004.

        Covance has a minority equity position (approximately 22% at June 30, 2004) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three and six month periods ended June 30, 2004, Covance recognized $0.1 million and $0.4 million, respectively, representing its share of BITI's earnings. During the three and six month periods ended June 30, 2003, Covance recognized $0.1 million and $0.2 million, respectively, representing its share of BITI's earnings. The carrying value of Covance's investment in BITI as of June 30, 2004 was $0.8 million while the fair market value was $10.8 million.

5.    Defined Benefit Plans

        Covance sponsors various pension and other post-retirement benefit plans. During the first quarter of 2004, Covance adopted the interim disclosure provisions of SFAS No. 132 (revised 2003), Employers' Disclosure About Pensions and Other Post-Retirement Benefits. This statement requires the interim disclosures as shown below.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2004 and 2003
(dollars in thousands, unless otherwise indicated)

5.    Defined Benefit Plans (Continued)

  Defined Benefit Pension Plans

        Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded while the UK plans are funded. Covance's funding policy has been to contribute annually a fixed percentage of the eligible employee's salary at least equal to the local statutory funding requirements. Pension plan assets are administered by the plans' trustees and are principally invested in equity and fixed income securities. The components of net periodic pension expense for these plans for the three and six month periods ended June 30, 2004 and 2003 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Components of Net Periodic Pension Cost:
Service cost	$1,167	$1,050	$72	$63
Interest cost	1,217	943	60	52
Expected return on plan assets	(1,089)	(806)	—	—
Amortization of net actuarial loss	281	296	1	2
Participant contributions	(507)	(463)	—	—

Net periodic pension cost	$1,069	$1,020	$133	$117

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.00%	6.00%	5.75%	5.75%
Expected rate of return on assets	6.00%	6.00%	n/a	n/a
Salary increases	3.50%	3.50%	3.00%	3.00%

	United Kingdom Plans		German Plan
	Six Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Components of Net Periodic Pension Cost:
Service cost	$2,339	$2,100	$145	$126
Interest cost	2,439	1,886	121	104
Expected return on plan assets	(2,183)	(1,612)	—	—
Amortization of net actuarial loss	563	592	3	3
Participant contributions	(1,017)	(926)	—	—

Net periodic pension cost	$2,141	$2,040	$269	$239

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.00%	6.00%	5.75%	5.75%
Expected rate of return on assets	6.00%	6.00%	n/a	n/a
Salary increases	3.50%	3.50%	3.00%	3.00%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2004 and 2003
(dollars in thousands, unless otherwise indicated)

5.    Defined Benefit Plans (Continued)

  Supplemental Executive Retirement Plan

        In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan ("SERP"). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of net periodic pension cost for the three and six month periods ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Components of Net Periodic Pension Cost:
Service cost	$237	$141	$474	$282
Interest cost	131	98	262	196
Amortization of prior service cost	19	—	38	—
Amortization of net actuarial loss	5	2	10	4

Net periodic pension cost	$392	$241	$784	$482

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.25%	6.75%	6.25%	6.75%
Salary increases	4.00%	4.50%	4.00%	4.50%

  Post-Employment Retiree Health and Welfare Plan

        Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees. The components of net periodic post-retirement benefits cost for the three and six month periods ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2004		2003		2004		2003
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$60		$56		$120		$112
Interest cost	98		96		196		192
Amortization of prior service cost (benefit)	(98)		(99)		(196)		(198)
Amortization of net actuarial loss	50		45		100		90

Net periodic post-retirement benefits cost	$110		$98		$220		$196

Assumptions Used:
Discount rate	6.25%		6.75%		6.25%		6.75%
Health care cost trend rate	9.00%	(a)	9.90%	(a)	9.00%	(a)	9.90%	(a)

(a)
decreasing to ultimate trend of 5.00% in 2009

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2004 and 2003
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

        The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues, operating income and total assets for the three and six months ended June 30, 2004 and 2003 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended June 30, 2004
Total revenues from external customers	$120,688	$130,307	$7,622	(a)	$258,617
Operating income	$27,915	$19,508	$(13,394)	(b)	$34,029
Total assets	$426,125	$341,815	$76,081	(c)	$844,021

Three months ended June 30, 2003
Total revenues from external customers	$98,693	$135,145	$8,507	(a)	$242,345
Operating income	$19,199	$20,949	$(11,992)	(b)	$28,156
Total assets	$342,651	$320,045	$24,630	(c)	$687,326

Six months ended June 30, 2004
Total revenues from external customers	$236,002	$259,236	$14,879	(a)	$510,117
Operating income	$54,831	$37,960	$(26,687)	(b)	$66,104
Total assets	$426,125	$341,815	$76,081	(c)	$844,021

Six months ended June 30, 2003
Total revenues from external customers	$198,688	$268,546	$18,160	(a)	$485,394
Operating income	$38,288	$40,090	$(22,625)	(b)	$55,753
Total assets	$342,651	$320,045	$24,630	(c)	$687,326

(a)
Represents revenues associated with reimbursable out-of-pocket expenses

(b)
Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal)

(c)
Represents corporate assets

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

Critical Accounting Policies

        Covance's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principals, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

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

Results of Operations

        Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003.    Net revenues increased 7.3% to $251.0 million for the three months ended June 30, 2004 from $233.8 million for the corresponding 2003 period. Excluding the impact of foreign exchange rate variances between both periods net revenues increased 4.9% as compared to the corresponding 2003 period. Net revenues from Covance's early development segment grew 22.3%, or 18.4% excluding the impact of foreign exchange rate variances between both periods, primarily on continuing strong performance in our global toxicology, chemistry and North American Phase I services. Net revenues from Covance's late-stage development segment decreased 3.6%, or 5.0% excluding the impact of foreign exchange rate variances between both periods. Growth in our late-stage development segment continued to be negatively impacted by reduced testing volumes in our central laboratory service offering due to low order volume in the first half of 2003.

        Cost of revenue increased 6.0% to $167.1 million or 66.6% of net revenues for the three months ended June 30, 2004 as compared to $157.7 million or 67.4% of net revenues for the corresponding 2003 period. Gross margins improved 80 basis points to 33.4% for the three months ended June 30, 2004 from 32.6% for the corresponding 2003 period on process improvements and cost controls, especially across most of our early development service offerings.

        Overall, selling, general and administrative expenses increased 5.1% to $38.4 million for the three months ended June 30, 2004 from $36.5 million for the corresponding 2003 period. As a percentage of net revenues, selling, general and administrative expenses decreased 30 basis points to 15.3% for the three month period ended June 30, 2004 from 15.6% for the corresponding 2003 period.

        Depreciation and amortization was $11.5 million for each of the three month periods ended June 30, 2004 and 2003, or 4.6% and 4.9% of net revenues for the corresponding 2004 and 2003 periods, respectively.

        Income from operations increased 20.9% to $34.0 million or 13.6% of net revenues for the three months ended June 30, 2004 from $28.2 million or 12.0% of net revenues for the corresponding 2003 period. Income from operations from Covance's early development segment increased $8.7 million or 45.4% to $27.9 million or 23.1% of net revenues for the three months ended June 30, 2004 from $19.2 million or 19.5% of net revenues for the corresponding 2003 period, primarily driven by strong performance in our global toxicology, chemistry and North American Phase I services. Income from operations from Covance's late-stage development segment decreased $1.4 million or 6.9% to $19.5 million or 15.0% of net revenues for the three months ended June 30, 2004 from $20.9 million or 15.5% of net revenues for the corresponding 2003 period. Late-stage development operating income continued to be negatively impacted by reduced testing volumes in our central laboratory service offering resulting from low order volume in the first half of 2003. Corporate expenses increased $1.4 million to $13.4 million or 5.3% of net revenues for the three months ended June 30, 2004 from $12.0 million or 5.1% of net revenues for the three months ended June 30, 2003. The increase is primarily attributable to increased centralized information technology costs.

        Covance's effective tax rate for the three months ended June 30, 2004 was 32.0% compared to 35.2% for the corresponding 2003 period. The year over year 320 basis point reduction in Covance's effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, recently enacted research and development tax credits in the United Kingdom, and other planning measures.

        Covance has a minority equity position (approximately 22% at June 30, 2004) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During each of the three month periods ended June 30, 2004 and 2003, Covance recognized $0.1 million, representing its share of BITI's earnings.

        In March 2004, Covance acquired a 47% minority equity position in Noveprim Limited, an existing supplier of research products. Covance began recognizing earnings from this investment in the second quarter of 2004. For the three month period ended June 30, 2004, Covance recognized $0.1 million, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at June 30, 2004.

        Net income of $23.3 million for the three months ended June 30, 2004 increased $5.0 million or 27.6% as compared to $18.3 million for the corresponding 2003 period.

        Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003.    Net revenues increased 6.0% to $495.2 million for the six months ended June 30, 2004 from $467.2 million for the corresponding 2003 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 2.9% as compared to the corresponding 2003 period. Net revenues from Covance's early development segment grew 18.8%, or 14.2% excluding the impact of foreign exchange rate variances between both periods, primarily on strong performance in our global toxicology, chemistry and North American Phase I services. Net revenues from Covance's late-stage development segment decreased 3.5%, or 5.4% excluding the impact of foreign exchange rate variances between both periods. Growth in our late-stage development segment was negatively impacted by reduced testing volumes in our central laboratory service offering due to low order volume in the first half of 2003.

        Cost of revenue increased 3.1% to $328.7 million or 66.4% of net revenues for the six months ended June 30, 2004 as compared to $318.7 million or 68.2% of net revenues for the corresponding 2003 period. Gross margins improved 180 basis points to 33.6% for the six months ended June 30, 2004 from 31.8% for the corresponding 2003 period primarily, on process improvements and cost controls, especially across most of our early development service offerings.

        Overall, selling, general and administrative expenses increased 10.1% to $77.2 million for the six months ended June 30, 2004 from $70.1 million for the corresponding 2003 period. As a percentage of net revenues, selling, general and administrative expenses increased 60 basis points to 15.6% for the six months ended June 30, 2004 from 15.0% for the corresponding 2003 period.

        Depreciation and amortization increased 2.6% to $23.2 million or 4.7% of net revenues for the six months ended June 30, 2004 from $22.6 million or 4.8% of net revenues for the corresponding 2003 period.

        Income from operations increased 18.6% to $66.1 million or 13.3% of net revenues for the six months ended June 30, 2004 from $55.8 million or 11.9% of net revenues for the corresponding 2003 period. Income from operations from Covance's early development segment increased $16.5 million or 43.2% to $54.8 million or 23.2% of net revenues for the six months ended June 30, 2004 from $38.3 million or 19.3% of net revenues for the corresponding 2003 period, primarily driven by strong performance in our global toxicology, chemistry and North American Phase I services. Income from operations from Covance's late-stage development segment decreased $2.1 million or 5.3% to $38.0 million or 14.6% of net revenues for the six months ended June 30, 2004 from $40.1 million or 14.9% of net revenues for the corresponding 2003 period, primarily due to reduced testing volumes in our central laboratory service offering resulting from low order volume in the first half of 2003. Corporate expenses increased $4.1 million to $26.7 million or 5.4% of net revenues for the six months ended June 30, 2004 from $22.6 million or 4.8% of net revenues for the six months ended June 30, 2003. The increase is primarily attributable to increased centralized information technology and human resources costs and increased spending in sales and marketing, finance, legal and resource management.

        Other income, net increased $0.5 million to $0.3 million for the six months ended June 30, 2004 from net expense of $0.2 million for the corresponding 2003 period. This increase is the result of a $0.9 million increase in net interest income due primarily to higher invested cash balances, partially offset by a $0.4 million increase in foreign exchange losses due to the weakening of the U.S. dollar during the six months ended June 30, 2004.

        Covance's effective tax rate for the six months ended June 30, 2004 was 32.2% compared to 35.3% for the corresponding 2003 period. The 310 basis point reduction in Covance's effective tax rate year over year is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, recently enacted research and development tax credits in the United Kingdom, and other initiatives.

        Covance has a minority equity position (approximately 22% at June 30, 2004) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the six month period ended June 30, 2004, Covance recognized $0.4 million, representing its share of BITI's earnings, as compared to $0.2 million for the corresponding 2003 period.

        In March 2004, Covance acquired a 47% minority equity position in Noveprim Limited, an existing supplier of research products. Covance began recognizing earnings from this investment in the second quarter of 2004. For the three month period ended June 30, 2004, Covance recognized $0.1 million, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at June 30, 2004.

        Net income of $45.5 million for the six months ended June 30, 2004 increased $9.3 million or 25.7% as compared to $36.2 million for the corresponding 2003 period.

Liquidity and Capital Resources

        Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. On June 30, 2004, Covance entered into a new $75.0 million revolving credit facility which expires in June 2009. Covance believes cash from operations and available borrowings under its new credit facility will provide sufficient liquidity for the foreseeable future. At June 30, 2004, there were no outstanding borrowings and no outstanding letters of credit under the new credit facility. Interest on all outstanding borrowings under the new credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a 75 basis point margin. Costs associated with the new credit facility consisted primarily of bank and legal fees totaling $0.4 million which will be amortized over the five year facility term. The new credit facility contains various financial and other covenants. The new credit facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. A commitment fee of 15 basis points on the undrawn balance of the new credit facility will be payable in arrears on the first day of each July, October, January and April, beginning in October 2004.

        During the six months ended June 30, 2004, Covance's operations provided net cash of $53.4 million, an increase of $33.9 million from the corresponding 2003 period. The change in net operating assets used $19.5 million in cash during the six months ended June 30, 2004, primarily due to a reduction in unearned revenue and an increase in unbilled services, while this net change used $50.3 million in cash during the six months ended June 30, 2003, primarily due to a reduction in accrued liabilities (primarily from the payment of 2002 bonuses in the first quarter of 2003) and unearned revenue. Covance's ratio of current assets to current liabilities was 2.43 at June 30, 2004 and 2.37 at December 31, 2003.

        Investing activities for the six months ended June 30, 2004 used $44.0 million, compared to using $20.4 million for the corresponding 2003 period. Capital spending for the first six months of 2004 totaled $23.3 million, and was primarily for the outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees. Investment activities for the six months ended June 30, 2004 also include a 47% equity investment in Noveprim Limited, an existing supplier of research products, totaling $20.7 million. Capital spending for the corresponding 2003 period totaled $20.4 million, and was primarily for the expansion and enhancement of our Harrogate, England facility, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees.

        Financing activities for the six months ended June 30, 2004 used $29.5 million and consisted primarily of the purchase of 2,095,000 shares of Covance common stock for an aggregate cost of $70.1 million, primarily in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in February 2003, partially offset by $40.6 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan. Financing activities for the six months ended June 30, 2003 provided $1.0 million, and consisted primarily of $14.9 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan, partially offset by the purchase of 649,700 shares of Covance common stock for an aggregate cost of $13.9 million, primarily in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in February 2003.

        In June 2004, Covance's Board of Directors authorized the repurchase of up to 3.0 million additional shares of Covance common stock. At June 30, 2004, there are also 264,700 shares remaining for repurchase under the 2003 Board approved repurchase program.

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

Forward Looking Statements. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company's ability to increase order volume in clinical development services and central laboratory and commercialization services, and other factors described in Covance's filings with the Securities and Exchange Commission, including, its Annual Report on Form 10-K.

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

        We derive a large portion of our net revenues from international operations. In the six month period ended June 30, 2004, we derived approximately 35% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition, and cash flows.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        For the six months ended June 30, 2004, approximately 35% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Foreign Currency Risks" for a more detailed discussion of our foreign currency risks and exposures.

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

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        Repurchases of equity securities as reported on a settlement date basis during the quarter ended June 30, 2004 were as follows:

    Issuer Purchases of Equity Securities(a)(b):

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs	Maximum # of Shares that May Yet Be Purchased Currently Under Authorized Programs
April 1, 2004—April 30, 2004	84,000	$34.4671	1,905,300	1,094,700	(a)
May 1, 2004—May 31, 2004	830,000	$34.6847	2,735,300	264,700	(a)
June 1, 2004—June 30, 2004	—	—	2,735,300	3,264,700	(b)

  (a)
  On February 27, 2003, the Company announced that its Board of Directors had approved the repurchase of up to three million shares of common stock.
  (b)
  On June 28, 2004, the Company announced that its Board of Directors had approved the repurchase of up to an additional three million shares of common stock.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of Covance was held on April 29, 2004, pursuant to notice.

        Two directors were reelected to the Board of Directors with the following votes cast: Robert M. Baylis received 34,850,129 votes for and 21,016,311 votes were withheld; Irwin Lerner received 33,773,714 votes for and 22,092,726 votes were withheld. The following directors' terms of office as a director continued after the meeting: Robert Barchi, Sandra L. Helton, Christopher A. Kuebler, J. Randall McDonald, Kathleen G. Murray and William C. Ughetta.

        In addition, a shareholder proposal seeking to require the annual election of all members of the Board of Directors received 40,388,789 votes for, 10,542,742 votes against, 271,282 votes abstained and 4,663,627 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

10.1	Letter Agreement between Covance Inc. and Wendel Barr dated as of February 25, 2004. Filed herewith.

10.2	Letter Agreement between Covance Laboratories Limited and Anthony Cork dated as of February 25, 2004. Filed herewith.

10.3	Credit Agreement among Covance Inc., PNC Bank, National Association, as agent, and the banks named therein dated as of June 30, 2004. Filed herewith.

31.1	Certification—Christopher A. Kuebler. Filed herewith.

31.2	Certification—William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Christopher A. Kuebler. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—William E. Klitgaard. Filed herewith.

(b)
Reports on Form 8-K

        During the three month period ended June 30, 2004, one report on Form 8-K was filed. The report dated April 22, 2004, was filed reporting the issuance of a press release on April 21, 2004 announcing Covance's financial results for the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: July 23, 2004	By:	/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	July 23, 2004

/s/ WILLIAM E. KLITGAARD William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 23, 2004

/s/ MICHAEL GIANNETTO Michael Giannetto	Corporate Vice President and Controller (Principal Accounting Officer)	July 23, 2004

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter Agreement between Covance Inc. and Wendel Barr dated as of February 25, 2004. Filed herewith.

10.2	Letter Agreement between Covance Laboratories Limited and Anthony Cork dated as of February 25, 2004. Filed herewith.

10.3	Credit Agreement among Covance Inc., PNC Bank, National Association, as agent, and the banks named therein dated as of June 30, 2004. Filed herewith.

31.1	Certification—Christopher A. Kuebler. Filed herewith.

31.2	Certification—William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Christopher A. Kuebler. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—William E. Klitgaard. Filed herewith.