Form 10-Q
period 2004-09-30
COVANCE INC
filed 2004-10-26
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of October 14, 2004, the Registrant had 62,439,943 shares of Common Stock outstanding.

Covance Inc.
Form 10-Q For the Quarterly Period Ended September 30, 2004

INDEX

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(Dollars in thousands)	September 30, 2004	December 31, 2003
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$161,087	$171,600
Accounts receivable	161,537	156,799
Unbilled services	64,120	44,053
Inventory	37,437	39,926
Deferred income taxes	8,232	6,230
Prepaid expenses and other current assets	47,409	31,246

Total Current Assets	479,822	449,854
Property and equipment, net	287,653	284,413
Goodwill, net	56,876	56,876
Other assets	37,924	16,482

Total Assets	$862,275	$807,625

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$21,050	$20,129
Accrued payroll and benefits	59,106	50,433
Accrued expenses and other current liabilities	36,744	37,035
Unearned revenue	68,759	82,227
Income taxes payable	11,724	—

Total Current Liabilities	197,383	189,824
Deferred income taxes	36,415	36,776
Other liabilities	19,863	17,044

Total Liabilities	253,661	243,644

Commitments and Contingent Liabilities
Stockholders' Equity:
Preferred Stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Common Stock—Par value $0.01 per share; 140,000,000 shares authorized; 69,076,729 and 66,345,070 shares issued, including those held in treasury, at September 30, 2004 and December 31, 2003, respectively	691	663
Paid-in capital	268,076	199,534
Retained earnings	465,882	395,245
Accumulated other comprehensive income— Cumulative translation adjustment	22,673	21,960
Treasury stock at cost (6,702,117 and 3,820,531 shares at September 30, 2004 and December 31, 2003, respectively)	(148,708)	(53,421)

Total Stockholders' Equity	608,614	563,981

Total Liabilities and Stockholders' Equity	$862,275	$807,625

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except per share data)	2004	2003	2004	2003

Net revenues	$256,334	$231,954	$751,572	$699,188
Reimbursable out-of-pockets	7,602	7,897	22,481	26,057

Total revenues	263,936	239,851	774,053	725,245

Cost and expenses:
Cost of revenue	169,254	154,789	497,950	473,517
Reimbursed out-of-pocket expenses	7,602	7,897	22,481	26,057
Selling, general and administrative	39,746	36,109	116,993	106,251
Depreciation and amortization	11,220	11,263	34,411	33,874

Total	227,822	210,058	671,835	639,699

Income from operations	36,114	29,793	102,218	85,546

Other (income) expense, net:
Interest expense	77	399	819	1,211
Interest income	(758)	(372)	(2,244)	(1,000)
Foreign exchange transaction loss, net	296	313	714	334

Other (income) expense, net	(385)	340	(711)	545

Income before taxes and equity investee earnings	36,499	29,453	102,929	85,001
Taxes on Income	11,667	10,035	33,068	29,658
Equity investee earnings	341	92	776	339

Net income	$25,173	$19,510	$70,637	$55,682

Basic earnings per share	$0.40	$0.32	$1.13	$0.90

Weighted average shares outstanding—basic	62,407,776	61,679,462	62,505,003	61,569,954

Diluted earnings per share	$0.39	$0.31	$1.09	$0.89

Weighted average shares outstanding—diluted	64,570,014	62,674,600	64,697,286	62,734,837

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	Nine Months Ended September 30
(Dollars in thousands)	2004	2003
Cash flows from operating activities:
Net income	$70,637	$55,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,411	33,874
Stock issued under employee benefit and stock compensation plans	8,984	9,886
Deferred income tax (benefit) provision	(2,363)	4,692
Other	(422)	255
Changes in operating assets and liabilities:
Accounts receivable	(4,738)	16,628
Unbilled services	(20,067)	(10,917)
Inventory	2,489	1,859
Accounts payable	921	(4,950)
Accrued liabilities	8,382	(10,649)
Unearned revenue	(13,468)	(23,851)
Income taxes payable	22,176	5,516
Other assets and liabilities, net	(13,155)	(917)

Net cash provided by operating activities	93,787	77,108

Cash flows from investing activities:
Equity method investment	(20,741)	—
Capital expenditures	(37,623)	(48,726)
Other, net	109	(18)

Net cash used in investing activities	(58,255)	(48,744)

Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	49,134	17,420
Purchase of treasury stock	(95,287)	(13,931)

Net cash (used in) provided by financing activities	(46,153)	3,489

Effect of exchange rate changes on cash	108	3,150

Net change in cash and cash equivalents	(10,513)	35,003

Cash and cash equivalents, beginning of period	171,600	75,913

Cash and cash equivalents, end of period	$161,087	$110,916

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2004 and 2003
(dollars in thousands, unless otherwise indicated)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 2003, 2002, and 2001 included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

  Prepaid Expenses and Other Current Assets

        In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $28.1 million and $14.5 million at September 30, 2004 and December 31, 2003, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

  Inventory

        Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.

  Goodwill and Impairment of Goodwill

        Goodwill represents investment costs in excess of the fair value of net tangible and identifiable net intangible assets acquired. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill. The most recent annual test performed for 2003 did not identify any instances of impairment and there were no events through September 30, 2004 that warranted a reconsideration of our impairment test results.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2004 and 2003
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

        Covance has established, and periodically reviews and reevaluates, an estimated income tax reserve, which is included in accrued expenses and other current liabilities on the accompanying Consolidated Balance Sheets. This income tax reserve is for exposures related to various Federal, state and foreign income tax matters. The purpose of this income tax reserve is to provide for the possibility of adverse outcomes in income tax proceedings across these various tax jurisdictions in which Covance operates. An accrual is established at the time an exposure is identified. The amount of the accrual for each item for which an exposure exists is adjusted when either (a) matters are settled at amounts which are different than the amount included in the reserve or (b) when facts indicate a significant change in either the probability or estimated amount of the potential exposure.

  Comprehensive Income

        Covance's total comprehensive income, which represents net income plus the change in the cumulative translation adjustment equity account for the periods presented, was $23.3 million and $20.8 million for the three months ended September 30, 2004 and 2003, respectively, and $71.4 million and $63.6 million for the nine months ended September 30, 2004 and 2003, respectively.

  Earnings Per Share ("EPS")

        Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued; computed under the treasury stock method in accordance with the requirements of SFAS No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended September 30, 2004 and 2003, the denominator was increased by 2,162,238 shares and 995,138 shares, respectively, and for the nine months ended September 30, 2004 and 2003, the denominator was increased by 2,192,283 shares and 1,164,883 shares, respectively, representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued for stock options outstanding at September 30, 2004 and 2003 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

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
September 30, 2004 and 2003
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

        While Covance does record compensation expense related to awards of stock, no compensation cost is recorded for option grants under Covance's stock option plans as all options granted under these plans are issued with an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2004 and 2003 had Covance applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all of its stock-based employee compensation plans.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net Income, as reported	$25,173	$19,510	$70,637	$55,682

Add: Stock award-based employee compensation included in reported net income, net of related tax effects	$746	$794	$2,135	$2,402

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(3,694)	$(3,441)	$(10,140)	$(9,645)

Pro forma net income	$22,225	$16,863	$62,632	$48,439

Earnings per share:
Basic—as reported	$0.40	$0.32	$1.13	$0.90
Basic—pro forma	$0.36	$0.27	$1.00	$0.79

Diluted—as reported	$0.39	$0.31	$1.09	$0.89
Diluted—pro forma	$0.34	$0.27	$0.97	$0.77

  Supplemental Cash Flow Information

        Cash paid for interest for the nine months ended September 30, 2004 and 2003 totaled $0.8 million and $1.3 million, respectively. Cash paid for income taxes for the nine months ended September 30, 2004 and 2003 totaled $13.9 million and $13.3 million, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2004 and 2003
(dollars in thousands, unless otherwise indicated)

3.    Treasury Stock

        In February 2003, the Covance Board of Directors authorized the repurchase of 3.0 million shares under Covance's stock repurchase program. In June 2004, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under this program. For the nine months ended September 30, 2004 and 2003, Covance repurchased 2.7 million shares and 0.6 million shares, respectively, under these two authorizations. At September 30, 2004, there were 2.7 million shares remaining for purchase under the 2004 authorization. Covance also reacquires shares of its common stock in connection with certain employee benefit plans when employees tender shares upon choosing the reload option for stock option exercises and when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards. The following table sets forth the treasury stock activity during the nine month periods ended September 30, 2004 and 2003.

	Nine Months Ended September 30
	2004		2003
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$86,929	2,655.3	$13,515	640.3
Employee benefit plans	8,358	226.3	416	9.4

Total	$95,287	2,881.6	$13,931	649.7

4.    Equity Method Investees

      In March 2004, Covance acquired a 47% minority equity position in Noveprim Limited, an existing supplier of research products, for a total cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim's net assets is approximately $13.8 million. This investment is reflected in Other Assets on the Consolidated Balance Sheet. During the three and nine month periods ended September 30, 2004, Covance recognized $0.2 million and $0.3 million, respectively, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at September 30, 2004.

        Covance has a minority equity position (approximately 22% at September 30, 2004) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three and nine month periods ended September 30, 2004, Covance recognized $0.1 million and $0.4 million, respectively, representing its share of BITI's earnings. During the three and nine month periods ended September 30, 2003, Covance recognized $0.1 million and $0.3 million, respectively, representing its share of BITI's earnings. The carrying value of Covance's investment in BITI as of September 30, 2004 was $0.9 million while the fair market value was $11.5 million.

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
September 30, 2004 and 2003
(dollars in thousands, unless otherwise indicated)

5.    Defined Benefit Plans (Continued)

  Defined Benefit Pension Plans

        Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded while the UK plans are funded. Covance's funding policy has been to contribute annually a fixed percentage of the eligible employee's salary at least equal to the local statutory funding requirements. Pension plan assets are administered by the plans' trustees and are principally invested in equity and fixed income securities. The components of net periodic pension expense for these plans for the three and nine month periods ended September 30, 2004 and 2003 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Components of Net Periodic Pension Cost:
Service cost	$1,151	$1,050	$72	$63
Interest cost	1,199	943	60	52
Expected return on plan assets	(1,073)	(806)	—	—
Amortization of net actuarial loss	277	296	1	2
Participant contributions	(500)	(463)	—	—

Net periodic pension cost	$1,054	$1,020	$133	$117

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.00%	6.00%	5.75%	5.75%
Expected rate of return on assets	6.00%	6.00%	n/a	n/a
Salary increases	3.50%	3.50%	3.00%	3.00%

	United Kingdom Plans		German Plan
	Nine Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Components of Net Periodic Pension Cost:
Service cost	$3,490	$3,150	$217	$189
Interest cost	3,638	2,829	181	156
Expected return on plan assets	(3,256)	(2,418)	—	—
Amortization of net actuarial loss	840	888	4	5
Participant contributions	(1,517)	(1,389)	—	—

Net periodic pension cost	$3,195	$3,060	$402	$350

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.00%	6.00%	5.75%	5.75%
Expected rate of return on assets	6.00%	6.00%	n/a	n/a
Salary increases	3.50%	3.50%	3.00%	3.00%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2004 and 2003
(dollars in thousands, unless otherwise indicated)

5.    Defined Benefit Plans (Continued)

  Supplemental Executive Retirement Plan

        In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan ("SERP"). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of net periodic pension cost for the three and nine month periods ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Components of Net Periodic Pension Cost:
Service cost	$236	$141	$710	$423
Interest cost	131	98	393	294
Amortization of prior service cost	19	—	57	—
Amortization of net actuarial loss	6	2	16	6

Net periodic pension cost	$392	$241	$1,176	$723

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.25%	6.75%	6.25%	6.75%
Salary increases	4.00%	4.50%	4.00%	4.50%

  Post-Employment Retiree Health and Welfare Plan

        Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees. The components of net periodic post-retirement benefits cost for the three and nine month periods ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2004		2003		2004		2003
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$59		$56		$179		$168
Interest cost	98		96		294		288
Amortization of prior service cost (benefit)	(97)		(99)		(293)		(297)
Amortization of net actuarial loss	50		46		150		136

Net periodic post-retirement benefits cost	$110		$99		$330		$295

Assumptions Used:
Discount rate	6.25%		6.75%		6.25%		6.75%
Health care cost trend rate	9.00	%(a)	9.90	%(a)	9.00	%(a)	9.90	%(a)

(a)
decreasing to ultimate trend of 5.00% in 2010

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2004 and 2003
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

        The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues, operating income and total assets for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended September 30, 2004
Total revenues from external customers	$121,086	$135,248	$7,602	(a)	$263,936
Operating income	$28,936	$21,669	$(14,491	) (b)	$36,114
Total assets	$435,272	$362,584	$64,419	(c)	$862,275

Three months ended September 30, 2003
Total revenues from external customers	$104,653	$127,301	$7,897	(a)	$239,851
Operating income	$23,051	$18,823	$(12,081	) (b)	$29,793
Total assets	$356,919	$324,412	$51,749	(c)	$733,080

Nine months ended September 30, 2004
Total revenues from external customers	$357,088	$394,484	$22,481	(a)	$774,053
Operating income	$83,767	$59,629	$(41,178	) (b)	$102,218
Total assets	$435,272	$362,584	$64,419	(c)	$862,275

Nine months ended September 30, 2003
Total revenues from external customers	$303,341	$395,847	$26,057	(a)	$725,245
Operating income	$61,339	$58,913	$(34,706	) (b)	$85,546
Total assets	$356,919	$324,412	$51,749	(c)	$733,080

(a)
Represents revenues associated with reimbursable out-of-pocket expenses

(b)
Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal)

(c)
Represents corporate assets

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

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

Critical Accounting Policies

        Covance's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

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

        Taxes on Income.    Since Covance conducts operations on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance's profits are further impacted by changes in the tax rates of the various jurisdictions. In particular, as the geographic mix of Covance's pre-tax earnings among various tax jurisdictions changes, Covance's effective tax rate may vary from period to period. Covance has established, and periodically reviews and reevaluates, an estimated income tax reserve which is included in accrued expenses and other current liabilities on its consolidated balance sheet. This income tax reserve is for exposures related to various Federal, state and foreign income tax matters. The purpose of this income tax reserve is to provide for the possibility of adverse outcomes in income tax proceedings across these various tax jurisdictions in which Covance operates. An accrual is established at the time an exposure is identified. The amount of the accrual for each item for which an exposure exists is adjusted when either (a) matters are settled at amounts which are different than the amount included in the reserve or (b) when facts indicate a significant change in either the probability or estimated amount of the potential exposure. While Covance believes that it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is possible that changes in estimates in the future could cause Covance to either materially increase or reduce the carrying amount of its income tax reserve. In addition, Covance's policy is to provide income taxes on earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Taxes have not been provided on accumulated foreign unremitted earnings totaling $127.0 million as of December 31, 2003 because Covance currently intends to leave these earnings invested in those countries. If Covance were to repatriate these earnings, or a portion of these earnings, Covance might incur a significant income tax liability.

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

Results of Operations

        Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003.    Net revenues increased 10.5% to $256.3 million for the three months ended September 30, 2004 from $232.0 million for the corresponding 2003 period. Excluding the impact of foreign exchange rate variances between both periods net revenues increased 7.5% as compared to the corresponding 2003 period. Net revenues from Covance's early development segment grew 15.7%, or 12.0% excluding the impact of foreign exchange rate variances between both periods, primarily on continuing strong performance in our global toxicology, chemistry and North American Phase I services. Net revenues from Covance's late-stage development segment grew 6.2%, or 3.8% excluding the impact of foreign exchange rate variances between both periods, primarily on strong performance in our central diagnostics and health economics services. Late-stage development net revenues from clinical development services also benefited from gains earned upon the conclusion of a few large fixed price contracts.

        Cost of revenue increased 9.3% to $169.3 million or 66.0% of net revenues for the three months ended September 30, 2004 as compared to $154.8 million or 66.7% of net revenues for the corresponding 2003 period. Gross margins improved 70 basis points to 34.0% for the three months ended September 30, 2004 from 33.3% for the corresponding 2003 period on process improvements and cost controls.

        Overall, selling, general and administrative expenses increased 10.1% to $39.7 million for the three months ended September 30, 2004 from $36.1 million for the corresponding 2003 period. As a percentage of net revenues, selling, general and administrative expenses decreased 10 basis points to 15.5% for the three month period ended September 30, 2004 from 15.6% for the corresponding 2003 period.

        Depreciation and amortization decreased 0.4% to $11.2 million or 4.4% of net revenues for the three months ended September 30, 2004 from $11.3 million or 4.9% of net revenues for the corresponding 2003 period.

        Income from operations increased 21.2% to $36.1 million or 14.1% of net revenues for the three months ended September 30, 2004 from $29.8 million or 12.8% of net revenues for the corresponding 2003 period. Income from operations from Covance's early development segment increased $5.8 million or 25.5% to $28.9 million or 23.9% of net revenues for the three months ended September 30, 2004 from $23.1 million or 22.0% of net revenues for the corresponding 2003 period, primarily driven by strong performance in our global toxicology, chemistry and North American Phase I services. Income from operations from Covance's late-stage development segment increased $2.9 million or 15.1% to $21.7 million or 16.0% of net revenues for the three months ended September 30, 2004 from $18.8 million or 14.8% of net revenues for the corresponding 2003 period, primarily driven by strong performance in our central diagnostics and health economics services. Corporate expenses increased $2.4 million to $14.5 million or 5.7% of net revenues for the three months ended September 30, 2004 from $12.1 million or 5.2% of net revenues for the three months ended September 30, 2003. The increase is primarily attributable to increased centralized information technology costs.

        Other income, net of $0.4 million for the three months ended September 30, 2004 increased $0.7 million compared to net expense of $0.3 million for the corresponding 2003 period. This increase is the result of a $0.4 million increase in interest income due primarily to higher invested cash balances, combined with a decrease in interest expense of $0.3 million due to lower fees associated with our new revolving credit facility.

        Covance's effective tax rate for the three months ended September 30, 2004 was 32.0% compared to 34.1% for the corresponding 2003 period. The year over year 210 basis point reduction in Covance's effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, recently enacted research and development tax credits in the United Kingdom, and other planning measures.

        Covance has a minority equity position (approximately 22% at September 30, 2004) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During both of the three month periods ended September 30, 2004 and 2003, Covance recognized $0.1 million, representing its share of BITI's earnings.

        In March 2004, Covance acquired a 47% minority equity position in Noveprim Limited, an existing supplier of research products. Covance began recognizing earnings from this investment in the second quarter of 2004. For the three month period ended September 30, 2004, Covance recognized $0.2 million, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at September 30, 2004.

        Net income of $25.2 million for the three months ended September 30, 2004 increased $5.7 million or 29.0% as compared to $19.5 million for the corresponding 2003 period.

        Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003.    Net revenues increased 7.5% to $751.6 million for the nine months ended September 30, 2004 from $699.2 million for the corresponding 2003 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 4.4% as compared to the corresponding 2003 period. Net revenues from Covance's early development segment grew 17.7%, or 13.4% excluding the impact of foreign exchange rate variances between both periods, primarily on strong performance in our global toxicology, chemistry and North American Phase I services. Net revenues from Covance's late-stage development segment decreased 0.3%, or 2.5% excluding the impact of foreign exchange rate variances between both periods. While we experienced a return to growth in the third quarter of 2004, on a year-to-date basis, growth in our late-stage development segment was negatively impacted by reduced testing volumes in our central laboratory service offering due to low order volume in the first half of 2003.

        Cost of revenue increased 5.2% to $497.9 million or 66.3% of net revenues for the nine months ended September 30, 2004 as compared to $473.5 million or 67.7% of net revenues for the corresponding 2003 period. Gross margins improved 140 basis points to 33.7% for the nine months ended September 30, 2004 from 32.3% for the corresponding 2003 period primarily, on process improvements and cost controls.

        Overall, selling, general and administrative expenses increased 10.1% to $117.0 million for the nine months ended September 30, 2004 from $106.3 million for the corresponding 2003 period. As a percentage of net revenues, selling, general and administrative expenses increased 40 basis points to 15.6% for the nine months ended September 30, 2004 from 15.2% for the corresponding 2003 period.

        Depreciation and amortization increased 1.6% to $34.4 million or 4.6% of net revenues for the nine months ended September 30, 2004 from $33.9 million or 4.8% of net revenues for the corresponding 2003 period.

        Income from operations increased 19.5% to $102.2 million or 13.6% of net revenues for the nine months ended September 30, 2004 from $85.5 million or 12.2% of net revenues for the corresponding 2003 period. Income from operations from Covance's early development segment increased $22.5 million or 36.6% to $83.8 million or 23.5% of net revenues for the nine months ended September 30, 2004 from $61.3 million or 20.2% of net revenues for the corresponding 2003 period, primarily driven by strong performance in our global toxicology, chemistry and North American Phase I services. Income from operations from Covance's late-stage development segment increased $0.7 million or 1.2% to $59.6 million or 15.1% of net revenues for the nine months ended September 30, 2004 from $58.9 million or 14.9% of net revenues for the corresponding 2003 period. While we experienced a return to growth in the third quarter of 2004, on a year-to-date basis, income from operations from our late-stage development segment continued to be negatively impacted by reduced testing volumes in our central laboratory service offering resulting from low order volume in the first half of 2003. Corporate expenses increased $6.5 million to $41.2 million or 5.5% of net revenues for the nine months ended September 30, 2004 from $34.7 million or 5.0% of net revenues for the nine months ended September 30, 2003. The increase is primarily attributable to increased centralized information technology and human resources costs and increased spending in sales and marketing, finance, legal and resource management.

        Other income, net of $0.7 million for the nine months ended September 30, 2004 increased $1.2 million compared to net expense of $0.5 million for the corresponding 2003 period. This increase is the result of a $1.6 million increase in net interest income due primarily to higher invested cash balances.

        Covance's effective tax rate for the nine months ended September 30, 2004 was 32.1% compared to 34.9% for the corresponding 2003 period. The 280 basis point reduction in Covance's effective tax rate year over year is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, recently enacted research and development tax credits in the United Kingdom, and other initiatives.

        Covance has a minority equity position (approximately 22% at September 30, 2004) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the nine month period ended September 30, 2004, Covance recognized $0.4 million, representing its share of BITI's earnings, as compared to $0.3 million for the corresponding 2003 period.

        In March 2004, Covance acquired a 47% minority equity position in Noveprim Limited, an existing supplier of research products. Covance began recognizing earnings from this investment in the second quarter of 2004. For the nine month period ended September 30, 2004, Covance recognized $0.3 million, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at September 30, 2004.

        Net income of $70.6 million for the nine months ended September 30, 2004 increased $15.0 million or 26.9% as compared to $55.7 million for the corresponding 2003 period.

Liquidity and Capital Resources

        Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. On June 30, 2004, Covance entered into a new $75.0 million revolving credit facility which expires in June 2009. Covance believes cash from operations and available borrowings under its new credit facility will provide sufficient liquidity for the foreseeable future. At September 30, 2004, there were no outstanding borrowings and $0.8 million in outstanding letters of credit under the new credit facility. Interest on all outstanding borrowings under the new credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a 75 basis point margin. Costs associated with the new credit facility consisted primarily of bank and legal fees totaling $0.4 million which are being amortized over the five year facility term. The new credit facility contains various financial and other covenants. The new credit facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. A commitment fee of 15 basis points on the undrawn balance of the new credit facility will be payable in arrears on the first day of each July, October, January and April, beginning in October 2004.

        During the nine months ended September 30, 2004, Covance's operations provided net cash of $93.8 million, an increase of $16.7 million from the corresponding 2003 period. The change in net operating assets used $17.5 million in cash during the nine months ended September 30, 2004, primarily due to a reduction in unearned revenue and an increase in unbilled services, offset by an increase in income taxes payable, while this net change used $27.3 million in cash during the nine months ended September 30, 2003, primarily due to a reduction in accrued liabilities and unearned revenue and an increase in unbilled services. Covance's ratio of current assets to current liabilities was 2.43 at September 30, 2004 and 2.37 at December 31, 2003.

        Investing activities for the nine months ended September 30, 2004 used $58.3 million, compared to using $48.7 million for the corresponding 2003 period. Capital spending for the first nine months of 2004 totaled $37.6 million, and was primarily for the outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees. Investment activities for the nine months ended September 30, 2004 also include a 47% equity investment in Noveprim Limited, an existing supplier of research products, totaling $20.7 million. Capital spending for the corresponding 2003 period totaled $48.7 million, and was primarily for the purchase of our previously leased Geneva facility in September 2003 for $18.8 million, expansion and enhancement of our Harrogate, England facility, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees.

        Financing activities for the nine months ended September 30, 2004 used $46.2 million and consisted primarily of the purchase of 2,881,586 shares of Covance common stock for an aggregate cost of $95.3 million, primarily in connection with two separate 3.0 million share buyback programs authorized by Covance's Board of Directors in February 2003 and June 2004, partially offset by $49.1 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan. Financing activities for the nine months ended September 30, 2003 provided $3.5 million, and consisted primarily of $17.4 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan, partially offset by the purchase of 649,700 shares of Covance common stock for an aggregate cost of $13.9 million, primarily in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in February 2003.

        In June 2004, Covance's Board of Directors authorized the repurchase of up to 3.0 million additional shares of Covance common stock. At September 30, 2004, there are 2.7 million shares remaining for repurchase under this program and no shares remaining for repurchase under the 2003 Board approved repurchase program.

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

Forward Looking Statements.    Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company's ability to increase order volume, the pace of translation of orders into revenue in late-state development services, and other factors described in Covance's filings with the Securities and Exchange Commission, including, its Annual Report on Form 10-K.

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

        Any failure on our part to comply with applicable regulations could result in the termination of on-going research, the disqualification of data for submission to regulatory authorities, the loss of on-going studies, or damage to the reputation of Covance. For example, if we were to fail to verify that patient participants were fully informed and have fully consented to a particular clinical trial, the data collected from that trial could be disqualified. If this were to happen, we could be contractually required to repeat the trial at no further cost to our customer, but at substantial cost to us.

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

        We derive a large portion of our net revenues from international operations. In the nine month period ended September 30, 2004, we derived approximately 34% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition, and cash flows.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        For the nine months ended September 30, 2004, approximately 34% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Foreign Currency Risks" for a more detailed discussion of our foreign currency risks and exposures.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Repurchases of equity securities as reported on a settlement date basis during the quarter ended September 30, 2004 were as follows:

    Issuer Purchases of Equity Securities(a)(b):

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs	Maximum # of Shares that May Yet Be Purchased Under Currently Authorized Programs
July 1, 2004—July 31, 2004	125,000	$36.4900	2,860,300	3,139,700(a),(b)
August 1, 2004—August 31, 2004	435,300	$35.2488	3,295,600	2,704,400(b)
September 1, 2004—September 30, 2004	—	—	3,295,600	2,704,400(b)

(a)    On February 27, 2003, the Company announced that its Board of Directors had approved the repurchase of up to three million shares of common stock.
(b)    On June 28, 2004, the Company announced that its Board of Directors had approved the repurchase of up to an additional three million shares of common stock.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

10.1	Form of Executive Officer Stock Option Agreement. Filed herewith.

10.2	Form of Executive Officer Restricted Stock Agreement. Filed herewith.

10.3	Form of Non-Employee Director Stock Option Agreement. Filed herewith.

31.1	Certification—Christopher A. Kuebler. Filed herewith.

31.2	Certification—William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Christopher A. Kuebler. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—William E. Klitgaard. Filed herewith.

(b)
Reports on Form 8-K

        During the three month period ended September 30, 2004, one report on Form 8-K was filed. The report dated July 22, 2004, was filed reporting the issuance of a press release on July 21, 2004 announcing Covance's financial results for the quarter ended June 30, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: October 26, 2004	By:	/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER A. KUEBLER Christopher A. Kuebler	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	October 26, 2004

/s/ WILLIAM E. KLITGAARD William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 26, 2004

/s/ MICHAEL GIANNETTO Michael Giannetto	Corporate Vice President and Controller (Principal Accounting Officer)	October 26, 2004

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Executive Officer Stock Option Agreement. Filed herewith.

10.2	Form of Executive Officer Restricted Stock Agreement. Filed herewith.

10.3	Form of Non-Employee Director Stock Option Agreement. Filed herewith.

31.1	Certification—Christopher A. Kuebler. Filed herewith.

31.2	Certification—William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Christopher A. Kuebler. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—William E. Klitgaard. Filed herewith.

QuickLinks

Covance Inc. Form 10-Q For the Quarterly Period Ended September 30, 2004 INDEX
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2004 (UNAUDITED)  AND DECEMBER 31, 2003
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
COVANCE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX