Form 10-K
period 2004-12-31
COVANCE INC
filed 2005-03-02
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

                The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was $2,390,448,976 on June 30, 2004, the last business day of Registrant's most recently completed second fiscal quarter.

                As of February 22, 2005, the Registrant had 62,787,075 shares of common stock outstanding.

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

                Innovative Technology.    We intend to capitalize on our investments in carefully selected hardware and software products, systems and networks and in our information systems professionals to provide processes and solutions for both employees and clients to meet the changing demands of drug development.

                We continue to pursue new innovative systems and use those systems to improve the provision of drug development data to our customers.

                Global Reach.    We believe that it is important to provide a broad range of drug research and development services on a global basis. We have offices, regional monitoring sites and laboratories in over 30 locations in 17 different countries and conduct field work in many other countries. We believe we are a leader among drug development services companies in our ability to deliver services globally.

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

Services

                The services we provide constitute two segments for financial reporting purposes: (1) early development services, which include clinical services and Phase I clinical services, and (2) late-stage development services, which includes central laboratory, clinical development, periapproval, central ECG diagnostic services, and healthcare economic and reimbursement services. Although each segment has separate services within it, they can be and increasingly are combined in joint service offerings and we believe clients increasingly are interested in the opportunities for such combined services.

Early Development

Preclinical Services

                Our preclinical services include toxicology services and pharmaceutical chemistry and related services. Our preclinical area has been a source of innovation by introducing new technologies for client access to data such as Study Tracker®, electronic animal identification, multimedia study reports and animal and test tube measures of induced cell proliferation or reproduction. Study Tracker is an internet-based client access product which permits customers of toxicology services to review study data and schedules on a near real-time basis. In 2003, this product was expanded to include bioanalytical, metabolism and reproductive and developmental toxicology data. We have laboratories in locations which include Madison, Wisconsin and Vienna, Virginia in the United States and Harrogate, United Kingdom and Muenster, Germany in Europe. We also have bioanalytical laboratories in the United States in Indianapolis, Indiana and Chantilly, Virginia, and an administrative and sales office in Tokyo, Japan. In 2002, we completed a significant expansion of our Madison, Wisconsin facility and in 2003 we expanded our Harrogate, United Kingdom facility. In 2004, we announced another major expansion to each of the Madison, Wisconsin and Harrogate, United Kingdom facilities. We expect to begin bringing this new capacity online commencing in 2005.

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

                Research Products.    We provide custom polyclonal and monoclonal antibody services for research purposes and purpose-bred animals for biomedical research. These research animals are required by pharmaceutical and biotechnology companies, university research centers and contract research organizations as part of required preclinical animal safety and efficacy testing. Through a variety of processes, technology and specifically constructed facilities, we provide purpose-bred, pre-acclimated and specific pathogen free animals that meet our clients' rigorous quality control requirements.

                Bioanalytical Services.    Our bioanalytical testing service, which is conducted in our bioanalytical laboratory in Indianapolis, Indiana and in our immunoanalytical facility in Chantilly, Virginia, as well as in Madison, Wisconsin and Harrogate, United Kingdom, helps determine the appropriate dose and frequency of drug application from late discovery evaluation through Phase III clinical testing on a full-scale, globally integrated basis.

Phase I Clinical Services

                We provide Phase I clinical services, primarily first-in-human trials of new pharmaceuticals, at our clinics in Madison, Wisconsin, and Leeds, United Kingdom. In December 2003, we opened a new purpose-built clinic in Madison, Wisconsin.

Late-Stage Development

Central Laboratory Services

                We provide central laboratory services on a global basis. We have three central laboratories, one in each of the United States, Switzerland and Singapore that provide central laboratory services to biotechnology and pharmaceutical customers. We also have a contractual arrangement with a leading Australian laboratory.

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

                We also employ a proprietary clinical trials management system that enables us to enter a sponsor's protocol requirements directly into our database. The laboratory data can be audited because all laboratory data can be traced to source documents. In addition, the laboratories are capable of delivering customized data electronically within 24 hours of test completion. Covance also offers pharmacogenomic testing and sample storage technologies in conjunction with our central laboratory services. Central Laboratory Services also offers LabLink, an internet-based client access program that allows customers to review and query clinical trial lab data on a near real-time basis.

                Our central laboratories have an automated kit production line that is located in the United States and supplies kits to investigator sites in North America, South America and Europe. This system allows the flexibility to expand kit production volume more quickly and uses consistent methods to reduce supply variation for our customers.

Clinical Development Services

                We offer a comprehensive range of clinical trial services, including the full management of Phase II and III clinical studies. We have extensive experience in a number of therapeutic areas, and we provide the following core services either on an individual or aggregated basis to meet clients' needs: Study Design and Modeling; Study Orchestration; Trial Logistics; Enablement of Study Site Performance; Clinical Data Management and Biostatistical Analysis; and Medical Writing and Regulatory Services.

                We have extensive experience in managing small, medium and large trials in the North America, Europe, Latin America, and Asia. These trials may be conducted separately or simultaneously as part of a multinational development plan. We can manage every aspect of clinical trials from clinical development plans and protocol design to New Drug Applications, among other supporting services.

                Clinical Development Services utilizes Trial Tracker®, a web-enabled clinical trial project management and tracking tool which is intended to allow both our employees and customers to review and manage all aspects of clinical trial projects. We have also integrated the management of clinical data across our Phase I through IV clinical services using the Oracle® clinical platform.

Clinical Trial Support Services

                Central Diagnostics.    Our ability to collect and centralize clinical trial data is enhanced by our central diagnostics service offerings which include the capture and interpretation of electrocardiograms. Electrocardiogram analysis, one of the most frequently used tools in clinical trials, is included in more than one-half of clinical trials as part of the study protocol. We distribute a proprietary hand-held electrocardiogram device to clinical trial sites. The device, which can be used anywhere in the world, collects the data, performs a real-time quality check, and transmits the information by telephone to a full-time central operations center where cardiologists read the results. Covance offers ambulatory cardiac monitoring capabilities, often referred to as Holter monitoring. Holter monitoring involves the ambulatory monitoring of cardiac activity and permits long-term monitoring—often 24 to 48 hours as opposed to the ten seconds of data typically provided by stationary ECGs, and therefore may reveal certain conditions which may not be discovered by a stationary ECG.

                In 2000, we opened a centralized imaging center to meet a growing pharmaceutical industry need for imaging to document clinical efficacy and safety. In 2002, we introduced Digitography™, a proprietary system for use in clinical trials which allows on screen digital ECG waveform measurement with resolution which we believe is unmatched in the industry. In 2003, Central Diagnostics was relocated to a new and larger facility in Reno, Nevada.

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

Commercialization Services

                Periapproval Services.    Periapproval trials are studies conducted "around the time of NDA approval", generally after a drug has successfully undergone clinical efficacy and safety testing and the New Drug Application has been submitted to the Food and Drug Administration ("FDA"). We offer a range of periapproval services, including: Treatment Investigational New Drug applications; Phase IIIb clinical studies, which involve studies conducted after New Drug Application submission, but before regulatory approval is obtained; Phase IV clinical studies which are studies conducted after initial approval of the drug; and other types of periapproval studies such as post-marketing surveillance studies, product withdrawal support services and prescription to over-the-counter switch studies.

                Health Economics and Outcomes Services.    We offer a wide range of health economics services, including outcomes and pharmacoeconomic studies, reimbursement planning and reimbursement advocacy programs. Pharmaceutical, biotechnology and medical device manufacturers purchase these services from us to help optimize their return on research and development investments. We have multisite multimedia InTeleCenter® facilities which employ state of the art phone, internet and electronic media to manage customer communications. InTeleCenter programs include reimbursement hotlines, patient assistance programs and patient compliance programs. We also field and process telephone calls and inquiries relating to adverse experiences with a drug while we perform the safety services in the context of periapproval studies.

Customers and Marketing

                We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 2004, we served in excess of 300 biopharmaceutical companies, ranging from the world's largest pharmaceutical companies and biotechnology companies to small and start-up organizations.

                While no single customer accounted for more than ten percent of our aggregate net revenue in 2004, we had two customers accounting for more than five but less than ten percent of our net revenues, and our top five customers accounted for less than 25 percent of our net revenues. In each of our early development and late-stage development segments individually, no single customer accounted for more than ten percent of net revenues. Our late-stage development segment had four customers which each accounted for more than five but less than ten percent of its aggregate net revenues. Our early development segment had one customer accounting for more than five but less than ten percent of its aggregate net revenues.

                For revenues from external customers, assets attributable to each of our business segments and other segment information for each of the last three fiscal years, please review Note 12 to the audited consolidated financial statements included elsewhere in this Annual Report.

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

Backlog

                Some of our studies and projects are performed over an extended period of time, which may exceed several years. We maintain an order backlog to track anticipated net revenues for work that has yet to be earned. However, we do not maintain an order backlog for other services that are performed within a short period of time or where it is not otherwise practical or feasible to maintain an order backlog. Our aggregate backlog at December 31, 2004 and December 31, 2003 was $1.46 billion and $1.13 billion, respectively.

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

                In early development services our significant competitors include Charles River Laboratories International Inc., MDS Inc., Quintiles Transnational Corp., and SFBC International Inc. among others. In late-stage development services our significant competitors include PPD, Inc., Quintiles Transnational Corp., Parexel International Corporation, Icon PLC and Quest Diagnostics Incorporated, among others. Covance represents an important market presence in each segment's principal services.

                There is competition for customers on the basis of many factors, including the following: reputation for on-time quality performance; expertise and experience in specific areas; scope of service offerings; strengths in various geographic markets; price; technological expertise and efficient drug development processes; ability to acquire, process, analyze and report data in a rapid and accurate manner; historic experience and relationship ability to manage large-scale clinical trials both domestically and internationally; quality of facilities; expertise and experience in health economics and outcomes services; and size. We believe that we compete favorably in these areas.

Government Regulation

                Our laboratory services are subject to various regulatory requirements designed to ensure the quality and integrity of the testing processes. Covance's standard operating procedures are written in accordance with regulations and guidelines appropriate to the region and the nation where they will be used.

                The industry standards for conducting preclinical laboratory testing are embodied in the Good Laboratory Practice (GLP) and for central laboratory operations in the Clinical Laboratory Improvement Amendments of 1988 (CLIA). The standards of GLP are required by the FDA, by the Department of Health in the United Kingdom, by the European Agency for the Evaluation of Medicinal Products (EMEA) in Europe and by similar regulatory authorities in other parts of the world. To help satisfy its compliance obligations, Covance has established quality assurance controls at its laboratory facilities which monitor ongoing compliance with GLP and CLIA.

                Our clinical services are subject to industry standards for the conduct of clinical research and development studies that are embodied in the regulations for Good Clinical Practice (GCP). The FDA, EMEA and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP. As with GLP and Good Manufacturing Practice (GMP), noncompliance with GCP can result in the disqualification of data collected during the clinical trial.

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

Employees

                At December 31, 2004, we had approximately 6,700 employees, approximately 35% of whom were employed outside of the United States and approximately 6,400 of whom were full time employees. Our records indicate that 71 of our employees hold M.D. degrees, 159 hold Ph.D. degrees, and 469 hold masters or other postgraduate degrees. We believe that Covance's relations with its employees are good.

Available Information

                Covance makes available free of charge on its website at www.covance.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Covance's website also includes the following corporate governance materials: our Business Integrity Program, our Code of Ethics for Financial Professionals, our Corporate Governance Guidelines, and charters of Board committees.

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

Item 4. Submission of Matters to a Vote of Security Holders

                None.

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

                Covance's common stock is traded on the New York Stock Exchange (symbol: CVD). The following table shows the high and low sales prices on the New York Stock Exchange for each of the most recent eight fiscal quarters.

Quarter	High	Low

First Quarter 2003	$27.40	$20.75

Second Quarter 2003	$24.75	$16.35

Third Quarter 2003	$23.10	$17.78

Fourth Quarter 2003	$27.76	$22.30

First Quarter 2004	$34.74	$26.07

Second Quarter 2004	$38.90	$32.33

Third Quarter 2004	$40.50	$33.80

Fourth Quarter 2004	$42.50	$37.09

                As of February 22, 2005, there were 5,534 holders of record of Covance's common stock.

                Covance has not paid any dividends during 2004 or 2003. Covance does not currently intend to pay dividends, but rather, currently intends to reinvest earnings in its business.

Issuer Purchases of Equity Securities

                Repurchases of equity securities as reported on a settlement date basis during the quarter ended December 31, 2004 were as follows:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs	Maximum # of Shares that May Yet Be Purchased Under Currently Authorized Programs
October 1, 2004–October 31, 2004	—	—	3,295,600	2,704,400
November 1, 2004–November 30, 2004	317,500	$39.2633	3,613,100	2,386,900
December 1, 2004–December 31, 2004	518,000	$38.7483	4,131,100	1,868,900

Item 6.    Selected Financial Data

                The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 2004, 2003, 2002, 2001 and 2000. This data has been derived from the audited consolidated financial statements of Covance. You should read this selected historical consolidated financial data in conjunction with Covance's audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report. Historical consolidated financial data may not be indicative of

Covance's future performance. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                The information provided below for the years ended December 31, 2001 and 2000 is on an "as reported" basis and includes the results of our biomanufacturing and packaging operations, which were divested on June 15, 2001 and February 14, 2001, respectively. The information below also includes special charges recorded during 2001 and 2000, as well as the net gain on sale of businesses recorded during 2001.

	Year Ended December 31
	2004	2003	2002		2001		2000
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenues	$1,020,429	$940,300	$883,074		$855,877	(b)	$868,087	(b)
Reimbursable out-of-pockets	35,968	33,910	41,623		40,167		48,298

Total revenues	1,056,397	974,210	924,697		896,044		916,385

Costs and expenses:
Cost of revenue	677,945	634,722	612,465		618,119		625,595
Reimbursed out-of-pocket expenses	35,968	33,910	41,623		40,167		48,298
Selling, general and administrative	155,656	143,179	133,508		127,211		131,158
Depreciation and amortization	46,354	45,824	42,434		47,719		54,200
Special charges	—	—	—		8,178	(c)	12,514	(c)

Total	915,923	857,635	830,030		841,394		871,765

Income from operations	140,474	116,575	94,667		54,650	(d)	44,620	(d)

Other (income) expense, net:
Interest (income) expense, net	(2,290)	191	831		6,848		19,051
Foreign exchange transaction losses	238	683	3,395		263		598
Net gain on sale of businesses	—	—	—		(30,803	)(e)	—

Other (income) expense, net	(2,052)	874	4,226		(23,692)		19,649

Income before taxes and equity investee earnings	142,526	115,701	90,441		78,342		24,971
Taxes on income	45,532	40,021	26,658	(a)	30,442		9,735
Equity investee earnings	953	456	—		—		—

Net income	$97,947	$76,136	$63,783	(a)	$47,900	(f)	$15,236	(f)

Basic earnings per share	$1.57	$1.23	$1.06		$0.81		$0.27
Diluted earnings per share	$1.52	$1.21	$1.03	(a)	$0.79	(f)	$0.27	(f)

Balance Sheet Data:
Working capital	$289,828	$260,030	$130,951		$97,710		$(98,710)
Total assets	$924,685	$807,625	$677,003		$612,028		$771,091
Long-term debt	$—	$—	$—		$15,000		$17,224
Stockholders' equity	$637,686	$563,981	$431,667		$344,945		$265,751

Other Financial Data:
Gross margin	33.6%	32.5%	30.6%		27.8%		27.9%
Operating margin	13.8%	12.4%	10.7%		6.4%		5.1%
Net income margin	9.6%	8.1%	7.2%		5.6%		1.8%

Current ratio	2.32	2.37	1.61		1.43		0.78
Debt to capital	0.00	0.00	0.00		0.04		0.49
Book value per share	10.24	9.02	7.13		5.77		4.60
Net days sales outstanding	51	45	41		41		54

  (a)
  Excluding the $6.5 million reduction in our income tax reserve, taxes on income, net income and diluted earnings per share would have been $33,158, $57,283 and $0.93, respectively.

  (b)
  Excluding the revenues of our packaging and biomanufacturing operations, net revenues in 2001 and 2000 would have been $800,265 and $737,276, respectively.

  (c)
  Special charges in 2001 and 2000 consist of restructuring charges totaling $8,178 and $12,514, respectively.

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

Critical Accounting Policies

                Covance's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

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

                Bad Debts.    Covance endeavors to assess and monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business. Covance maintains a provision for doubtful accounts relating to amounts due that may not be collected. This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant. Since the recorded bad debt provision is based upon management's judgment, actual bad debt write-offs may be greater or less than the amount recorded. Historically bad debt write-offs have not been material.

                Taxes on Income.    Since Covance conducts operations on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance's profits are further impacted by changes in the tax rates of the various jurisdictions. In particular, as the geographic mix of Covance's pre-tax earnings among various tax jurisdictions changes, Covance's effective tax rate may vary from period to period. Covance has established, and periodically reviews and reevaluates, an estimated income tax reserve which is included in accrued expenses and other current liabilities on its consolidated balance sheet. This income tax reserve is for exposures related to matters such as transfer pricing, nexus, deemed dividends and the allocation of overhead costs across various Federal, state and foreign income tax jurisdictions. An accrual is established at the time an exposure is identified when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of the accrual for each item for which an exposure exists is adjusted when either (a) matters are settled at amounts which are different than the amount included in the reserve or (b) when facts indicate a significant change in either the probability or estimated amount of the potential exposure. While Covance believes that it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is possible that changes in estimates in the future could cause Covance to either materially increase or reduce the carrying amount of its income tax reserve. In addition, Covance's policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted.

                On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among other things, the Act provides an incentive for multi-national companies to repatriate previously unremitted foreign earnings by allowing companies a special one-time tax deduction equal to 85% of qualified foreign earnings that are repatriated. Amounts repatriated may be used only for certain qualifying expenditures made in the United States. The maximum amount of Covance's accumulated foreign unremitted earnings subject to repatriation under the Act is approximately $90.0 million. However, Covance has only recently begun to analyze the provision of the Act and has not yet determined whether it will take advantage of the one-time opportunity to repatriate funds under the Act, the range of reasonably possible amounts that could be repatriated, or the tax that would be due from such repatriation. Covance expects to complete its analysis during 2005. Covance's historical policy has been to leave such unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of December 31, 2004. If Covance were to repatriate these earnings, or a portion of these earnings, Covance would incur an income tax liability, which could be significant.

                Stock Based Compensation.    Covance grants stock options to its employees at an exercise price equal to the fair value of the shares at the date of grant and accounts for these stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the income statement. See "Recently Issued Accounting Standards".

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

                Covance performs an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. Covance assesses fair value based upon its best estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The test performed for 2004 did not identify any instances of impairment. However, changes in expectations as to the present value of the reporting unit's future cash flows could impact subsequent years' assessments of impairment.

                Defined Benefit Pension Plans.    Covance sponsors defined benefit pension plans for the benefit of its employees at three foreign subsidiaries. The measurement of the related pension benefit obligation and the expense recorded in each year is based upon actuarial computations which require judgment as to (a) the appropriate discount rate to use in computing the present value of the benefit obligation, (b) the expected return on plan assets and (c) the expected future rate of salary increases. Actual results will likely differ, in some periods materially, from the assumptions used in the actuarial valuations.

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

                Finally, Covance's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At December 31, 2004, the accumulated other comprehensive income—cumulative translation account balance was $41.5 million.

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

Results of Operations

                Year Ended December 31, 2004 Compared with Year Ended December 31, 2003.    Net revenues increased 8.5% to $1.02 billion for 2004 from $940.3 million for 2003. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 5.5% as compared to 2003. Net revenues from Covance's early development segment grew 16.4%, or 12.5% excluding the impact of foreign exchange rate variances between both periods, on strong performance in our global toxicology, chemistry and North American Phase I services. Net revenues from Covance's late-stage development segment increased 2.4% due entirely to the impact of foreign exchange rate variances between both periods. While the late-stage development segment experienced a return to growth in the second half of 2004, especially during the fourth quarter, growth in our late-stage development segment was negatively impacted during the first half of 2004 by reduced testing volumes in our central laboratory service offering due to low order volumes in the first half of 2003.

                Cost of revenue increased 6.8% to $677.9 million or 66.4% of net revenues for the year ended December 31, 2004 as compared to $634.7 million or 67.5% of net revenues for the corresponding 2003 period. Gross margins improved 110 basis points to 33.6% for the year ended December 31, 2004 from 32.5% for the corresponding 2003 period, on a combination of process improvements, cost controls and a shift in mix to higher margin services.

                Overall, selling, general and administrative expenses increased 8.7% to $155.7 million for 2004 from $143.2 million for 2003. As a percentage of net revenues, selling, general and administrative expenses was 15.2% for both 2004 and 2003.

                Depreciation and amortization increased 1.2% to $46.4 million or 4.5% of net revenues for 2004 from $45.8 million or 4.9% of net revenues for 2003.

                Income from operations increased 20.5% to $140.5 million or 13.8% of net revenues for 2004 from $116.6 million or 12.4% of net revenues for the corresponding 2003 period. Income from operations from Covance's early development segment increased $28.3 million or 33.9% to $111.6 million or 23.3% of net revenues for the year ended December 31, 2004 from $83.3 million or 20.3% of net revenues for the corresponding 2003 period, primarily driven by strong performance in our global toxicology, chemistry, and North American Phase I services. Income from operations from Covance's late-stage development segment increased $5.6 million or 7.1% to $84.9 million or 15.7% of net revenues for 2004 from $79.2 million or 15.0% of net revenues for the corresponding 2003 period, primarily driven by stronger performances in our periapproval, central ECG diagnostic and clinical services. Corporate expense increased $10.0 million to $56.0 million or 5.5% of net revenues for 2004 from $46.0 million or 4.9% of net revenues for 2003. The increase is primarily attributable to increased centralized information technology costs and increased spending in sales and marketing, finance, legal and resource management.

                Other income, net of $2.1 million for 2004 increased $2.9 million compared to a net expense of $0.9 million for 2003. This increase is the result of a $2.5 million increase in net interest income due primarily to higher average invested cash balances.

                Covance's effective tax rate for the year ended December 31, 2004 was 31.9% as compared to 34.6% for the corresponding 2003 period. The 270 basis point reduction in Covance's effective tax rate during 2004 is attributable to a number factors, including the mix of our pre-tax earnings across various tax jurisdictions, higher research and development tax credits in the United Kingdom, and other initiatives.

                Covance has a minority equity position (approximately 22% at December 31, 2004) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During both of the years ended December 31, 2004 and 2003, Covance recognized income of $0.5 million, representing its pro rata share of BITI's earnings.

                In March 2004, Covance acquired a 47% minority equity position in Noveprim Limited, an existing supplier of research products. Covance began recognizing earnings from this investment in the second quarter of 2004. For the year ended December 31, 2004, Covance recognized $0.4 million, representing its share of Noveprim's earnings, less the elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at December 31, 2004.

                Net income of $97.9 million for the year ended December 31, 2004 increased $21.8 million or 28.6% as compared to $76.1 million for the corresponding 2003 period.

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

                The following table presents unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 2004. In the opinion of Covance, the information in the table below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included elsewhere in this Annual Report. Operating results for any quarter are not necessarily indicative of the results that may be reported in any future period.

	Quarter Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
	(Dollars in thousands, except per share data)
Net revenues	$268,857	$256,334	$250,995	$244,243	$241,112	$231,954	$233,838	$233,396
Reimbursable out-of-pockets	13,487	7,602	7,622	7,257	7,853	7,897	8,507	9,653

Total revenues	282,344	263,936	258,617	251,500	248,965	239,851	242,345	243,049

Costs and expenses:
Cost of revenue	179,995	169,254	167,120	161,576	161,205	154,789	157,708	161,020
Reimbursed out-of-pocket expenses	13,487	7,602	7,622	7,257	7,853	7,897	8,507	9,653
Selling, general and administrative	38,663	39,746	38,393	38,854	36,928	36,109	36,522	33,620
Depreciation and amortization	11,943	11,220	11,453	11,738	11,950	11,263	11,452	11,159

Total	244,088	227,822	224,588	219,425	217,936	210,058	214,189	215,452

Income from operations	38,256	36,114	34,029	32,075	31,029	29,793	28,156	27,597
Other (income) expense, net	(1,341)	(385)	18	(344)	329	340	111	94

Income before taxes	39,597	36,499	34,011	32,419	30,700	29,453	28,045	27,503
Taxes on income	12,464	11,667	10,885	10,516	10,363	10,035	9,861	9,762
Equity investee earnings	177	341	169	266	117	92	70	177

Net income	$27,310	$25,173	$23,295	$22,169	$20,454	$19,510	$18,254	$17,918

Basic earnings per share	$0.44	$0.40	$0.37	$0.35	$0.33	$0.32	$0.30	$0.29
Diluted earnings per share	$0.42	$0.39	$0.36	$0.34	$0.32	$0.31	$0.29	$0.28

Liquidity and Capital Resources

                Covance has a centralized cash management function. In the United States, cash received from operations is swept daily to a centrally managed concentration account, while cash disbursements for operations are funded as needed from the concentration account. Excess cash balances are invested in high quality money market funds of short duration. Outside of the United States, cash balances are generally pooled by currency in order to facilitate cash management and improve investment returns. As in the United States, cash balances are generally maintained in the functional currency of the operating unit.

                Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. On June 30, 2004, Covance entered into a new $75.0 million revolving credit facility (the "Credit Facility"), which expires in June 2009, and may be expanded to $125.0 million at Covance's election. Covance believes cash from operations will provide sufficient liquidity for the foreseeable future. At December 31, 2004, there were no outstanding borrowings and $1.5 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a 75 basis point margin. Costs associated with the Credit Facility consisted primarily of bank fees totaling $0.4 million which are being amortized over the five year facility term. The Credit Facility contains various financial and other covenants. At December 31, 2004, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. A commitment fee of 15 basis points on the undrawn balance of the Credit Facility is payable in arrears on the first day of each July, October, January and April, and totaled approximately $0.06 million during the year ended December 31, 2004.

                As discussed in Note 11 to the audited consolidated financial statements included elsewhere in this Annual Report, and as set forth in the table below, Covance is obligated under non-cancelable operating leases, primarily for its offices and laboratory facilities. Covance is also obligated under outsourcing agreements related to certain aspects of its information technology and human resources support functions, which are reflected as purchase obligations in the table below. Actual amounts paid under these outsourcing agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables. In addition, early termination of these outsourcing agreements by Covance could result in the payment of termination fees which are not reflected in the table below.

	Payments due by period
Contractual Obligations
	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
	(Dollars in thousands)

Operating Leases	$139,009	$25,423	$37,631	$32,520	$43,435
Purchase Obligations	173,447	33,790	64,197	52,445	23,015

Total	$312,456	$59,213	$101,828	$84,965	$66,450

                During the year ended December 31, 2004, Covance's operations provided net cash of $163.1 million, an increase of $22.9 million from the corresponding 2003 period. The change in net operating assets used $1.8 million in cash during 2004, primarily due to an increase in accounts receivable and unbilled services, offset by increases in income taxes payable and accrued liabilities, while this net change used $11.7 million in cash during 2003, primarily due to a decrease in accrued liabilities and unearned revenue. Covance's ratio of current assets to current liabilities was 2.32 at December 31, 2004 and 2.37 at December 31, 2003.

                Investing activities for the year ended December 31, 2004 used $93.5 million compared to using $62.6 million for the corresponding 2003 period. Capital spending for 2004 totaled $72.9 million, and included expansion and outfitting of new facilities, purchase of new equipment and upgrade of existing equipment and software for newly hired employees. Investing activities for the year ended December 31, 2004 also included a 47% equity investment in Noveprim Limited totaling $20.7 million. Capital spending for the corresponding 2003 period totaled $62.6 million, and included the purchase of our previously leased Geneva facility in September 2003 for $18.8 million, expansion and enhancement of our Harrogate, England facility, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and computer equipment and software for newly hired employees.

                Financing activities for the year ended December 31, 2004 used $73.4 million and consisted primarily of the purchase into treasury of 3,490,800 shares of common stock in connection with two separate 3.0 million share buyback programs authorized by Covance's Board of Directors in February 2003 and June 2004, and the purchase into treasury of 389,289 shares in connection with employee benefit plans for an aggregate cost of $134.2 million. The cost of these share repurchases was partially offset by cash received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan totaling $60.8 million. Financing activities for the year ended December 31, 2003 provided $11.8 million and consisted primarily of $27.7 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan, partially offset by the purchase into treasury of 722,209 shares of common stock for an aggregate cost of $15.9 million, primarily in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in February 2003. At December 31, 2004, there are approximately 1.9 million shares remaining for repurchase under the Board authorized buyback program.

                Covance's cash balances increased by $6.1 million to $177.7 million at December 31, 2004 from $171.6 million at December 31, 2003.

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

Recently Issued Accounting Standards

                In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, Covance had elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continues to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense in only disclosed in the footnotes to the financial statements. Covance will be required to adopt Statement No. 123(R) no later than the quarter beginning July 1, 2005. Since Covance is currently in the process of evaluating the option valuation methods and adoption transition alternatives available under Statement 123(R), it has not yet determined the impact Statement 123(R) will have on its consolidated results of operations, financial position and cash flows. See Note 2 and Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report.

Forward Looking Statements. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company's ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, and other factors described in Covance's filings with the Securities and Exchange Commission, including, without limitation, this Annual Report on Form 10-K.

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

                Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services. Also, if government efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, our customers may spend less, or reduce their growth in spending on research and development. If health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their growth in spending on research and development.

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
  quality of facilities;
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

                We derive a large portion of our net revenues from international operations. For the year ended December 31, 2004, we derived approximately 34% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Our animal populations may suffer diseases that can damage our inventory, harm our reputation, result in decreased sales of research products or result in other liability to us.

                It is important that our research products be free of diseases, including infectious diseases. The presence of diseases can distort or compromise the quality of research results, can cause loss of animals in our inventory, can result in harm to humans or outside animal populations if the disease is not contained to animals in inventory, or can result in other losses. Such results could harm our reputation or have a material adverse effect on our financial condition, results of operations, and cash flows.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

                For the year ended December 31, 2004, approximately 34% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency" for a more detailed discussion of our foreign currency risks and exposures.

Item 8.    Financial Statements and Supplementary Data

Management's Report on Consolidated Financial Statements and Internal Control

                The management of Covance Inc. ("Covance") has prepared, and is responsible for, Covance's consolidated financial statements and related footnotes. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

                Covance's management is responsible for establishing and maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting. The purpose of this system of internal accounting controls over financial reporting is to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and are properly recorded, and that accounting records may be relied upon for the preparation of accurate and complete consolidated financial statements. The design, monitoring and revision of internal accounting control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures. Covance also maintains an internal audit function that evaluates and reports on the adequacy and effectiveness of internal controls, polices and procedures.

                Covance's management concluded that its internal control over financial reporting as of December 31, 2004 was effective and adequate to accomplish the objectives described above. Management's assessment was based upon the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Covance's consolidated financial statements and the effectiveness of control over financial reporting have been audited by an independent registered public accounting firm, Ernst & Young LLP, as stated in their reports which are included elsewhere herein.

/s/ Joseph L. Herring Joseph L. Herring President and Chief Executive Officer (Principal Executive Officer)	/s/ William E. Klitgaard William E. Klitgaard Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited management's assessment, included in Management's Report on Consolidated Financial Statements and Internal Control, that Covance Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covance Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

                We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

                A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

                Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                In our opinion, management's assessment that Covance Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Covance Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 18, 2005 expressed an unqualified opinion thereon.

MetroPark, New Jersey
February 18, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited the accompanying consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covance Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Covance Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2005 expressed an unqualified opinion thereon.

MetroPark, New Jersey
February 18, 2005

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

(Dollars in thousands)	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$177,712	$171,600
Accounts receivable	178,518	156,799
Unbilled services	63,220	44,053
Inventory	40,999	39,926
Deferred income taxes	8,042	6,230
Prepaid expenses and other current assets	40,463	31,246

Total Current Assets	508,954	449,854
Property and equipment, net	319,747	284,413
Goodwill, net	56,876	56,876
Other assets	39,108	16,482

Total Assets	$924,685	$807,625

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$24,346	$20,129
Accrued payroll and benefits	63,143	50,433
Accrued expenses and other current liabilities	39,722	37,035
Unearned revenue	87,325	82,227
Income taxes payable	4,590	—

Total Current Liabilities	219,126	189,824
Deferred income taxes	46,104	36,776
Other liabilities	21,769	17,044

Total Liabilities	286,999	243,644

Commitments and Contingent Liabilities
Stockholders' Equity:
Preferred stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock—Par value $0.01 per share; 140,000,000 shares authorized; 69,962,527 and 66,345,070 shares issued and outstanding, including those held in treasury, at December 31, 2004 and 2003, respectively	700	663
Paid-in capital	289,952	199,534
Retained earnings	493,192	395,245
Accumulated other comprehensive income— Cumulative translation adjustment	41,451	21,960
Treasury stock at cost (7,700,620 and 3,820,531 shares at December 31, 2004 and 2003, respectively)	(187,609)	(53,421)

Total Stockholders' Equity	637,686	563,981

Total Liabilities and Stockholders' Equity	$924,685	$807,625

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands, except per share data)	2004	2003	2002

Net revenues	$1,020,429	$940,300	$883,074
Reimbursable out-of-pockets	35,968	33,910	41,623

Total revenues	1,056,397	974,210	924,697

Costs and expenses:
Cost of revenue	677,945	634,722	612,465
Reimbursed out-of-pocket expenses	35,968	33,910	41,623
Selling, general and administrative	155,656	143,179	133,508
Depreciation and amortization	46,354	45,824	42,434

Total costs and expenses	915,923	857,635	830,030

Income from operations	140,474	116,575	94,667

Other (income) expense, net:
Interest expense	897	1,620	2,143
Interest income	(3,187)	(1,429)	(1,312)
Foreign exchange transaction loss, net	238	683	3,395

Other (income) expense, net	(2,052)	874	4,226

Income before taxes and equity investee earnings	142,526	115,701	90,441
Taxes on income	45,532	40,021	26,658
Equity investee earnings	953	456	—

Net income	$97,947	$76,136	$63,783

Basic earnings per share	$1.57	$1.23	$1.06
Weighted average shares outstanding—basic	62,474,345	61,757,019	60,285,330

Diluted earnings per share	$1.52	$1.21	$1.03
Weighted average shares outstanding—diluted	64,644,149	63,081,457	61,641,367

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands)	2004	2003	2002

Cash flows from operating activities:
Net income	$97,947	$76,136	$63,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,354	45,824	42,434
Stock issued under employee benefit and stock compensation plans	13,473	12,992	11,672
Deferred income tax provision	7,516	15,953	16,656
Other	(420)	923	2,036
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(21,719)	2,569	9,054
Unbilled services	(19,167)	(4,980)	1,822
Inventory	(1,073)	546	(4,341)
Accounts payable	4,217	(3,994)	2,867
Accrued liabilities	15,397	(10,523)	11,689
Unearned revenue	5,098	(9,454)	(25,175)
Income taxes payable	20,789	—	(2,739)
Other assets and liabilities, net	(5,326)	14,173	(5,876)

Net cash provided by operating activities	163,086	140,165	123,882

Cash flows from investing activities:
Capital expenditures	(72,887)	(62,639)	(66,784)
Investment in affiliate	(20,741)	—	—
Acquisition of business, net of cash acquired	—	—	(2,796)
Other, net	142	39	11

Net cash used in investing activities	(93,486)	(62,600)	(69,569)

Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	60,783	27,685	13,874
Purchase of treasury stock	(134,188)	(15,883)	(16,631)
Net repayments under revolving credit facility	—	—	(15,000)

Net cash (used in) provided by financing activities	(73,405)	11,802	(17,757)

Effect of exchange rate changes on cash	9,917	6,320	3,953

Net change in cash and cash equivalents	6,112	95,687	40,509

Cash and cash equivalents, beginning of year	171,600	75,913	35,404

Cash and cash equivalents, end of year	$177,712	$171,600	$75,913

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2001	$619	$122,217	$255,326	$(12,310)		$(20,907)	$344,945

Comprehensive income:
Net income	—	—	63,783	—	$63,783	—	63,783
Currency translation adjustment	—	—	—	14,024	14,024	—	14,024

Total comprehensive income	—	—	—	—	$77,807	—	—

Shares issued under various employee benefit and stock compensation plans	9	14,349	—	—		—	14,358
Stock option exercises	9	11,179	—	—		—	11,188
Treasury stock, at cost	—	—	—	—		(16,631)	(16,631)

Balance, December 31, 2002	637	147,745	319,109	1,714		(37,538)	431,667

Comprehensive income:
Net income	—	—	76,136	—	$76,136	—	76,136
Currency translation adjustment	—	—	—	20,246	20,246	—	20,246

Total comprehensive income	—	—	—	—	$96,382	—	—

Shares issued under various employee benefit and stock compensation plans	7	15,596	—	—		—	15,603
Stock option exercises	19	25,055	—	—		—	25,074
Tax benefit from stock issued	—	11,138	—	—		—	11,138
Treasury stock, at cost	—	—	—	—		(15,883)	(15,883)

Balance, December 31, 2003	663	199,534	395,245	21,960		(53,421)	563,981

Comprehensive income:
Net income	—	—	97,947	—	$97,947	—	97,947
Currency translation adjustment	—	—	—	19,491	19,491	—	19,491

Total comprehensive income	—	—	—	—	$117,438	—	—

Shares issued under various employee benefit and stock compensation plans	5	16,380	—	—		—	16,385
Stock option exercises	32	57,839	—	—		—	57,871
Tax benefit from stock issued	—	16,199	—	—		—	16,199
Treasury stock, at cost	—	—	—	—		(134,188)	(134,188)

Balance, December 31, 2004	$700	$289,952	$493,192	$41,451		$(187,609)	$637,686

The accompanying notes are an integral part of these consolidated financial statements.

 COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002
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

2.    Summary of Significant Accounting Policies

    Principles of Consolidation

                The consolidated financial statements include the accounts of all entities controlled by Covance. All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in affiliates in which Covance owns between 20 and 50 percent and does not have the ability to exercise control. See Note 5.

    Use of Estimates

                These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

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

    Financial Instruments

                The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts as reported at December 31, 2004 and 2003.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
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

    Prepaid Expenses and Other Current Assets

                In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $22.3 million and $14.5 million at December 31, 2004 and 2003, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

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

    Goodwill and Impairment of Goodwill

                Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill. The annual test for impairment performed for 2004 did not identify any instances of impairment.

    Impairment of Long-Lived Assets

                Covance assesses impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Assessments of the recoverability of long-lived assets are conducted when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the asset from the expected future undiscounted cash flows of related operations. No events have been identified that caused

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

an evaluation of the recoverability of the long-lived assets for the years ended December 31, 2004, 2003 and 2002.

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

    Costs and Expenses

                Cost of revenue includes direct labor and related benefit charges, other direct costs, shipping and handling fees, and an allocation of facility charges and information technology costs and excludes depreciation and amortization. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs and excludes depreciation and amortization. Cost of advertising is expensed as incurred.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
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

                Covance has established, and periodically reviews and reevaluates, an estimated income tax reserve which is included in accrued expenses and other current liabilities on its consolidated balance sheet. This income tax reserve is for exposures related to matters such as transfer pricing, nexus, deemed dividends and the allocation of overhead costs across various Federal, state and foreign income tax jurisdictions. An accrual is established at the time an exposure is identified when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of the accrual for each item for which an exposure exists is adjusted when either (a) matters are settled at amounts which are different than the amount included in the reserve or (b) when facts indicate a significant change in either the probability or estimated amount of the potential exposure. As a result of favorable income tax developments, relating primarily to the settlement of a longstanding multi-year foreign income tax audit, Covance reduced its income tax reserve and provision by $6.5 million during 2002.

    Comprehensive Income

                Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

    Stock Based Compensation

                Covance has several stock-based compensation plans as described in Note 10. Through the year ended December 31, 2004, Covance continued to follow the disclosure-only provisions of SFAS No. 123 and, accordingly, continued to account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized. See Note 2 "Recently Issued Accounting Standards".

                The fair value of the Covance stock options used to compute the net income and earnings per share disclosures required under SFAS No. 123 is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively: expected volatility of 42.4%, 44.9% and 47.1%; risk free interest rate of 3.43%, 3.42% and 4.71%; and an expected holding period of six years, seven years and seven years.

                While Covance does record compensation expense related to awards of stock, no compensation cost was recorded for option grants under Covance's stock option plans as all options granted under these plans are issued with an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the years ended

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

December 31, 2004, 2003 and 2002 had Covance applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to all of its stock-based employee compensation plans.

	2004	2003	2002
Net income, as reported	$97,947	$76,136	$63,783
Add: Stock award-based employee compensation included in reported net income, net of related tax effects	3,133	2,743	1,939
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,037)	(12,323)	(9,294)

Pro forma net income	$87,043	$66,556	$56,428

Earnings per share:
Basic—as reported	$1.57	$1.23	$1.06
Basic—pro forma	$1.39	$1.08	$0.94

Diluted—as reported	$1.52	$1.21	$1.03
Diluted—pro forma	$1.35	$1.06	$0.92

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

                In computing diluted EPS for the years ended December 31, 2004, 2003 and 2002, the denominator was increased by 2,169,804 shares, 1,324,438 shares and 1,356,037 shares, respectively, representing the dilutive effect of stock options outstanding at December 31, 2004, 2003 and 2002, with exercise prices less than the average market price of Covance's common stock during each respective period. Excluded from the computation of diluted EPS for the year ended December 31, 2004 were options to purchase 331,072 shares of common stock at prices ranging from $35.84 to $41.45 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2004. Excluded from the computation of diluted EPS for the year ended December 31, 2003 were options to purchase 804,416 shares of common stock at prices ranging from $26.94 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2003. Excluded from the computation of diluted EPS for the year ended December 31, 2002 were options to purchase 3,035,281 shares of common stock at prices ranging from $18.98 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2002.

    Reimbursable Out-of-Pocket Expenses

                As discussed in Note 2 "Prepaid Expenses and Other Current Assets", Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. In connection with the requirements of Financial Accounting Standards Board

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
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

    Supplemental Cash Flow Information

                Cash paid for interest for the years ended December 31, 2004, 2003 and 2002 totaled $0.9 million, $0.9 million and $1.2 million, respectively. Cash paid for income taxes for the years ended December 31, 2004, 2003 and 2002 totaled $21.1 million, $16.6 million and $24.0 million, respectively.

    Recently Issued Accounting Standards

                In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, Covance had elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continues to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense in only disclosed in the footnotes to the financial statements. Covance will be required to adopt Statement No. 123(R) no later than the quarter beginning July 1, 2005. Since Covance is currently in the process of evaluating the option valuation methods and adoption transition alternatives available under Statement 123(R), it has not yet determined the impact Statement 123(R) will have on its consolidated results of operations, financial position and cash flows. See Note 2 and Note 10.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, unless otherwise indicated)

3. Property and Equipment

                Property and equipment at December 31, 2004 and 2003 consist of the following:

	2004	2003
Property and equipment at cost:
Land	$26,818	$26,465
Buildings and improvements	258,935	230,334
Equipment and vehicles	182,238	161,686
Computer hardware and software	150,371	150,662
Furniture, fixtures & leasehold improvements	61,835	58,489
Construction-in-progress	22,203	6,202

	702,400	633,838
Less: Accumulated depreciation and amortization	(382,653)	(349,425)

Property and equipment, net	$319,747	$284,413

                Depreciation and amortization expense aggregated $46.4 million, $45.8 million and $42.4 million for 2004, 2003 and 2002, respectively.

4. Goodwill

                Goodwill, net of accumulated amortization of $17.7 million, aggregated $56.9 million at both December 31, 2004 and 2003. Early development segment goodwill, net of accumulated amortization totaled $6.7 million at both December 31, 2004 and 2003, while Late-stage development segment goodwill, net of accumulated amortization totaled $50.2 million at both December 31, 2004 and 2003.

5. Equity Method Investees

                Covance has a minority equity position (approximately 22% at December 31, 2004) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During both years ended December 31, 2004 and 2003, Covance recognized income of $0.5 million, respectively, representing its pro rata share of BITI's earnings. The carrying value of Covance's investment in BITI as of December 31, 2004 and 2003 was $1.0 million and $0.5 million, respectively, while the fair market value was $12.9 million and $14.7 million, respectively.

                In March 2004, Covance acquired a 47% minority equity position in Noveprim Limited, an existing supplier of research products, for a total cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim's net assets is approximately $13.8 million. This investment is reflected in Other Assets on the Consolidated Balance Sheet. During the year ended December 31, 2004, Covance recognized $0.4 million, representing its share of Noveprim's earnings, less the elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at December 31, 2004. The carrying value of Covance's investment in Noveprim as of December 31, 2004 was $21.1 million.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, unless otherwise indicated)

6. Acquisitions

                In July 2002, Covance acquired the stock of Virtual Central Laboratory b.v. (now known as Covance Virtual Central Laboratory b.v.) for a cash payment of $3.0 million. The goodwill resulting from this transaction aggregated $2.7 million.

7. Taxes on Income

                The components of income before taxes and the related provision (benefit) for taxes on income for 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Income before taxes and equity investee results:
Domestic	$93,455	$63,838	$53,564
International	49,071	51,863	36,877

Total	$142,526	$115,701	$90,441

Federal income taxes:
Current provision	$26,695	$11,914	$6,251
Deferred provision	4,106	10,228	6,162
International income taxes:
Current provision	10,378	11,288	8,501
Deferred (benefit) provision	(1,743)	2,279	1,229
State and other income taxes:
Current provision	5,509	2,851	3,635
Deferred provision	587	1,461	880

Income tax provision	$45,532	$40,021	$26,658

                The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Taxes at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	2.8	2.4	3.2
Impact of international operations	(6.0)	(3.9)	(3.5)
Reduction of income tax reserve	—	—	(7.2)
Other, net	0.1	1.1	2.0

Total	31.9%	34.6%	29.5%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, unless otherwise indicated)

7. Taxes on Income (Continued)

                The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Current deferred tax assets:
Liabilities not currently deductible	$8,042	$5,775
Other	—	455

Current deferred tax assets	$8,042	$6,230

Non-current deferred tax assets:
Liabilities not currently deductible	$284	$2,124

Non-current deferred tax liabilities:
Property and equipment	(39,817)	(33,359)
Earnings not currently taxable	(6,571)	(5,541)

Total non-current deferred tax liabilities	(46,388)	(38,900)

Net non-current deferred tax liabilities	$(46,104)	$(36,776)

                The $6.5 million increase in the non-current deferred liability for property and equipment is due to an increase in accelerated deductions for income tax purposes on assets acquired in the United States and the United Kingdom.

                During the third quarter of 2002, Covance recognized a tax benefit of $6.5 million resulting from favorable income tax developments, relating primarily to the settlement of a longstanding foreign income tax audit.

                Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. As of December 31, 2004, taxes have not been provided on accumulated foreign unremitted earnings totaling $165.0 million because those earnings are currently expected to remain invested indefinitely outside the United States. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance.

                On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among other things, the Act provides an incentive for multi-national companies to repatriate previously unremitted foreign earnings by allowing companies a special one-time tax deduction equal to 85% of qualified foreign earnings that are repatriated. Amounts repatriated may be used only for certain qualifying expenditures made in the United States. The maximum amount of Covance's accumulated foreign unremitted earnings subject to repatriation under the Act is approximately $90.0 million. However, Covance has only recently begun to analyze the provision of the Act and has not yet determined whether it will take advantage of the one-time opportunity to repatriate funds under the Act, the range of reasonably possible amounts that might be repatriated, or the tax that would be due from such repatriation. Covance expects to complete its analysis during 2005.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, unless otherwise indicated)

8. Credit Facility

                On June 30, 2004, Covance entered into a new $75.0 million revolving credit facility (the "Credit Facility") which expires in June 2009. During the year ended December 31, 2004 and at both December 31, 2004 and 2003, there were no outstanding borrowings under either the new or previous credit facilities. At December 31, 2004 and 2003, there were $1.5 million and $2.2 million of outstanding letters of credit under the new and previous credit facilities, respectively.

                At December 31, 2004, Covance was in compliance with the terms of the Credit Facility, including all financial covenants. Commitment fees paid during 2004, 2003 and 2002, which under the new Credit Facility are 15 basis points on the undrawn balance, and under the prior credit facility were 50 basis points of the undrawn balance, approximated $0.4 million, $0.8 million, and $0.7 million, respectively. The Credit Facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries.

9. Employee Benefit Plans

                Covance sponsors various pension and other post-retirement benefit plans.

    Defined Benefit Pension Plans

                Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded and has a measurement date of September 30, while the UK pension plans are funded and have a measurement date of December 31. Covance's funding policy has been to contribute annually a fixed percentage of the eligible employee's salary at least equal to the local statutory funding requirements. The components of net periodic pension cost for these plans for 2004, 2003 and 2002 are as follows:

	United Kingdom Plans			German Plan
	2004	2003	2002	2004	2003	2002
Components of Net Periodic Pension Cost:
Service cost	$4,679	$4,198	$3,844	$299	$251	$238
Interest cost	4,878	3,773	2,905	247	207	159
Expected return on plan assets	(4,370)	(3,222)	(2,518)	—	—	—
Amortization of net actuarial loss	1,124	1,185	142	6	6	5
Participant contributions	(2,036)	(1,852)	(1,392)	—	—	—

Net periodic pension cost	$4,275	$4,082	$2,981	$552	$464	$402

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.00%	6.00%	6.50%	5.65%	5.75%	6.00%
Expected rate of return on assets	6.00%	6.00%	6.50%	n/a	n/a	n/a
Salary increases	3.50%	3.50%	3.50%	2.90%	3.00%	3.25%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The weighted average expected long term rate of return on the assets of the UK pension plans is based on the target asset allocation and the average rate of growth expected for the asset classes invested. The weighted average rate of expected growth is derived from a combination of historic returns, current market indicators, the expected risk premium for each asset class over the risk- free rate and the opinion of professional advisors.

                The change in the projected benefit obligation and plan assets and a reconciliation of the funded status of the plans to the amounts reported in the consolidated balance sheets as of December 31, 2004 and 2003 is as follows:

	United Kingdom Plans		German Plan
	2004	2003	2004	2003
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$79,420	$61,856	$3,944	$3,050
Service cost	4,679	4,198	299	251
Interest cost	4,878	3,773	247	207
Actuarial loss (gain)	8,209	3,192	293	(99)
Benefits paid	(1,472)	(1,177)	(79)	(72)
Foreign currency exchange rate changes	7,555	7,578	424	607

Benefit obligation, end of year	$103,269	$79,420	$5,128	$3,944

Change in Fair Value of Assets:
Fair value of plan assets, beginning of year	$68,454	$50,530	$—	$—
Covance contributions	3,973	3,008	—	—
Employee contributions	1,772	1,749	—	—
Actual return on plan assets	7,618	7,872	—	—
Benefits paid	(1,472)	(1,177)	—	—
Foreign currency exchange rate changes	6,400	6,472	—	—

Fair value of plan assets, end of year	$86,745	$68,454	$—	$—

Reconciliation of Funded Status of the Plans to Balance Sheet Position:
Funded status—under funded	$(16,524)	$(10,966)	$(5,128)	$(3,944)
Unrecognized net actuarial loss	30,696	24,453	610	250

Balance sheet position—prepaid (accrued)	$14,172	$13,487	$(4,518)	$(3,694)

Weighted Average Assumptions Used to Determine Benefit Obligations:
Discount rate	5.75%	6.00%	5.25%	5.75%
Salary increases	4.00%	3.50%	2.50%	3.00%

                The accumulated benefit obligation for the UK pension plans was $83,270 and $64,295 at December 31, 2004 and 2003, respectively. The accumulated benefit obligation for the German plan was $4,103 and $3,043 at December 31, 2004 and 2003, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The investment policies for the UK pension plans are set by the plan trustees, based upon the guidance of professional advisors and after consultation with the Company, taking into consideration the plans' liabilities and future funding levels. The trustees have set the long-term investment policy largely in accordance with the asset allocation of balanced investment funds. Assets are invested within the target ranges as follows:

Equity securities	75%—85%
Debt securities	8%—15%
Real Estate	0%— 5%
Other	0%—10%

                The weighted average asset allocation of the UK pension plans as of December 31, 2004 and 2003 by asset category is as follows:

	2004	2003
Equity securities	83%	82%
Debt securities	10%	12%
Real estate	0%	0%
Other	7%	6%

Total	100%	100%

                Investments are made in pooled investment funds. Pooled investment fund managers are regulated by the Financial Services Authority in the UK and operate under terms which contain restrictions on the way in which the portfolios are managed and require the managers to ensure that suitable internal operating procedures are in place. The trustees have set performance objectives for each fund manager and routinely monitor and assess the managers' performance against such objectives.

                Covance expects to contribute $3,713 to its UK plans in 2005. No contributions are expected to be made to the German plan, since that plan is unfunded.

                Expected future benefit payments are as follows:

Year Ending December 31,	United Kingdom Plans	German Plan
2005	$1,183	$110
2006	$1,418	$112
2007	$2,684	$114
2008	$2,295	$121
2009	$3,069	$124
2010-2014	$18,427	$644

    Supplemental Executive Retirement Plan

                In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan ("SERP"). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

and compensation of the participating employees. The measurement date for the SERP is November 30. The components of net periodic pension cost for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Components of Net Periodic Pension Cost:
Service cost	$946	$563	$442
Interest cost	524	391	300
Amortization of prior service cost	76	—	—
Amortization of net actuarial loss	33	8	—

Net periodic pension cost	$1,579	$962	$742

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.25%	6.75%	7.25%
Salary increases	4.00%	4.50%	4.75%

                The change in the projected benefit obligation and the reconciliation of such amount to that reported in the consolidated balance sheets as of December 31, 2004 and 2003 is as follows:

	2004	2003
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$7,437	$5,230
Service cost	946	563
Interest cost	524	391
Actuarial loss (gain)	(246)	490
Plan amendments	—	763

Benefit obligation, end of year	$8,661	$7,437

Reconciliation of Funded Status of the Plan to Balance Sheet Position:
Funded status—under funded	$(8,661)	$(7,437)
Unrecognized actuarial net loss	798	1,077
Unrecognized prior service cost	687	763

Accrued benefit liability	$(7,176)	$(5,597)

Weighted Average Assumptions Used to Determine Benefit Obligation:
Discount rate	6.00%	6.25%
Salary increases	4.00%	4.00%

                The accumulated benefit obligation as of December 31, 2004 and 2003 is $7,176 and $5,597, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                Expected future benefit payments are as follows:

Year Ending December 31,
2005	$—
2006	$—
2007	$56
2008	$106
2009	$105
2010-2014	$1,460

    Post-Employment Retiree Health and Welfare Plan

                Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees. The measurement date for this plan is November 30. The components of net periodic post-retirement benefit cost for 2004, 2003 and 2002 are as follows:

	2004		2003		2002
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$210		$222		$190
Interest cost	390		383		328
Amortization of prior service benefit	(390)		(397)		(397)
Amortization of net actuarial loss	231		182		79

Net periodic post-retirement benefit cost	$441		$390		$200

Weighted Average Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Weighted average discount rate	6.25%		6.75%		7.25%
Health care cost trend rate	10.00	%(a)	9.90	%(a)	9.50	%(a)

(a)
decreasing to ultimate trend of 5.00% in 2009

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The change in the projected post-retirement benefit obligation and the reconciliation of such amount to that reported in the consolidated balance sheets as of December 31, 2004 and 2003 is as follows:

	2004		2003
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$6,169		$4,987
Service cost	210		222
Interest cost	390		383
Participant contributions	198		118
Actuarial (gain) loss	(364)		954
Benefits paid	(581)		(495)

Benefit obligation, end of year	$6,022		$6,169

Reconciliation of Funded Status of the Plan to Balance Sheet Position:
Funded status—under funded	$(6,022)		$(6,169)
Unrecognized actuarial net loss	1,548		2,143
Unrecognized prior service cost	—		(390)

Accrued benefit liability	$(4,474)		$(4,416)

Assumptions Used to Determine Benefit Obligation:
Weighted average discount rate	6.00%		6.25%
Health care cost trend rate	9.00	%(a)	10.00	%(a)

(a)
decreasing to ultimate trend of 5.00% in 2009

                A one-percentage-point increase or decrease in the assumed health care cost trend rate would not impact the net service and interest cost components of the net periodic post-retirement benefit cost or the post-retirement benefit obligation since future increases in plan costs are paid by participant contributions. Covance expects to contribute $655 to the post-employment retiree health and welfare plan in 2005.

                Expected future benefit payments are as follows:

Year Ending December 31,
2005	$919
2006	$985
2007	$1,047
2008	$1,101
2009	$1,156
2010-2014	$6,158

                In December 2003, the President of the United States signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Prescription Drug Act"). The Prescription Drug Act introduces a prescription drug benefit beginning in 2006 under Medicare (Medicare Part D) as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Final regulations on determining actuarial equivalency were issued on January 21, 2005. Until we complete our review of the final regulations, we are unable to determine whether the

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

benefits provided under our postretirement benefit plan are actuarially equivalent to Medicare Part D. As such, we have elected to defer accounting for the effects of the Prescription Drug Act until we have completed that review. Therefore, our postretirement benefit cost and our postretirement benefit obligation have not been remeasured for the effects of the Prescription Drug Act. We do not believe that the impact of the Prescription Drug Act will be material to our results of operations, financial position, or cash flows.

    Defined Contribution Plans

                U.S. employees are eligible to participate in Covance's 401(k) plan, while employees in international locations are eligible to participate in either defined benefit or defined contribution plans, depending on the plan offered at their location. Aggregate Covance contributions to its various defined contribution plans totaled $14.0 million, $13.5 million and $12.3 million for 2004, 2003 and 2002, respectively.

10.    Stockholders' Equity

    Preferred Stock

                Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 2004, no Covance Series Preferred Stock has been issued or is outstanding.

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

    Treasury Stock

                In June 2004, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance's stock repurchase program. For the years ended December 31, 2004, 2003, and 2002, Covance repurchased 3.5 million shares, 0.6 million shares, and 1.0 million shares, respectively, under Covance's stock repurchase program. At December 31, 2004 there were 1.9 million shares remaining for purchase under the 2004 authorization. Covance also reacquires shares of its common stock in connection with certain employee benefit plans when employees tender shares either in connection with reload stock options or

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

to satisfy income tax withholdings associated with the vesting of stock awards. The following table sets forth the treasury stock activity during 2004, 2003 and 2002:

	2004		2003		2002
	$	# shares	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$119,450	3,490.8	$13,515	640.3	$16,222	1,005.0
Employee benefit plans	14,738	389.3	2,368	81.9	409	19.6

Total	$134,188	3,880.1	$15,883	722.2	$16,631	1,024.6

    Stock Compensation Plans

                In June 2002, Covance's Board of Directors adopted the 2002 Employee Stock Option Plan (the "2002 ESOP"). The 2002 ESOP will expire on June 24, 2012. The 2002 ESOP authorizes the Compensation and Organization Committee of the Board of Directors (the "Compensation Committee"), or such committee as is appointed by the Covance Board of Directors, to administer the 2002 ESOP, to grant awards to employees of Covance or entities in which Covance has a controlling or significant interest, except that officers as defined in Rule 16(a)-1(f) of the Securities Exchange Act of 1934, and members of the Board of Directors are not eligible to receive awards. The 2002 ESOP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock and stock appreciation rights. The number of shares of Covance common stock initially available for grant under the 2002 ESOP totaled 5.9 million. At December 31, 2004, there were approximately 3.8 million shares remaining available for grants or awards under the 2002 ESOP.

                In May 2002, Covance's shareholders approved the 2002 Employee Equity Participation Plan (the "2002 EEPP") in replacement of the 2000 Employee Equity Participation Plan (the "2000 EEPP"). The 2002 EEPP became effective on May 7, 2002 and will expire on May 6, 2012. The 2002 EEPP authorizes the Compensation Committee, or such committee as is appointed by the Covance Board of Directors, to administer the 2002 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant interest. The 2002 EEPP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. The number of shares of Covance common stock initially available for grant under the 2002 EEPP totaled approximately 3.25 million plus approximately 0.9 million shares remaining available under the 2000 EEPP at the time the 2002 EEPP was approved. Effective upon approval of the 2002 EEPP, no further grants or awards were permitted under the 2000 EEPP. All grants and awards under the 2000 EEPP remaining outstanding are now administered and paid in accordance with the provisions of the 2000 EEPP out of shares issuable under the 2002 EEPP. At December 31, 2004 there were approximately 4.0 million shares remaining available for grants or awards under the 2002 EEPP. During 2004, 2003 and 2002, Covance issued stock awards of 0.2 million, 0.1 million and 0.2 million shares, respectively, to certain members of management, the weighted-average per share fair market value of which was $39.06, $26.80 and $25.73, respectively. Compensation expense related to these awards of stock is recorded ratably over the three year vesting period, and totaled $4.7 million, $4.2 million and $3.1 million during 2004, 2003 and 2002, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

                The following table sets forth Covance's stock option activity during 2004, 2003 and 2002:

	Number of Shares (in thousands)	Weighted Average Price
Options outstanding, December 31, 2001	6,607.9	$16.53
Granted	1,588.3	$17.67
Exercised	(877.3)	$12.75
Forfeited	(270.7)	$14.69

Options outstanding, December 31, 2002	7,048.2	$17.36
Granted	1,422.9	$22.90
Exercised	(1,793.8)	$13.97
Forfeited	(271.0)	$21.25

Options outstanding, December 31, 2003	6,406.3	$19.37
Granted	1,431.4	$31.82
Exercised	(3,079.7)	$18.78
Forfeited	(197.3)	$21.47

Options outstanding, December 31, 2004	4,560.7	$23.57

                The weighted average fair value of the stock options granted during 2004, calculated using the Black-Scholes option-pricing model with the assumptions as set forth in Note 2, was $14.55 per share.

                The following table sets forth the status of all options outstanding at December 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable
Option Price Range	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Price	Number of Shares (in thousands)	Weighted Average Price
$ 8.10-$11.22	479.8	5.5 years	$10.00	479.8	$10.00
$12.81-$18.98	851.6	7.0 years	$17.66	755.1	$17.61
$19.30-$22.97	1,343.6	6.8 years	$22.28	739.2	$21.77
$23.13-$34.50	1,535.6	7.8 years	$28.88	420.9	$26.87
$34.65-$41.45	350.1	9.5 years	$38.23	—	—

                At December 31, 2004, 2003 and 2002, respectively, there were exercisable stock options of 2,394,952 shares (weighted average price of $19.00), 4,168,023 shares (weighted average price of $18.50), and 5,081,774 shares (weighted average price of $17.64).

                Covance also has a noncompensatory employee stock purchase plan (the "ESPP") pursuant to which Covance may make available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP, administered by the Compensation Committee, is intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions. A maximum of 3.0 million shares may be purchased by

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

Covance employees under the ESPP. During 2004, 2003 and 2002, a total of 116,701 shares, 156,300 shares and 166,806 shares of common stock, respectively, were issued under the ESPP. At December 31, 2004, there were approximately 1.1 million shares remaining for purchase under the ESPP.

11.    Commitments and Contingent Liabilities

                Covance is obligated under non-cancelable operating leases, primarily for its offices and laboratory facilities. Covance is also obligated under outsourcing agreements related to certain aspects of its information technology and human resources support functions, which are reflected as purchase obligations in the table below. Actual amounts paid under these outsourcing agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables. In addition, early termination of these outsourcing agreements by Covance could result in the payment of termination fees which are not reflected in the table below.

	Year ending December 31,
	2005	2006	2007	2008	2009	2010+

Operating Leases	$25,423	$20,701	$16,930	$16,591	$15,929	$43,435
Purchase Obligations	33,790	35,234	28,963	27,429	25,016	23,015

Total	$59,213	$55,935	$45,893	$44,020	$40,945	$66,450

                Operating lease rental expense aggregated $28.0 million, $31.3 million and $30.1 million for 2004, 2003 and 2002, respectively.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands, unless otherwise indicated)

12.    Segment Information (Continued)

                The accounting policies of the reportable segments are the same as those described in Note 2.

	Early Development		Late-Stage Development	Other Reconciling Items		Total
Total revenues from external customers:
2004	$478,744		$541,685	$35,968	(a)	$1,056,397
2003	$411,403		$528,897	$33,910	(a)	$974,210
2002	$367,542		$515,532	$41,623	(a)	$924,697
Depreciation and amortization:
2004	$24,138		$18,034	$4,182	(b)	$46,354
2003	$22,743		$19,575	$3,506	(b)	$45,824
2002	$19,971		$18,340	$4,123	(b)	$42,434
Operating income:
2004	$111,570		$84,855	$(55,951	)(c)	$140,474
2003	$83,311		$79,227	$(45,963	)(c)	$116,575
2002	$66,682		$72,979	$(44,994	)(c)	$94,667
Segment assets:
2004	$471,192		$374,900	$78,593	(d)	$924,685
2003	$380,084		$350,748	$76,793	(d)	$807,625
2002	$343,730		$314,428	$18,845	(d)	$677,003
Investment in Equity Method Investees:
2004	$21,112	(f)	$—	$992	(g)	$22,104
2003	$—		$—	$456	(g)	$456
2002	$—		$—	$—		$—
Capital expenditures:
2004	$54,844		$13,758	$4,285	(e)	$72,887
2003	$27,846		$32,314	$2,479	(e)	$62,639
2002	$50,362		$12,789	$3,633	(e)	$66,784

(a)
Represents revenues associated with reimbursable out-of-pocket expenses.
(b)
Represents depreciation and amortization on corporate fixed assets.
(c)
Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal).
(d)
Represents corporate assets.
(e)
Represents corporate capital expenditures.
(f)
Represents equity investment in Noveprim Limited.
(g)
Represents equity investment in Bio-Imaging Technologies, Inc.

13.    Geographic Information

	United States	United Kingdom	Switzerland	Other	Total
Net revenues from external customers(1)
2004	$671,883	$156,946	$92,754	$98,846	$1,020,429
2003	$617,942	$149,123	$101,119	$72,116	$940,300
2002	$593,885	$130,403	$99,875	$58,911	$883,074
Long-lived assets(2)
2004	$190,373	$81,505	$31,864	$16,005	$319,747
2003	$173,086	$66,334	$30,093	$14,900	$284,413
2002	$176,098	$60,230	$10,347	$11,732	$258,407

(1)
Net revenues are attributable to geographic locations based on the physical location where the services are performed.
(2)
Long-lived assets represents the net book value of property and equipment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None

Item 9A. Controls and Procedures

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

                Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. See Management's Report on Consolidated Financial Statements and Internal Control, which is included herein. Ernst & Young LLP, an independent registered public accounting firm, issued an attestation report on management's assessment of internal control, which is included herein.

                For additional information, please see "Management's Report on Consolidated Financial Statements and Internal Control" included in this Annual Report.

Item 9B. Other Information

                None

PART III

Item 10. Directors and Executive Officers of the Registrant

        (a)   Identification of Directors and Code of Ethics for Financial Professionals.

                Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2005 Annual Meeting of Shareholders to be held on April 28, 2005, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2004, pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

        (b)   Identification of Officers.

                Christopher A. Kuebler, 51, has been Covance's Chairman since November 1994. From November 1994 to December 31, 2004, Mr. Kuebler was also Chief Executive Officer of Covance and from November 1994 to November 2001 he was also President of Covance. From March 1993 through November 1994, he was the Corporate Vice President, European Operations for Abbott Laboratories Inc. ("ALI"), a diversified health care company. From January 1991 until March 1993, Mr. Kuebler was the Vice President, Sales and Marketing for ALI's Pharmaceutical Division. Mr. Kuebler has been a member of the Covance Board since November 1994, and was elected Chairman in November 1996. Mr. Kuebler is a director of Nektar Therapeutics, a biotechnology company.

                Joseph L. Herring, 49, has been Covance's Chief Executive Officer since January 1, 2005 and was President and Chief Operating Officer from November 2001 to December 31, 2004. Mr. Herring was Covance's Corporate Senior Vice President and President—Early Development Services from September 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring was Vice President of Caremark International, a provider of home care and physician practice management services, and he also served as a Vice President of Baxter International where he was employed for 14 years.

                William E. Klitgaard, 51, has been Covance's Corporate Senior Vice President, Chief Financial Officer and Treasurer since September 2000. From September 1999 to September 2000, Mr. Klitgaard was Covance's Corporate Vice President, Strategy and Corporate Development and Treasurer. From October 1996 to September 1999, Mr. Klitgaard was Covance's Corporate Vice President and Treasurer. Prior to that, Mr. Klitgaard was Treasurer at Kenetech Corporation in San Francisco, and prior to that Mr. Klitgaard spent eleven years in positions of increasing responsibility with Consolidated Freightways Inc.

                Wendel Barr, 43, has been Covance's Corporate Senior Vice President and President—Early Development North America since February 2003. From October 2000 to February 2003, Mr. Barr was Corporate Vice President and General Manager—Labs North America. Prior to joining Covance, Mr. Barr was the Global Vice President and General Manager of Service for Marconi Medical Systems, which he joined in October 1999. Prior to that, Mr. Barr was the General Manager of Service for General Electric Medical Systems. Mr. Barr was employed by General Electric Co. from 1984 to 1999, in positions of increasing responsibility in services, marketing, and global business.

                Richard Cimino, 45, has been Covance's Corporate Senior Vice President—Clinical, Periapproval and Central Diagnostic Services since December 2004. Prior to that, Mr. Cimino was Covance's General Manager of Central Diagnostic Services since December 2003. Prior to that, Mr. Cimino was General Manager, America's Health Imaging Group and Corporate Vice President of Eastman Kodak Company. Mr. Cimino serves at Covance's request as a director of Bio-Imaging Technologies, Inc.

                Anthony Cork, 56, has been Covance's Corporate Senior Vice President and President—Early Development Europe since February 2003. From September 2000 to February 2003, Mr. Cork was Covance's Corporate Vice President and General Manager—Labs Europe. Prior to joining Covance, Mr. Cork worked in the pharmaceutical industry for 25 years, holding positions with Eli Lilly and Co., Shearing-Plough Corp., and Aventis.

                Michael Giannetto, 42, has been Covance's Controller since July 1996 and a Corporate Vice President since February 1998. From November 1996 to February 1998, Mr. Giannetto was a Vice President of Covance. From March 1995 to July 1996, Mr. Giannetto was the Business Controller for Covance. From December 1992 to March 1995, Mr. Giannetto was the Manager of Financial Reporting and Technical Accounting for Corning Life Sciences Inc., an affiliate of the Company prior to December 31, 1996. Prior to December 1992, Mr. Giannetto was a Senior Audit Manager for Deloitte & Touche.

                Donald Kraft, 45, has been Covance's Corporate Senior Vice President—Human Resources since July 2002. From January 2001 to June 2002, Mr. Kraft was Corporate Vice President—Human Resources of Covance. From June 2000 to January 2001, Mr. Kraft was Director, Organizational Development of Zurich Financial Services, an insurance company. Prior to June 2000, Mr. Kraft was Director, Organizational Effectiveness of Abbott Laboratories Inc.

                James W. Lovett, 40, has been Covance's Corporate Senior Vice President, General Counsel and Secretary since February 2003. From December 2001 to February 2003, Mr. Lovett was Corporate Vice President, General Counsel and Secretary of Covance. From 1997 to 2001, Mr. Lovett was with FMC Corporation, a manufacturer of machinery and chemicals for industry and agriculture, most recently as Associate General Counsel and Assistant Secretary. Prior to that, Mr. Lovett was a partner at the law firm of McDermott, Will & Emery.

                Howard Moody, 54, joined Covance in February 2000, as Corporate Senior Vice President and Chief Information Officer. Prior to joining Covance, Mr. Moody was Vice President, Information Systems, Core Business for Quest Diagnostics Inc., a position to which Mr. Moody was appointed after Smithkline Beecham Clinical Laboratories was acquired by Quest in 1999. Mr. Moody held that position with Smithkline Beecham Clinical Laboratories from 1995 to 1999. From 1989 to 1995, Mr. Moody held various positions of increasing responsibility with Smithkline Beecham.

                Stephen J. Sullivan, 58, joined Covance in June 1999 and has been Covance's Corporate Senior Vice President and President—Global Central Laboratory Services since May 2002. From September 1999 through April 2002, Mr. Sullivan was Corporate Senior Vice President and President-Clinical Support Services. From 1996 to 1999, Mr. Sullivan was Chairman of the Board, President and Chief Executive Officer of Xenometrix, Inc., a Boulder, Colorado-based biotechnology company. Prior to that, Mr. Sullivan was Vice President, Worldwide Marketing for the Diagnostics Division, and Vice President and General Manager of the Diagnostic Assay Sector of Abbott Laboratories Inc. Mr. Sullivan was Chairman of the Board of Xenometrix, Inc. prior to the sale of that company in May 2001. Mr. Sullivan is also a Director of PDI, Inc., a contract sales and marketing company.

Item 11.    Executive Compensation

                Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2005 Annual Meeting of Shareholders to be held on April 28, 2005, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2004, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.    Security Ownership by Certain Beneficial Owners and Management of Covance

                Information on security ownership by certain beneficial owners and management of Covance is incorporated by reference to the Company's definitive Proxy Statement in connection with its 2005 Annual Meeting of Shareholders to be held on April 28, 2005, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2004 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                Covance maintains the Covance Inc. 2002 Employee Equity Participation Plan, the Covance Inc. 2002 Employee Stock Option Plan, the Employee Stock Purchase Plan, the Stock Option Plan for Non-Employee Directors and the Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors, pursuant to which it may grant equity awards to eligible persons.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,707,853	$21.3015	4,263,813

Equity compensation plans not approved by security holders	1,852,900	$26.8873	4,849,652	[1]

TOTAL	4,560,753	$23.5682	9,113,465	[1]

  1
  Includes: 1,066,753 securities available for issuance under Covance's Employee Stock Purchase Plan pursuant to which Covance makes available for sale to its employees shares of Common Stock at a price equal to 85% of the lower of fair market value on the first or last day of each calendar quarter.

Item 13.    Certain Relationships and Related Transactions

                Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2005 Annual Meeting of Shareholders to be held on April 28, 2005, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2004, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.    Principal Accountant Fees and Services

                Incorporated by reference to the Company's definitive Proxy Statement in connection with its 2005 Annual Meeting of Shareholders to be held on April 28, 2005, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2004, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1.	Financial Statements. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 25.
2.	Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.	Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (b) below and in the accompanying Exhibit Index.

(b) Item 601 Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.
4.2	Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.
10.3	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.4	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.5	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.6	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.7	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.8	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.10	2000 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.11	Letter Agreement between Covance Inc. and Stephen J. Sullivan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
10.12	Letter Agreement between Covance Inc. and Joseph L. Herring. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
10.13	Asset and Stock Purchase Agreement, dated as of December 21, 2000 among Covance Inc., Covance Clinical and Periapproval Services Ltd., and Fisher Scientific International, Inc. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit Number	Description

10.14	Credit Agreement among Covance Inc., Lenders named Therein, Bank of America, N.A., Barclays Bank PLC, PNC Bank, National Association, The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust Company dated June 28, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.15	Stock Purchase Agreement between Covance Inc. and Akzo Nobel Inc. dated as of April 23, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.16	Covance Inc. Variable Compensation Plan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2001.
10.17	Employment Agreement between Covance Inc. and Christopher A. Kuebler dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.18	Letter Agreement between Covance Inc. and Joseph Herring dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.19	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.20	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.21	Letter Agreement between Covance Inc. and James A. Bannon dated May 7, 2002. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.22	Letter Agreement between Covance Inc. and Donald Kraft dated June 25, 2002. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.23	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.24	Covance Inc. Variable Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.25	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.26	Letter Agreement between Covance Inc. and James Lovett dated March 3, 2003. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.27	Covance Inc. Variable Compensation Plan effective January 1, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.28	Letter Agreement between Covance Inc. and Wendel Barr dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.29	Letter Agreement between Covance Laboratories Limited and Anthony Cork dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.30	Credit Agreement among Covance Inc., PNC Bank, National Association, as agent, and the banks named therein dated as of June 30, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.31	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.32	Form of Executive Officer Restricted Stock Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.33	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

Exhibit Number	Description

10.34	Agreement between Covance Inc. and Christopher A. Kuebler dated November 2, 2004. Incorporated by reference to Covance's Form 8-K dated November 4, 2004.
10.35	Agreement between Covance Inc. and Richard Cimino dated December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.36	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.37	Restricted Share Agreement between Covance Inc. and Christopher A. Kuebler, dated as of December 31, 2004. Filed herewith.
10.38	Trust Deed Governing the Covance Laboratories Pension Scheme. Filed herewith.
21	Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

(c) Financial Statement Schedules.

                None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Covance has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: March 1, 2005	By:	/s/ Joseph L. Herring Joseph L. Herring Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Covance and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring Joseph L. Herring	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2005

/s/ Christopher A. Kuebler Christopher A. Kuebler	Chairman of the Board and Director	March 1, 2005

/s/ William E. Klitgaard William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2005

/s/ Michael Giannetto Michael Giannetto	Corporate Vice President and Controller (Principal Accounting Officer)	March 1, 2005

/s/ Robert Barchi Robert Barchi	Director	March 1, 2005

/s/ Robert M. Baylis Robert M. Baylis	Director	March 1, 2005

/s/ Sandra L. Helton Sandra L. Helton	Director	March 1, 2005

/s/ Irwin Lerner Irwin Lerner	Director	March 1, 2005

/s/ J. Randall MacDonald J. Randall MacDonald	Director	March 1, 2005

/s/ Kathleen G. Murray Kathleen G. Murray	Director	March 1, 2005

/s/ William C. Ughetta William C. Ughetta	Director	March 1, 2005

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.

3.2	By-Laws. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.

4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.

4.2	Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.

10.3	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.4	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.5	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.6	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.7	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.

10.8	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.9	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.10	2000 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.11	Letter Agreement between Covance Inc. and Stephen J. Sullivan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.

10.12	Letter Agreement between Covance Inc. and Joseph L. Herring. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

10.13	Asset and Stock Purchase Agreement, dated as of December 21, 2000 among Covance Inc., Covance Clinical and Periapproval Services Ltd., and Fisher Scientific International, Inc. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.14	Credit Agreement among Covance Inc., Lenders named Therein, Bank of America, N.A., Barclays Bank PLC, PNC Bank, National Association, The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust Company dated June 28, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

Exhibit Index (Continued)

Exhibit Number	Description

10.15	Stock Purchase Agreement between Covance Inc. and Akzo Nobel Inc. dated as of April 23, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.16	Covance Inc. Variable Compensation Plan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.17	Employment Agreement between Covance Inc. and Christopher A. Kuebler dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.18	Letter Agreement between Covance Inc. and Joseph Herring dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.19	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.20	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.

10.21	Letter Agreement between Covance Inc. and James A. Bannon dated May 7, 2002. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.22	Letter Agreement between Covance Inc. and Donald Kraft dated June 25, 2002. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.23	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.24	Covance Inc. Variable Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.25	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.26	Letter Agreement between Covance Inc. and James Lovett dated March 3, 2003. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.27	Covance Inc. Variable Compensation Plan effective January 1, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.28	Letter Agreement between Covance Inc. and Wendel Barr dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.29	Letter Agreement between Covance Laboratories Limited and Anthony Cork dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.30	Credit Agreement among Covance Inc., PNC Bank, National Association, as agent, and the banks named therein dated as of June 30, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.31	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.32	Form of Executive Officer Restricted Stock Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.33	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

Exhibit Index (Continued)

Exhibit Number	Description

10.34	Agreement between Covance Inc. and Christopher A. Kuebler dated November 2, 2004. Incorporated by reference to Covance's Form 8-K dated November 4, 2004.

10.35	Agreement between Covance Inc. and Richard Cimino dated December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.

10.36	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.

10.37	Restricted Share Agreement between Covance Inc. and Christopher A. Kuebler, dated as of December 31, 2004. Filed herewith.

10.38	Trust Deed Governing the Covance Laboratories Pension Scheme. Filed herewith.

21	Subsidiaries. Filed herewith.

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Management's Report on Consolidated Financial Statements and Internal Control
Internal Control Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership by Certain Beneficial Owners and Management of Covance
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules