Form 10-Q
period 2005-03-31
COVANCE INC
filed 2005-05-04
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of April 15, 2005, the Registrant had 63,016,541 shares of Common Stock outstanding.

Covance Inc.
Form 10-Q For the Quarterly Period Ended March 31, 2005

INDEX

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004

(Dollars in thousands)	March 31, 2005	December 31, 2004
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$162,710	$177,712
Accounts receivable	182,969	178,518
Unbilled services	73,612	63,220
Inventory	39,073	40,999
Deferred income taxes	8,269	8,042
Prepaid expenses and other current assets	57,166	40,463

Total Current Assets	523,799	508,954
Property and equipment, net	327,042	319,747
Goodwill, net	56,876	56,876
Other assets	38,617	39,108

Total Assets	$946,334	$924,685

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$22,303	$24,346
Accrued payroll and benefits	47,402	63,143
Accrued expenses and other current liabilities	35,881	39,722
Unearned revenue	85,317	87,325
Income taxes payable	12,873	4,590

Total Current Liabilities	203,776	219,126
Deferred income taxes	45,279	46,104
Other liabilities	22,517	21,769

Total Liabilities	271,572	286,999

Commitments and Contingent Liabilities
Stockholders' Equity:
Preferred Stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Common Stock—Par value $0.01 per share; 140,000,000 shares authorized; 70,957,472 and 69,962,527 shares issued, including those held in treasury, at March 31, 2005 and December 31, 2004, respectively	710	700
Paid-in capital	319,216	289,952
Retained earnings	522,056	493,192
Accumulated other comprehensive income—
Cumulative translation adjustment	32,461	41,451
Treasury stock at cost (7,972,857 and 7,700,620 shares at March 31, 2005 and December 31, 2004, respectively)	(199,681)	(187,609)

Total Stockholders' Equity	674,762	637,686

Total Liabilities and Stockholders' Equity	$946,334	$924,685

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2005	2004

Net revenues	$281,265	$244,243
Reimbursable out-of-pockets	11,518	7,257

Total revenues	292,783	251,500

Costs and expenses:
Cost of revenue	186,772	161,576
Reimbursed out-of-pocket expenses	11,518	7,257
Selling, general and administrative	42,136	38,854
Depreciation and amortization	11,501	11,738

Total costs and expenses	251,927	219,425

Income from operations	40,856	32,075

Other (income) expense, net:
Interest expense	119	398
Interest income	(1,131)	(942)
Foreign exchange transaction loss, net	582	200

Other (income) expense, net	(430)	(344)

Income before taxes and equity investee earnings	41,286	32,419
Taxes on income	12,718	10,516
Equity investee earnings	296	266

Net income	$28,864	$22,169

Basic earnings per share	$0.46	$0.35

Weighted average shares outstanding—basic	62,755,085	62,594,930

Diluted earnings per share	$0.45	$0.34

Weighted average shares outstanding—diluted	63,990,948	64,584,530

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$28,864	$22,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,501	11,738
Stock issued under employee benefit and stock compensation plans	3,478	3,312
Deferred income tax provision	(1,052)	(173)
Other	145	(131)
Changes in operating assets and liabilities:
Accounts receivable	(4,451)	3,294
Unbilled services	(10,392)	(5,946)
Inventory	1,926	501
Accounts payable	(2,043)	(76)
Accrued liabilities	(19,582)	(9,151)
Unearned revenue	(2,008)	(8,184)
Income taxes payable	15,044	7,799
Other assets and liabilities, net	(15,079)	(11,968)

Net cash provided by operating activities	6,351	13,184

Cash flows from investing activities:
Capital expenditures	(23,659)	(9,091)
Equity investment	—	(20,741)
Other, net	—	73

Net cash used in investing activities	(23,659)	(29,759)

Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	19,035	25,779
Purchase of treasury stock	(12,072)	(35,686)

Net cash provided by (used in) financing activities	6,963	(9,907)

Effect of exchange rate changes on cash	(4,657)	(891)

Net change in cash and cash equivalents	(15,002)	(27,373)

Cash and cash equivalents, beginning of period	177,712	171,600

Cash and cash equivalents, end of period	$162,710	$144,227

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 2004, 2003 and 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2004.

2.    Summary of Significant Accounting Policies

  Principles of Consolidation

        These unaudited consolidated financial statements include the accounts of all entities controlled by Covance. All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in entities in which Covance owns between 20 and 50 percent and does not have the ability to exercise control. See Note 4.

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

  Prepaid Expenses and Other Current Assets

        In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $25.2 million and $22.3 million at March 31, 2005 and December 31, 2004, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

  Inventory

        Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.

  Goodwill and Impairment of Goodwill

        Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill. The most recent annual test performed for 2004 did not identify any instances of impairment and there were no events through March 31, 2005 that warranted a reconsideration of our impairment test results.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2005 and 2004
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
March 31, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

  Comprehensive Income

        Covance's total comprehensive income, which represents net income plus the change in the cumulative translation adjustment equity account for the periods presented, was $19.9 million and $21.8 million for the three months ended March 31, 2005 and 2004, respectively.

  Earnings Per Share ("EPS")

        Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued; computed under the treasury stock method in accordance with the requirements of SFAS No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended March 31, 2005 and 2004, the denominator was increased by 1,235,863 shares and 1,989,600 shares, respectively, representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued for stock options outstanding at March 31, 2005 and 2004 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

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

  Stock-Based Compensation

        Covance has several stock-based compensation plans, which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Through March 31, 2005, Covance continued to follow the disclosure-only provisions of FASB Statement No. 123 and, accordingly, continued to account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized. See Note 2 "Recently Issued Accounting Standards".

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

        While Covance does record compensation expense related to awards of stock, no compensation cost is recorded for option grants under Covance's stock option plans as all options granted under these plans are issued with an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004 had Covance applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all of its stock-based employee compensation plans.

	Three Months Ended March 31
	2005	2004
Net income, as reported	$28,864	$22,169

Add: Stock award-based employee compensation included in reported net income, net of related tax effects	$1,109	$625

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(4,463)	$(2,883)

Pro forma net income	$25,510	$19,911

Earnings per share:
Basic—as reported	$0.46	$0.35
Basic—pro forma	$0.41	$0.32

Diluted—as reported	$0.45	$0.34
Diluted—pro forma	$0.40	$0.31

  Supplemental Cash Flow Information

        Cash paid for interest for the three month periods ended March 31, 2005 and 2004, totaled $0.1 million and $0.4 million, respectively. Net cash received from income taxes for the three month periods ended March 31, 2005 and 2004 totaled $2.0 million and $2.8 million, respectively, due to the receipt of U.S. Federal and foreign income tax refunds. The change in income taxes payable at March 31, 2005 includes a tax benefit from employee exercises of non-qualified stock options totaling $6.8 million.

  Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation- Transition and Disclosure, Covance had elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continues to account for share-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements. Covance will be required to adopt Statement No. 123(R) no later than the quarter beginning January 1, 2006, reflecting the recent SEC delay in the effective date of this statement. Covance is currently in the process of evaluating the option valuation methods and adoption transition alternatives available under Statement 123(R) and has not yet determined the impact Statement 123(R) will have on its consolidated results of operations, financial position and cash flows. See Note 2 "Stock-Based Compensation".

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

3.    Treasury Stock

        In June 2004, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance's stock repurchase program. For the three months ended March 31, 2005 and 2004, Covance repurchased 0.2 million shares and 1.2 million shares, respectively, under Covance's stock repurchase program. At March 31, 2005, there are approximately 1.6 million shares remaining for purchase under the 2004 authorization. Covance also reacquires shares of its common stock in connection with certain employee benefit plans when employees tender shares either in connection with reload stock options or to satisfy income tax withholdings associated with the vesting of stock awards. The following table sets forth the treasury stock activity during the three month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31
	2005		2004
	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$10,318	232.3	$35,199	1,181.0
Employee benefit plans	1,754	39.9	487	15.0

Total	$12,072	272.2	$35,686	1,196.0

4.    Equity Method Investees

        In March 2004, Covance acquired a 47% minority equity position in Noveprim Ltd., an existing supplier of research products, for a total cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim's net assets is approximately $13.8 million. This investment is reflected in Other Assets on the Consolidated Balance Sheet. During the three month period ended March 31, 2005, Covance recognized $0.4 million, representing its share of Noveprim's earnings, less the elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at March 31, 2005. The carrying value of Covance's investment in Noveprim as of March 31, 2005 and December 31, 2004 was $21.5 million and $21.1 million, respectively.

        Covance has a minority equity position (approximately 21% at March 31, 2005) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three month periods ended March 31, 2005 and 2004, Covance recognized a loss of $0.1 million and income of $0.3 million, respectively, representing its share of BITI's earnings. The carrying value of Covance's investment in BITI as of March 31, 2005 and December 31, 2004 was $0.9 and $1.0 million while the fair market value was $7.1 million and $12.9 million, respectively.

5.    Defined Benefit Plans

        Covance sponsors various pension and other post-retirement benefit plans. In accordance with the interim disclosure provisions of SFAS No. 132 (revised 2003), Employers' Disclosure About Pensions and Other Post-Retirement Benefits, the interim disclosures required are shown below.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

5.    Defined Benefit Plans (Continued)

  Defined Benefit Pension Plans

        Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded, while the UK plans are funded. Covance's funding policy has been to contribute annually a fixed percentage of the eligible employee's salary at least equal to the local statutory funding requirements. Pension plan assets are administered by the plans' trustees and are principally invested in equity and debt securities. The components of net periodic pension expense for these plans for the three month periods ended March 31, 2005 and 2004 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended March 31		Three Months Ended March 31
	2005	2004	2005	2004
Components of Net Periodic Pension Cost:
Service cost	$1,258	$1,172	$85	$73
Interest cost	1,434	1,222	68	61
Expected return on plan assets	(1,459)	(1,094)	—	—
Amortization of net actuarial loss	391	282	2	2
Participant contributions	(570)	(510)	—	—

Net periodic pension cost	$1,054	$1,072	$155	$136

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.75%	6.00%	5.25%	5.75%
Expected rate of return on assets	6.75%	6.00%	n/a	n/a
Salary increases	4.00%	3.50%	2.50%	3.00%

  Supplemental Executive Retirement Plan

        In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan ("SERP"). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of net periodic pension cost for the three month periods ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31
	2005	2004
Components of Net Periodic Pension Cost:
Service cost	$277	$237
Interest cost	147	131
Amortization of prior service cost	19	19
Amortization of net actuarial loss	—	5

Net periodic pension cost	$443	$392

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.00%	6.25%
Salary increases	4.00%	4.00%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

5.    Defined Benefit Plans (Continued)

  Post-Employment Retiree Health and Welfare Plan

        Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees. The components of net periodic post-retirement benefits cost for the three month periods ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31
	2005		2004
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$49		$60
Interest cost	90		98
Amortization of prior service cost (benefit)	—		(98)
Amortization of net actuarial loss	36		50

Net periodic post-retirement benefits cost	$175		$110

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	6.00%		6.25%
Health care cost trend rate	9.00	%(a)	9.00	%(a)

(a)
decreasing to ultimate trend of 5.00% in 2009

        In December 2003, the President of the United States signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Prescription Drug Act"). The Prescription Drug Act introduces a prescription drug benefit beginning in 2006 under Medicare (Medicare Part D) as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Final regulations on determining actuarial equivalency were issued on January 21, 2005. Covance completed its review of the final regulations during the first quarter of 2005 and has determined that the benefits provided under its postretirement benefit plan are actuarially equivalent to Medicare Part D. Since the impact of the Prescription Drug Act is not significant, the effects of the Prescription Drug Act will not be incorporated until the next measurement of plan obligations at November 30, 2005.

6.    Segment Information

        Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's preclinical and Phase I clinical service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance's central laboratory, clinical development, periapproval, central ECG diagnostic services, and market access services, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug's commercial potential.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

6.    Segment Information (Continued)

        The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues, operating income and total assets for the three months ended March 31, 2005 and 2004 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended March 31, 2005
Total revenues from external customers	$130,951	$150,314	$11,518	(a)	$292,783
Operating income	$31,976	$25,644	$(16,764)	(b)	$40,856
Total assets	$483,970	$392,324	$70,040	(c)	$946,334

Three months ended March 31, 2004
Total revenues from external customers	$115,314	$128,929	$7,257	(a)	$251,500
Operating income	$26,916	$18,452	$(13,293)	(b)	$32,075
Total assets	$412,607	$341,529	$66,393	(c)	$820,529

(a)
Represents revenues associated with reimbursable out-of-pocket expenses.

(b)
Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal).

(c)
Represents corporate assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Overview

        Covance is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two reportable segments for financial reporting purposes: early development services, which includes preclinical and Phase I clinical service offerings; and late-stage development services, which includes central laboratory, clinical development, periapproval, central ECG diagnostic services, and market access services. Although each segment has separate services within it, they can be combined in joint service offerings and we believe clients increasingly are interested in opportunities for such combined services. Covance believes it is one of the largest drug development services companies, based on annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe this enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

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

        On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among other things, the Act provides an incentive for multi-national companies to repatriate previously unremitted foreign earnings by allowing companies a special one-time tax deduction equal to 85% of qualified foreign earnings that are repatriated. Amounts repatriated may be used only for certain qualifying expenditures made in the United States. Covance has begun to analyze the provision of the Act, but has not yet determined whether it will take advantage of the one-time opportunity to repatriate funds under the Act, the range of reasonably possible amounts that could be repatriated, or the tax that would be due from such repatriation. Covance expects to complete its analysis during 2005. Covance's historical policy has been to leave such unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of March 31, 2005. If Covance were to repatriate these earnings, or a portion of these earnings, Covance would incur an income tax liability, which could be significant.

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

        Finally, Covance's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At March 31, 2005, the accumulated other comprehensive income—cumulative translation account balance was $32.5 million.

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

Results of Operations

        Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004.    Net revenues increased 15.2% to $281.3 million for the three months ended March 31, 2005 from $244.2 million for the corresponding 2004 period. Excluding the impact of foreign exchange rate variances between both periods net revenues increased 13.4% as compared to the corresponding 2004 period. Net revenues from Covance's early development segment grew 13.6%, or 12.4% excluding the impact of foreign exchange rate variances between both periods, primarily on strong performance in our toxicology, chemistry, and North American Phase I services. Net revenues from Covance's late-stage development segment increased 16.6%, or 14.2% excluding the impact of foreign exchange rate variances between both periods, primarily driven by our central laboratory, which continued to see an increase in kit volumes, central diagnostic and commercialization services.

        Cost of revenue increased 15.6% to $186.8 million or 66.4% of net revenues for the three months ended March 31, 2005 as compared to $161.6 million or 66.2% of net revenues for the corresponding 2004 period. Gross margins decreased by 20 basis points to 33.6% for the three months ended March 31, 2005 from 33.8% for the corresponding 2004 period.

        Overall, selling, general and administrative expenses increased 8.4% to $42.1 million for the three months ended March 31, 2005 from $38.9 million for the corresponding 2004 period. As a percentage of net revenues, selling, general and administrative expenses decreased 90 basis points to 15.0% for the three months ended March 31, 2005 from 15.9% for the corresponding 2004 period.

        Depreciation and amortization decreased 2.0% to $11.5 million or 4.1% of net revenues for the three months ended March 31, 2005 from $11.7 million or 4.8% of net revenues for the corresponding 2004 period.

        Income from operations increased 27.4% to $40.9 million or 14.5% of net revenues for the three months ended March 31, 2005 from $32.1 million or 13.1% of net revenues for the corresponding 2004 period. Income from operations from Covance's early development segment increased $5.1 million or 18.8% to $32.0 million or 24.4% of net revenues for the three months ended March 31, 2005 from $26.9 million or 23.3% of net revenues for the corresponding 2004 period, as a result of broad-based margin expansion across the segment. Income from operations from Covance's late-stage development segment increased $7.2 million or 39.0% to $25.6 million or 17.1% of net revenues for the three months ended March 31, 2005 from $18.5 million or 14.3% of net revenues for the corresponding 2004 period, primarily due to strong performance in our central laboratory, central diagnostic and commercialization services. Corporate expenses increased $3.5 million to $16.8 million or 6.0% of net revenues for the three months ended March 31, 2005 from $13.3 million or 5.4% of net revenues for the three months ended March 31, 2004. This increase is primarily attributable to higher incentive compensation costs.

        Other income, net increased $0.1 million to $0.4 million for the three months ended March 31, 2005 from $0.3 million for the corresponding 2004 period as a result of a $0.5 million increase in net interest income offset by a $0.4 million increase in foreign exchange losses.

        Covance's effective tax rate for the three month period ended March 31, 2005 was 30.8% compared to 32.4% for the corresponding 2004 period. The 160 basis point reduction in Covance's effective tax rate during the three month period ended March 31, 2005 is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, research and development tax credits in the United Kingdom, and other initiatives.

        Covance has a minority equity position (approximately 21% at March 31, 2005) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three month period ended March 31, 2005, Covance recognized a loss of $0.1 million, representing its share of BITI's losses, as compared to income of $0.3 million for the corresponding 2004 period.

        Covance has a 47% minority equity position in Noveprim Limited, an existing supplier of research products. Covance began recognizing earnings from this investment in the second quarter of 2004. For the three month period ended March 31, 2005, Covance recognized income of $0.4 million, representing its share of Noveprim's earnings, less the elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at March 31, 2005.

        Net income of $28.9 million for the three months ended March 31, 2005 increased $6.7 million or 30.2% as compared to $22.2 million for the corresponding 2004 period.

Liquidity and Capital Resources

        Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance's $75.0 million revolving credit facility (the "Credit Facility") expires in June 2009 and may be expanded to $125.0 million at Covance's election. Covance believes cash from operations will provide sufficient liquidity for the foreseeable future. At March 31, 2005, there were no outstanding borrowings and $1.5 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a 75 basis point margin. The Credit Facility contains various financial and other covenants. At March 31, 2005, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries.

        During the three months ended March 31, 2005, Covance's operations provided net cash of $6.4 million, a decrease of $6.8 million from the corresponding 2004 period. The change in net operating assets used $36.6 million in cash during the three months ended March 31, 2005, primarily due to a reduction in accrued payroll and benefits (primarily attributable to incentive compensation payments made during the first quarter of 2005 relating to 2004 incentive compensation accruals) and an increase in prepaid expenses and other current assets and unbilled services, partially offset by an increase in income taxes payable, while this net change used $23.7 million in cash during the three months ended March 31, 2004, primarily due to a reduction in accrued payroll and benefits (primarily attributable to incentive compensation payments made during the first quarter of 2004 relating to 2003 incentive compensation accruals) and unearned revenue and an increase in prepaid expenses and other current assets, partially offset by an increase in income taxes payable. Covance's ratio of current assets to current liabilities was 2.57 at March 31, 2005 and 2.32 at December 31, 2004.

        Investing activities for the three months ended March 31, 2005 used $23.7 million, compared to using $29.8 million for the corresponding 2004 period. Capital spending for the first three months of 2005 totaled $23.7 million, and was primarily for the expansion of our Madison, WI and Harrogate, UK facilities, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and software for newly hired employees. Capital spending for the corresponding 2004 period totaled $9.1 million, and was primarily for the outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and software for newly hired employees. Investing activities for the three months ended March 31, 2004 also included the purchase of a 47% equity investment in Noveprim Ltd., an existing supplier of research products, totaling $20.7 million. This investment was made in March 2004 and Covance began to record equity earnings on this investment in the second quarter of 2004.

        Financing activities for the three months ended March 31, 2005 provided $7.0 million and consisted primarily of $19.0 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan, partially offset by the purchase into treasury of 232,300 shares of common stock for an aggregate cost of $10.3 million, in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in June 2004. Financing activities for the three months ended March 31, 2004 used $9.9 million and consisted primarily of the purchase into treasury of 1,181,000 shares of common stock for an aggregate cost of $35.2 million, in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in February 2003, partially offset by $25.8 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan.

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

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation- Transition and Disclosure, Covance had elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continues to account for share-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements. Covance will be required to adopt Statement No. 123(R) no later than the quarter beginning January 1, 2006, reflecting the recent SEC delay in the effective date of this statement. Covance is currently in the process of evaluating the option valuation methods and adoption transition alternatives available under Statement 123(R) and has not yet determined the impact Statement 123(R) will have on its consolidated results of operations, financial position and cash flows. See "Stock-Based Compensation".

        Forward Looking Statements.    Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company's ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, and other factors described in Covance's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K.

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

        Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, or that make our services less competitive, could eliminate or substantially reduce the demand for our services. Also, if government efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, our customers may spend less, or reduce their growth in spending on research and development. If health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their growth in spending on research and development.

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

        We derive a large portion of our net revenues from international operations. In the three month period ended March 31, 2005, we derived approximately 36% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition, and cash flows.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        For the three months ended March 31, 2005, approximately 36% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Foreign Currency Risks" for a more detailed discussion of our foreign currency risks and exposures.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Repurchases of equity securities as reported on a settlement date basis during the quarter ended March 31, 2005 were as follows:

Issuer Purchases of Equity Securities(a):

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs	Maximum # of Shares that May Yet Be Purchased Under Currently Authorized Programs
January 1, 2005—January 31, 2005	—	—	4,131,100	1,868,900
February 1, 2005—February 28, 2005	—	—	4,131,100	1,868,900
March 1, 2005—March 31, 2005	232,300	$44.42	4,363,400	1,636,600

(a)
On June 28, 2004, the Company announced that its Board of Directors had approved the repurchase of up to an additional three million shares of common stock.

Item 6. Exhibits

31.1	Certification—Joseph L. Herring. Filed herewith.

31.2	Certification—William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—William E. Klitgaard. Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: May 4, 2005	By:	/s/ JOSEPH L. HERRING Joseph L. Herring President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH L. HERRING Joseph L. Herring	President and Chief Executive Officer (Principal Executive Officer)	May 4, 2005

/s/ WILLIAM E. KLITGAARD William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 4, 2005

/s/ MICHAEL GIANNETTO Michael Giannetto	Corporate Vice President and Controller (Principal Accounting Officer)	May 4, 2005

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification—Joseph L. Herring. Filed herewith.

31.2	Certification—William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—William E. Klitgaard. Filed herewith.

QuickLinks

Covance Inc. Form 10-Q For the Quarterly Period Ended March 31, 2005 INDEX
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2005 (UNAUDITED)  AND DECEMBER 31, 2004
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
COVANCE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2005 and 2004 (dollars in thousands, unless otherwise indicated)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX