Form 10-Q
period 2005-06-30
COVANCE INC
filed 2005-07-26
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of July 15, 2005, the Registrant had 62,317,214 shares of Common Stock outstanding.

Covance Inc.
Form 10-Q For the Quarterly Period Ended June 30, 2005

INDEX

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004

(Dollars in thousands)	June 30, 2005	December 31, 2004
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$132,514	$177,712
Accounts receivable	193,460	178,518
Unbilled services	74,079	63,220
Inventory	36,572	40,999
Deferred income taxes	8,649	8,042
Prepaid expenses and other current assets	51,635	40,463

Total Current Assets	496,909	508,954
Property and equipment, net	341,257	319,747
Goodwill, net	57,249	56,876
Other assets	38,066	39,108

Total Assets	$933,481	$924,685

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$27,884	$24,346
Accrued payroll and benefits	52,985	63,143
Accrued expenses and other current liabilities	35,907	39,722
Unearned revenue	73,847	87,325
Income taxes payable	14,867	4,590

Total Current Liabilities	205,490	219,126
Deferred income taxes	44,693	46,104
Other liabilities	23,194	21,769

Total Liabilities	273,377	286,999

Commitments and Contingent Liabilities
Stockholders' Equity:
Preferred Stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Common Stock—Par value $0.01 per share; 140,000,000 shares authorized; 71,210,535 and 69,962,527 shares issued, including those held in treasury, at June 30, 2005 and December 31, 2004, respectively	712	700
Paid-in capital	328,803	289,952
Retained earnings	551,606	493,192
Accumulated other comprehensive income— Cumulative translation adjustment	21,555	41,451
Treasury stock at cost (8,936,057 and 7,700,620 shares at June 30, 2005 and December 31, 2004, respectively)	(242,572)	(187,609)

Total Stockholders' Equity	660,104	637,686

Total Liabilities and Stockholders' Equity	$933,481	$924,685

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net revenues	$293,963	$250,995	$575,228	$495,238
Reimbursable out-of-pockets	13,449	7,622	24,967	14,879

Total revenues	307,412	258,617	600,195	510,117

Cost and expenses:
Cost of revenue	195,714	167,120	382,486	328,696
Reimbursed out-of-pocket expenses	13,449	7,622	24,967	14,879
Selling, general and administrative	44,490	38,393	86,626	77,247
Depreciation and amortization	11,833	11,453	23,334	23,191

Total costs and expenses	265,486	224,588	517,413	444,013

Income from operations	41,926	34,029	82,782	66,104

Other (income) expense, net:
Interest expense	60	344	179	742
Interest income	(1,035)	(544)	(2,166)	(1,486)
Foreign exchange transaction loss, net	369	218	951	418

Other (income) expense, net	(606)	18	(1,036)	(326)

Income before taxes and equity investee earnings	42,532	34,011	83,818	66,430
Taxes on Income	13,041	10,885	25,759	21,401
Equity investee earnings	59	169	355	435

Net income	$29,550	$23,295	$58,414	$45,464

Basic earnings per share	$0.47	$0.37	$0.93	$0.73

Weighted average shares outstanding—basic	62,506,556	62,512,302	62,630,820	62,553,616

Diluted earnings per share	$0.46	$0.36	$0.92	$0.70

Weighted average shares outstanding—diluted	63,651,043	64,795,264	63,820,766	64,726,789

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Six Months Ended June 30
(Dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$58,414	$45,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,334	23,191
Stock issued under employee benefit and stock compensation plans	6,913	6,428
Deferred income tax provision	(2,018)	(1,977)
Other	185	(237)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(14,942)	(3,411)
Unbilled services	(10,859)	(10,056)
Inventory	4,484	609
Accounts payable	3,538	2,658
Accrued liabilities	(13,973)	(451)
Unearned revenue	(13,478)	(10,945)
Income taxes payable	18,247	9,593
Other assets and liabilities, net	(8,129)	(7,488)

Net cash provided by operating activities	51,716	53,378

Cash flows from investing activities:
Capital expenditures	(54,892)	(23,280)
Acquisition of business	(873)	—
Equity investment	—	(20,741)
Other, net	44	71

Net cash used in investing activities	(55,721)	(43,950)

Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	23,980	40,623
Purchase of treasury stock	(54,963)	(70,105)

Net cash used in financing activities	(30,983)	(29,482)

Effect of exchange rate changes on cash	(10,210)	1,064

Net change in cash and cash equivalents	(45,198)	(18,990)

Cash and cash equivalents, beginning of period	177,712	171,600

Cash and cash equivalents, end of period	$132,514	$152,610

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 2004, 2003, and 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

  Prepaid Expenses and Other Current Assets

        In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $25.8 million and $22.3 million at June 30, 2005 and December 31, 2004, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

  Inventory

        Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.

  Goodwill and Impairment of Goodwill

        Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill. The most recent annual test performed for 2004 did not identify any instances of impairment and there were no events through June 30, 2005 that warranted a reconsideration of our impairment test results.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2005 and 2004
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
June 30, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

        On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among other things, the Act provides an incentive for multi-national companies to repatriate previously unremitted foreign earnings by allowing companies a special one-time tax deduction equal to 85% of qualified foreign earnings that are repatriated. Amounts repatriated may be used only for certain qualifying expenditures made in the United States. Covance is analyzing the provision of the Act, but has not yet determined whether it will take advantage of the one-time opportunity to repatriate funds under the Act. Covance expects to complete its analysis during 2005. Covance's historical policy has been to leave such unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of June 30, 2005. If Covance were to repatriate these earnings, or a portion of these earnings, Covance would incur an income tax liability, which could be significant.

  Comprehensive Income

        Covance's total comprehensive income, which represents net income plus the change in the cumulative translation adjustment equity account for the periods presented, was $18.6 million and $26.2 million for the three months ended June 30, 2005 and 2004, respectively, and $38.5 million and $48.0 million for the six months ended June 30, 2005 and 2004, respectively.

  Earnings Per Share ("EPS")

        Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued; computed under the treasury stock method in accordance with the requirements of SFAS No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended June 30, 2005 and 2004, the denominator was increased by 1,144,487 shares and 2,282,962 shares, respectively, and for the six months ended June 30, 2005 and 2004, the denominator was increased by 1,189,946 shares and 2,173,173 shares, respectively, representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued for stock options outstanding at June 30, 2005 and 2004 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

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

  Stock-Based Compensation

        Covance has several stock-based compensation plans, which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Through June 30, 2005, Covance continued to follow the disclosure-only provisions of FASB Statement No. 123 and, accordingly, continued to account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized. See Note 2 "Recently Issued Accounting Standards".

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

        While Covance does record compensation expense related to awards of stock, no compensation cost is recorded for option grants under Covance's stock option plans as all options granted under these plans are issued with an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 and 2004 had Covance applied the fair value recognition provisions of FASB Statement No. 123,  Accounting for Stock-Based Compensation, to all of its stock-based employee compensation plans.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income, as reported	$29,550	$23,295	$58,414	$45,464

Add: Stock award-based employee compensation included in reported net income, net of related tax effects	$833	$764	$1,941	$1,389

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(3,902)	$(3,563)	$(8,364)	$(6,446)

Pro forma net income	$26,481	$20,496	$51,991	$40,407

Earnings per share:
Basic—as reported	$0.47	$0.37	$0.93	$0.73
Basic—pro forma	$0.42	$0.33	$0.83	$0.65

Diluted—as reported	$0.46	$0.36	$0.92	$0.70
Diluted—pro forma	$0.42	$0.32	$0.81	$0.63

  Supplemental Cash Flow Information

        Cash paid for interest for the six month periods ended June 30, 2005 and 2004 totaled $0.2 million and $0.8 million, respectively. Cash paid for income taxes for each of the six month periods ended June 30, 2005 and 2004 totaled $6.6 million. The change in income taxes payable at June 30, 2005 includes a tax benefit from employee exercises of non-qualified stock options totaling $8.0 million.

  Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, Covance had elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continues to account for share-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements. Covance will be required to adopt Statement No. 123(R) no later than the quarter beginning January 1, 2006, reflecting the delay in the effective date of this statement pursuant to the Securities and Exchange Commission ruling. Covance is currently in the process of evaluating the option valuation methods and adoption transition alternatives available under Statement 123(R) and has not yet determined the impact Statement 123(R) will have on its consolidated results of operations, financial position and cash flows. See Note 2 "Stock-Based Compensation".

 COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

3.    Treasury Stock

        In June 2004, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance's stock repurchase program. For the six months ended June 30, 2005 and 2004, Covance repurchased 1.2 million shares and 2.1 million shares, respectively, under Covance's stock repurchase program. At June 30, 2005, there are approximately 0.7 million shares remaining for purchase under the 2004 authorization. Covance also reacquires shares of its common stock in connection with certain employee benefit plans when employees tender shares either in connection with reload stock options or to satisfy income tax withholdings associated with the vesting of stock awards. The following table sets forth the treasury stock activity during the six month periods ended June 30, 2005 and 2004.

	Six Months Ended June 30
	2005		2004
	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$53,210	1,195.5	$66,883	2,095.0
Employee benefit plans	1,754	39.9	3,222	96.3

Total	$54,964	1,235.4	$70,105	2,191.3

4.    Equity Method Investees

       In March 2004, Covance acquired a 47% minority equity position in Noveprim Limited, an existing supplier of research products, for a total cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim's net assets is approximately $13.8 million. This investment is reflected in Other Assets on the Consolidated Balance Sheet. During the three and six month periods ended June 30, 2005, Covance recognized $0.3 million and $0.6 million, respectively, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at June 30, 2005. During both of the three and six month periods ended June 30, 2004, Covance recognized $0.1 million, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at June 30, 2004. The carrying value of Covance's investment in Noveprim as of June 30, 2005 and December 31, 2004 was $21.5 million and $21.1 million, respectively.

        Covance has a minority equity position (approximately 21% at June 30, 2005) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three and six month periods ended June 30, 2005, Covance recognized losses of $0.2 million and $0.3 million, respectively, representing its share of BITI's losses. During the three and six month periods ended June 30, 2004, Covance recognized income of $0.1 million and $0.4 million, respectively, representing its share of BITI's earnings. The carrying value of Covance's investment in BITI as of June 30, 2005 and December 31, 2004 was $0.7 million and $1.0 million, respectively, while the fair market value was $7.3 million and $12.9 million, respectively.

5.    Acquisition

        In June 2005, Covance acquired the business of an antibody products provider for a cash payment of $0.9 million. The goodwill resulting from this transaction aggregated $0.4 million.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

6.    Defined Benefit Plans

        Covance sponsors various pension and other post-retirement benefit plans. In accordance with the interim disclosure provisions of SFAS No. 132 (revised 2003), Employers' Disclosure About Pensions and Other Post-Retirement Benefits, the interim disclosures required are shown below.

        Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded while the UK plans are funded. Covance's funding policy has been to contribute annually a fixed percentage of the eligible employee's salary at least equal to the local statutory funding requirements. Pension plan assets are administered by the plans' trustees and are principally invested in equity and debt securities. The components of net periodic pension expense for these plans for the three and six month periods ended June 30, 2005 and 2004 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended June 30		Three Months Ended June 30
	2005	2004	2005	2004
Components of Net Periodic Pension Cost:
Service cost	$1,222	$1,167	$79	$72
Interest cost	1,393	1,217	64	60
Expected return on plan assets	(1,416)	(1,089)	—	—
Amortization of net actuarial loss	380	281	1	1
Participant contributions	(554)	(507)	—	—

Net periodic pension cost	$1,025	$1,069	$144	$133

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.75%	6.00%	5.25%	5.75%
Expected rate of return on assets	6.75%	6.00%	n/a	n/a
Salary increases	4.00%	3.50%	2.50%	3.00%

	United Kingdom Plans		German Plan
	Six Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Components of Net Periodic Pension Cost:
Service cost	$2,480	$2,339	$164	$145
Interest cost	2,827	2,439	132	121
Expected return on plan assets	(2,875)	(2,183)	—	—
Amortization of net actuarial loss	771	563	3	3
Participant contributions	(1,124)	(1,017)	—	—

Net periodic pension cost	$2,079	$2,141	$299	$269

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.75%	6.00%	5.25%	5.75%
Expected rate of return on assets	6.75%	6.00%	n/a	n/a
Salary increases	4.00%	3.50%	2.50%	3.00%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

6.    Defined Benefit Plans (Continued)

  Supplemental Executive Retirement Plan

        In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan ("SERP"). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of net periodic pension cost for the three and six month periods ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Components of Net Periodic Pension Cost:
Service cost	$277	$237	$554	$474
Interest cost	147	131	293	262
Amortization of prior service cost	19	19	38	38
Amortization of net actuarial loss	—	5	—	10

Net periodic pension cost	$443	$392	$885	$784

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.00%	6.25%	6.00%	6.25%
Salary increases	4.00%	4.00%	4.00%	4.00%

  Post-Employment Retiree Health and Welfare Plan

        Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees. The components of net periodic post-retirement benefits cost for the three and six month periods ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2005		2004		2005		2004
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$49		$60		$98		$120
Interest cost	90		98		180		196
Amortization of prior service cost (benefit)	—		(98)		—		(196)
Amortization of net actuarial loss	36		50		72		100

Net periodic post-retirement benefits cost	$175		$110		$350		$220

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	6.00%		6.25%		6.00%		6.25%
Health care cost trend rate	9.00	%(a)	9.00	%(a)	9.00	%(a)	9.00	%(a)

(a)
decreasing to ultimate trend of 5.00% in 2009

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

6.    Defined Benefit Plans (Continued)

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

7.    Segment Information

        Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's preclinical and Phase I clinical service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance's central laboratory, clinical development, periapproval, cardiac safety services, and market access services, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug's commercial potential.

        The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues, operating income and total assets for the three and six months ended June 30, 2005 and 2004 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended June 30, 2005
Total revenues from external customers	$139,766	$154,197	$13,449	(a)	$307,412
Operating income	$33,718	$26,895	$(18,687)	(b)	$41,926
Total assets	$500,050	$401,794	$31,637	(c)	$933,481

Three months ended June 30, 2004
Total revenues from external customers	$120,688	$130,307	$7,622	(a)	$258,617
Operating income	$27,915	$19,508	$(13,394)	(b)	$34,029
Total assets	$426,125	$341,815	$76,081	(c)	$844,021

Six months ended June 30, 2005
Total revenues from external customers	$270,717	$304,511	$24,967	(a)	$600,195
Operating income	$65,694	$52,539	$(35,451)	(b)	$82,782
Total assets	$500,050	$401,794	$31,637	(c)	$933,481

Six months ended June 30, 2004
Total revenues from external customers	$236,002	$259,236	$14,879	(a)	$510,117
Operating income	$54,831	$37,960	$(26,687)	(b)	$66,104
Total assets	$426,125	$341,815	$76,081	(c)	$844,021

(a)
Represents revenues associated with reimbursable out-of-pocket expenses.

(b)
Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal).

(c)
Represents corporate assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

Overview

        Covance is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two reportable segments for financial reporting purposes: early development services, which includes preclinical and Phase I clinical service offerings; and late-stage development services, which includes central laboratory, clinical development, periapproval, cardiac safety services, and market access services. Although each segment has separate services within it, they can be combined in joint service offerings and we believe clients increasingly are interested in opportunities for such combined services. Covance believes it is one of the largest drug development services companies, based on annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe this enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

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

        On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among other things, the Act provides an incentive for multi-national companies to repatriate previously unremitted foreign earnings by allowing companies a special one-time tax deduction equal to 85% of qualified foreign earnings that are repatriated. Amounts repatriated may be used only for certain qualifying expenditures made in the United States. Covance is analyzing the provision of the Act, but has not yet determined whether it will take advantage of the one-time opportunity to repatriate funds under the Act. Covance expects to complete its analysis during 2005. Covance's historical policy has been to leave such unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of June 30, 2005. If Covance were to repatriate these earnings, or a portion of these earnings, Covance would incur an income tax liability, which could be significant.

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

        Finally, Covance's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At June 30, 2005, the accumulated other comprehensive income—cumulative translation account balance was $21.6 million.

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

Results of Operations

        Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004. Net revenues increased 17.1% to $294.0 million for the three months ended June 30, 2005 from $251.0 million for the corresponding 2004 period. Excluding the impact of foreign exchange rate variances between both periods net revenues increased 15.7% as compared to the corresponding 2004 period. Net revenues from Covance's early development segment grew 15.8%, or 14.7% excluding the impact of foreign exchange rate variances between both periods, primarily on continuing strong performance in our global toxicology and North American Phase I services. Net revenues from Covance's late-stage development segment grew 18.3%, or 16.6% excluding the impact of foreign exchange rate variances between both periods, primarily on strong performances by our central laboratory, which continues to see an increase in kit volume, and cardiac safety services.

        Cost of revenue increased 17.1% to $195.7 million or 66.6% of net revenues for the three months ended June 30, 2005 as compared to $167.1 million or 66.6% of net revenues for the corresponding 2004 period. Gross margins were 33.4% for both the three month periods ended June 30, 2005 and 2004.

        Overall, selling, general and administrative expenses increased 15.9% to $44.5 million for the three months ended June 30, 2005 from $38.4 million for the corresponding 2004 period. As a percentage of net revenues, selling, general and administrative expenses decreased 20 basis points to 15.1% for the three month period ended June 30, 2005 from 15.3% for the corresponding 2004 period.

        Depreciation and amortization was $11.8 million and $11.5 million, or 4.0% and 4.6% of net revenues for the three months ended June 30, 2005 and 2004, respectively.

        Income from operations increased 23.2% to $41.9 million or 14.3% of net revenues for the three months ended June 30, 2005 from $34.0 million or 13.6% of net revenues for the corresponding 2004 period. Income from operations from Covance's early development segment increased $5.8 million or 20.8% to $33.7 million or 24.1% of net revenues for the three months ended June 30, 2005 from $27.9 million or 23.1% of net revenues for the corresponding 2004 period, primarily driven by strong performance in our global toxicology, chemistry and Phase I services. Income from operations from Covance's late-stage development segment increased $7.4 million or 37.9% to $26.9 million or 17.4% of net revenues for the three months ended June 30, 2005 from $19.5 million or 15.0% of net revenues for the corresponding 2004 period, driven by our central laboratory, which continues to see an increase in kit volume, cardiac safety and market access services. Corporate expenses increased $5.3 million to $18.7 million or 6.4% of net revenues for the three months ended June 30, 2005 from $13.4 million or 5.3% of net revenues for the three months ended June 30, 2004. The increase is primarily attributable to increased centralized information technology costs, professional fees for strategic initiatives, and employee training programs.

        Other income, net increased $0.6 million to $0.6 million for the three months ended June 30, 2005 from $0.02 million for the corresponding 2004 period as a result of a $0.8 million increase in net interest income partially offset by a $0.2 million increase in foreign exchange losses.

        Covance's effective tax rate for the three months ended June 30, 2005 was 30.7% compared to 32.0% for the corresponding 2004 period. The year over year 130 basis point reduction in Covance's effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, research and development tax credits in the United Kingdom, and other planning initiatives.

        Covance has a minority equity position (approximately 21% at June 30, 2005) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three month periods ended June 30, 2005 and 2004, Covance recognized a loss of $0.2 million and income of $0.1 million, respectively, representing its share of BITI's earnings.

        Covance has a 47% minority equity position in Noveprim Limited, an existing supplier of research products. Covance began recognizing earnings from this investment in the second quarter of 2004. During the three month periods ended June 30, 2005 and 2004, Covance recognized $0.3 million and $0.1 million, respectively, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at June 30, 2005 and 2004.

        Net income of $29.6 million for the three months ended June 30, 2005 increased $6.3 million or 26.9% as compared to $23.3 million for the corresponding 2004 period.

        Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004.    Net revenues increased 16.2% to $575.2 million for the six months ended June 30, 2005 from $495.2 million for the corresponding 2004 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 14.6% as compared to the corresponding 2004 period. Net revenues from Covance's early development segment grew 14.7%, or 13.6% excluding the impact of foreign exchange rate variances between both periods, primarily on strong performance in our global toxicology, chemistry and North American Phase I services. Net revenues from Covance's late-stage development segment increased 17.5%, or 15.5% excluding the impact of foreign exchange rate variances between both periods, driven by our central laboratory, which continued to see an increase in kit volume, cardiac safety and market access services.

        Cost of revenue increased 16.4% to $382.5 million or 66.5% of net revenues for the six months ended June 30, 2005 as compared to $328.7 million or 66.4% of net revenues for the corresponding 2004 period. Gross margins decreased slightly by 10 basis points to 33.5% for the six months ended June 30, 2005 from 33.6% for the corresponding 2004 period.

        Overall, selling, general and administrative expenses increased 12.1% to $86.6 million for the six months ended June 30, 2005 from $77.2 million for the corresponding 2004 period. As a percentage of net revenues, selling, general and administrative expenses decreased 50 basis points to 15.1% for the six months ended June 30, 2005 from 15.6% for the corresponding 2004 period.

        Depreciation and amortization increased 0.6% to $23.3 million or 4.1% of net revenues for the six months ended June 30, 2005 from $23.2 million or 4.7% of net revenues for the corresponding 2004 period.

        Income from operations increased 25.2% to $82.8 million or 14.4% of net revenues for the six months ended June 30, 2005 from $66.1 million or 13.3% of net revenues for the corresponding 2004 period. Income from operations from Covance's early development segment increased $10.9 million or 19.8% to $65.7 million or 24.3% of net revenues for the six months ended June 30, 2005 from $54.8 million or 23.2% of net revenues for the corresponding 2004 period, primarily driven by strong performance in our global toxicology, chemistry and Phase I services. Income from operations from Covance's late-stage development segment increased $14.6 million or 38.4% to $52.5 million or 17.3% of net revenues for the six months ended June 30, 2005 from $38.0 million or 14.6% of net revenues for the corresponding 2004 period, driven by our central laboratory, which continued to see an increase in kit volume, cardiac safety and market access services. Corporate expenses increased $8.8 million to $35.5 million or 6.2% of net revenues for the six months ended June 30, 2005 from $26.7 million or 5.4% of net revenues for the six months ended June 30, 2004. The increase is primarily attributable to increased centralized information technology costs, professional fees for strategic initiatives, and employee training programs.

        Other income, net increased $0.7 million to $1.0 million for the six months ended June 30, 2005 from $0.3 million for the corresponding 2004 period. This increase is the result of a $1.3 million increase in net interest income due primarily to higher invested cash balances, partially offset by a $0.5 million increase in foreign exchange losses.

        Covance's effective tax rate for the six months ended June 30, 2005 was 30.7% compared to 32.2% for the corresponding 2004 period. The 150 basis point reduction in Covance's effective tax rate year over year is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, research and development tax credits in the United Kingdom, and other initiatives.

        Covance has a minority equity position (approximately 21% at June 30, 2005) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the six month period ended June 30, 2005, Covance recognized a loss of $0.3 million, representing its share of BITI's losses. During the six month period ended June 30, 2004, Covance recognized income of $0.4 million, representing its share of BITI's earnings.

        Covance has a 47% minority equity position in Noveprim Limited, an existing supplier of research products. Covance began recognizing earnings from this investment in the second quarter of 2004. For the six month periods ended June 30, 2005 and 2004, Covance recognized $0.6 million and $0.1 million, respectively, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at June 30, 2005 and 2004.

        Net income of $58.4 million for the six months ended June 30, 2005 increased $12.9 million or 28.5% as compared to $45.5 million for the corresponding 2004 period.

Liquidity and Capital Resources

        Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance's $75.0 million revolving credit facility (the "Credit Facility") expires in June 2009 and may be expanded to $125.0 million at Covance's election. Covance believes cash from operations will provide sufficient liquidity for the foreseeable future. At June 30, 2005, there were no outstanding borrowings and $1.5 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a 75 basis point margin. The Credit Facility contains various financial and other covenants. At June 30, 2005, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries.

        During the six months ended June 30, 2005, Covance's operations provided net cash of $51.7 million, a decrease of $1.7 million from the corresponding 2004 period. The change in net operating assets used $35.1 million in cash during the six months ended June 30, 2005, primarily due to an increase in accounts receivable and unbilled services and a reduction in unearned revenue and accrued liabilities, offset by an increase in income taxes payable. The change in net operating assets used $19.5 million in cash during the six months ended June 30, 2004, primarily due to a reduction in unearned revenue and an increase in unbilled services. Covance's ratio of current assets to current liabilities was 2.42 at June 30, 2005 and 2.32 at December 31, 2004.

        Investing activities for the six months ended June 30, 2005 used $55.7 million, compared to using $44.0 million for the corresponding 2004 period. Capital spending for the first six months of 2005 totaled $54.9 million, and was primarily for the expansion of our Madison, WI and Harrogate, UK facilities, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and software for newly hired employees. In June 2005, Covance acquired the business of an antibody products provider for a cash payment of $0.9 million. Capital spending for the corresponding 2004 period totaled $23.3 million, and was primarily for the outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and software for newly hired employees. Investment activities for the six months ended June 30, 2004 also included the purchase of a 47% equity investment in Noveprim Limited, an existing supplier of research products, totaling $20.7 million. This investment was made in March 2004 and Covance began to record equity earnings on this investment in the second quarter of 2004.

        Financing activities for the six months ended June 30, 2005 used $31.0 million and consisted primarily of the purchase of 1,195,500 shares of Covance common stock for an aggregate cost of $53.2 million, primarily in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in June 2004, partially offset by $24.0 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan. Financing activities for the six months ended June 30, 2004 used $29.5 million and consisted primarily of the purchase of 2,095,000 shares of Covance common stock for an aggregate cost of $70.1 million, primarily in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in February 2003, partially offset by $40.6 million received from stock option exercises and employee contributions to Covance's noncompensatory employee stock purchase plan.

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

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, Covance had elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continues to account for share-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements. Covance will be required to adopt Statement No. 123(R) no later than the quarter beginning January 1, 2006, reflecting the delay in the effective date of this statement pursuant to the Securities and Exchange Commission ruling. Covance is currently in the process of evaluating the option valuation methods and adoption transition alternatives available under Statement 123(R) and has not yet determined the impact Statement 123(R) will have on its consolidated results of operations, financial position and cash flows. See "Stock-Based Compensation".

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
  •
  expertise and experience in market access services; and
  •
  size.

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

        We derive a large portion of our net revenues from international operations. In the six month period ended June 30, 2005, we derived approximately 36% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition, and cash flows.

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

Reliance on air transportation.

        Our central laboratories and certain of our other businesses are heavily reliant on air travel for transport of clinical trial kits and other material, products and people, and a significant disruption to the air travel system, or our access to it, could have a material adverse effect on our business.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        For the six months ended June 30, 2005, approximately 36% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Foreign Currency Risks" for a more detailed discussion of our foreign currency risks and exposures.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Repurchases of equity securities as reported on a settlement date basis during the quarter ended June 30, 2005 were as follows:

Issuer Purchases of Equity Securities(a):

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs	Maximum # of Shares that May Yet Be Purchased Under Currently Authorized Programs
April 1, 2005—April 30, 2005	80,800	$44.86	4,444,200	1,555,800
May 1, 2005—May 31, 2005	882,400	$44.50	5,326,600	673,400
June 1, 2005—June 30, 2005	—	—	5,326,600	673,400

(a)
On June 28, 2004, the Company announced that its Board of Directors had approved the repurchase of up to an additional three million shares of common stock.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of Covance was held on April 28, 2005, pursuant to notice.

        Three directors were reelected to the Board of Directors with the following votes cast: Kathleen G. Murray received 30,284,531 votes for and 24,601,361 votes were withheld; J. Randall MacDonald received 30,295,853 votes for and 24,590,039 votes were withheld; William C. Ughetta received 30,261,995 votes for and 24,623,897 votes were withheld. The following directors' terms of office as a director continued after the meeting: Robert Barchi, Robert M. Baylis, Sandra L. Helton, Joseph L. Herring, Christopher A. Kuebler and Irwin Lerner.

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

COVANCE INC.

Dated: July 25, 2005	By:	/s/ JOSEPH L. HERRING Joseph L. Herring President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH L. HERRING Joseph L. Herring	President and Chief Executive Officer (Principal Executive Officer)	July 25, 2005

/s/ WILLIAM E. KLITGAARD William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 25, 2005

/s/ MICHAEL GIANNETTO Michael Giannetto	Corporate Vice President and Controller (Principal Accounting Officer)	July 25, 2005

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification—Joseph L. Herring. Filed herewith.

31.2	Certification—William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—William E. Klitgaard. Filed herewith.

QuickLinks

Covance Inc. Form 10-Q For the Quarterly Period Ended June 30, 2005 INDEX
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2005 (UNAUDITED)  AND DECEMBER 31, 2004
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
COVANCE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2005 and 2004 (dollars in thousands, unless otherwise indicated)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX