Form 10-Q
period 2005-09-30
COVANCE INC
filed 2005-10-27
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☒

        As of October 14, 2005, the Registrant had 62,567,187 shares of Common Stock outstanding.

Covance Inc.
Form 10-Q For the Quarterly Period Ended September 30, 2005

INDEX

Page

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets—September 30, 2005 and December 31, 2004	2

Consolidated Statements of Income—Three and Nine Months ended September 30, 2005 and 2004	3

Consolidated Statements of Cash Flows—Nine Months ended September 30, 2005 and 2004	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosure About Market Risk	24

Item 4. Controls and Procedures	24

Part II. Other Information

Item 6. Exhibits	25

Signatures	26

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(Dollars in thousands)	September 30, 2005	December 31, 2004
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$140,400	$177,712
Accounts receivable	205,571	178,518
Unbilled services	80,430	63,220
Inventory	42,020	40,999
Deferred income taxes	8,577	8,042
Prepaid expenses and other current assets	49,936	40,463

Total Current Assets	526,934	508,954
Property and equipment, net	368,118	319,747
Goodwill, net	61,325	56,876
Other assets	37,816	39,108

Total Assets	$994,193	$924,685

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$22,924	$24,346
Accrued payroll and benefits	64,070	63,143
Accrued expenses and other current liabilities	38,063	39,722
Unearned revenue	81,369	87,325
Income taxes payable	17,822	4,590

Total Current Liabilities	224,248	219,126
Deferred income taxes	44,290	46,104
Other liabilities	24,876	21,769

Total Liabilities	293,414	286,999

Commitments and Contingent Liabilities
Stockholders' Equity:
Preferred Stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Common Stock—Par value $0.01 per share; 140,000,000 shares authorized; 71,495,549 and 69,962,527 shares issued, including those held in treasury, at September 30, 2005 and December 31, 2004, respectively	715	700
Paid-in capital	339,871	289,952
Retained earnings	582,838	493,192
Accumulated other comprehensive income— Cumulative translation adjustment	20,177	41,451
Treasury stock at cost (8,941,066 and 7,700,620 shares at September 30, 2005 and December 31, 2004, respectively)	(242,822)	(187,609)

Total Stockholders' Equity	700,779	637,686

Total Liabilities and Stockholders' Equity	$994,193	$924,685

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net revenues	$295,368	$256,334	$870,596	$751,572
Reimbursable out-of-pockets	11,759	7,602	36,726	22,481

Total revenues	307,127	263,936	907,322	774,053

Cost and expenses:
Cost of revenue	194,823	169,254	577,309	497,950
Reimbursed out-of-pocket expenses	11,759	7,602	36,726	22,481
Selling, general and administrative	44,673	39,746	131,299	116,993
Depreciation and amortization	11,758	11,220	35,092	34,411

Total costs and expenses	263,013	227,822	780,426	671,835

Income from operations	44,114	36,114	126,896	102,218

Other (income) expense, net:
Interest expense	86	77	265	819
Interest income	(809)	(758)	(2,975)	(2,244)
Foreign exchange transaction (gain) loss, net	(2)	296	949	714

Other (income) expense, net	(725)	(385)	(1,761)	(711)

Income before taxes and equity investee earnings	44,839	36,499	128,657	102,929
Taxes on income	13,685	11,667	39,444	33,068
Equity investee earnings	78	341	433	776

Net income	$31,232	$25,173	$89,646	$70,637

Basic earnings per share	$0.50	$0.40	$1.43	$1.13

Weighted average shares outstanding—basic	62,498,313	62,407,776	62,586,651	62,505,003

Diluted earnings per share	$0.49	$0.39	$1.41	$1.09

Weighted average shares outstanding—diluted	63,696,805	64,570,014	63,757,590	64,697,286

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Nine Months Ended September 30
(Dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$89,646	$70,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,092	34,411
Stock issued under employee benefit and stock compensation plans	10,257	8,984
Deferred income tax provision	(2,349)	(2,363)
Other	116	(422)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(24,042)	(4,738)
Unbilled services	(17,210)	(20,067)
Inventory	(964)	2,489
Accounts payable	(1,937)	921
Accrued liabilities	(1,855)	8,382
Unearned revenue	(5,956)	(13,468)
Income taxes payable	23,234	22,176
Other assets and liabilities, net	(4,495)	(13,155)

Net cash provided by operating activities	99,537	93,787

Cash flows from investing activities:
Capital expenditures	(94,338)	(37,623)
Acquisition of businesses	(6,627)	—
Equity method investment	—	(20,741)
Other, net	115	109

Net cash used in investing activities	(100,850)	(58,255)

Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	29,675	49,134
Purchase of treasury stock	(55,213)	(95,287)

Net cash used in financing activities	(25,538)	(46,153)

Effect of exchange rate changes on cash	(10,461)	108

Net change in cash and cash equivalents	(37,312)	(10,513)

Cash and cash equivalents, beginning of period	177,712	171,600

Cash and cash equivalents, end of period	$140,400	$161,087

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries ("Covance") for the years ended December 31, 2004, 2003, and 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

  Prepaid Expenses and Other Current Assets

        In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $28.0 million and $22.3 million at September 30, 2005 and December 31, 2004, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

  Inventory

        Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.

  Goodwill and Impairment of Goodwill

        Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill. The most recent annual test performed for 2004 did not identify any instances of impairment and there were no events through September 30, 2005 that warranted a reconsideration of our impairment test results.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2005 and 2004
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

        On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among other things, the Act provides an incentive for multi-national companies to repatriate previously unremitted foreign earnings by allowing companies a special one-time tax deduction equal to 85% of qualified foreign earnings that are repatriated. Amounts repatriated may be used only for certain qualifying expenditures made in the United States. Covance is evaluating whether to

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

repatriate any foreign earnings under the Act. The range of reasonably possible amounts that Covance is considering for repatriation under the Act is between $0 and $120 million. Covance currently estimates the Federal income tax that would result from the repatriation of foreign earnings in this range to be between 4% to 5% of the amount repatriated or between $0 and $6.0 million. A determination on repatriation of foreign earnings under the Act will be made in the fourth quarter of 2005.

        Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States and, other than the one-time opportunity to repatriate foreign earnings under the Act that is under consideration, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely. As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of September 30, 2005.

  Comprehensive Income

        Covance's total comprehensive income, which represents net income plus the change in the cumulative translation adjustment equity account for the periods presented, was $29.9 million and $23.3 million for the three months ended September 30, 2005 and 2004, respectively, and $68.4 million and $71.4 million for the nine months ended September 30, 2005 and 2004, respectively.

  Earnings Per Share ("EPS")

        Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued; computed under the treasury stock method in accordance with the requirements of SFAS No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended September 30, 2005 and 2004, the denominator was increased by 1,198,492 shares and 2,162,238 shares, respectively, and for the nine months ended September 30, 2005 and 2004, the denominator was increased by 1,170,939 shares and 2,192,283 shares, respectively, representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued for stock options outstanding at September 30, 2005 and 2004 with exercise prices less than the average market price of Covance's Common Stock during each respective period.

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

  Stock-Based Compensation

        Covance has several stock-based compensation plans, which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Through September 30, 2005, Covance continued to follow the disclosure-only provisions of FASB Statement No. 123 and, accordingly, continued to account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized. See Note 2 "Recently Issued Accounting Standards".

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

        While Covance does record compensation expense related to awards of stock, no compensation cost is recorded for option grants under Covance's stock option plans as all options granted under these plans are issued with an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 and 2004 had Covance applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all of its stock-based employee compensation plans.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net Income, as reported	$31,232	$25,173	$89,646	$70,637

Add: Stock award-based employee compensation included in reported net income, net of related tax effects	1,339	746	3,281	2,135

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,173)	(3,694)	(12,538)	(10,140)

Pro forma net income	$28,398	$22,225	$80,389	$62,632

Earnings per share:
Basic—as reported	$0.50	$0.40	$1.43	$1.13
Basic—pro forma	$0.45	$0.36	$1.28	$1.00

Diluted—as reported	$0.49	$0.39	$1.41	$1.09
Diluted—pro forma	$0.45	$0.34	$1.26	$0.97

  Supplemental Cash Flow Information

        Cash paid for interest for the nine months ended September 30, 2005 and 2004 totaled $0.3 million and $0.8 million, respectively. Cash paid for income taxes for the nine months ended September 30, 2005 and 2004 totaled $14.9 million and $13.9 million, respectively. The change in income taxes payable at September 30, 2005 and 2004 includes a tax benefit from employee exercises of non-qualified stock options totaling $10.0 million and $10.5 million, respectively.

  Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation- Transition and Disclosure, Covance had elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continues to account for share-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements. Covance will be required to adopt Statement No. 123(R) no later than the quarter beginning January 1, 2006, reflecting the delay in the effective date of this statement pursuant to a Securities and Exchange Commission ruling. Covance is currently in the process of evaluating the option valuation methods and adoption transition alternatives available under Statement 123(R) and has not yet determined the impact Statement 123(R) will have on its consolidated results of operations, financial position and cash flows. See Note 2 "Stock-Based Compensation".

 COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

3.    Treasury Stock

        In June 2004, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance's share repurchase program. For the nine months ended September 30, 2005 and 2004, Covance repurchased 1.2 million shares and 2.7 million shares, respectively, under Covance's stock repurchase program. At September 30, 2005, there were approximately 0.7 million shares remaining for purchase under the 2004 authorization. Covance also reacquires shares of its common stock in connection with certain employee benefit plans when employees tender shares either in connection with reload stock options or to satisfy income tax withholdings associated with the vesting of stock awards. The following table sets forth the treasury stock activity during the nine month periods ended September 30, 2005 and 2004.

	Nine Months Ended September 30
	2005		2004
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$53,210	1,195.5	$86,929	2,655.3
Employee benefit plans	2,003	44.9	8,358	226.3

Total	$55,213	1,240.4	$95,287	2,881.6

4.    Equity Method Investees

      In March 2004, Covance acquired a 47% minority equity position in Noveprim Limited, an existing supplier of research products, for a total cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim's net assets is approximately $13.8 million. This investment is reflected in Other Assets on the Consolidated Balance Sheet. During the three and nine month periods ended September 30, 2005, Covance recognized $0.2 million and $0.9 million, respectively, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at September 30, 2005. During the three and nine month periods ended September 30, 2004, Covance recognized $0.2 million and $0.3 million, respectively, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at September 30, 2004. The carrying value of Covance's investment in Noveprim as of September 30, 2005 and December 31, 2004 was $21.9 million and $21.1 million, respectively.

        Covance has a minority equity position (approximately 21% at September 30, 2005) in Bio-Imaging Technologies, Inc. ("BITI"), a publicly traded company. BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three and nine month periods ended September 30, 2005, Covance recognized losses of $0.2 million and $0.4 million, respectively, representing its share of BITI's losses. During the three and nine month periods ended September 30, 2004, Covance recognized income of $0.1 million and $0.4 million, respectively, representing its share of BITI's earnings. The carrying value of Covance's investment in BITI as of September 30, 2005 and December 31, 2004 was $0.6 million and $1.0 million, respectively, while the fair market value was $7.2 million and $12.9 million, respectively.

5.    Acquisitions

        In June 2005, Covance acquired the business of an antibody products provider for a cash payment of $0.9 million. The goodwill resulting from this transaction aggregated $0.4 million.

        In August 2005, Covance acquired GFI Clinical Services, an 80 bed Phase I clinic, from West Pharmaceutical Services, Inc. for a cash payment of $5.7 million. The goodwill resulting from this transaction aggregated $4.1 million.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

6.    Defined Benefit Plans

        Covance sponsors various pension and other post-retirement benefit plans. In accordance with the interim disclosure provisions of SFAS No. 132 (revised 2003), Employers' Disclosure About Pensions and Other Post-Retirement Benefits, the interim disclosures required are shown below.

        Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded while the UK plans are funded. Covance's funding policy has been to contribute annually a fixed percentage of the eligible employee's salary at least equal to the local statutory funding requirements. Pension plan assets are administered by the plans' trustees and are principally invested in equity and debt securities. The components of net periodic pension expense for these plans for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended September 30		Three Months Ended September 30
	2005	2004	2005	2004
Components of Net Periodic Pension Cost:
Service cost	$1,205	$1,151	$80	$72
Interest cost	1,373	1,199	64	60
Expected return on plan assets	(1,396)	(1,073)	—	—
Amortization of net actuarial loss	375	277	1	1
Participant contributions	(546)	(500)	—	—

Net periodic pension cost	$1,011	$1,054	$145	$133

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.75%	6.00%	5.25%	5.75%
Expected rate of return on assets	6.75%	6.00%	n/a	n/a
Salary increases	4.00%	3.50%	2.50%	3.00%

	United Kingdom Plans		German Plan
	Nine Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Components of Net Periodic Pension Cost:
Service cost	$3,685	$3,490	$244	$217
Interest cost	4,200	3,638	196	181
Expected return on plan assets	(4,271)	(3,256)	—	—
Amortization of net actuarial loss	1,146	840	4	4
Participant contributions	(1,670)	(1,517)	—	—

Net periodic pension cost	$3,090	$3,195	$444	$402

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.75%	6.00%	5.25%	5.75%
Expected rate of return on assets	6.75%	6.00%	n/a	n/a
Salary increases	4.00%	3.50%	2.50%	3.00%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2005 and 2004
(dollars in thousands, unless otherwise indicated)

6.    Defined Benefit Plans (Continued)

  Supplemental Executive Retirement Plan

        In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan ("SERP"). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of net periodic pension cost for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Components of Net Periodic Pension Cost:
Service cost	$277	$236	$831	$710
Interest cost	146	131	439	393
Amortization of prior service cost	19	19	57	57
Amortization of net actuarial loss	—	6	—	16

Net periodic pension cost	$442	$392	$1,327	$1,176

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.00%	6.25%	6.00%	6.25%
Salary increases	4.00%	4.00%	4.00%	4.00%

  Post-Employment Retiree Health and Welfare Plan

        Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees. The components of net periodic post-retirement benefits cost for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2005		2004		2005		2004
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$49		$59		$147		$179
Interest cost	90		98		269		294
Amortization of prior service cost (benefit)	—		(97)		—		(293)
Amortization of net actuarial loss	36		50		108		150

Net periodic post-retirement benefits cost	$175		$110		$524		$330

Assumptions Used to Determine Net Periodic Post-retirement Benefits Cost:
Discount rate	6.00%		6.25%		6.00%		6.25%
Health care cost trend rate	9.00	%(a)	9.00	%(a)	9.00	%(a)	9.00	%(a)

(a)
decreasing to ultimate trend of 5.00% in 2009

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2005 and 2004
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

        The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues, operating income and total assets for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended September 30, 2005
Total revenues from external customers	$140,508	$154,860	$11,759	(a)	$307,127
Operating income	$36,639	$24,300	$(16,825)	(b)	$44,114
Total assets	$538,589	$422,486	$33,118	(c)	$994,193

Three months ended September 30, 2004
Total revenues from external customers	$121,086	$135,248	$7,602	(a)	$263,936
Operating income	$28,936	$21,669	$(14,491)	(b)	$36,114
Total assets	$435,272	$362,584	$64,419	(c)	$862,275

Nine months ended September 30, 2005
Total revenues from external customers	$411,225	$459,371	$36,726	(a)	$907,322
Operating income	$102,333	$76,839	$(52,276)	(b)	$126,896
Total assets	$538,589	$422,486	$33,118	(c)	$994,193

Nine months ended September 30, 2004
Total revenues from external customers	$357,088	$394,484	$22,481	(a)	$774,053
Operating income	$83,767	$59,629	$(41,178)	(b)	$102,218
Total assets	$435,272	$362,584	$64,419	(c)	$862,275

(a)
Represents revenues associated with reimbursable out-of-pocket expenses.

(b)
Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal).

(c)
Represents corporate assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

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

        On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among other things, the Act provides an incentive for multi-national companies to repatriate previously unremitted foreign earnings by allowing companies a special one-time tax deduction equal to 85% of qualified foreign earnings that are repatriated. Amounts repatriated may be used only for certain qualifying expenditures made in the United States. Covance is evaluating whether to repatriate any foreign earnings under the Act. The range of reasonably possible amounts that Covance is considering for repatriation under the Act is between $0 and $120 million. Covance currently estimates the Federal income tax that would result from the repatriation of foreign earnings in this range to be between 4% to 5% of the amount repatriated or between $0 and $6.0 million. A determination on repatriation of foreign earnings under the Act will be made in the fourth quarter of 2005.

        Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States and, other than the one-time opportunity to repatriate foreign earnings under the Act that is under consideration, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely. As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of September 30, 2005.

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

        Covance performs an annual test for impairment of goodwill during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. Covance assesses fair value based upon its best estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The test performed for 2004 did not identify any instances of impairment. However, changes in expectations as to the present value of the reporting unit's future cash flows might impact subsequent years' assessments of impairment.

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

        Finally, Covance's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At September 30, 2005, the accumulated other comprehensive income—cumulative translation account balance was $20.2 million.

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

Results of Operations

        Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004. Net revenues increased 15.2% to $295.4 million for the three months ended September 30, 2005 from $256.3 million for the corresponding 2004 period. Excluding the impact of foreign exchange rate variances between both periods net revenues increased 15.6% as compared to the corresponding 2004 period. Net revenues from Covance's early development segment grew 16.0%, or 16.6% excluding the impact of foreign exchange rate variances between both periods, on strong performance across the broad portfolio of the segment's service offerings. Net revenues from Covance's late-stage development segment grew 14.5%, or 14.8% excluding the impact of foreign exchange rate variances between both periods, led by the continued strong performance in central laboratories.

        Cost of revenue increased 15.1% to $194.8 million or 66.0% of net revenues for the three months ended September 30, 2005 as compared to $169.3 million or 66.0% of net revenues for the corresponding 2004 period. Gross margins were 34.0% for both of the three month periods ended September 30, 2005 and 2004.

        Overall, selling, general and administrative expenses increased 12.4% to $44.7 million for the three months ended September 30, 2005 from $39.7 million for the corresponding 2004 period. As a percentage of net revenues, selling, general and administrative expenses decreased 40 basis points to 15.1% for the three month period ended September 30, 2005 from 15.5% for the corresponding 2004 period.

        Depreciation and amortization increased 4.8% to $11.8 million or 4.0% of net revenues for the three months ended September 30, 2005 from $11.2 million or 4.4% of net revenues for the corresponding 2004 period.

        Income from operations increased 22.2% to $44.1 million or 14.9% of net revenues for the three months ended September 30, 2005 from $36.1 million or 14.1% of net revenues for the corresponding 2004 period. Income from operations from Covance's early development segment increased $7.7 million or 26.6% to $36.6 million or 26.1% of net revenues for the three months ended September 30, 2005 from $28.9 million or 23.9% of net revenues for the corresponding 2004 period, driven by strong performance across the broad portfolio of the segment's service offerings. Income from operations from Covance's late-stage development segment increased $2.6 million or 12.1% to $24.3 million or 15.7% of net revenues for the three months ended September 30, 2005 from $21.7 million or 16.0% of net revenues for the corresponding 2004 period, driven by strong performances in central laboratories, cardiac safety and commercialization services, partially offset by clinical development, which was impacted by seasonal softness and increased hiring to service its rapidly growing backlog of new orders. Corporate expenses increased $2.3 million to $16.8 million or 5.7% of net revenues for the three months ended September 30, 2005 from $14.5 million or 5.7% of net revenues for the three months ended September 30, 2004. The increase is primarily attributable to higher incentive based compensation accruals and increased centralized information technology and human resources costs.

        Other income, net of $0.7 million for the three months ended September 30, 2005 increased $0.3 million compared to $0.4 million for the corresponding 2004 period. This increase is primarily the result of a $0.3 million reduction in foreign exchange losses.

        Covance's effective tax rate for the three months ended September 30, 2005 was 30.5% compared to 32.0% for the corresponding 2004 period. The year over year 150 basis point reduction in Covance's effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, research and development tax credits in the United Kingdom, and other planning initiatives.

        Covance has a minority equity position (approximately 21% at September 30, 2005) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three month periods ended September 30, 2005 and 2004, Covance recognized a loss of $0.2 million and income of $0.1 million, respectively, representing its share of BITI's earnings.

        Covance has a 47% minority equity position in Noveprim Limited, an existing supplier of research products. Covance began recognizing earnings from this investment in the second quarter of 2004. During both the three month periods ended September 30, 2005 and 2004, Covance recognized $0.2 million representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at September 30, 2005 and 2004.

        Net income of $31.2 million for the three months ended September 30, 2005 increased $6.1 million or 24.1% as compared to $25.2 million for the corresponding 2004 period.

        Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004. Net revenues increased 15.8% to $870.6 million for the nine months ended September 30, 2005 from $751.6 million for the corresponding 2004 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 18.3% as compared to the corresponding 2004 period. Net revenues from Covance's early development segment grew 15.2%, or 18.9% excluding the impact of foreign exchange rate variances between both periods, on strong performance across the broad portfolio of the segment's service offerings. Net revenues from Covance's late-stage development segment increased 16.4%, or 17.7% excluding the impact of foreign exchange rate variances between both periods, led by the continued strong performance in central laboratories.

        Cost of revenue increased 15.9% to $577.3 million or 66.3% of net revenues for the nine months ended September 30, 2005 as compared to $497.9 million or 66.3% of net revenues for the corresponding 2004 period. Gross margins for both of the nine month periods ended September 30, 2005 and 2004 were 33.7%.

        Overall, selling, general and administrative expenses increased 12.2% to $131.3 million for the nine months ended September 30, 2005 from $117.0 million for the corresponding 2004 period. As a percentage of net revenues, selling, general and administrative expenses decreased 50 basis points to 15.1% for the nine months ended September 30, 2005 from 15.6% for the corresponding 2004 period.

        Depreciation and amortization increased 2.0% to $35.1 million or 4.0% of net revenues for the nine months ended September 30, 2005 from $34.4 million or 4.6% of net revenues for the corresponding 2004 period.

        Income from operations increased 24.1% to $126.9 million or 14.6% of net revenues for the nine months ended September 30, 2005 from $102.2 million or 13.6% of net revenues for the corresponding 2004 period. Income from operations from Covance's early development segment increased $18.6 million or 22.2% to $102.3 million or 24.9% of net revenues for the nine months ended September 30, 2005 from $83.8 million or 23.5% of net revenues for the corresponding 2004 period on strong performance across the broad portfolio of the segment's service offerings. Income from operations from Covance's late-stage development segment increased $17.2 million or 28.9% to $76.8 million or 16.7% of net revenues for the nine months ended September 30, 2005 from $59.6 million or 15.1% of net revenues for the corresponding 2004 period led by the continued robust performance in central laboratories. Corporate expenses increased $11.0 million to $52.2 million or 6.0% of net revenues for the nine months ended September 30, 2005 from $41.2 million or 5.5% of net revenues for the nine months ended September 30, 2004. The increase is primarily attributable to higher incentive compensation and other payroll related expenses, increased centralized information technology and human resources costs, increased professional fees, and employee training programs.

        Other income, net of $1.8 million for the nine months ended September 30, 2005 increased $1.1 million compared to $0.7 million for the corresponding 2004 period. This increase is primarily the result of a $0.7 million increase in interest income due primarily to higher invested cash balances combined with a $0.6 million reduction in interest expense due to the lower fees associated with our new revolving credit facility.

        Covance's effective tax rate for the nine months ended September 30, 2005 was 30.7% compared to 32.1% for the corresponding 2004 period. The 140 basis point reduction in Covance's effective tax rate year over year is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, research and development tax credits in the United Kingdom, and other initiatives.

        Covance has a minority equity position (approximately 21% at September 30, 2005) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the nine month periods ended September 30, 2005 and 2004, Covance recognized losses of $0.4 million and income of $0.4 million, respectively, representing its share of BITI's earnings.

        Covance has a 47% minority equity position in Noveprim Limited, an existing supplier of research products. Covance began recognizing earnings from this investment in the second quarter of 2004. For the nine month periods ended September 30, 2005 and 2004, Covance recognized $0.9 million and $0.3 million, respectively, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at September 30, 2005 and 2004.

        Net income of $89.6 million for the nine months ended September 30, 2005 increased $19.0 million or 26.9% as compared to $70.6 million for the corresponding 2004 period.

Liquidity and Capital Resources

        Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance's $75.0 million revolving credit facility (the "Credit Facility") expires in June 2009 and may be expanded to $125.0 million at Covance's election. Covance believes cash from operations will provide sufficient liquidity for the foreseeable future. At September 30, 2005, there were no outstanding borrowings and $1.5 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a 75 basis point margin. The Credit Facility contains various financial and other covenants. At September 30, 2005, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries.

        During the nine months ended September 30, 2005, Covance's operations provided net cash of $99.5 million, an increase of $5.8 million from the corresponding 2004 period. The change in net operating assets used $33.2 million in cash during the nine months ended September 30, 2005, primarily due to an increase in days sales outstanding, offset by an increase in income taxes payable. This net change used $17.5 million in cash during the nine months ended September 30, 2004, primarily due to an increase in days sales outstanding, offset by an increase in income taxes payable. Covance's ratio of current assets to current liabilities was 2.35 at September 30, 2005 and 2.32 at December 31, 2004.

        Investing activities for the nine months ended September 30, 2005 used $100.9 million, compared to using $58.3 million for the corresponding 2004 period. Capital spending for the first nine months of 2005 totaled $94.3 million, and was primarily for the expansion of our Madison, WI and Harrogate, UK facilities, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and software for newly hired employees. In June 2005, Covance acquired the business of an antibody products provider for a cash payment of $0.9 million. In August 2005, Covance acquired an 80 bed Phase I clinic for a cash payment of $5.7 million. Capital spending for the corresponding 2004 period totaled $37.6 million, and was primarily for the outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and software for newly hired employees. Investing activities for the nine months ended September 30, 2004 also include a 47% equity investment in Noveprim Limited, an existing supplier of research products, totaling $20.7 million. This investment was made in March 2004 and Covance began to record equity earnings on this investment in the second quarter of 2004.

        Financing activities for the nine months ended September 30, 2005 used $25.5 million, and consisted primarily of the purchase of 1,195,500 shares of Covance common stock for an aggregate cost of $53.2 million, primarily in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in June 2004, partially offset by $29.7 million received from stock option exercises and employee contributions to Covance's non-compensatory employee stock purchase plan. Financing activities for the nine months ended September 30, 2004 used $46.2 million and consisted primarily of the purchase of 2,881,586 shares of Covance common stock for an aggregate cost of $95.3 million, primarily in connection with two separate 3.0 million share buyback programs authorized by Covance's Board of Directors in February 2003 and June 2004, partially offset by $49.1 million received from stock option exercises and employee contributions to Covance's non-compensatory employee stock purchase plan.

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

        Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, or that could make our services less competitive, could eliminate or substantially reduce the demand for our services. Also, if government efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, our customers may spend less, or reduce their growth in spending on research and development. If health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their growth in spending on research and development.

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

  •
  reputation for on-time quality performance and regulatory compliance;
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

        We derive a large portion of our net revenues from international operations. In the nine month period ended September 30, 2005, we derived approximately 36% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition, and cash flows.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        For the nine months ended September 30, 2005, approximately 36% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Foreign Currency Risks" for a more detailed discussion of our foreign currency risks and exposures.

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

Dated: October 27, 2005
	By:	/s/ JOSEPH L. HERRING Joseph L. Herring President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH L. HERRING Joseph L. Herring	President and Chief Executive Officer (Principal Executive Officer)	October 27, 2005

/s/ WILLIAM E. KLITGAARD William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 27, 2005

/s/ MICHAEL GIANNETTO Michael Giannetto	Corporate Vice President and Controller (Principal Accounting Officer)	October 27, 2005

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification—Joseph L. Herring. Filed herewith.

31.2	Certification—William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—William E. Klitgaard. Filed herewith.

QuickLinks

Covance Inc. Form 10-Q For the Quarterly Period Ended September 30, 2005 INDEX
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2005 (UNAUDITED)  AND DECEMBER 31, 2004
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
COVANCE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2005 and 2004 (dollars in thousands, unless otherwise indicated)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX