Form 10-K
period 2005-12-31
COVANCE INC
filed 2006-03-01
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

                Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   X   No

                Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes       No X

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (the "Exchange Act") of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

                Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X   No

                Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No X

                The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was $2,777,036,000 on June 30, 2005, the last business day of Registrant's most recently completed second fiscal quarter.

                As of February 10, 2006, the Registrant had 63,041,854 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Company's definitive Proxy Statement is incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

PART I

Item 1. Business

General

                Covance Inc. is a leading drug development services company providing a wide range of early stage and late stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. We also provide laboratory testing services to the chemical, agrochemical and food industries. We believe Covance is one of the world's largest drug development services companies, based on annual net revenues, and one of a few that are capable of providing comprehensive global product development services. Covance maintains offices in more than 20 countries.

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

                Global Reach.    We believe that it is important to provide a broad range of drug research and development services on a global basis. We have offices, regional monitoring sites and laboratories in over 35 locations in more than 20 different countries and conduct field work in many other countries. We believe we are a leader among drug development services companies in our ability to deliver services globally.

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

Services

                The services we provide constitute two segments for financial reporting purposes: (1) early development services, which includes preclinical services and clinical pharmacology services, and (2) late-stage development services, which includes central laboratory, clinical development, periapproval, cardiac safety services, and market access services. Although each segment has separate services within it, they can be and increasingly are combined in integrated service offerings and we believe clients increasingly are interested in the opportunities for such combined services.

Early Development

Preclinical Services

                Our preclinical services include toxicology services and pharmaceutical chemistry and related services. Our preclinical area has been a source of innovation by introducing new technologies for client access to data such as StudyTracker®, electronic animal identification, multimedia study reports and animal and test tube measures of induced cell proliferation or reproduction. Study Tracker is an internet-based client access product which permits customers of toxicology services to review study data and schedules on a near real-time basis. In 2003, this product was expanded to include bioanalytical, metabolism and reproductive and developmental toxicology data. We have laboratories in locations which include Madison, Wisconsin and Vienna, Virginia in the United States and Harrogate, United Kingdom and Muenster, Germany in Europe. We also have bioanalytical laboratories in the United States in Indianapolis, Indiana and Chantilly, Virginia, and an administrative and sales office in Tokyo, Japan. In 2002, we completed a significant expansion of our Madison, Wisconsin facility and in 2003 we expanded our Harrogate, United Kingdom facility. In 2004, we announced another major expansion to each of the Madison, Wisconsin and Harrogate, United Kingdom facilities. The Harrogate expansion opened for studies in the fourth quarter of 2005 and in Madison we expect to bring the new expansion online in the first quarter of 2006.

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

Clinical Pharmacology Services

                We provide clinical pharmacology services, primarily first-in-human trials of new pharmaceuticals, at our clinics in Madison, Wisconsin, Evansville, Indiana and Leeds, United Kingdom. In 2003, we opened a new purpose-built clinic in Madison, Wisconsin. In August 2005, we added to our clinical pharmacology capacity with the purchase of GFI Clinical Services, an 80-bed facility in Evansville, Indiana for cash payments totaling $6.2 million.

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

                We have extensive experience in managing small, medium and large trials in North America, Europe, Latin America, and Asia Pacific. These trials may be conducted separately or simultaneously as part of a multinational development plan. We can manage every aspect of clinical trials from clinical development plans and protocol design to New Drug Applications, among other supporting services. In 2005, Clinical Development Services continued its expansion into Eastern Europe and Asia Pacific.

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

Clinical Trial Support Services

                Cardiac Safety Services.    Our ability to collect and centralize clinical trial data is enhanced by our cardiac safety service offerings which include the capture and interpretation of electrocardiograms. Electrocardiogram analysis, one of the most frequently used tools in clinical trials, is included in more than one-half of clinical trials as part of the study protocol. We distribute a proprietary hand-held electrocardiogram device to clinical trial sites. The device, which can be used anywhere in the world, collects the data, performs a real-time quality check, and transmits the information by telephone to a full-time central operations center where cardiologists read the results. Covance offers ambulatory cardiac monitoring capabilities, often referred to as Holter monitoring. Holter monitoring involves the ambulatory monitoring of cardiac activity and permits long-term monitoring—often 24 to 48 hours as opposed to the ten seconds of data typically provided by stationary ECGs, and therefore may reveal certain conditions which may not be discovered by a stationary ECG.

                Cardiac Safety Services operates a centralized imaging center to meet a growing pharmaceutical industry need for imaging to document clinical efficacy and safety. In 2002, we introduced Digitography™, a patented system for use in clinical trials which allows on screen digital ECG waveform measurement with resolution which we believe is unmatched in the industry. In 2003, Cardiac Safety Services was relocated to a new and larger facility in Reno, Nevada.

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

                Market Access Services.    We offer a wide range of reimbursement and healthcare consulting economics services, including outcomes and pharmacoeconomic studies, reimbursement planning, reimbursement advocacy programs and registry services. Pharmaceutical, biotechnology and medical device manufacturers purchase these services from us to help optimize their return on research and development investments. We have multisite multimedia InTeleCenter® facilities which employ state of the art phone, internet and electronic media to manage customer communications. InTeleCenter programs include reimbursement hotlines, patient assistance programs and patient compliance programs. We also field and process telephone calls and inquiries relating to adverse experiences with a drug while we perform the safety services in the context of periapproval studies.

Customers and Marketing

                We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 2005, we served in excess of 300 biopharmaceutical companies, ranging from the world's largest pharmaceutical companies and biotechnology companies to small and start-up organizations.

                While no single customer accounted for more than ten percent of our aggregate net revenue in 2005, we had one customer accounting for more than five but less than ten percent of our net revenues, and our top five customers accounted for less than 22 percent of our net revenues. In each of our early development and late-stage development segments individually, no single customer accounted for more than ten percent of net revenues. Our early development segment had two customers accounting for more than five but less than ten percent of its aggregate net revenues. Our late-stage development segment had four customers which each accounted for more than five but less than ten percent of its aggregate net revenues.

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

Backlog

                Some of our studies and projects are performed over an extended period of time, which may exceed several years. We maintain an order backlog to track anticipated net revenues for work that has yet to be earned. However, we do not maintain an order backlog for other services that are performed within a short period of time or where it is not otherwise practical or feasible to maintain an order backlog. Our aggregate backlog at December 31, 2005 and December 31, 2004 was $1.67 billion and $1.46 billion, respectively.

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

Competition

                The contract research organization industry has many participants ranging from hundreds of small, limited-service providers to full service contract research organizations with global capabilities. We primarily compete against in-house departments of pharmaceutical companies, full-service and limited service contract research organizations and, to a lesser extent, with selected universities and teaching hospitals.

                In early development services our significant competitors include Charles River Laboratories International Inc., MDS Inc., PPD, Inc. and MPI Research, among others. In late-stage development services our significant competitors include PPD, Inc., Quintiles Transnational Corp., Parexel International Corporation, Icon PLC and Quest Diagnostics Incorporated, among others. Covance represents an important market presence in each segment's principal services.

                There is competition for customers on the basis of many factors, including the following: reputation for on-time quality performance; expertise and experience in specific areas; scope of service offerings; strengths in various geographic markets; price; technological expertise and efficient drug development processes; ability to acquire, process, analyze and report data in a rapid and accurate manner; historic experience and relationship ability to manage large-scale clinical trials both domestically and internationally; quality of facilities; expertise and experience in reimbursement and healthcare consulting; and size. We believe that we compete favorably in these areas.

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

                Our animal import and breeding facilities and toxicology facilities are also subject to a variety of federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations promulgated thereunder by the United States Department of Agriculture ("USDA") and corresponding rules and regulations in other jurisdictions. These facilities maintain detailed standard operating procedures and the documentation necessary to comply with applicable regulations for the humane treatment of the animals in their custody. Besides being licensed by the USDA as a dealer and/or research facility, as appropriate, these businesses are also accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International and have registered assurance with the United States National Institutes of Health Office of Protection for Research Risks.

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

Employees

                At December 31, 2005, we had approximately 7,300 employees, approximately 36% of whom were employed outside of the United States and approximately 6,600 of whom were full time employees. Our records indicate that 77 of our employees hold M.D. degrees, 187 hold Ph.D. degrees, and 582 hold masters or other postgraduate degrees. We believe that Covance's relations with its employees are good.

Executive Officers

                Joseph L. Herring, 50, has been Covance's Chairman since January 1, 2006 and Chief Executive Officer since January 1, 2005. Mr. Herring was President and Chief Operating Officer from November 2001 to December 31, 2004 and was Covance's Corporate Senior Vice President and President—Early Development Services from September 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring was Vice President of Caremark International, a provider of home care and physician practice management services, and he also served as a Vice President of Baxter International where he was employed for 14 years.

                William E. Klitgaard, 52, has been Covance's Corporate Senior Vice President, Chief Financial Officer and Treasurer since September 2000. From September 1999 to September 2000, Mr. Klitgaard was Covance's Corporate Vice President, Strategy and Corporate Development and Treasurer. From October 1996 to September 1999, Mr. Klitgaard was Covance's Corporate Vice President and Treasurer. Prior to that, Mr. Klitgaard was Treasurer at Kenetech Corporation in San Francisco, and prior to that Mr. Klitgaard spent eleven years in positions of increasing responsibility with Consolidated Freightways Inc.

                Wendel Barr, 44, has been Covance's Corporate Senior Vice President and President—Early Development North America since February 2003. From October 2000 to February 2003, Mr. Barr was Corporate Vice President and General Manager—Labs North America. Prior to joining Covance, Mr. Barr was the Global Vice President and General Manager of Service for Marconi Medical Systems, which he joined in October 1999. Prior to that, Mr. Barr was the General Manager of Service for General Electric Medical Systems. Mr. Barr was employed by General Electric Co. from 1984 to 1999, in positions of increasing responsibility in services, marketing, and global business.

                Richard Cimino, 46, has been Covance's Corporate Senior Vice President—Clinical, Periapproval and Cardiac Safety Services since December 2004. Prior to that, Mr. Cimino was Covance's General Manager of Cardiac Safety Services since December 2003. Prior to that, Mr. Cimino was General Manager, America's Health Imaging Group and Corporate Vice President of Eastman Kodak Company. Mr. Cimino serves at Covance's request as a director of Bio-Imaging Technologies, Inc.

                Anthony Cork, 57, has been Covance's Corporate Senior Vice President and President—Early Development Europe since February 2003. From September 2000 to February 2003, Mr. Cork was Covance's Corporate Vice President and General Manager—Labs Europe. Prior to joining Covance, Mr. Cork worked in the pharmaceutical industry for 25 years, holding positions with Eli Lilly and Co., Schering-Plough Corp., and Aventis.

                Michael Giannetto, 43, has been Covance's Controller since July 1996 and a Corporate Vice President since February 1998. From November 1996 to February 1998, Mr. Giannetto was a Vice President of Covance. From March 1995 to July 1996, Mr. Giannetto was the Business Controller for Covance. From December 1992 to March 1995, Mr. Giannetto was the Manager of Financial Reporting and Technical Accounting for Corning Life Sciences Inc., an affiliate of the Company prior to December 31, 1996. Prior to December 1992, Mr. Giannetto was a Senior Audit Manager for Deloitte & Touche.

                Donald Kraft, 46, has been Covance's Corporate Senior Vice President—Human Resources since July 2002. From January 2001 to June 2002, Mr. Kraft was Corporate Vice President—Human Resources of Covance. From June 2000 to January 2001, Mr. Kraft was Director, Organizational Development of Zurich Financial Services, an insurance company. Prior to June 2000, Mr. Kraft was Director, Organizational Effectiveness of Abbott Laboratories Inc.

                James W. Lovett, 41, has been Covance's Corporate Senior Vice President, General Counsel and Secretary since February 2003. From December 2001 to February 2003, Mr. Lovett was Corporate Vice President, General Counsel and Secretary of Covance. From 1997 to 2001, Mr. Lovett was with FMC Corporation, a manufacturer of machinery and chemicals for industry and agriculture, most recently as Associate General Counsel and Assistant Secretary. Prior to that, Mr. Lovett was a partner at the law firm of McDermott, Will & Emery.

                Deborah L. Tanner, 43, has been Covance's Corporate Senior Vice President and President—Global Central Laboratory Services since February 2006. Prior to that Ms. Tanner was Covance's Global Vice President of Operations in Central Laboratory Services commencing in August 2001 and prior to that was Vice President—Analytical Services For Covance Laboratories—Europe. Ms Tanner has been with Covance for 19 years in positions of increasing responsibility.

Available Information

                Covance makes available free of charge on its website at www.covance.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Covance files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC. The public may read and copy any materials that Covance files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and other information regarding issuers that file electronically with the SEC at www.sec.gov. The charters of the Audit Committee, the Compensation Committee, and the Corporate Governance Committee, as well as the Corporate Governance Guidelines, the Code of Ethics for Financial Professionals and the Company's Business Integrity Program may be accessed through our website at www.covance.com and are available without charge upon written request to Secretary, Covance Inc., 210 Carnegie Center, Princeton, NJ 08540.

Item 1A. Risk Factors

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

                We derive a large portion of our net revenues from international operations. For the year ended December 31, 2005, we derived approximately 36% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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
  •
  general risks associated with clinical pharmacology facilities, including negative consequences from the administration of drugs to clinical trial participants or the professional malpractice of clinical pharmacology medical care providers;
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

Certain service offerings and research products are dependent on limited sources of supply of services or products which if interrupted could affect our business.

                We depend on a limited number of suppliers for certain services and for one of our large animal populations. Disruptions to the continued supply of these services or products may arise from export import restrictions or embargoes, foreign political or economic instability, or otherwise. Disruption of supply could have a material adverse effect on our business.

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

Item 1B. Unresolved Staff Comments

                None.

Item 2. Properties

                Covance both owns and leases its facilities. Covance owns substantial facilities in the United States in Madison, Wisconsin and Vienna, Virginia; in the United Kingdom in Harrogate and Leeds; and in Muenster, Germany for its early development services. Covance owns a substantial facility in Geneva, Switzerland and leases a substantial facility in the United States in Indianapolis, Indiana for its central laboratory services and leases facilities in Indianapolis, Indiana and Chantilly, Virginia for its bioanalytical services. Covance leases substantial facilities for its clinical development services in the United States in Princeton, New Jersey, and in the United Kingdom in Maidenhead and Horsham. Covance also owns or leases other facilities in the United States, Canada, Europe, Asia and Latin America. Covance believes that its facilities are adequate for its operations and that suitable additional space will be available when needed.

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

Quarter	High	Low

First Quarter 2004	$34.74	$26.07

Second Quarter 2004	$38.90	$32.33

Third Quarter 2004	$40.50	$33.80

Fourth Quarter 2004	$42.50	$37.09

First Quarter 2005	$47.61	$35.86

Second Quarter 2005	$47.71	$43.14

Third Quarter 2005	$52.96	$45.32

Fourth Quarter 2005	$52.10	$46.25

                As of February 10, 2006, there were 5,208 holders of record of Covance's common stock.

                Covance has not paid any dividends during 2005 or 2004. Covance does not currently intend to pay dividends, but rather, currently intends to reinvest earnings in its business.

Item 6. Selected Financial Data

                The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 2005, 2004, 2003, 2002 and 2001. This data has been derived from the audited consolidated financial statements of Covance. You should read this selected historical consolidated financial data in conjunction with Covance's audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report. Historical consolidated financial data may not be indicative of Covance's future performance. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                The information provided below for the year ended December 31, 2005 is on an "as reported" basis and includes the impact of a one-time $4.4 million income tax charge associated with the repatriation of $103 million of accumulated foreign earnings under the American Jobs Creation Act of 2004. The information provided below for the year ended December 31, 2001 is also on an "as reported" basis and includes the results of our biomanufacturing and packaging operations, which were divested on June 15, 2001 and February 14, 2001, respectively. The 2001 information also includes special charges recorded as well as the net gain on sale of those businesses recorded during 2001.

	Year Ended December 31
	2005	2004	2003	2002		2001
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenues	$1,192,950	$1,020,429	$940,300	$883,074		$855,877	(c)
Reimbursable out-of-pockets	57,504	35,968	33,910	41,623		40,167

Total revenues	1,250,454	1,056,397	974,210	924,697		896,044

Costs and expenses:
Cost of revenue	791,654	677,945	634,722	612,465		618,119
Reimbursed out-of-pocket expenses	57,504	35,968	33,910	41,623		40,167
Selling, general and administrative	178,368	155,656	143,179	133,508		127,211
Depreciation and amortization	47,821	46,354	45,824	42,434		47,719
Special charges	—	—	—	—		8,178	(d)

Total	1,075,347	915,923	857,635	830,030		841,394

Income from operations	175,107	140,474	116,575	94,667		54,650	(e)

Other (income) expense, net:
Interest (income) expense, net	(3,637)	(2,290)	191	831		6,848
Foreign exchange transaction losses	1,073	238	683	3,395		263
Net gain on sale of businesses	—	—	—	—		(30,803)	(f)

Other (income) expense, net	(2,564)	(2,052)	874	4,226		(23,692)

Income before taxes and equity investee earnings	177,671	142,526	115,701	90,441		78,342
Taxes on income	58,786 (a)	45,532	40,021	26,658	(b)	30,442
Equity investee earnings	734	953	456	—		—

Net income	$119,619 (a)	$97,947	$76,136	$63,783	(b)	$47,900	(g)

Basic earnings per share	$1.91	$1.57	$1.23	$1.06		$0.81
Diluted earnings per share	$1.88 (a)	$1.52	$1.21	$1.03	(b)	$0.79	(g)

Balance Sheet Data:
Working capital	$293,982	$289,828	$260,030	$130,951		$97,710
Total assets	$1,056,603	$924,685	$807,625	$677,003		$612,028
Long-term debt	$—	$—	$—	$—		$15,000
Stockholders' equity	$731,771	$637,686	$563,981	$431,667		$344,945

Other Financial Data:
Gross margin	33.6%	33.6%	32.5%	30.6%		27.8%
Operating margin	14.7%	13.8%	12.4%	10.7%		6.4%
Net income margin	10.0%	9.6%	8.1%	7.2%		5.6%

Current ratio	2.16	2.32	2.37	1.61		1.43
Debt to capital	0.00	0.00	0.00	0.00		0.04
Book value per share	11.65	10.24	9.02	7.13		5.77
Net days sales outstanding	56	51	45	41		41

  (a)
  Excluding the $4.4 million income tax charge associated with the repatriation of $103 million of accumulated foreign earnings under the American Jobs Creation Act, taxes on income, net income and diluted earnings per share would have been $54,386, $124,019 and $1.94, respectively. See reconciliation included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

  (b)
  Excluding the $6.5 million reduction in our income tax reserve, taxes on income, net income and diluted earnings per share would have been $33,158, $57,283 and $0.93, respectively.

  (c)
  Excluding the revenues of our packaging and biomanufacturing operations, net revenues in 2001 would have been $800,265.

  (d)
  Special charges in 2001 consist of restructuring charges totaling $8,178.

  (e)
  Excluding 1) the results of our packaging and biomanufacturing operations, 2) reduced interest expense from the applications of the net proceeds from these divestitures to reduce outstanding indebtedness, 3) the net gain recorded in connection with these divestitures, 4) special charges, and 5) goodwill amortization, income from operations in 2001 would have been $64,062.

  (f)
  Amount represents the net gain reported on the divestitures of our biomanufacturing and packaging businesses.

  (g)
  Excluding 1) the results of our packaging and biomanufacturing operations, 2) reduced interest expense from the applications of the net proceeds from these divestitures to reduce outstanding indebtedness, 3) the net gain recorded in connection with these divestitures, 4) special charges, and 5) goodwill amortization, net income and diluted earnings per share for 2001 would have been $38,027 and $0.63, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

                Covance is a leading drug development services company providing a wide range of early stage and late stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two reportable segments for financial reporting purposes: early development services, which includes preclinical and clinical pharmacology service offerings; and late-stage development services, which includes central laboratory, clinical development, periapproval, cardiac safety services, and market access services. Although each segment has separate services within it, they can be combined in joint service offerings and we believe clients increasingly are interested in the opportunities for such combined services. Covance believes it is one of the largest drug development services companies, based on annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe this enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

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

                On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among other things, the Act provided a temporary incentive for multi-national companies to repatriate previously unremitted foreign earnings by allowing companies a special one-time tax deduction equal to 85% of qualified foreign earnings that were repatriated. During the fourth quarter of 2005, Covance repatriated $103 million in foreign earnings under the Act, which resulted in the recording of an income tax charge of $4.4 million (or $0.07/diluted share).

                Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the amounts repatriated in the fourth quarter of 2005 under the Act, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of December 31, 2005.

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

                Covance performs an annual test for impairment of goodwill during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. Covance assesses fair value based upon its best estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The test performed for 2005 did not identify any instances of impairment.

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

                Finally, Covance's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At December 31, 2005, the accumulated other comprehensive income—cumulative translation account balance was $13.4 million.

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

Results of Operations

                Year Ended December 31, 2005 Compared with Year Ended December 31, 2004.    Net revenues increased 16.9% to $1.19 billion for 2005 from $1.02 billion for 2004. Net revenues from Covance's early development segment grew 17.4% on the strong broad-based performance across the segment's service offerings. Net revenues from Covance's late-stage development segment increased 16.4% on the strong broad-based performance across this segment's service offerings.

                Cost of revenue increased 16.8% to $791.7 million or 66.4% of net revenues for the year ended December 31, 2005 as compared to $677.9 million or 66.4% of net revenues for the corresponding 2004 period. Gross margins were 33.6% for each of the years ended December 31, 2005 and December 31, 2004.

                Overall, selling, general and administrative expenses increased 14.6% to $178.4 million for 2005 from $155.7 million for 2004. As a percentage of net revenues, selling, general and administrative expenses declined 30 basis points to 15.0% in 2005 from 15.3% in 2004.

                Depreciation and amortization increased 3.2% to $47.8 million or 4.0% of net revenues for 2005 from $46.4 million or 4.5% of net revenues for 2004.

                Income from operations increased 24.7% to $175.1 million or 14.7% of net revenues for 2005 from $140.5 million or 13.8% of net revenues for the corresponding 2004 period. Income from operations from Covance's early development segment increased $28.5 million or 25.6% to $140.1 million or 24.9% of net revenues for the year ended December 31, 2005 from $111.6 million or 23.3% of net revenues for the corresponding 2004 period on the strong broad-based performance across the segment's service offerings. Income from operations from Covance's late-stage development segment increased $19.8 million or 23.3% to $104.7 million or 16.6% of net revenues for 2005 from $84.9 million or 15.7% of net revenues for the corresponding 2004 period, primarily driven by strong performances in our central laboratory and cardiac safety services. Corporate expense increased $13.7 million to $69.7 million or 5.8% of net revenues for 2005 from $56.0 million or 5.5% of net revenues for 2004. The increase is primarily attributable to increased centralized information technology and human resources costs, incentive compensation accruals and professional fees.

                Other income, net of $2.6 million for 2005 increased $0.5 million compared to $2.1 million for 2004. This increase is the result of a $0.8 million increase in interest income due primarily to higher average interest rates earned on invested cash balances combined with a $0.5 million decrease in interest expense due to lower amortized loan fees associated with our revolving credit facility which were partially offset by a $0.8 million increase in foreign exchange transaction losses.

                Results for 2005 include the impact of a one-time $4.4 million income tax charge associated with the repatriation of $103 million of accumulated foreign earnings under the American Jobs Creation Act of 2004. See Notes 2 and 7 to the audited consolidated financial statements included elsewhere in this Annual Report. Below is a reconciliation between the amounts "as reported" on a GAAP basis and amounts "as adjusted" on a non-GAAP basis to exclude the impact of the $4.4 million repatriation related tax charge. This information is provided because management believes that results including this $4.4 million one-time tax charge are not indicative of Covance's operational results and, as this non-GAAP measure is used by management as a basis for evaluating the Company's performance, investors' understanding of Covance's performance is enhanced by such disclosure.

	As Reported	Removal of Tax Charge	As Adjusted
Year ended December 31, 2005

Taxes on Income	$58,786	$(4,400)	$54,386
Net Income	$119,619	$4,400	$124,019
Basic earnings per share	$1.911	$0.070	$1.981
Diluted earnings per share	$1.876	$0.069	$1.945

                Covance's effective tax rate for the year ended December 31, 2005 was 33.1% as compared to 31.9% for the corresponding 2004 period. The 120 basis point increase in Covance's effective tax rate is due to the one-time $4.4 million income tax charge associated with the repatriation of $103 million of accumulated foreign earnings under the American Jobs Creation Act. Taxes on income of $58.8 million would have been $54.4 million, or $4.4 million lower, excluding this one-time tax charge, and the effective tax rate of 33.1% would have been 30.6% or 250 basis points lower than the prior year. This decrease is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, research and development tax credits in the United Kingdom, and other planning initiatives.

                Covance has a minority equity position (approximately 21% at December 31, 2005) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the years ended December 31, 2005 and 2004, Covance recognized a loss of $0.5 million and income of $0.5 million, respectively, representing its pro rata share of BITI's earnings (losses).

                Covance has a 47% minority equity position in Noveprim Limited, an existing supplier of research products. Covance began recognizing earnings from this investment in the second quarter of 2004. During the years ended December 31, 2005 and 2004, Covance recognized $1.3 million and $0.4 million, respectively, representing its share of Noveprim's earnings, less the elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at December 31, 2005 and 2004.

                Net income of $119.6 million for the year ended December 31, 2005 increased $21.7 million or 22.1% as compared to $97.9 million for the corresponding 2004 period. Excluding the one-time $4.4 million income tax charge associated with the repatriation of foreign earnings under the American Jobs Creation Act, net income would have been $124.0 million for the year ended December 31, 2005, an increase of $26.1 million or 26.6% over the corresponding 2004 period.

                Year Ended December 31, 2004 Compared with Year Ended December 31, 2003.    Net revenues increased 8.5% to $1.02 billion for 2004 from $940.3 million for 2003. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 5.5% as compared to 2003. Net revenues from Covance's early development segment grew 16.4%, or 12.5% excluding the impact of foreign exchange rate variances between both periods, on strong performance in our global toxicology, chemistry and North American clinical pharmacology services. Net revenues from Covance's late-stage development segment increased 2.4% due entirely to the impact of foreign exchange rate variances between both periods. While the late-stage development segment experienced a return to growth in the second half of 2004, especially during the fourth quarter, growth in our late-stage development segment was negatively impacted during the first half of 2004 by reduced testing volumes in our central laboratory service offering due to low order volumes in the first half of 2003.

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

                Income from operations increased 20.5% to $140.5 million or 13.8% of net revenues for 2004 from $116.6 million or 12.4% of net revenues for the corresponding 2003 period. Income from operations from Covance's early development segment increased $28.3 million or 33.9% to $111.6 million or 23.3% of net revenues for the year ended December 31, 2004 from $83.3 million or 20.3% of net revenues for the corresponding 2003 period, primarily driven by strong performance in our global toxicology, chemistry, and North American clinical pharmacology services. Income from operations from Covance's late-stage development segment increased $5.6 million or 7.1% to $84.9 million or 15.7% of net revenues for 2004 from $79.2 million or 15.0% of net revenues for the corresponding 2003 period, primarily driven by stronger performances in our periapproval, cardiac safety and clinical services. Corporate expense increased $10.0 million to $56.0 million or 5.5% of net revenues for 2004 from $46.0 million or 4.9% of net revenues for 2003. The increase is primarily attributable to increased centralized information technology costs and increased spending in sales and marketing, finance, legal and resource management.

                Other income, net of $2.1 million for 2004 increased $2.9 million compared to a net expense of $0.9 million for 2003. This increase is the result of a $2.5 million increase in net interest income due primarily to higher average invested cash balances.

                Covance's effective tax rate for the year ended December 31, 2004 was 31.9% as compared to 34.6% for the corresponding 2003 period. The 270 basis point reduction in Covance's effective tax rate during 2004 is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, higher research and development tax credits in the United Kingdom, and other initiatives.

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

Quarterly Results

                Covance's quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as (1) delays in initiating or completing significant drug development trials, (2) termination or reduction in size of drug development trials, (3) acquisitions and divestitures, (4) changes in the mix of our services, and (5) exchange rate fluctuations. Delays and terminations of trials are often the result of actions taken by Covance's customers or regulatory authorities and are not typically controllable by Covance. Since a large amount of Covance's operating costs are relatively fixed while revenue is subject to fluctuation, moderate variations in the commencement, progress or completion of drug development trials may cause significant variations in quarterly results.

                The following table presents unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 2005. In the opinion of Covance, the information in the table below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included elsewhere in this Annual Report. Operating results for any quarter are not necessarily indicative of the results that may be reported in any future period.

	Quarter Ended
	Dec. 31, 2005		Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
	(Dollars in thousands, except per share data)
Net revenues	$322,354		$295,368	$293,963	$281,265	$268,857	$256,334	$250,995	$244,243
Reimbursable out-of-pockets	20,778		11,759	13,449	11,518	13,487	7,602	7,622	7,257

Total revenues	343,132		307,127	307,412	292,783	282,344	263,936	258,617	251,500

Costs and expenses:
Cost of revenue	214,345		194,823	195,714	186,772	179,995	169,254	167,120	161,576
Reimbursed out-of-pocket expenses	20,778		11,759	13,449	11,518	13,487	7,602	7,622	7,257
Selling, general and administrative	47,069		44,673	44,490	42,136	38,663	39,746	38,393	38,854
Depreciation and amortization	12,729		11,758	11,833	11,501	11,943	11,220	11,453	11,738

Total	294,921		263,013	265,486	251,927	244,088	227,822	224,588	219,425

Income from operations	48,211		44,114	41,926	40,856	38,256	36,114	34,029	32,075
Other (income) expense, net	(803)		(725)	(606)	(430)	(1,341)	(385)	18	(344)

Income before taxes	49,014		44,839	42,532	41,286	39,597	36,499	34,011	32,419
Taxes on income	19,342	(a)	13,685	13,041	12,718	12,464	11,667	10,885	10,516
Equity investee earnings	301		78	59	296	177	341	169	266

Net income	$29,973	(a)	$31,232	$29,550	$28,864	$27,310	$25,173	$23,295	$22,169

Basic earnings per share	$0.48		$0.50	$0.47	$0.46	$0.44	$0.40	$0.37	$0.35
Diluted earnings per share	$0.47	(a)	$0.49	$0.46	$0.45	$0.42	$0.39	$0.36	$0.34

  (a)
  Amounts include an income tax charge associated with the repatriation of $103 million of accumulated foreign earnings under the American Jobs Creation Act of $4.4 million (or $0.07/diluted share).

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

                Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance's $75.0 million revolving credit facility (the "Credit Facility") expires in June 2009 and may be expanded to $125.0 million at Covance's election. Covance believes cash from operations will provide sufficient liquidity for the foreseeable future. At December 31, 2005, there were no outstanding borrowings and $1.5 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a 75 basis point margin. Costs associated with the Credit Facility consisted primarily of bank fees totaling $0.4 million which are being amortized over the five year facility term. The Credit Facility contains various financial and other covenants. At December 31, 2005, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. A commitment fee of 15 basis points on the undrawn balance of the Credit Facility is payable in arrears on the first day of each July, October, January and April, and totaled approximately $0.1 million during each of the years ended December 31, 2005 and 2004, respectively.

                As discussed in Note 11 to the audited consolidated financial statements included elsewhere in this Annual Report, and as set forth in the table below, Covance is obligated under non-cancelable operating leases, primarily for its offices and laboratory facilities. Covance is also obligated under outsourcing agreements related to certain aspects of its information technology and human resources support functions and purchase commitments related to the completion of ongoing facility expansions, both of which are reflected under the caption purchase obligations in the table below. Actual amounts paid under these outsourcing agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables. In addition, early termination of these outsourcing agreements by Covance could result in the payment of termination fees which are not reflected in the table below.

	Payments due by period
Contractual Obligations
	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
	(Dollars in thousands)
Operating Leases	$144,551	$20,444	$32,867	$27,926	$63,314
Purchase Obligations	194,393	73,438	66,755	54,200	—

Total	$338,944	$93,882	$99,622	$82,126	$63,314

                During the year ended December 31, 2005, Covance's operations provided net cash of $182.0 million, an increase of $19.0 million from the corresponding 2004 period. The change in net operating assets used $7.3 million in cash during 2005, primarily due to an increase in accounts receivable and unbilled services, partially offset by increases in income taxes payable, accrued liabilities and unearned revenue, while this net change used $1.8 million in cash during 2004, primarily due to an increase in accounts receivable and unbilled services, partially offset by increases in income taxes payable and accrued liabilities. Covance's ratio of current assets to current liabilities was 2.16 at December 31, 2005 and 2.32 at December 31, 2004.

                Investing activities for the year ended December 31, 2005 used $160.1 million compared to using $93.5 million for the corresponding 2004 period. Capital spending for 2005 totaled $153.1 million, and was primarily for the expansion of our Madison, WI and Harrogate, UK facilities, outfitting of new facilities, purchase of new equipment and upgrade of existing equipment and software for newly hired employees. Acquisition of businesses used $7.1 million during 2005. In June 2005, Covance acquired the business of an antibody products provider for a cash payment of $0.9 million. In August 2005, Covance acquired an 80 bed clinical pharmacology business for cash payments totaling $6.2 million. Capital spending for the corresponding 2004 period totaled $72.9 million, and included expansion and outfitting of new facilities, purchase of new equipment and upgrade of existing equipment and software for newly hired employees. Investing activities for the year ended December 31, 2004 also included a 47% equity investment in Noveprim Limited totaling $20.7 million. This investment was made in March 2004.

                Financing activities for the year ended December 31, 2005 used $25.8 million and consisted primarily of the purchase into treasury of 1,195,500 shares of common stock in connection with two separate 3.0 million share buyback programs authorized by Covance's Board of Directors in February 2003 and June 2004, and the purchase into treasury of 106,500 shares in connection with employee benefit plans, for an aggregate cost of $58.2 million. The cost of these share repurchases was partially offset by cash received from stock option exercises and employee contributions to Covance's non-compensatory employee stock purchase plan totaling $32.4 million. Financing activities for the year ended December 31, 2004 used $73.4 million and consisted primarily of the purchase into treasury of 3,490,800 shares of common stock in connection with two separate 3.0 million share buyback programs authorized by Covance's Board of Directors in February 2003 and June 2004, and the purchase into treasury of 389,289 shares in connection with employee benefit plans, for an aggregate cost of $134.2 million. The cost of these share repurchases was partially offset by cash received from stock option exercises and employee contributions to Covance's non-compensatory employee stock purchase plan totaling $60.8 million. At December 31, 2005, there are approximately 0.7 million shares remaining for repurchase under the Board authorized buyback program.

                The effect of exchange rate changes on cash for the year ended December 31, 2005 was a reduction of $13.2 million versus a $9.9 million increase for the prior year. Covance's cash balances decreased by $17.0 million to $160.7 million at December 31, 2005 from $177.7 million at December 31, 2004.

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

Recently Issued Accounting Standards

                In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, Covance had elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continues to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense in only disclosed in the footnotes to the financial statements. Covance will adopt Statement No. 123(R) in the quarter beginning January 1, 2006. Covance expects the impact of the adoption of SFAS 123(R) to be in the range of $0.16 to $0.18 per share for the year ending December 31, 2006. See Note 2 and Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

                For the year ended December 31, 2005, approximately 36% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency" for a more detailed discussion of our foreign currency risks and exposures.

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

                Covance's management is responsible for establishing and maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting. The purpose of this system of internal accounting controls over financial reporting is to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and are properly recorded, and that accounting records may be relied upon for the preparation of accurate and complete consolidated financial statements. The design, monitoring and revision of internal accounting control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures. Covance also maintains an internal audit function that evaluates and reports on the adequacy and effectiveness of internal controls, policies and procedures.

                Covance's management concluded that its internal control over financial reporting as of December 31, 2005 was effective and adequate to accomplish the objectives described above. Management's assessment was based upon the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Covance's consolidated financial statements and the effectiveness of control over financial reporting have been audited by an independent registered public accounting firm, Ernst & Young LLP, as stated in their reports which are included elsewhere herein.

/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ William E. Klitgaard William E. Klitgaard Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited management's assessment, included in Management's Report on Consolidated Financial Statements and Internal Control, that Covance Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covance Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

                In our opinion, management's assessment that Covance Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Covance Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 23, 2006 expressed an unqualified opinion thereon.

MetroPark, New Jersey
February 23, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited the accompanying consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covance Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Covance Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2006 expressed an unqualified opinion thereon.

MetroPark, New Jersey
February 23, 2006

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

(Dollars in thousands)	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$160,717	$177,712
Accounts receivable	206,098	178,518
Unbilled services	88,297	63,220
Inventory	40,293	40,999
Deferred income taxes	2,062	8,042
Prepaid expenses and other current assets	49,243	40,463

Total Current Assets	546,710	508,954
Property and equipment, net	410,665	319,747
Goodwill, net	61,262	56,876
Other assets	37,966	39,108

Total Assets	$1,056,603	$924,685

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$26,975	$24,346
Accrued payroll and benefits	64,226	63,143
Accrued expenses and other current liabilities	48,298	39,722
Unearned revenue	96,987	87,325
Income taxes payable	16,242	4,590

Total Current Liabilities	252,728	219,126
Deferred income taxes	45,545	46,104
Other liabilities	26,559	21,769

Total Liabilities	324,832	286,999

Commitments and Contingencies
Stockholders' Equity:
Preferred stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock—Par value $0.01 per share; 140,000,000 shares authorized; 71,813,112 and 69,962,527 shares issued and outstanding, including those held in treasury, at December 31, 2005 and 2004, respectively	718	700
Paid-in capital	350,678	289,952
Retained earnings	612,811	493,192
Accumulated other comprehensive income— Cumulative translation adjustment	13,367	41,451
Treasury stock at cost (9,002,620 and 7,700,620 shares at December 31, 2005 and 2004, respectively)	(245,803)	(187,609)

Total Stockholders' Equity	731,771	637,686

Total Liabilities and Stockholders' Equity	$1,056,603	$924,685

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands, except per share data)	2005	2004	2003

Net revenues	$1,192,950	$1,020,429	$940,300
Reimbursable out-of-pockets	57,504	35,968	33,910

Total revenues	1,250,454	1,056,397	974,210

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	791,654	677,945	634,722
Reimbursed out-of-pocket expenses	57,504	35,968	33,910
Selling, general and administrative	178,368	155,656	143,179
Depreciation and amortization	47,821	46,354	45,824

Total costs and expenses	1,075,347	915,923	857,635

Income from operations	175,107	140,474	116,575

Other (income) expense, net:
Interest expense	332	897	1,620
Interest income	(3,969)	(3,187)	(1,429)
Foreign exchange transaction loss, net	1,073	238	683

Other (income) expense, net	(2,564)	(2,052)	874

Income before taxes and equity investee earnings	177,671	142,526	115,701
Taxes on income	58,786	45,532	40,021
Equity investee earnings	734	953	456

Net income	$119,619	$97,947	$76,136

Basic earnings per share	$1.91	$1.57	$1.23
Weighted average shares outstanding—basic	62,602,454	62,474,345	61,757,019

Diluted earnings per share	$1.88	$1.52	$1.21
Weighted average shares outstanding—diluted	63,773,188	64,644,149	63,081,457

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$119,619	$97,947	$76,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,821	46,354	45,824
Non-cash compensation expense associated with employee benefit and stock compensation plans	16,595	13,473	12,992
Deferred income tax provision	5,421	7,516	15,953
Other	(80)	(420)	923
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(24,569)	(21,719)	2,569
Unbilled services	(25,077)	(19,167)	(4,980)
Inventory	763	(1,073)	546
Accounts payable	2,114	4,217	(3,994)
Accrued liabilities	9,082	15,397	(10,523)
Unearned revenue	9,662	5,098	(9,454)
Income taxes payable	23,384	20,789	—
Other assets and liabilities, net	(2,686)	(5,326)	14,173

Net cash provided by operating activities	182,049	163,086	140,165

Cash flows from investing activities:
Capital expenditures	(153,138)	(72,887)	(62,639)
Acquisition of businesses	(7,110)	—	—
Equity method investment	—	(20,741)	—
Other, net	158	142	39

Net cash used in investing activities	(160,090)	(93,486)	(62,600)

Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	32,417	60,783	27,685
Purchase of treasury stock	(58,194)	(134,188)	(15,883)

Net cash (used in) provided by financing activities	(25,777)	(73,405)	11,802

Effect of exchange rate changes on cash	(13,177)	9,917	6,320

Net change in cash and cash equivalents	(16,995)	6,112	95,687

Cash and cash equivalents, beginning of year	177,712	171,600	75,913

Cash and cash equivalents, end of year	$160,717	$177,712	$171,600

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2002	$637	$147,745	$319,109	$1,714		$(37,538)	$431,667

Comprehensive income:
Net income	—	—	76,136	—	$76,136	—	76,136
Currency translation adjustment	—	—	—	20,246	20,246	—	20,246

Total comprehensive income	—	—	—	—	$96,382	—	—

Shares issued under various employee benefit and stock compensation plans	7	15,596	—	—		—	15,603
Stock option exercises	19	25,055	—	—		—	25,074
Tax benefit from stock issued	—	11,138	—	—		—	11,138
Treasury stock, at cost	—	—	—	—		(15,883)	(15,883)

Balance, December 31, 2003	663	199,534	395,245	21,960		(53,421)	563,981

Comprehensive income:
Net income	—	—	97,947	—	$97,947	—	97,947
Currency translation adjustment	—	—	—	19,491	19,491	—	19,491

Total comprehensive income	—	—	—	—	$117,438	—	—

Shares issued under various employee benefit and stock compensation plans	5	16,380	—	—		—	16,385
Stock option exercises	32	57,839	—	—		—	57,871
Tax benefit from stock issued	—	16,199	—	—		—	16,199
Treasury stock, at cost	—	—	—	—		(134,188)	(134,188)

Balance, December 31, 2004	700	289,952	493,192	41,451		(187,609)	637,686

Comprehensive income:
Net income	—	—	119,619	—	$119,619	—	119,619
Currency translation adjustment	—	—	—	(28,084)	(28,084)	—	(28,084)

Total comprehensive income	—	—	—	—	$91,535	—	—

Shares issued under various employee benefit and stock compensation plans	4	20,179	—	—		—	20,183
Stock option exercises	14	28,815	—	—		—	28,829
Tax benefit from stock issued	—	11,732	—	—		—	11,732
Treasury stock, at cost	—	—	—	—		(58,194)	(58,194)

Balance, December 31, 2005	$718	$350,678	$612,811	$13,367		$(245,803)	$731,771

The accompanying notes are an integral part of these consolidated financial statements.

 COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

1.    Organization

                Covance Inc. and its subsidiaries ("Covance") is a leading drug development services company providing a wide range of early stage and late stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. Covance's operations constitute two segments for financial reporting purposes. The first segment, early development services, includes preclinical and clinical pharmacology service offerings. The second segment, late-stage development services, includes central laboratory, clinical development, periapproval, cardiac safety services, and market access services. Operations are principally focused in the United States and Europe.

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

    Financial Instruments

                The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts as reported at December 31, 2005 and 2004.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
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

    Prepaid Expenses and Other Current Assets

                In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $31.6 million and $22.3 million at December 31, 2005 and 2004, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

    Property and Equipment

                Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method at rates adequate to allocate the cost of the applicable assets over their estimated useful lives, which range in term from three to thirty years. Leasehold improvements are capitalized and amortized on a straight-line basis over the associated remaining lease term. The cost of computer software developed or obtained for internal use is accounted for in accordance with the Accounting Standards Executive Committee's Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Repairs and maintenance are expensed as incurred.

    Goodwill and Impairment of Goodwill

                Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill. The annual test for impairment performed for 2005 did not identify any instances of impairment.

    Impairment of Long-Lived Assets

                Covance assesses impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Assessments of the recoverability of long-lived assets are conducted when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the asset from

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

the expected future undiscounted cash flows of related operations. No events have been identified that caused an evaluation of the recoverability of the long-lived assets for the years ended December 31, 2005, 2004 and 2003.

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
DECEMBER 31, 2005, 2004 AND 2003
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

                Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the one-time opportunity provided under the American Jobs Creation Act, pursuant to which Covance repatriated $103 million in accumulated foreign earnings in the fourth quarter of 2005, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of December 31, 2005. See Note 7.

    Comprehensive Income

                Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented.

    Stock Based Compensation

                Covance has several stock-based compensation plans as described in Note 10. Through the year ended December 31, 2005, Covance continued to follow the disclosure-only provisions of SFAS No. 123 and, accordingly, continued to account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized. See Note 2 "Recently Issued Accounting Standards".

                The fair value of the Covance stock options used to compute the net income and earnings per share disclosures required under SFAS No. 123 is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2005, 2004 and 2003, respectively: expected volatility of 43.6%, 42.4% and 44.9%; risk free interest rate of 3.68%, 3.43% and 3.42%; and an expected holding period of five years, six years and seven years.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

                While Covance does record compensation expense related to awards of stock, no compensation cost was recorded for option grants under Covance's stock option plans as all options granted under these plans are issued with an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 had Covance applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to all of its stock-based employee compensation plans.

	2005	2004	2003
Net income, as reported	$119,619	$97,947	$76,136
Add: Stock award-based employee compensation included in reported net income, net of related tax effects	5,219	3,133	2,743
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,096)	(14,037)	(12,323)

Pro forma net income	$107,742	$87,043	$66,556

Earnings per share:
Basic—as reported	$1.91	$1.57	$1.23
Basic—pro forma	$1.72	$1.39	$1.08

Diluted—as reported	$1.88	$1.52	$1.21
Diluted—pro forma	$1.69	$1.35	$1.06

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

                In computing diluted EPS for the years ended December 31, 2005, 2004 and 2003, the denominator was increased by 1,170,734 shares, 2,169,804 shares and 1,324,438 shares, respectively, representing the dilutive effect of stock options outstanding at December 31, 2005, 2004 and 2003, with exercise prices less than the average market price of Covance's common stock during each respective period. Excluded from the computation of diluted EPS for the year ended December 31, 2005 were options to purchase 54,617 shares of common stock at prices ranging from $47.27 to $52.71 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2005. Excluded from the computation of diluted EPS for the year ended December 31, 2004 were options to purchase 331,072 shares of common stock at prices ranging from $35.84 to $41.45 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2004. Excluded from the computation of diluted EPS for the year ended December 31, 2003 were options to purchase 804,416 shares of common stock at prices ranging from $26.94 to $29.13 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2003.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
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

    Supplemental Cash Flow Information

                Cash paid for interest for the years ended December 31, 2005, 2004 and 2003 totaled $0.2 million, $0.9 million and $0.9 million, respectively. Cash paid for income taxes for the years ended December 31, 2005, 2004 and 2003 totaled $25.2 million, $21.1 million and $16.6 million, respectively. The change in income taxes payable at December 31, 2005 and 2004 includes a tax benefit from employee exercises of non-qualified stock options totaling $11.7 million and $16.2 million, respectively.

    Recently Issued Accounting Standards

                In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, Covance had elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continues to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense in only disclosed in the footnotes to the financial statements. Covance will adopt Statement No. 123(R) in the quarter beginning January 1, 2006. Covance expects the impact of the adoption of SFAS 123(R) to be in the range of $0.16 to $0.18 per share for the year ending December 31, 2006. See Note 2 and Note 10.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

3.    Property and Equipment

                Property and equipment at December 31, 2005 and 2004 consist of the following:

	2005	2004
Property and equipment at cost:
Land	$26,462	$26,818
Buildings and improvements	292,077	258,935
Equipment and vehicles	198,948	182,238
Computer hardware and software	168,127	150,371
Furniture, fixtures & leasehold improvements	61,605	61,835
Construction-in-progress	64,420	22,203

	811,639	702,400
Less: Accumulated depreciation and amortization	(400,974)	(382,653)

Property and equipment, net	$410,665	$319,747

                Depreciation and amortization expense aggregated $47.8 million, $46.4 million and $45.8 million for 2005, 2004 and 2003, respectively.

4.    Goodwill

                At December 31, 2005, Goodwill, net of accumulated amortization of $17.7 million, aggregated $61.3 million. Early development segment goodwill, net of accumulated amortization, totaled $11.1 million while late-stage development segment goodwill, net of accumulated amortization, totaled $50.2 million. At December 31, 2004, Goodwill, net of accumulated amortization of $17.7 million, aggregated $56.9 million. Early development segment goodwill, net of accumulated amortization, totaled $6.7 million while late-stage development segment goodwill, net of accumulated amortization, totaled $50.2 million.

5.    Equity Method Investees

                In March 2004, Covance acquired a 47% minority equity position in Noveprim Limited, an existing supplier of research products, for a total cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim's net assets is approximately $13.8 million. This investment is reflected in Other Assets on the Consolidated Balance Sheet. During the years ended December 31, 2005 and 2004, Covance recognized income of $1.3 million and $0.4 million, respectively, representing its share of Noveprim's earnings, less the elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at December 31, 2005 and 2004. The carrying value of Covance's investment in Noveprim as of December 31, 2005 and 2004 was $21.7 million and $21.1 million, respectively.

                Covance has a minority equity position (approximately 21% at December 31, 2005) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the years ended December 31, 2005 and 2004, Covance recognized a loss of $0.5 million and income of $0.5 million, respectively, representing its pro rata share of BITI's earnings. The carrying value of Covance's investment in BITI as of December 31, 2005 and 2004 was $0.5 million and $1.0 million, respectively, while the fair market value was $7.6 million and $12.9 million, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

6.    Acquisitions

                In 2005, Covance acquired two businesses, the largest of which was the acquisition of GFI Clinical Services (an 80 bed clinical pharmacology business) for cash payments totaling $7.1 million. The goodwill resulting from these acquisitions aggregated $4.4 million.

7.    Taxes on Income

                The components of income before taxes and the related provision (benefit) for taxes on income for 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Income before taxes and equity investee results:
Domestic	$109,189	$93,455	$63,838
International	68,482	49,071	51,863

Total	$177,671	$142,526	$115,701

Federal income taxes:
Current provision	$44,431	$26,695	$11,914
Deferred (benefit) provision	(3,077)	4,106	10,228
International income taxes:
Current (benefit) provision	(879)	10,378	11,288
Deferred (benefit) provision	11,843	(1,743)	2,279
State and other income taxes:
Current provision	6,908	5,509	2,851
Deferred (benefit) provision	(440)	587	1,461

Income tax provision	$58,786	$45,532	$40,021

                The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Taxes at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	2.4	2.8	2.4
Impact of international operations	(7.3)	(6.0)	(3.9)
Federal tax on repatriated earnings	2.4	—	—
Other, net	0.6	0.1	1.1

Total	33.1%	31.9%	34.6%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

                The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Current deferred tax assets:
Liabilities not currently deductible	$2,062	$8,042

Non-current deferred tax assets:
Liabilities not currently deductible	$964	$284

Non-current deferred tax liabilities:
Property and equipment	(43,787)	(39,817)
Earnings not currently taxable	(2,722)	(6,571)

Total non-current deferred tax liabilities	(46,509)	(46,388)

Net non-current deferred tax liabilities	$(45,545)	$(46,104)

                On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among other things, the Act provided a temporary incentive for multi-national companies to repatriate previously unremitted foreign earnings by allowing companies a special one-time tax deduction equal to 85% of qualified foreign earnings that were repatriated. During the fourth quarter of 2005, Covance repatriated $103 million in foreign earnings under the Act, which resulted in the recording of an income tax charge of $4.4 million (or $0.07/diluted share).

                Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the amounts repatriated in the fourth quarter of 2005 under the Act, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance. As a result, taxes have not been provided on the remaining accumulated foreign unremitted earnings totaling approximately $125 million at December 31, 2005.

8.    Credit Facility

                On June 30, 2004, Covance entered into a new $75.0 million revolving credit facility (the "Credit Facility"), which expires in June 2009. At both December 31, 2005 and 2004, there were no outstanding borrowings under the Credit Facility. At both December 31, 2005 and 2004, there were $1.5 million of outstanding letters of credit under the Credit Facility.

                At December 31, 2005, Covance was in compliance with the terms of the Credit Facility, including all financial covenants. Commitment fees paid during 2005, 2004 and 2003, which under the Credit Facility are 15 basis points on the undrawn balance, and under the prior credit facility were 50 basis points of the undrawn balance, approximated $0.1 million, $0.4 million, and $0.8 million, respectively. The Credit Facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans

                Covance sponsors various pension and other post-retirement benefit plans.

    Defined Benefit Pension Plans

                Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded and has a measurement date of September 30, while the UK pension plans are funded and have a measurement date of December 31. Covance's funding policy has been to contribute annually a fixed percentage of the eligible employee's salary at least equal to the local statutory funding requirements. The components of net periodic pension cost for these plans for 2005, 2004 and 2003 are as follows:

	United Kingdom Plans			German Plan
	2005	2004	2003	2005	2004	2003
Components of Net Periodic Pension Cost:
Service cost	$4,908	$4,679	$4,198	$346	$299	$251
Interest cost	5,595	4,878	3,773	272	247	207
Expected return on plan assets	(5,694)	(4,370)	(3,222)	—	—	—
Amortization of net actuarial loss	1,525	1,124	1,185	17	6	6
Participant contributions	(2,224)	(2,036)	(1,852)	—	—	—

Net periodic pension cost	$4,110	$4,275	$4,082	$635	$552	$464

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.75%	6.00%	6.00%	5.10%	5.65%	5.75%
Expected rate of return on assets	6.75%	6.00%	6.00%	n/a	n/a	n/a
Salary increases	4.00%	3.50%	3.50%	2.50%	2.90%	3.00%

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The change in the projected benefit obligation and plan assets and a reconciliation of the funded status of the plans to the amounts reported in the consolidated balance sheets as of December 31, 2005 and 2004 is as follows:

	United Kingdom Plans		German Plan
	2005	2004	2005	2004
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$103,269	$79,420	$5,128	$3,944
Service cost	4,908	4,679	346	299
Interest cost	5,595	4,878	272	247
Actuarial loss	18,158	8,209	807	293
Benefits paid	(1,206)	(1,472)	(86)	(79)
Foreign currency exchange rate changes	(10,935)	7,555	(732)	424

Benefit obligation, end of year	$119,789	$103,269	$5,735	$5,128

Change in Fair Value of Assets:
Fair value of plan assets, beginning of year	$86,745	$68,454	$—	$—
Covance contributions	3,304	3,973	—	—
Employee contributions	2,083	1,772	—	—
Actual return on plan assets	16,496	7,618	—	—
Benefits paid	(1,206)	(1,472)	—	—
Foreign currency exchange rate changes	(9,078)	6,400	—	—

Fair value of plan assets, end of year	$98,344	$86,745	$—	$—

Reconciliation of Funded Status of the Plans to Balance Sheet Position:
Funded status—under funded	$(21,445)	$(16,524)	$(5,735)	$(5,128)
Unrecognized net actuarial loss	33,559	30,696	1,273	610

Balance sheet position—prepaid (accrued)	$12,114	$14,172	$(4,462)	$(4,518)

Weighted Average Assumptions Used to Determine Benefit Obligations:
Discount rate	5.00%	5.75%	4.65%	5.25%
Salary increases	4.00%	4.00%	2.50%	2.50%

                The accumulated benefit obligation for the UK pension plans was $96,923 and $83,270 at December 31, 2005 and 2004, respectively. The accumulated benefit obligation for the German plan was $4,448 and $4,103 at December 31, 2005 and 2004, respectively.

                The investment policies for the UK pension plans are set by the plan trustees, based upon the guidance of professional advisors and after consultation with the Company, taking into consideration the plans' liabilities and future funding levels. The trustees have set the long-term investment policy largely in accordance

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

with the asset allocation of a broadly diversified investment portfolio. Assets are invested within the target ranges as follows:

Equity securities	51%—61%
Debt securities	31%—44%
Real estate	4%— 9%
Other	0%— 5%

                The weighted average asset allocation of the UK pension plans as of December 31, 2005 and 2004 by asset category is as follows:

	2005	2004
Equity securities	61%	83%
Debt securities	36%	10%
Real estate	0%	0%
Other	3%	7%

Total	100%	100%

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

                Covance expects to contribute $3,357 to its UK plans in 2006. No contributions are expected to be made to the German plan, since that plan is unfunded.

                Expected future benefit payments are as follows:

Year Ending December 31,	United Kingdom Plans	German Plan
2006	$1,360	$99
2007	$2,348	$101
2008	$2,137	$101
2009	$2,846	$106
2010	$2,728	$111
2011-2015	$19,187	$575

    Supplemental Executive Retirement Plan

                In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan ("SERP"). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

and compensation of the participating employees. The measurement date for the SERP is November 30. The components of net periodic pension cost for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Components of Net Periodic Pension Cost:
Service cost	$1,108	$946	$563
Interest cost	586	524	391
Amortization of prior service cost	76	76	—
Amortization of net actuarial loss	—	33	8

Net periodic pension cost	$1,770	$1,579	$962

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.00%	6.25%	6.75%
Salary increases	4.00%	4.00%	4.50%

                The change in the projected benefit obligation and the reconciliation of such amount to that reported in the consolidated balance sheets as of December 31, 2005 and 2004 is as follows:

	2005	2004
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$8,661	$7,437
Service cost	1,108	946
Interest cost	586	524
Actuarial loss (gain)	633	(246)

Benefit obligation, end of year	$10,988	$8,661

Reconciliation of Funded Status of the Plan to Balance Sheet Position:
Funded status—under funded	$(10,988)	$(8,661)
Unrecognized actuarial net loss	1,431	798
Unrecognized prior service cost	610	687
Additional minimum liability	(610)	—

Accrued benefit liability	$(9,557)	$(7,176)

Weighted Average Assumptions Used to Determine Benefit Obligation:
Discount rate	5.50%	6.00%
Salary increases	4.00%	4.00%

                The accumulated benefit obligation as of December 31, 2005 and 2004 is $9,557 and $7,176, respectively.

                Expected future benefit payments are as follows:

Year Ending December 31,
2006	$—
2007	$1,651
2008	$304
2009	$—
2010	$479
2011-2015	$10,677

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

    Post-Employment Retiree Health and Welfare Plan

                Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees. The measurement date for this plan is November 30. The components of net periodic post-retirement benefit cost for 2005, 2004 and 2003 are as follows:

	2005		2004		2003
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$164		$210		$222
Interest cost	366		390		383
Amortization of prior service benefit	—		(390)		(397)
Amortization of net actuarial loss	175		231		182

Net periodic post-retirement benefit cost	$705		$441		$390

Weighted Average Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Weighted average discount rate	6.00%		6.25%		6.75%
Health care cost trend rate	9.00	%(a)	10.00	%(a)	9.90	%(a)

(a)
decreasing to ultimate trend of 5.00% in 2009

                The change in the projected post-retirement benefit obligation and the reconciliation of such amount to that reported in the consolidated balance sheets as of December 31, 2005 and 2004 is as follows:

	2005		2004
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$6,022		$6,169
Service cost	164		210
Interest cost	366		390
Participant contributions	303		198
Actuarial gain	(437)		(364)
Benefits paid	(604)		(581)

Benefit obligation, end of year	$5,814		$6,022

Reconciliation of Funded Status of the Plan to Balance Sheet Position:
Funded status—under funded	$(5,814)		$(6,022)
Unrecognized actuarial net loss	942		1,548

Accrued benefit liability	$(4,872)		$(4,474)

Assumptions Used to Determine Benefit Obligation:
Weighted average discount rate	5.50%		6.00%
Health care cost trend rate	9.00	%(a)	9.00	%(a)

(a)
decreasing to ultimate trend of 5.00% in 2009

                A one-percentage-point increase or decrease in the assumed health care cost trend rate would not impact the net service and interest cost components of the net periodic post-retirement benefit cost or the

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

post-retirement benefit obligation since future increases in plan costs are paid by participant contributions. Covance expects to contribute $585 to the post-employment retiree health and welfare plan in 2006.

                Expected future benefit payments are as follows:

Year ending December 31,
2006	$939
2007	$989
2008	$1,014
2009	$1,060
2010	$1,085
2011-2015	$5,743

                In December 2003, the President of the United States signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Prescription Drug Act"). The Prescription Drug Act introduces a prescription drug benefit beginning in 2006 under Medicare (Medicare Part D) as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Final regulations on determining actuarial equivalency were issued on January 21, 2005. Covance completed its review of the final regulations during the first quarter of 2005 and has determined that the benefits provided under its postretirement benefit plan are actuarially equivalent to Medicare Part D. The effect of the Prescription Drug Act has been incorporated into the measurement of plan obligations at November 30, 2005, resulting in a $1.0 million reduction of the benefit obligation.

    Defined Contribution Plans

                U.S. employees are eligible to participate in Covance's 401(k) plan, while employees in international locations are eligible to participate in either defined benefit or defined contribution plans, depending on the plan offered at their location. Aggregate Covance contributions to its various defined contribution plans totaled $14.6 million, $14.0 million and $13.5 million for 2005, 2004 and 2003, respectively.

10.    Stockholders' Equity

    Preferred Stock

                Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 2005, no Covance Series Preferred Stock has been issued or is outstanding.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

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

    Treasury Stock

                In June 2004, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance's stock repurchase program. For the years ended December 31, 2005, 2004, and 2003, Covance repurchased 1.2 million shares, 3.5 million shares, and 0.6 million shares, respectively, under Covance's stock repurchase program. At December 31, 2005 there were 0.7 million shares remaining for purchase under the 2004 authorization. Covance also reacquires shares of its common stock in connection with certain employee benefit plans when employees tender shares either in connection with reload stock options or to satisfy income tax withholdings associated with the vesting of stock awards. The following table sets forth the treasury stock activity during 2005, 2004 and 2003:

	2005		2004		2003
	$	# shares	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$53,210	1,195.5	$119,450	3,490.8	$13,515	640.3
Employee benefit plans	4,984	106.5	14,738	389.3	2,368	81.9

Total	$58,194	1,302.0	$134,188	3,880.1	$15,883	722.2

    Stock Compensation Plans

                In June 2002, Covance's Board of Directors adopted the 2002 Employee Stock Option Plan (the "2002 ESOP"). The 2002 ESOP will expire on June 24, 2012. The 2002 ESOP authorizes the Compensation and Organization Committee of the Board of Directors (the "Compensation Committee"), or such committee as is appointed by the Covance Board of Directors, to administer the 2002 ESOP, to grant awards to employees of Covance or entities in which Covance has a controlling or significant interest, except that officers as defined in Rule 16(a)-1(f) of the Securities Exchange Act of 1934, and members of the Board of Directors are not eligible to receive awards. The 2002 ESOP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock and stock appreciation rights. The exercise period for stock options granted under the 2002 ESOP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options granted under the 2002 ESOP is determined by the Compensation Committee at the time of grant and options vest over a two year period. The number of shares of Covance common stock initially available for grant under the 2002 ESOP totaled 5.9 million. At December 31, 2005, there were approximately 3.2 million shares remaining available for grants or awards under the 2002 ESOP.

                In May 2002, Covance's shareholders approved the 2002 Employee Equity Participation Plan (the "2002 EEPP") in replacement of the 2000 Employee Equity Participation Plan (the "2000 EEPP"). The 2002 EEPP became effective on May 7, 2002 and will expire on May 6, 2012. The 2002 EEPP authorizes the

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

Compensation Committee, or such committee as is appointed by the Covance Board of Directors, to administer the 2002 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant interest. The 2002 EEPP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. The exercise period for stock options granted under the 2002 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options granted under the 2002 EEPP is determined by the Compensation Committee at the time of grant, and options vest over a three year period for senior executives and over a two year period for all other optionees. The number of shares of Covance common stock initially available for grant under the 2002 EEPP totaled approximately 3.25 million plus approximately 0.9 million shares remaining available under the 2000 EEPP at the time the 2002 EEPP was approved. Effective upon approval of the 2002 EEPP, no further grants or awards were permitted under the 2000 EEPP. All grants and awards under the 2000 EEPP remaining outstanding are now administered and paid in accordance with the provisions of the 2000 EEPP out of shares issuable under the 2002 EEPP. At December 31, 2005 there were approximately 3.9 million shares remaining available for grants or awards under the 2002 EEPP. During 2005, 2004 and 2003, Covance issued stock awards of 0.2 million, 0.2 million and 0.1 million shares, respectively, to certain members of management, the weighted-average per share fair market value of which was $48.91, $39.06 and $26.80, respectively. Compensation expense related to these awards of stock is recorded ratably over the three year vesting period, and totaled $7.8 million, $4.7 million and $4.2 million during 2005, 2004 and 2003, respectively.

                The following table sets forth Covance's stock option activity during 2005, 2004 and 2003:

	Number of Shares (in thousands)	Weighted Average Price
Options outstanding, December 31, 2002	7,048.2	$17.36
Granted	1,422.9	$22.90
Exercised	(1,793.8)	$13.97
Forfeited	(271.0)	$21.25

Options outstanding, December 31, 2003	6,406.3	$19.37
Granted	1,431.4	$31.82
Exercised	(3,079.7)	$18.78
Forfeited	(197.3)	$21.47

Options outstanding, December 31, 2004	4,560.7	$23.57
Granted	822.2	$42.83
Exercised	(1,384.3)	$20.83
Forfeited	(156.7)	$25.90

Options outstanding, December 31, 2005	3,841.9	$28.58

                The weighted average fair value of the stock options granted during 2005, calculated using the Black-Scholes option-pricing model with the assumptions as set forth in Note 2, was $18.14 per share.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

                The following table sets forth the status of all options outstanding at December 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable
Option Price Range	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Price	Number of Shares (in thousands)	Weighted Average Price
$ 8.29-$11.22	236.1	4.6 years	$10.04	236.1	$10.04
$12.81-$18.80	519.9	6.1 years	$17.63	519.9	$17.63
$19.30-$27.44	1,123.8	5.4 years	$23.46	1,022.6	$23.40
$29.13-$42.89	1,849.1	8.6 years	$36.03	558.8	$33.13
$43.79-$52.71	113.0	9.5 years	$46.74	—	—

                At December 31, 2005, 2004 and 2003, respectively, there were exercisable stock options of 2,337,382 shares (weighted average price of $23.09) 2,394,952 shares (weighted average price of $19.00), and 4,168,023 shares (weighted average price of $18.50).

                Covance also has a noncompensatory employee stock purchase plan (the "ESPP") pursuant to which Covance may make available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP, administered by the Compensation Committee, is intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions. A maximum of 3.0 million shares may be purchased by Covance employees under the ESPP. During 2005, 2004 and 2003, a total of 102,501 shares, 116,701 shares and 156,300 shares of common stock, respectively, were issued under the ESPP. At December 31, 2005, there were approximately 1.0 million shares remaining for purchase under the ESPP.

11.    Commitments and Contingencies

                Covance is obligated under non-cancelable operating leases, primarily for its offices and laboratory facilities. These leases generally contain customary scheduled rent increases or escalation clauses and renewal options. Covance is also obligated under outsourcing agreements related to certain aspects of its information technology and human resources support functions and purchase commitments related to the completion of ongoing facility expansions, both of which are reflected under the caption purchase obligations in the table below. Actual amounts paid under these outsourcing agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables. In addition, early termination of these outsourcing agreements by Covance could result in the payment of termination fees which are not reflected in the table below.

	Year ending December 31,
	2006	2007	2008	2009	2010	2011+
Operating Leases	$20,444	$16,886	$15,981	$14,977	$12,949	$63,314
Purchase Obligations	73,438	36,160	30,595	28,100	26,100	—

Total	$93,882	$53,046	$46,576	$43,077	$39,049	$63,314

                Operating lease rental expense aggregated $24.8 million, $28.0 million and $31.3 million for 2005, 2004 and 2003, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

12.    Segment Information

                Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's preclinical and clinical pharmacology service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance's central laboratory, clinical development, periapproval, cardiac safety services, and market access services, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug's commercial potential.

                The accounting policies of the reportable segments are the same as those described in Note 2.

	Early Development		Late-Stage Development	Other Reconciling Items		Total
Total revenues from external customers:
2005	$562,167		$630,783	$57,504	(a)	$1,250,454
2004	$478,744		$541,685	$35,968	(a)	$1,056,397
2003	$411,403		$528,897	$33,910	(a)	$974,210
Depreciation and amortization:
2005	$26,165		$17,988	$3,668	(b)	$47,821
2004	$24,138		$18,034	$4,182	(b)	$46,354
2003	$22,743		$19,575	$3,506	(b)	$45,824
Operating income:
2005	$140,087		$104,667	$(69,647	)(c)	$175,107
2004	$111,570		$84,855	$(55,951	)(c)	$140,474
2003	$83,311		$79,227	$(45,963	)(c)	$116,575
Segment assets:
2005	$550,516		$354,124	$151,963	(d)	$1,056,603
2004	$471,192		$374,900	$78,593	(d)	$924,685
2003	$380,084		$350,748	$76,793	(d)	$807,625
Investment in Equity Method Investees:
2005	$21,745	(e)	$—	$455	(f)	$22,200
2004	$21,112	(e)	$—	$992	(f)	$22,104
2003	$—		$—	$456	(f)	$456
Capital expenditures:
2005	$114,624		$33,141	$5,373	(g)	$153,138
2004	$54,844		$13,758	$4,285	(g)	$72,887
2003	$27,846		$32,314	$2,479	(g)	$62,639

(a)
Represents revenues associated with reimbursable out-of-pocket expenses.
(b)
Represents depreciation and amortization on corporate fixed assets.
(c)
Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal).
(d)
Represents corporate assets.
(e)
Represents equity investment in Noveprim Limited.
(f)
Represents equity investment in Bio-Imaging Technologies, Inc.
(g)
Represents corporate capital expenditures.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands, unless otherwise indicated)

13.    Geographic Information

	United States	United Kingdom	Switzerland	Other	Total
Net revenues from external customers(1)
2005	$758,220	$166,062	$132,964	$135,704	$1,192,950
2004	$671,883	$156,946	$92,754	$98,846	$1,020,429
2003	$617,942	$149,123	$101,119	$72,116	$940,300
Long-lived assets(2)
2005	$265,944	$102,262	$27,509	$14,950	$410,665
2004	$190,373	$81,505	$31,864	$16,005	$319,747
2003	$173,086	$66,334	$30,093	$14,900	$284,413

(1)
Net revenues are attributable to geographic locations based on the physical location where the services are performed.
(2)
Long-lived assets represents the net book value of property and equipment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None

Item 9A. Controls and Procedures

                (a)    Evaluation of Disclosure Controls and Procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective.

                (b)    Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. See Management's Report on Consolidated Financial Statements and Internal Control, which is included herein. Ernst & Young LLP, an independent registered public accounting firm, issued an attestation report on management's assessment of internal control, which is included herein.

                For additional information, please see "Management's Report on Consolidated Financial Statements and Internal Control" included in this Annual Report.

                (c)    Attestation Report of Independent Registered Public Accounting Firm. The attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting is included in Item 8 of this Annual Report under the caption "Report of Independent Registered Accounting Firm" which is included herein.

                (d)    Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

                None

PART III

Item 10. Directors and Executive Officers of the Registrant

                The information required by this item for executive officers is set forth under the heading "Executive Officers" in Part I, Item 1 of this report.

                Information under the headings "Proposal 1—Election of Directors", "The Board of Directors and its Committees", "Committees of the Board", "Board Nomination Process" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with the 2006 Annual Meeting of Shareholders to be held May 10, 2006, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2005, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

                The Company has adopted a Code of Ethics for Finance Professionals in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer, and its principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics for Finance Professionals is available on the Company's web site at www.covance.com, free of charge, under the caption, "Investor Relations—Corporate Governance." The Company intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics for Finance Professionals by posting such information on the Company's web site at the address and location specified above.

Item 11. Executive Compensation

                Information on Director and executive compensation is incorporated by reference to the headings "Directors' Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement in connection with its 2006 Annual Meeting of Shareholders to be held on May 10, 2006, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2005, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership by Certain Beneficial Owners and Management of Covance

                Information on security ownership by certain beneficial owners and management of Covance is incorporated by reference to the headings "Stock Ownership of Directors Executive Officers and Certain Shareholders" in the Company's definitive Proxy Statement in connection with its 2006 Annual Meeting of Shareholders to be held on May 10, 2006, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2005 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,894,904	$24.35	4,019,798

Equity compensation plans not approved by security holders	1,947,013	$32.69	4,174,499	[1]

TOTAL	3,841,917	$28.58	8,194,297	[1]

  1
  Includes: 964,251 securities available for issuance under Covance's Employee Stock Purchase Plan pursuant to which Covance makes available for sale to its employees shares of Common Stock at a price equal to 85% of the lower of fair market value on the first or last day of each calendar quarter.

Item 13. Certain Relationships and Related Transactions

                None

Item 14. Principal Accountant Fees and Services

                Incorporated by reference to the heading "Principal Accountant Fees and Services" in the Company's definitive Proxy Statement in connection with its 2006 Annual Meeting of Shareholders to be held on May 10, 2006, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2005, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1.	Financial Statements. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 26.
2.	Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.	Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (b) below and in the accompanying Exhibit Index.

(b) Item 601 Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.
4.2	Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.
10.3	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.4	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.5	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.6	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.7	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.8	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.10	2000 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.11	Letter Agreement between Covance Inc. and Stephen J. Sullivan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
10.12	Asset and Stock Purchase Agreement, dated as of December 21, 2000 among Covance Inc., Covance Clinical and Periapproval Services Ltd., and Fisher Scientific International, Inc. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit Number	Description

10.13	Credit Agreement among Covance Inc., Lenders named Therein, Bank of America, N.A., Barclays Bank PLC, PNC Bank, National Association, The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust Company dated June 28, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.14	Stock Purchase Agreement between Covance Inc. and Akzo Nobel Inc. dated as of April 23, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.15	Employment Agreement between Covance Inc. and Christopher A. Kuebler dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.16	Letter Agreement between Covance Inc. and Joseph Herring dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.17	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.18	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.19	Letter Agreement between Covance Inc. and Donald Kraft dated June 25, 2002. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.20	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.21	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.22	Letter Agreement between Covance Inc. and James Lovett dated March 3, 2003. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.23	Covance Inc. Variable Compensation Plan effective January 1, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.24	Letter Agreement between Covance Inc. and Wendel Barr dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.25	Letter Agreement between Covance Laboratories Limited and Anthony Cork dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.26	Credit Agreement among Covance Inc., PNC Bank, National Association, as agent, and the banks named therein dated as of June 30, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.27	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.28	Form of Executive Officer Restricted Stock Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.29	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.30	Agreement between Covance Inc. and Christopher A. Kuebler dated November 2, 2004. Incorporated by reference to Covance's Form 8-K dated November 4, 2004.
10.31	Agreement between Covance Inc. and Richard Cimino dated December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.32	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.

Exhibit Number	Description

10.33	Restricted Share Agreement between Covance Inc. and Christopher A. Kuebler, dated as of December 31, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.34	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.35	Agreement between Covance Inc. and Deborah Tanner dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 23, 2006.
21	Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

(c) Financial Statement Schedules.

                None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Covance has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: March 1, 2006	By:	/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Covance and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring Joseph L. Herring	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2006

/s/ William E. Klitgaard William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2006

/s/ Michael Giannetto Michael Giannetto	Corporate Vice President and Controller (Principal Accounting Officer)	March 1, 2006

/s/ Kathleen G. Bang Kathleen G. Bang	Director	March 1, 2006

/s/ Robert Barchi Robert Barchi	Director	March 1, 2006

/s/ Robert M. Baylis Robert M. Baylis	Director	March 1, 2006

/s/ Sandra L. Helton Sandra L. Helton	Director	March 1, 2006

/s/ Irwin Lerner Irwin Lerner	Director	March 1, 2006

/s/ J. Randall MacDonald J. Randall MacDonald	Director	March 1, 2006

/s/ William C. Ughetta William C. Ughetta	Director	March 1, 2006

LIST OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.

3.2	By-Laws. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.

4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.

4.2	Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.

10.3	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.4	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.5	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.6	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.7	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.

10.8	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.9	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.10	2000 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.11	Letter Agreement between Covance Inc. and Stephen J. Sullivan. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended March 31, 2000.

10.12	Asset and Stock Purchase Agreement, dated as of December 21, 2000 among Covance Inc., Covance Clinical and Periapproval Services Ltd., and Fisher Scientific International, Inc. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.13	Credit Agreement among Covance Inc., Lenders named Therein, Bank of America, N.A., Barclays Bank PLC, PNC Bank, National Association, The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust Company dated June 28, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.14	Stock Purchase Agreement between Covance Inc. and Akzo Nobel Inc. dated as of April 23, 2001. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.15	Employment Agreement between Covance Inc. and Christopher A. Kuebler dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16	Letter Agreement between Covance Inc. and Joseph Herring dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit Number	Description

10.17	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.18	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.

10.19	Letter Agreement between Covance Inc. and Donald Kraft dated June 25, 2002. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.20	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.21	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.22	Letter Agreement between Covance Inc. and James Lovett dated March 3, 2003. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.23	Covance Inc. Variable Compensation Plan effective January 1, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.24	Letter Agreement between Covance Inc. and Wendel Barr dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.25	Letter Agreement between Covance Laboratories Limited and Anthony Cork dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.26	Credit Agreement among Covance Inc., PNC Bank, National Association, as agent, and the banks named therein dated as of June 30, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.27	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.28	Form of Executive Officer Restricted Stock Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.29	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.30	Agreement between Covance Inc. and Christopher A. Kuebler dated November 2, 2004. Incorporated by reference to Covance's Form 8-K dated November 4, 2004.

10.31	Agreement between Covance Inc. and Richard Cimino dated December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.

10.32	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.

10.33	Restricted Share Agreement between Covance Inc. and Christopher A. Kuebler, dated as of December 31, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.34	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.35	Agreement between Covance Inc. and Deborah Tanner dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 23, 2006.

21	Subsidiaries. Filed herewith.

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
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
LIST OF EXHIBITS