Form 10-Q
period 2006-03-31
COVANCE INC
filed 2006-05-09
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

or

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

(609) 452-4440
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (the “Exchange Act”) of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒      NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as described in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☒                 Accelerated Filer  ☐                            Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐                    NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 14, 2006, the Registrant had 63,556,557 shares of common stock outstanding.

Covance Inc.
Form 10-Q For the Quarterly Period Ended March 31, 2006

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005

(Dollars in thousands)	March 31,	December 31,
	2006	2005
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$191,097	$160,717
Accounts receivable	193,736	206,098
Unbilled services	96,207	88,297
Inventory	40,520	40,293
Deferred income taxes	2,085	2,062
Prepaid expenses and other current assets	58,651	49,243
Total Current Assets	582,296	546,710
Property and equipment, net	416,697	410,665
Goodwill, net	61,262	61,262
Other assets	38,335	37,966
Total Assets	$1,098,590	$1,056,603
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$24,679	$26,975
Accrued payroll and benefits	50,875	64,226
Accrued expenses and other current liabilities	49,408	48,298
Unearned revenue	90,655	96,987
Income taxes payable	18,450	16,242
Total Current Liabilities	234,067	252,728
Deferred income taxes	44,365	45,545
Other liabilities	28,385	26,559
Total Liabilities	306,817	324,832
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock - Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 72,524,708 and 71,813,112 shares issued and outstanding, including those held in treasury, at March 31, 2006 and December 31, 2005, respectively	725	718
Paid-in capital	377,980	350,678
Retained earnings	646,200	612,811
Accumulated other comprehensive income — Cumulative translation adjustment	13,234	13,367
Treasury stock at cost (9,012,448 and 9,002,620 shares at March 31, 2006 and December 31, 2005, respectively)	(246,366)	(245,803)
Total Stockholders’ Equity	791,773	731,771
Total Liabilities and Stockholders’ Equity	$1,098,590	$1,056,603

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2006	2005

Net revenues	$320,509	$281,265
Reimbursable out-of-pockets	13,129	11,518
Total revenues	333,638	292,783
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	213,660	186,772
Reimbursed out-of-pocket expenses	13,129	11,518
Selling, general and administrative	48,286	42,136
Depreciation and amortization	12,719	11,501
Total costs and expenses	287,794	251,927
Income from operations	45,844	40,856
Other (income) expense, net:
Interest income	(1,905)	(1,131)
Interest expense	92	119
Foreign exchange transaction loss, net	262	582
Other income, net	(1,551)	(430)
Income before taxes and equity investee earnings	47,395	41,286
Taxes on income	14,256	12,718
Equity investee earnings	250	296
Net income	$33,389	$28,864

Basic earnings per share	$0.53	$0.46
Weighted average shares outstanding - basic	63,172,374	62,755,085

Diluted earnings per share	$0.52	$0.45
Weighted average shares outstanding - diluted	64,446,222	63,990,948

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31
	2006	2005
Cash flows from operating activities:
Net income	$33,389	$28,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,719	11,501
Non-cash compensation expense associated with employee benefit and stock compensation plans	6,697	3,478
Deferred income tax provision (benefit)	(1,203)	(1,052)
Other	(195)	145
Changes in operating assets and liabilities:
Accounts receivable	12,362	(4,451)
Unbilled services	(7,910)	(10,392)
Inventory	(227)	1,926
Accounts payable	(2,296)	(2,043)
Accrued liabilities	(12,241)	(19,582)
Unearned revenue	(6,332)	(2,008)
Income taxes payable	5,260	15,044
Other assets and liabilities, net	(7,462)	(15,079)
Net cash provided by operating activities	32,561	6,351
Cash flows from investing activities:
Capital expenditures	(19,158)	(23,659)
Other, net	22	—
Net cash used in investing activities	(19,136)	(23,659)
Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	17,560	19,035
Purchase of treasury stock	(563)	(12,072)
Net cash provided by financing activities	16,997	6,963
Effect of exchange rate changes on cash	(42)	(4,657)
Net change in cash and cash equivalents	30,380	(15,002)
Cash and cash equivalents, beginning of period	160,717	177,712
Cash and cash equivalents, end of period	$191,097	$162,710

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance”) for the years ended December 31, 2005, 2004 and 2003 included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $25.5 million and $31.6 million at March 31, 2006 and December 31, 2005, respectively. See Note 2 “Reimbursable Out-of-Pocket Expenses”.

Inventory

Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill and other intangible assets during the fourth quarter. The most recent annual test for impairment performed for 2005 did not identify any instances of impairment and there were no events through March 31, 2006 that warranted a reconsideration of our impairment test results.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
March 31, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

Revenue Recognition

Covance recognizes revenue either as services are performed or products are delivered, depending upon the nature of the work contracted. Historically, a majority of Covance’s net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Service contracts generally take the form of fee-for-service or fixed-price arrangements. In the case of fee-for-service contracts, revenue is recognized as services are performed, based upon, for example, hours worked or samples tested. For long-term fixed-price service contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. In some cases, a portion of the contract fee is paid at the time the trial is initiated. These advances are deferred and recognized as revenue as services are performed or products are delivered, as discussed above. Additional payments may be made based upon the achievement of performance-based milestones over the contract duration. Most contracts are terminable by the client either immediately or upon notice. These contracts typically require payment to Covance of expenses to wind down the study, fees earned to date and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profits that could have been earned by Covance under the contract if it had not been terminated early. Termination fees are included in net revenues when realization is assured. In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as for travel, printing, meetings, couriers, etc.), for which it is reimbursed at cost, without mark-up or profit. Investigator fees are not reflected in total revenues or expenses where Covance acts in the capacity of an agent on behalf of the pharmaceutical company sponsor, passing through these costs without risk or reward to Covance. All other out-of-pocket costs are included in total revenues and expenses.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the one-time opportunity provided under the American Jobs Creation Act, pursuant to which Covance repatriated $103 million in accumulated foreign earnings in the fourth quarter of 2005, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of March 31, 2006.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
March 31, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

Comprehensive Income

Covance’s total comprehensive income, which represents net income plus the change in the cumulative translation adjustment equity account for the periods presented, was $33.3 million and $19.9 million for the three months ended March 31, 2006 and 2005, respectively.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued; computed under the treasury stock method in accordance with the requirements of SFAS No. 128, Earnings Per Share. In computing diluted earnings per share for the three months ended March 31, 2006 and 2005, the denominator was increased by 1,273,848 shares and 1,235,863 shares, respectively, representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued for stock options outstanding at March 31, 2006 and 2005 with exercise prices less than the average market price of Covance’s Common Stock during each respective period. Excluded from the computation of diluted EPS for the three months ended March 31, 2006 were options to purchase 130,864 shares of common stock at prices ranging from $56.18 to $59.52 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2005 were options to purchase 384,175 shares of common stock at prices ranging from $42.25 to $47.27 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Reimbursable Out-of-Pocket Expenses

As discussed in Note 2 “Prepaid Expenses and Other Current Assets”, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. In connection with the requirements of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, amounts paid to volunteers and other out-of-pocket costs are reflected in operating expenses, while the reimbursements received are reflected in revenues in the Consolidated Statements of Income. Covance will continue to exclude from revenue and expense in the Consolidated Statements of Income fees paid to investigators and the associated reimbursement since Covance acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent.

Stock-Based Compensation

The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees. These plans are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Through the year ended December 31, 2005, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), and, accordingly, accounted for awards under these plans pursuant to the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS 123. Under APB 25, compensation expense was recognized in the financial statements relating to awards of stock. However, no compensation expense was recorded in the financial statements for stock option grants, as all options have been granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation expense was recorded in the financial statements for shares purchased by employees under the Company’s Employee Stock Purchase Plan as that plan was considered to be non-compensatory under APB 25.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
March 31, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (“SFAS 123R”) using the modified prospective transition method. SFAS 123R revises SFAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a go forward basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods are not restated.

Supplemental Cash Flow Information

Cash paid for interest was $0.1 million for each of the three month periods ended March 31, 2006 and 2005. Cash paid for income taxes for the three months ended March 31, 2006 totaled $5.5 million. Net cash received from income tax refunds for the three months ended March 31, 2005 totaled $2.0 million. The change in income taxes payable in the Consolidated Statement of Cash Flows for the three months ended March 31, 2006 reflects as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options as measured under SFAS 123R of $4.2 million (a corresponding cash inflow of $4.2 million has been reflected in financing cash flows). The change in income taxes payable in the Consolidated Statement of Cash Flows for the three months ended March 31, 2005 reflects the tax benefit from employee exercise of non-qualified stock options of $6.8 million as measured and accounted for under SFAS 123 and APB 25. Pursuant to those standards, both the reduction in taxes payable and the increase in equity resulting from the excess tax benefit received are reflected in operating cash flows.

3. Treasury Stock

In June 2004, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance’s stock repurchase program. At March 31, 2006, there are approximately 0.7 million shares remaining for purchase under the 2004 authorization. Covance also reacquires shares of its common stock in connection with certain employee benefit plans when employees tender shares either in connection with reload stock options or to satisfy income tax withholdings associated with the vesting of stock awards. The following table sets forth the treasury stock activity during the three month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31
	2006		2005
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$—	—	$10,318	232.3
Employee benefit plans	563	9.8	1,754	39.9
Total	$563	9.8	$12,072	272.2

4. Equity Method Investees

Covance has a 47% minority equity position in Noveprim Ltd., an existing supplier of research products, which was acquired in March 2004 at a cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment. This investment is reflected in Other Assets on the Consolidated Balance Sheet. During the three month periods ended March 31, 2006 and 2005, Covance recognized $0.3 million and $0.4 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at March 31, 2006 and 2005. The carrying value of Covance’s investment in Noveprim as of March 31, 2006 and December 31, 2005 was $22.5 million and $21.7 million, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
March 31, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

Covance has a minority equity position (approximately 21% at March 31, 2006) in Bio-Imaging Technologies, Inc. (“BITI”). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During each of the three month periods ended March 31, 2006 and 2005, Covance recognized losses of $0.1 million, representing its pro rata share of BITI’s losses. The carrying value of Covance’s investment in BITI as of March 31, 2006 and December 31, 2005 was $0.4 million and $0.5 million while the fair market value was $10.0 million and $7.6 million, respectively.

5. Defined Benefit Plans

Covance sponsors various pension and other post-retirement benefit plans. In accordance with the interim disclosure provisions of SFAS No. 132 (revised 2003), Employers’ Disclosure About Pensions and Other Post-Retirement Benefits, the interim disclosures required are shown below.

Defined Benefit Pension Plans

Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded, while the UK plans are funded. Covance’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements. Pension plan assets are administered by the plans’ trustees and are principally invested in equity and debt securities. The components of net periodic pension expense for these plans for the three month periods ended March 31, 2006 and 2005 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended March 31		Three Months Ended March 31
	2006	2005	2006	2005
Components of Net Periodic Pension Cost:
Service cost	$1,389	$1,258	$96	$85
Interest cost	1,484	1,434	71	68
Expected return on plan assets	(1,687)	(1,459)	—	—
Amortization of net actuarial loss	439	391	12	2
Participant contributions	(535)	(570)	—	—
Net periodic pension cost	$1,090	$1,054	$179	$155

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.00%	5.75%	4.65%	5.25%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.00%	4.00%	2.50%	2.50%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
March 31, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of net periodic pension cost for the three month periods ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31
	2006	2005
Components of Net Periodic Pension Cost:
Service cost	$231	$277
Interest cost	164	147
Amortization of prior service cost	19	19
Amortization of net actuarial loss	8	—
Net periodic pension cost	$422	$443
Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	6.00%
Salary increases	4.00%	4.00%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees. The components of net periodic post-retirement benefits cost for the three month periods ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31
	2006		2005
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$44		$49
Interest cost	78		90
Amortization of net actuarial loss	13		36
Net periodic post-retirement benefits cost	$135		$175

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	5.50%		6.00%
Health care cost trend rate	9.00	%(a)	9.00	%(a)

(a) decreasing to ultimate trend of 5.00% in 2009

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
March 31, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

6.  Stock Compensation

In June 2002, Covance’s Board of Directors adopted the 2002 Employee Stock Option Plan (the “2002 ESOP”). The 2002 ESOP will expire on June 24, 2012. The 2002 ESOP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2002 ESOP, to grant awards to employees of Covance or entities in which Covance has a controlling or significant interest, except that officers as defined in Rule 16(a)-1(f) of the Securities Exchange Act of 1934, and members of the Board of Directors are not eligible to receive awards. The 2002 ESOP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock and stock appreciation rights. The exercise period for stock options granted under the 2002 ESOP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options granted under the 2002 ESOP is determined by the Compensation Committee at the time of grant and options vest over a two year period. No stock appreciation rights have ever been granted under the 2002 ESOP. The number of shares of Covance common stock initially available for grant under the 2002 ESOP totaled 5.9 million. The Company issues authorized but previously unissued shares when options are exercised. At March 31, 2006, there were approximately 3.0 million shares remaining available for grants or awards under the 2002 ESOP.

In May 2002, Covance’s shareholders approved the 2002 Employee Equity Participation Plan (the “2002 EEPP”) in replacement of the 2000 Employee Equity Participation Plan (the “2000 EEPP”). The 2002 EEPP became effective on May 7, 2002 and will expire on May 6, 2012. The 2002 EEPP authorizes the Compensation Committee, or such committee as is appointed by the Covance Board of Directors, to administer the 2002 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant interest. The 2002 EEPP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. The exercise period for stock options granted under the 2002 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2002 EEPP is determined by the Compensation Committee at the time of grant. Options vest over a three year period for senior executives and over a two year period for all other employees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2002 EEPP totaled approximately 3.25 million plus approximately 0.9 million shares remaining available under the 2000 EEPP at the time the 2002 EEPP was approved. Effective upon approval of the 2002 EEPP, no further grants or awards were permitted under the 2000 EEPP. All grants and awards under the 2000 EEPP remaining outstanding are now administered and paid in accordance with the provisions of the 2000 EEPP out of shares issuable under the 2002 EEPP. The Company issues authorized but previously unissued shares when options are exercised. At March 31, 2006 there were approximately 3.6 million shares remaining available for grants or awards under the 2002 EEPP.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. SFAS 123R revises SFAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a go forward basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods are not restated.

As a result of the adoption of SFAS 123R, income from operations and income before taxes for the three month period ended March 31, 2006 include incremental stock-based compensation expense of $4.0 million. The after tax impact of this incremental stock-based compensation expense on net income, basic and diluted earnings per share was $2.7 million, $0.04 and $0.04, respectively. Results of operations for the three month period ended March 31, 2006 include $4.3 million ($2.9 million net of tax benefit of $1.4 million) of total stock-based compensation expense, $1.8 million of which has been included in cost of revenue and $2.5 million of which has been included in selling, general and administrative expenses.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
March 31, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

Prior to January 1, 2006, Covance followed the disclosure-only provisions of SFAS 123 and, accordingly, accounted for awards under its share based compensation plans pursuant to the recognition and measurement principles of APB 25 and related Interpretations, as permitted by SFAS 123. Under APB 25, compensation expense was recognized in the financial statements for the fair value of stock awards. However, no compensation expense was recorded in the financial statements for stock option grants, as all options have been granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation expense was recorded in the financial statements for shares purchased by employees under the Company’s Employee Stock Purchase Program as that plan was considered to be non-compensatory under APB 25. The following table illustrates the effect on net income and earnings per share for the three month period ended March 31, 2005 had Covance applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation plans.

Three months ended, March 31, 2005
Net income, as reported	$28,864
Add: Stock award-based employee compensation included in reported net income, net of related tax effects	1,109
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,463)
Pro forma net income	$25,510

Earnings per share:
Basic—as reported	$0.46
Basic—pro forma	$0.41

Diluted—as reported	$0.45
Diluted—pro forma	$0.40

Options - The grant-date fair value of stock option awards is estimated using an option pricing model. For stock options granted prior to January 1, 2006, the Company used the Black-Scholes-Merton option pricing formula to estimate the grant-date fair value of such awards. For stock options granted on or subsequent to January 1, 2006, the Company is using the Lattice-Binomial option pricing formula to estimate the grant-date fair value of stock option awards. The Company changed to the Lattice-Binomial option pricing formula as it believes such formula may result in a better estimate of fair value than the Black-Scholes-Merton formula. In order to estimate the grant-date fair value, option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock, (c) the risk-free interest rate for the expected term of the option and (d) pre-vesting forfeiture rates.

The Company has used the following assumptions in determining the grant-date fair value for its option awards. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the historical volatility of the Company’s stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from the U.S. Treasury zero-coupon yield curve for issues with a remaining duration equal to the expected term of the option. Pre-vesting forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures. The following weighted-average assumptions were used to calculate the fair value of options granted for the three month periods ended March 31, 2006 and 2005, respectively: expected volatility of 43.6% in both periods; risk-free interest rates of 4.59% and 3.65%; and an expected holding period of 4.33 years and 5.0 years.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
March 31, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

The following table sets forth Covance’s stock option activity as of and for the three month period ended March 31, 2006:

	Number of Shares (in thousands)	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Options outstanding, December 31, 2005	3,841.9	$28.58
Granted	347.7	$55.75
Exercised	(495.6)	$25.10
Forfeited	(106.0)	$31.17
Options outstanding, March 31, 2006	3,588.0	$31.60	7.2 years	$97.4

Vested and unvested expected to vest at March 31, 2006	3,548.6	$31.27	7.2 years	$97.5
Exercisable at March 31, 2006	2,709.5	$26.56	6.6 years	$87.3

The weighted-average grant-date fair value per share of options granted during the three month periods ended March 31, 2006 and 2005 were $22.05 and $17.87, respectively. As of March 31, 2006, the total unrecognized compensation cost related to non-vested stock options granted was $14.3 million and is expected to be recognized over a weighted average period of 1.9 years. The aggregate intrinsic value of options exercised during the three month periods ended March 31, 2006 and 2005 was $15.9 million and $21.7 million, respectively. The aggregate grant-date fair value of shares which vested during the three month periods ended March 31, 2006 and 2005 was $12.1 million and $13.4 million, respectively.

Cash proceeds from stock options exercised during the three month periods ended March 31, 2006 and 2005 totaled $12.4 million and $18.2 million, respectively. Prior to the adoption of SFAS 123R, the Company presented the tax benefit of deductions resulting from the exercise of stock options as an operating cash flow in the Statements of Cash Flows in accordance with SFAS 123 and APB 25. For the three months ended March 31, 2005, the tax benefit realized and included in operating cash flows totaled $6.8 million. SFAS 123R requires that the cash flows resulting from tax benefits realized on tax deductions “in excess of” the compensation expense recognized (either in the financial statements or the pro forma footnote disclosures) for stock options exercised in the period be classified as a financing cash flow. The “excess tax benefit” classified as a financing cash inflow during the three months ended March 31, 2006 was $4.2 million and would have been classified as an operating cash inflow under SFAS 123. The actual tax benefit realized on stock options exercised during the three month period ended March 31, 2006 was $7.2 million. The difference between the actual tax benefit received and the “excess tax benefit” computed in accordance with SFAS 123R of $3.0 million continues to be classified as an operating cash inflow.

Restricted Stock Awards - Restricted stock awards are granted subject to certain restrictions, including in some cases service conditions (restricted stock) and in other cases service and performance conditions (performance shares). The grant-date fair value of restricted stock and performance share awards, which has been determined based upon the market value of Covance’s shares on the grant date, is expensed over the vesting period.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
March 31, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

The following table sets forth Covance’s performance shares and restricted stock activity as of and for the three month periods ended March 31, 2006:

	Performance Shares		Restricted Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	175.2	$34.12	30.0	$44.99
Granted	156.5	$49.21	159.6	$56.18
Vested	(7.7)	$38.75	—	—
Forfeited	(19.3)	$33.15	(2.2)	$48.67
Nonvested at March 31, 2006	304.7	$41.82	187.4	$54.48

The weighted average grant-date fair value of shares granted during the three months ended March 31, 2005 was $34.55. As of March 31, 2006, the total unrecognized compensation cost related to non-vested performance shares and restricted stock awards was $18.5 million. This cost is expected to be recognized over a weighted average period of 2.7 years.

Employee Stock Purchase Plan - Covance also has an employee stock purchase plan (the “ESPP”) pursuant to which Covance may make available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP, administered by the Compensation Committee, is intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions. A maximum of 3.0 million shares may be purchased by Covance employees under the ESPP.

7.  Segment Information

Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance’s preclinical and clinical pharmacology service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance’s central laboratory, clinical development, periapproval, cardiac safety services, and market access services, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug’s commercial potential.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
March 31, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

The accounting policies of the reportable segments are the same as those described in Note 2. Segment net revenues, operating income and total assets for the three months ended March 31, 2006 and 2005 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended March 31, 2006
Total revenues from external customers	$142,439	$178,070	$13,129	(a)	$333,638
Operating income	$35,499	$31,983	$(21,638	)(b)	$45,844
Total assets	$558,945	$381,766	$157,879	(c)	$1,098,590

Three months ended March 31, 2005
Total revenues from external customers	$130,951	$150,314	$11,518	(a)	$292,783
Operating income	$31,976	$25,644	$(16,764	)(b)	$40,856
Total assets	$483,970	$392,324	$70,040	(c)	$946,334

(a)                            Represents revenues associated with reimbursable out-of-pocket expenses.

(b)                            Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal). Beginning in 2006, incremental stock based compensation expense under SFAS 123R is now recorded in results of operations and has been included in corporate expenses.

(c)                            Represents corporate assets.

8.  Subsequent Event

On April 20, 2006, Covance entered into a definitive agreement to acquire the eight early phase clinical development sites of Radiant Research Inc. for approximately $65 million in cash. The eight sites currently generate approximately $25 million in annual revenue. The addition of these sites is expected to bring Covance’s total global Phase I/IIa clinical research bed capacity to more than 500 beds. Each site has a database of special patient populations for both Phase I and IIa studies. Covance expects this acquisition, which is subject to regulatory approval and other closing conditions, to close before the end of the second quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

Critical Accounting Policies

Covance’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

Revenue Recognition. Covance recognizes revenue either as services are performed or products are delivered, depending upon the nature of the work contracted. Historically, a majority of Covance’s net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Service contracts generally take the form of fee-for-service or fixed-price arrangements. In the case of fee-for-service contracts, revenue is recognized as services are performed, based upon, for example, hours worked or samples tested. For long-term fixed-price service contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. In some cases, a portion of the contract fee is paid at the time the trial is initiated. These advances are deferred and recognized as revenue as services are performed or products are delivered, as discussed above. Additional payments may be made based upon the achievement of performance-based milestones over the contract duration. Most contracts are terminable by the client either immediately or upon notice. These contracts typically require payment to Covance of expenses to wind down the study, fees earned to date and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profits that could have been earned by Covance under the contract if it had not been terminated early. Termination fees are included in net revenues when realization is assured.

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

Taxes on Income. Since Covance conducts operations on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance’s profits are further impacted by changes in the tax rates of the various jurisdictions. In particular, as the geographic mix of Covance’s pre-tax earnings among various tax jurisdictions changes, Covance’s effective tax rate may vary from period to period. In addition, Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the amounts repatriated in the fourth quarter of 2005 under the Act, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of March 31, 2006.

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

Stock Based Compensation. The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees. Through the year ended December 31, 2005, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), and, accordingly, accounted for awards under these plans pursuant to the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS 123. Under APB 25, compensation expense was recognized in the financial statements relating to awards of stock. However, no compensation expense was recorded in the financial statements for stock option grants, as all options have been granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation expense was recorded in the financial statements for shares purchased by employees under the Company’s Employee Stock Purchase Plan (pursuant to which employees are able to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter) as that plan was considered to be non-compensatory under APB 25.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (“SFAS 123R”) using the modified prospective transition method. SFAS 123R revises SFAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under that transition method, compensation expense is now recognized in the financial statements on a go forward basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods have not been restated.

Prior to the adoption of SFAS123R, the Company used stock options as the vehicle through which stock-based compensation awards were granted to eligible employees, other than executive officers who historically were granted a combination of performance-based share awards and stock options.  As a result of the adoption of SFAS123R, the Company is now using a mix of restricted share awards and stock options as the vehicles through which stock-based compensation awards are granted to eligible employees, other than executive officers who continue to receive a combination of performance-based share awards and stock options.

The grant-date fair value of stock awards is based upon the underlying price of the stock on the date of grant. The grant-date fair value of stock option awards must be determined using an option pricing model. Option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock, (c) the risk-free interest rate for the expected term of the option and (d) pre-vesting forfeiture rates. For stock options granted prior to January 1, 2006, the Company used the Black-Scholes-Merton option pricing formula for determining the grant-date fair value of such awards. For stock options granted on or subsequent to January 1, 2006, the Company is using the Lattice-Binomial option pricing formula for determining the grant-date fair value of stock option awards. The Company changed to the Lattice-Binomial option pricing formula as it believes such formula may result in a better estimate of fair value than the Black-Scholes-Merton formula.

The expected term of the option is based upon the contractual term and expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the historical volatility of the Company’s stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from the U.S. Treasury zero-coupon yield curve for issues with a remaining duration equal to the expected term of the option. Pre-vesting forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures. The following weighted-average assumptions were used to calculate the fair value of options granted for the three month periods ended March 31, 2006 and 2005, respectively: expected volatility of 43.6% in both periods; risk-free interest rates of 4.59% and 3.65%; and an expected holding period of 4.33 years and 5.0 years. Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock based awards.

Impairment of Assets. Covance reviews its long-lived assets other than goodwill and other intangible assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance’s judgment of its ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated.

Covance performs an annual test for impairment of goodwill and other intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value to its fair value. Covance assesses fair value based upon its best estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The test performed for 2005 did not identify any instances of impairment. However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At March 31, 2006 the accumulated other comprehensive income — cumulative translation account balance was $13.2 million.

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

Results of Operations

Items Affecting Comparability Between Periods

Prior to 2006, the Company followed the disclosure-only provisions of SFAS 123, and, accordingly, accounted for awards under these plans pursuant to the recognition and measurement principles of APB 25 and related Interpretations, as permitted by SFAS 123. Under APB 25, compensation expense was recognized in the financial statements relating to awards of stock. However, no compensation expense was recorded in the financial statements for stock option grants, as all options have been granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation expense was recorded in the financial statements for shares purchased by employees under the Company’s Employee Stock Purchase Plan (pursuant to which employees are able to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter) as that plan was considered to be non-compensatory under APB 25. Covance reflected the expense associated with the fair value of stock-based awards in its required pro forma footnote disclosure under SFAS 123 in its SEC filings.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. SFAS 123R revises SFAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under that transition method, compensation expense is now recognized in the financial statements on a go forward basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods have not been restated.

Management believes that it may be useful for investors, in evaluating current period financial performance, to compare to 2005 results that include stock-based compensation computed in accordance with SFAS 123. Management does not assert that such pro forma numbers are superior to the 2005 “as reported” results; however, the pro forma numbers may help investors compare results including stock option expense across both periods.

Although the Company is now using the Lattice-Binomial option pricing formula for valuing stock options granted beginning in 2006 (whereas previously the Company had used the Black-Scholes-Merton option pricing formula), management believes that the Lattice-Binomial and the Black-Scholes-Merton option pricing formulas, with the assumptions used by the Company, result in fair values which are substantially similar in all material respects. As a result, the Company believes that the 2006 “as reported” amounts under SFAS 123R are comparable to the 2005 “pro forma” amounts as previously disclosed under SFAS 123.

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005. Net revenues increased 14.0% to $320.5 million for the three months ended March 31, 2006 from $281.3 million for the corresponding 2005 period. Excluding the impact of foreign exchange rate variances between both periods net revenues increased 17.2% as compared to the corresponding 2005 period. Net revenues from Covance’s early development segment grew 8.8%, or 11.4% excluding the impact of foreign exchange rate variances between both periods, driven primarily by strength in toxicology services. Net revenues from Covance’s late-stage development segment increased 18.5%, or 22.2% excluding the impact of foreign exchange rate variances between both periods, on very strong performance in central laboratory services.

Cost of revenue increased 14.4% to $213.7 million or 66.7% of net revenues for the three months ended March 31, 2006 as compared to $186.8 million or 66.4% of net revenues for the corresponding 2005 period. Comparisons to the prior year are impacted by the inclusion of $1.8 million in stock-based compensation in cost of revenue pursuant to SFAS 123R. These expenses reduced gross margins by 60 basis points to 33.3% of net revenues. Had stock-based compensation been included in cost of revenue for the three months ended March 31, 2005 under SFAS 123, cost of revenue would have increased by $2.2 million and gross margins would have been 80 basis points lower or 32.8% of net revenue on a pro forma basis.

Overall, selling, general and administrative expenses increased 14.6% to $48.3 million for the three months ended March 31, 2006 from $42.1 million for the corresponding 2005 period. As a percentage of net revenues, selling, general and administrative expenses increased 10 basis points to 15.1% for the three months ended March 31, 2006 from 15.0% for the corresponding 2005 period. Comparisons to the prior year are impacted by the inclusion of $2.5 million in stock-based compensation in selling, general and administrative expenses pursuant to SFAS 123R. These expenses increased selling, general and administrative expenses as a percentage of revenue by 70 basis points. Had incremental stock-based compensation been included in selling, general and administrative expenses for the three months ended March 31, 2005 under SFAS 123, selling, general and administrative expenses would have increased by $2.7 million and selling, general and administrative expenses as a percentage of revenue would have been 90 basis points higher or 15.9% of net revenue on a pro forma basis.

Depreciation and amortization increased 10.6% to $12.7 million or 4.0% of net revenues for the three months ended March 31, 2006 from $11.5 million or 4.1% of net revenues for the corresponding 2005 period.

Income from operations increased 12.2% to $45.8 million or 14.3% of net revenues for the three months ended March 31, 2006 from $40.9 million or 14.5% of net revenues for the corresponding 2005 period. Comparisons to the prior year are impacted by the inclusion of $4.3 million in stock-based compensation in operating expenses pursuant to SFAS 123R. These expenses reduced operating margin by 130 basis points. Had incremental stock-based compensation been included in operating expenses for the three months ended March 31, 2005 under SFAS 123, operating expenses would have increased by $4.9 million and operating margins would have been 170 basis points lower or 12.8% of net revenue on a pro forma basis.

Income from operations from Covance’s early development segment increased $3.5 million or 11.0% to $35.5 million or 24.9% of net revenues for the three months ended March 31, 2006 from $32.0 million or 24.4% of net revenues for the corresponding 2005 period driven primarily by strength in toxicology services. Income from operations from Covance’s late-stage development segment increased $6.3 million or 24.7% to $32.0 million or 18% of net revenues for the three months ended March 31, 2006 from $25.6 million or 17.1% of net revenues for the corresponding 2005 period, primarily driven by very strong performance in central laboratory services. Corporate expense increased $4.8 million to $21.6 million or 6.8% of net revenues for the three months ended March 31, 2006 from $16.8 million or 6.0% of net revenues for the three months ended March 31, 2005. Comparisons to the prior year are impacted by the inclusion of $4.3 million or 1.3% of net revenues in stock-based compensation in corporate expenses pursuant to SFAS 123R. Had incremental stock-based compensation been included in corporate expenses for the three months ended March 31, 2005 under SFAS 123, corporate expenses would have increased by $4.9 million to $21.7 million or 7.7% of net revenue on a pro forma basis.

Other income, net increased $1.1 million to $1.5 million for the three months ended March 31, 2006 from $0.4 million for the corresponding 2005 period as a result of a $0.8 million increase in net interest income due primarily to higher average interest rates earned on invested cash balances coupled with a $0.3 million decrease in foreign exchange losses.

Covance’s effective tax rate for the three month period ended March 31, 2006 was 30.1% compared to 30.8% for the corresponding 2005 period. The year-over-year 70 basis point reduction in Covance’s effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, research and development tax credits in the United Kingdom, and other planning initiatives.

Covance has a minority equity position (approximately 21% at March 31, 2006) in Bio-Imaging Technologies, Inc. (“BITI”). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During each of the three month periods ended March 31, 2006 and 2005, Covance recognized losses of $0.1 million, representing its pro rata share of BITI’s losses.

Covance has a 47% minority equity position in Noveprim Limited, an existing supplier of research products. For the three month periods ended March 31, 2006 and 2005, Covance recognized $0.3 million and $0.4 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at March 31, 2006 and 2005.

Net income of $33.4 million for the three months ended March 31, 2006 increased $4.5 million or 15.7% as compared to $28.9 million for the corresponding 2005 period.

Liquidity and Capital Resources

Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance’s $75.0 million revolving credit facility (the “Credit Facility”) expires in June 2009 and may be expanded to $125.0 million at Covance’s election. Covance believes cash from operations will provide sufficient liquidity for the foreseeable future. At March 31, 2006, there were no outstanding borrowings and $0.8 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 75 basis point margin. The Credit Facility contains various financial and other covenants. At March 31, 2006, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

During the three months ended March 31, 2006 Covance’s operations provided net cash of $32.6 million, an increase of $26.2 million from the corresponding 2005 period. The change in net operating assets used $18.8 million in cash during the three months ended March 31, 2006, primarily due to a reduction in accrued payroll and benefits (primarily attributable to incentive compensation payments made during the first quarter of 2006 relating to 2005 incentive compensation accruals) and an increase in prepaid expenses and other current assets and unbilled services, partially offset by an decrease in accounts receivable, while this net change used $36.6 million in cash during the three months ended March 31, 2005, primarily due to a reduction in accrued payroll and benefits (primarily attributable to incentive compensation payments made during the first quarter of 2005 relating to 2004 incentive compensation accruals) and an increase in prepaid expenses and other current assets and unbilled services, partially offset by an increase in income taxes payable. Covance’s ratio of current assets to current liabilities was 2.49 at March 31, 2006 and 2.16 at December 31, 2005.

Investing activities for the three months ended March 31, 2006 used $19.1 million, compared to using $23.7 million for the corresponding 2005 period. Capital spending for the first three months of 2006 totaled $19.2 million, and was primarily for the expansion of our Madison, WI facility, outfitting of new facilities, purchase of new equipment, and upgrade of existing equipment and software for newly hired employees. Capital spending for the corresponding 2005 period totaled $23.7 million, and was primarily for the expansion of our Madison, WI and Harrogate, UK facilities, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and software for newly hired employees.

Financing activities for the three months ended March 31, 2006 provided $17.0 million and was comprised of proceeds from the exercise of stock options of $12.4 million, excess tax benefits realized on the exercise of stock options of $4.2 million (which are now required to be included in financing cash flows pursuant to SFAS 123R) and employee contributions to Covance’s employee stock purchase plan of $0.9 million, partially offset by the purchase into treasury of 9,828 shares for an aggregate cost of $0.6 million, in connection with employee benefit plans. Financing activities for the three months ended March 31, 2005 provided $7.0 million and consisted primarily of $19.0 million received from stock option exercises and employee contributions to Covance’s employee stock purchase plan, partially offset by the purchase into treasury of 232,300 shares of common stock for an aggregate cost of $10.3 million, in connection with a 3.0 million share buyback program authorized by Covance’s Board of Directors in June 2004.

On April 22, 2006, Covance and IBM amended the terms of the contract under which IBM had been providing certain information technology services to Covance.  Pursuant to the terms of the amended contract, Covance will in-source certain elements of its information technology infrastructure support which were being provided by IBM.  IBM will continue to provide information technology support services in areas including help desk and desktop computer support on a worldwide basis.  This amended contract is not expected to have a material impact upon Covance’s liquidity.

On April 20, 2006, Covance entered into a definitive agreement to acquire the eight early phase clinical development sites of Radiant Research Inc. for approximately $65 million in cash. The eight sites currently generate approximately $25 million in annual revenue. The addition of these sites is expected to bring Covance’s total global Phase I/IIa clinical research bed capacity to more than 500 beds. Each site has a database of special patient populations for both Phase I and IIa studies. Covance expects this acquisition, which is subject to regulatory approval and other closing conditions, to close before the end of the second quarter of 2006.

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

Forward Looking Statements. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company’s ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, our ability to obtain necessary regulatory approval on a timely basis and close the Radiant transaction, difficulties or delays in integrating the business of Radiant and achieving anticipated efficiencies and synergies, and other factors described in Covance’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For the three months ended March 31, 2006, approximately 37% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

Item 4. Controls and Procedures

Disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in the other factors that significantly affect those controls.

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

•      the client’s decision to terminate the development of a product or to end a particular study; and

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

Competitors in the contract research organization industry range from small, limited service providers to full service global contract research organizations. Our main competition consists of in-house departments of pharmaceutical companies, full-service contract research organizations, and universities and teaching hospitals, although to a lesser degree. We compete on a variety of factors, including:

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

•                                          ability to manage large scale clinical trials both domestically and internationally;

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

There is competition among the larger contract research organizations for both clients and potential acquisition candidates. Additionally, small, limited service entities considering entering the contract research organization industry will find few barriers to entry, thus further increasing possible competition. These competitive pressures may affect the attractiveness of our services and could adversely affect our financial results.

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

We depend on third parties to provide us with services critical to our business. For instance, we have entered into an agreement with IBM to manage certain of our information technology assets including help desk and desktop computer support worldwide. The failure of any of these third parties to adequately provide the needed services could have a material adverse effect on our business.

Our revenues and earnings are exposed to exchange rate fluctuations.

We derive a large portion of our net revenues from international operations. For the three months ended March 31, 2006, we derived approximately 37% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Item 6. Exhibits

31.1	Certification — Joseph L. Herring. Filed herewith.

31.2	Certification — William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — William E. Klitgaard. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: May 9, 2006	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph L. Herring	Chairman of the Board and	May 9, 2006
Joseph L. Herring	Chief Executive Officer
(Principal Executive Officer)

/s/ William E. Klitgaard	Corporate Senior Vice President	May 9, 2006
William E. Klitgaard	and Chief Financial Officer
(Principal Financial Officer)

/s/ Michael Giannetto	Corporate Vice President and Controller	May 9, 2006
Michael Giannetto	(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification — Joseph L. Herring. Filed herewith.

31.2	Certification — William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — William E. Klitgaard. Filed herewith.