Form 10-Q
period 2006-06-30
COVANCE INC
filed 2006-08-02
CIK 1023131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

☐                                    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                      to

Commission File Number:  1-12213

COVANCE INC.
(Exact name of Registrant as specified in its Charter)

Delaware	22-3265977
(State of Incorporation)	(I.R.S. Employer Identification No.)

210 Carnegie Center, Princeton, New Jersey	08540
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (609) 452-4440

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (the “Exchange Act”) of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as described in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 21, 2006, the Registrant had 63,759,146 shares of Common Stock outstanding.

Covance Inc.
Form 10-Q For the Quarterly Period Ended June 30, 2006

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005

(Dollars in thousands)	June 30,	December 31,
	2006	2005
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$137,638	$160,717
Accounts receivable	205,315	206,098
Unbilled services	100,723	88,297
Inventory	43,533	40,293
Deferred income taxes	5,245	2,062
Prepaid expenses and other current assets	66,353	49,243
Total Current Assets	558,807	546,710
Property and equipment, net	442,914	410,665
Goodwill, net	118,827	61,262
Other assets	46,439	37,966
Total Assets	$1,166,987	$1,056,603

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$29,322	$26,975
Accrued payroll and benefits	61,555	64,226
Accrued expenses and other current liabilities	50,752	48,298
Unearned revenue	95,189	96,987
Income taxes payable	11,677	16,242
Total Current Liabilities	248,495	252,728
Deferred income taxes	41,430	45,545
Other liabilities	29,463	26,559
Total Liabilities	319,388	324,832
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock — Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 72,856,292 and 71,813,112 shares issued and outstanding, including those held in treasury, at June 30, 2006 and December 31, 2005, respectively	729	718
Paid-in capital	396,780	350,678
Retained earnings	681,220	612,811
Accumulated other comprehensive income — Cumulative translation adjustment	23,374	13,367
Treasury stock at cost (9,152,571 and 9,002,620 shares at June 30, 2006 and December 31, 2005, respectively)	(254,504)	(245,803)
Total Stockholders’ Equity	847,599	731,771
Total Liabilities and Stockholders’ Equity	$1,166,987	$1,056,603

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30		June 30
	2006	2005	2006	2005
Net revenues	$335,240	$293,963	$655,749	$575,228
Reimbursable out-of-pockets	21,934	13,449	35,063	24,967
Total revenues	357,174	307,412	690,812	600,195
Cost and expenses:
Cost of revenue (excluding depreciation and amortization)	222,723	195,714	436,383	382,486
Reimbursed out-of-pocket expenses	21,934	13,449	35,063	24,967
Selling, general and administrative	51,312	44,490	99,598	86,626
Depreciation and amortization	14,165	11,833	26,884	23,334
Total costs and expenses	310,134	265,486	597,928	517,413
Income from operations	47,040	41,926	92,884	82,782
Other (income) expense, net:
Interest income	(1,717)	(1,035)	(3,622)	(2,166)
Interest expense	35	60	127	179
Foreign exchange transaction (gain) loss, net	(195)	369	67	951
Other income, net	(1,877)	(606)	(3,428)	(1,036)
Income before taxes and equity investee earnings	48,917	42,532	96,312	83,818
Taxes on income	14,407	13,041	28,663	25,759
Equity investee earnings	510	59	760	355
Net income	$35,020	$29,550	$68,409	$58,414

Basic earnings per share	$0.55	$0.47	$1.08	$0.93
Weighted average shares outstanding - basic	63,626,078	62,506,556	63,399,226	62,630,820

Diluted earnings per share	$0.54	$0.46	$1.06	$0.92
Weighted average shares outstanding — diluted	64,849,638	63,651,043	64,623,847	63,820,766

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30
	2006	2005
Cash flows from operating activities:
Net income	$68,409	$58,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,884	23,334
Non-cash compensation expense associated with employee benefit and stock compensation plans	14,331	6,913
Deferred income tax provision (benefit)	(697)	(2,018)
Other	(713)	185
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	6,466	(14,942)
Unbilled services	(12,426)	(10,859)
Inventory	(2,826)	4,484
Accounts payable	2,223	3,538
Accrued liabilities	(2,691)	(13,973)
Unearned revenue	(4,121)	(13,478)
Income taxes payable	(386)	18,247
Other assets and liabilities, net	(15,658)	(8,129)
Net cash provided by operating activities	78,795	51,716

Cash flows from investing activities:
Capital expenditures	(49,335)	(54,892)
Acquisition of businesses	(74,323)	(873)
Other, net	586	44
Net cash used in investing activities	(123,072)	(55,721)

Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	27,603	23,980
Purchase of treasury stock	(8,701)	(54,963)
Net cash provided by (used in) financing activities	18,902	(30,983)

Effect of exchange rate changes on cash	2,296	(10,210)
Net change in cash and cash equivalents	(23,079)	(45,198)
Cash and cash equivalents, beginning of period	160,717	177,712
Cash and cash equivalents, end of period	$137,638	$132,514

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance”) for the years ended December 31, 2005, 2004, and 2003 included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $33.0 million and $31.6 million at June 30, 2006 and December 31, 2005, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

Inventory

Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill and other intangible assets during the fourth quarter.  The most recent annual test for impairment performed for 2005 did not identify any instances of impairment and there were no events through June 30, 2006 that warranted a reconsideration of our impairment test results.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2006 and 2005
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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the one-time opportunity provided under the American Jobs Creation Act, pursuant to which Covance repatriated $103 million in accumulated foreign earnings in the fourth quarter of 2005, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of June 30, 2006.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

Comprehensive Income

Covance’s total comprehensive income, which represents net income plus the change in the cumulative translation adjustment equity account for the periods presented, was $45.2 million and $18.6 million for the three months ended June 30, 2006 and 2005, respectively, and $78.4 million and $38.5 million for the six months ended June 30, 2006 and 2005, respectively.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.  The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued; computed under the treasury stock method in accordance with the requirements of SFAS No. 128, Earnings Per Share.  In computing diluted earnings per share for the three months ended June 30, 2006 and 2005, the denominator was increased by 1,223,560 shares and 1,144,487 shares, respectively, and for the six months ended June 30, 2006 and 2005, the denominator was increased by 1,224,621 shares and 1,189,946 shares, respectively, representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued for stock options outstanding at June 30, 2006 and 2005 with exercise prices less than the average market price of Covance’s Common Stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended June 30, 2006 were options to purchase 4,015 shares of common stock at prices ranging from $58.88 to $61.26 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the six months ended June 30, 2006 were options to purchase 8,779 shares of common stock at prices ranging from $57.47 to $61.26 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended June 30, 2005 were options to purchase 20,306 shares of common stock at prices ranging from $45.91 to $47.27 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the six months ended June 30, 2005 were options to purchase 23,439 shares of common stock at prices ranging from $43.83 to $47.27 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

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

Stock-Based Compensation

The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 7 herein and Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

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

Supplemental Cash Flow Information

Cash paid for interest was $0.2 million for each of the six month periods ended June 30, 2006 and 2005. Cash paid for income taxes for the six month periods ended June 30, 2006 and 2005 totaled $26.2 million and $6.6 million, respectively.  The change in income taxes payable in the Consolidated Statement of Cash Flows for the six months ended June 30, 2006 reflects as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options as measured under SFAS 123R of $5.4 million (a corresponding cash inflow of $5.4 million has been reflected in financing cash flows).  The change in income taxes payable in the Consolidated Statement of Cash Flows for the six months ended June 30, 2005 reflects the tax benefit from employee exercise of non-qualified stock options of $8.0 million as measured and accounted for under SFAS 123 and APB 25.  Pursuant to those standards, both the reduction in taxes payable and the increase in equity resulting from the excess tax benefit received are reflected in operating cash flows.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).  This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions.  Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006.  Covance will be required to adopt FIN 48 no later than the quarter beginning January 1, 2007.  Covance is currently in the process of evaluating the Interpretation and has not yet determined the impact, if any, FIN 48 will have on its consolidated financial results.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

3.  Treasury Stock

In June 2004, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance’s stock repurchase program.  At June 30, 2006, there are approximately 0.5 million shares remaining for purchase under the 2004 authorization.  Covance also reacquires shares of its common stock in connection with certain employee benefit plans when employees tender shares either in connection with reload stock options or to satisfy income tax withholdings associated with the vesting of stock awards.  The following table sets forth the treasury stock activity during the six month periods ended June 30, 2006 and 2005.

	Six Months Ended June 30
	2006		2005
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$7,799	134.3	$53,210	1,195.5
Employee benefit plans	902	15.7	1,753	39.9
Total	$8,701	150.0	$54,963	1,235.4

4.  Equity Method Investees

Covance has a 47% minority equity position in Noveprim Ltd., an existing supplier of research products, which was acquired in March 2004 at a cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment.  This investment is reflected in Other Assets on the Consolidated Balance Sheet.  During the three and six month periods ended June 30, 2006, Covance recognized $0.5 million and $0.8 million, respectively, representing its share of Noveprim’s earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at June 30, 2006.  During the three and six month periods ended June 30, 2005, Covance recognized $0.3 million and $0.6 million, respectively, representing its share of Noveprim’s earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at June 30, 2005.  The carrying value of Covance’s investment in Noveprim as of June 30, 2006 and December 31, 2005 was $22.7 million and $21.7 million, respectively.

Covance has a minority equity position (approximately 21% at June 30, 2006) in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the three and six month periods ended June 30, 2006, Covance recognized losses of $0.01 million and $0.08 million, respectively, representing its share of BITI’s losses.  During the three and six month periods ended June 30, 2005, Covance recognized losses of $0.2 million and $0.3 million, respectively, representing its share of BITI’s losses.  The carrying value of Covance’s investment in BITI as of June 30, 2006 and December 31, 2005 was $0.4 million and $0.5 million, respectively, while the fair market value was $9.7 million and $7.6 million, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

5.  Acquisitions

On May 31, 2006, Covance acquired the stock of Radiant Research Inc. (“Radiant”) in a merger transaction for a cash payment of approximately $65.5 million (including direct acquisition costs of $0.5 million).  Radiant operates eight early development clinical sites performing Phase I/IIa clinical trial services. Results of operations for Radiant, which are now part of Convance’s Early Development segment service offering, are included in Covance’s consolidated statements of income beginning June 1, 2006.

On May 31, 2006, Covance also acquired certain assets and liabilities of Signet Laboratories, Inc. (“Signet”) for a cash payment of approximately $9.1 million (including direct acquisition costs of $0.2 million).  Signet specializes in the development of monoclonal antibodies and diagnostic assays for cancer, infectious diseases and neurodegenerative diseases. Results of operations for Signet, which are now part of Convance’s Early Development segment service offering, are included in Covance’s consolidated statements of income beginning June 1, 2006.

The table below summarizes the preliminary purchase price allocations for the Radiant and Signet acquisitions:

	Radiant	Signet
Estimated fair value of net tangible assets acquired	$8,973	$352
Fair value of intangible assets (8 year weighted average useful life):
Customer list (10 year weighted average useful life)	3,810	700
Technology (5 year weighted average useful life)	2,190	150
Patient list (4 year weighted average useful life)	320	—
Non-competes (3 year weighted average useful life)	190	—
Backlog (1 year weighted average useful life)	310	—
Goodwill	49,670	7,895
Net assets acquired	$65,463	$9,097

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three and six month periods ended June 30, 2006 was $0.1 million. The estimated amortization expense expected to be recorded in future periods is as follows:

	Radiant	Signet
2006	$636	$42
2007	1,117	85
2008	962	85
2009	931	85
2010	859	85
2011 and beyond	2,315	468
	$6,820	$850

The purchase price allocations are based upon preliminary estimates, using available information and making assumptions management believes are reasonable.  Accordingly, these purchase price allocations are subject to finalization within one year of each acquisition.  The goodwill resulting from the Signet acquisition is expected to be deductible for tax purposes, while the goodwill resulting from the merger with Radiant is not expected to be deductible for tax purposes.

In June 2005, Covance acquired the business of an antibody products provider for a cash payment of $0.9 million.  The goodwill resulting from this transaction aggregated $0.4 million.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

6.  Defined Benefit Plans

Covance sponsors various pension and other post-retirement benefit plans.  In accordance with the interim disclosure provisions of SFAS No. 132 (revised 2003), Employers’ Disclosure About Pensions and Other Post-Retirement Benefits, the interim disclosures required are shown below.

Defined Benefit Pension Plans

Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies.  Benefit amounts for all three plans are based upon years of service and compensation.  The German plan is unfunded while the UK plans are funded.  Covance’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements.  Pension plan assets are administered by the plans’ trustees and are principally invested in equity and debt securities.  The components of net periodic pension expense for these plans for the three and six month periods ended June 30, 2006 and 2005 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended June 30		Three Months Ended June 30
	2006	2005	2006	2005
Components of Net Periodic Pension Cost:
Service cost	$1,462	$1,222	$101	$79
Interest cost	1,563	1,393	75	64
Expected return on plan assets	(1,777)	(1,416)	—	—
Amortization of net actuarial loss	463	380	12	1
Participant contributions	(563)	(554)	—	—
Net periodic pension cost	$1,148	$1,025	$188	$144

Assumptions Used to Determine Net PeriodicPension Cost:
Discount rate	5.00%	5.75%	4.65%	5.25%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.00%	4.00%	2.50%	2.50%

	United Kingdom Plans		German Plan
	Six Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Components of Net Periodic Pension Cost:
Service cost	$2,851	$2,480	$197	$164
Interest cost	3,047	2,827	146	132
Expected return on plan assets	(3,464)	(2,875)	—	—
Amortization of net actuarial loss	902	771	24	3
Participant contributions	(1,098)	(1,124)	—	—
Net periodic pension cost	$2,238	$2,079	$367	$299

Assumptions Used to Determine Net PeriodicPension Cost:
Discount rate	5.00%	5.75%	4.65%	5.25%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.00%	4.00%	2.50%	2.50%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance.  Benefit amounts are based upon years of service and compensation of the participating employees.  The components of net periodic pension cost for the three and six month periods ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Components of Net Periodic Pension Cost:
Service cost	$232	$277	$463	$554
Interest cost	164	147	328	293
Amortization of prior service cost	19	19	38	38
Amortization of net actuarial loss	8	—	16	—
Net periodic pension cost	$423	$443	$845	$885

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	6.00%	5.50%	6.00%
Salary increases	4.00%	4.00%	4.00%	4.00%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.  The components of net periodic post-retirement benefits cost for the three and six month periods ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2006		2005		2006		2005
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$44		$49		$88		$98
Interest cost	78		90		156		180
Amortization of net actuarial loss	13		36		26		72
Net periodic post-retirement benefits cost	$135		$175		$270		$350

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	5.50%		6.00%		5.50%		6.00%
Health care cost trend rate	9.00	%(a)	9.00	%(a)	9.00	%(a)	9.00	%(a)

(a) decreasing to ultimate trend of 5.00% in 2010

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

7.  Stock Compensation

In June 2002, Covance’s Board of Directors adopted the 2002 Employee Stock Option Plan (the “2002 ESOP”). The 2002 ESOP will expire on June 24, 2012. The 2002 ESOP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2002 ESOP, to grant awards to employees of Covance or entities in which Covance has a controlling or significant interest, except that officers as defined in Rule 16(a)-1(f) of the Securities Exchange Act of 1934, and members of the Board of Directors are not eligible to receive awards. The 2002 ESOP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock and stock appreciation rights. The exercise period for stock options granted under the 2002 ESOP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant.  The vesting period for stock options granted under the 2002 ESOP is determined by the Compensation Committee at the time of grant and options vest over a two year period. No stock appreciation rights have ever been granted under the 2002 ESOP. The number of shares of Covance common stock initially available for grant under the 2002 ESOP totaled 5.9 million. The Company issues authorized but previously unissued shares when options are exercised. At June 30, 2006, there were approximately 3.0 million shares remaining available for grants or awards under the 2002 ESOP.

In May 2002, Covance’s shareholders approved the 2002 Employee Equity Participation Plan (the “2002 EEPP”) in replacement of the 2000 Employee Equity Participation Plan (the “2000 EEPP”). The 2002 EEPP became effective on May 7, 2002 and will expire on May 6, 2012. The 2002 EEPP authorizes the Compensation Committee, or such committee as is appointed by the Covance Board of Directors, to administer the 2002 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant interest. The 2002 EEPP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination.  The exercise period for stock options granted under the 2002 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant.  The vesting period for stock options and stock awards granted under the 2002 EEPP is determined by the Compensation Committee at the time of grant. Options vest over a three year period for senior executives and over a two year period for all other employees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2002 EEPP totaled approximately 3.25 million plus approximately 0.9 million shares remaining available under the 2000 EEPP at the time the 2002 EEPP was approved. Effective upon approval of the 2002 EEPP, no further grants or awards were permitted under the 2000 EEPP. All grants and awards under the 2000 EEPP remaining outstanding are now administered and paid in accordance with the provisions of the 2000 EEPP out of shares issuable under the 2002 EEPP. The Company issues authorized but previously unissued shares when options are exercised. At June 30, 2006 there were approximately 3.6 million shares remaining available for grants or awards under the 2002 EEPP.

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

As a result of the adoption of SFAS 123R, both income from operations and income before taxes for the three and six month periods ended June 30, 2006 include incremental stock-based compensation expense of $3.8 million and $7.8 million, respectively.  For the three months ended June 30, 2006, the after tax impact of this incremental stock-based compensation expense on net income, basic and diluted earnings per share was $2.6 million, $0.04 and $0.04 respectively.  For the six months ended June 30, 2006, the after tax impact of this incremental stock-based compensation expense on net income, basic and diluted earnings per share was $5.3 million, $0.08 and $0.08 respectively.  Results of operations for the three month period ended June 30, 2006 include $5.1 million ($3.5 million net of tax benefit of $1.6 million) of total stock-based compensation expense, $1.7 million of which has been included in cost of revenue and $3.4 million of which has been included in selling,

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

general and administrative expenses.  Results of operations for the six month period ended June 30, 2006 include $9.4 million ($6.4 million net of tax benefit of $3.0 million) of total stock-based compensation expense, $3.5 million of which has been included in cost of revenue and $5.9 million of which has been included in selling, general and administrative expenses.

Prior to January 1, 2006, Covance followed the disclosure-only provisions of SFAS 123 and, accordingly, accounted for awards under its share based compensation plans pursuant to the recognition and measurement principles of APB 25 and related Interpretations, as permitted by SFAS 123.  Under APB 25, compensation expense was recognized in the financial statements for the fair value of stock awards.  However, no compensation expense was recorded in the financial statements for stock option grants, as all options have been granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation expense was recorded in the financial statements for shares purchased by employees under the Company’s Employee Stock Purchase Program as that plan was considered to be non-compensatory under APB 25. The following table illustrates the effect on net income and earnings per share for the three and six month periods ended June 30, 2005 had Covance applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation plans.

	Three Months Ended, June 30, 2005	Six Months Ended, June 30, 2005
Net income, as reported	$29,550	$58,414
Add: Stock award-based employee compensation included in reported net income, net of related tax effects	833	1,941
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,902)	(8,364)
Pro forma net income	$26,481	$51,991

Earnings per share:
Basic—as reported	$0.47	$0.93
Basic—pro forma	$0.42	$0.83

Diluted—as reported	$0.46	$0.92
Diluted—pro forma	$0.42	$0.81

Options—The grant-date fair value of stock option awards is estimated using an option pricing model.  For stock options granted prior to January 1, 2006, the Company used the Black-Scholes-Merton option pricing formula to estimate the grant-date fair value of such awards.  For stock options granted on or subsequent to January 1, 2006, the Company is using the Lattice-Binomial option pricing formula to estimate the grant-date fair value of stock option awards.  The Company changed to the Lattice-Binomial option pricing formula as it believes such formula may result in a better estimate of fair value than the Black-Scholes-Merton formula.  In order to estimate the grant-date fair value, option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock, (c) the risk-free interest rate for the expected term of the option and (d) pre-vesting forfeiture rates.  The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting employment termination behavior.  The expected volatility of the price of the underlying stock is based upon the historical volatility of the Company’s stock computed over a period of time equal to the expected term of the option.  The risk free interest rate is based upon the implied yields currently available from the U.S. Treasury zero-coupon yield curve for issues with a remaining duration equal to the expected term of the option.  Pre-vesting forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Expected stock price volatility	43.6%	43.6%	43.6%	43.6%
Risk free interest rate(s)	4.61% - 4.99%	3.65%	4.38% - 4.57%	3.66%
Expected life of options (years)	4.33	5.0	4.33	5.0

The following table sets forth Covance’s stock option activity as of and for the six month period ended June 30, 2006:

	Number of Shares (in thousands)	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Options outstanding, December 31, 2005	3,841.9	$28.58
Granted	382.9	$56.12
Exercised	(741.6)	$27.01
Forfeited	(138.6)	$32.30
Options outstanding, June 30, 2006	3,344.6	$31.89	7.0 years	$98.1

Vested and unvested expected to vest at June 30, 2006	3,344.2	$31.67	7.0 years	$98.8
Exercisable at June 30, 2006	2,502.1	$26.42	6.3 years	$87.1

The weighted-average grant-date fair value per share of options granted during the three month periods ended June 30, 2006 and 2005 were $21.83 and $19.47, respectively.  The weighted-average grant-date fair value per share of options granted during the six month periods ended June 30, 2006 and 2005 were $22.04 and $18.10, respectively.  As of June 30, 2006, the total unrecognized compensation cost related to non-vested stock options granted was $11.9 million and is expected to be recognized over a weighted average period of 1.74 years.

The following table sets forth the aggregate intrinsic value of options exercised and the aggregate grant-date fair value of shares which vested for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2006	2005	2006	2005
Aggregate intrinsic value of options exercised	$7.1	$4.2	$23.0	$25.9
Aggregate grant-date fair value of shares vested	$0.9	$1.7	$13.0	$15.1

Cash proceeds from stock options exercised during the six month periods ended June 30, 2006 and 2005 totaled $19.9 million and $22.0 million, respectively.  Prior to the adoption of SFAS 123R, the Company presented the tax benefit of deductions resulting from the exercise of stock options as an operating cash flow in the Statements of Cash Flows in accordance with SFAS 123 and APB 25.  For the six months ended June 30, 2005, the tax benefit realized and included in operating cash flows totaled $8.0 million.  SFAS 123R requires that the cash flows resulting from tax benefits realized on tax deductions “in excess of” the compensation expense recognized (either in the financial statements or the pro forma footnote disclosures) for stock options exercised in the period be classified as a financing cash flow.  The “excess tax benefit” classified as a financing cash inflow

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

during the six months ended June 30, 2006 was $5.4 million and would have been classified as an operating cash inflow under SFAS 123.  The actual tax benefit realized on stock options exercised during the six month period ended June 30, 2006 was $9.6 million.  The difference between the actual tax benefit received and the “excess tax benefit” computed in accordance with SFAS 123R of $4.2 million continues to be classified as an operating cash inflow.

Restricted Stock Awards—Restricted stock awards are granted subject to certain restrictions, including in some cases service conditions (restricted stock) and in other cases service and performance conditions (performance shares).  The grant-date fair value of restricted stock and performance share awards, which has been determined based upon the market value of Covance’s shares on the grant date, is expensed over the vesting period.

The following table sets forth Covance’s performance shares and restricted stock activity as of and for the six month period ended June 30, 2006:

	Performance Shares		Restricted Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	175.2	$34.12	30.0	$44.99
Granted	157.9	$49.27	175.5	$56.32
Vested	(8.7)	$36.35	(0.5)	$56.18
Forfeited	(21.9)	$34.20	(10.9)	$53.13
Nonvested at June 30, 2006	302.5	$41.95	194.1	$54.75

The blended weighted average grant-date fair value for the performance shares and restricted stock awards granted during the three and six months ended June 30, 2006 was $58.41 and $52.98, respectively and during the three and six months ended June 30, 2005 was $44.98 and $36.39, respectively.  As of June 30, 2006, the total unrecognized compensation cost related to non-vested performance shares and restricted stock awards was $17.0 million.  This cost is expected to be recognized over a weighted average period of 2.5 years.

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

8.  Segment Information

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
June 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

The accounting policies of the reportable segments are the same as those described in Note 2.  Segment net revenues, operating income and total assets for the three and six months ended June 30, 2006 and 2005 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended June 30, 2006
Total revenues from external customers	$155,749	$179,491	$21,934	(a)	$357,174
Operating income	$39,135	$28,530	$(20,625	)(b)	$47,040
Total assets	$679,032	$399,699	$88,256	(c)	$1,166,987

Three months ended June 30, 2005
Total revenues from external customers	$139,766	$154,197	$13,449	(a)	$307,412
Operating income	$33,718	$26,895	$(18,687	)(b)	$41,926
Total assets	$500,050	$401,794	$31,637	(c)	$933,481

Six months ended June 30, 2006
Total revenues from external customers	$298,188	$357,561	$35,063	(a)	$690,812
Operating income	$74,634	$60,513	$(42,263	)(b)	$92,884
Total assets	$679,032	$399,699	$88,256	(c)	$1,166,987

Six months ended June 30, 2005
Total revenues from external customers	$270,717	$304,511	$24,967	(a)	$600,195
Operating income	$65,694	$52,539	$(35,451	)(b)	$82,782
Total assets	$500,050	$401,794	$31,637	(c)	$933,481

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

Taxes on Income. Since Covance conducts operations on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance’s profits are further impacted by changes in the tax rates of the various jurisdictions. In particular, as the geographic mix of Covance’s pre-tax earnings among various tax jurisdictions changes, Covance’s effective tax rate may vary from period to period.  In addition, Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted.  Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the amounts repatriated in the fourth quarter of 2005 under the American Jobs Creation Act of 2004 (the “Act”), Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of June 30, 2006.

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

Prior to the adoption of SFAS123R, the Company used stock options as the vehicle through which stock-based compensation awards were granted to eligible employees, other than executive officers who historically were granted a combination of performance-based share awards and stock options.  As a result of the adoption of SFAS 123R, the Company is now using a mix of restricted share awards and stock options as the vehicles through which stock-based compensation awards are granted to eligible employees, other than executive officers who continue to receive a combination of performance-based share awards and stock options.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Expected stock price volatility	43.6%	43.6%	43.6%	43.6%
Risk free interest rate(s)	4.61% - 4.99%	3.65%	4.38% - 4.57%	3.66%
Expected life of options (years)	4.33	5.0	4.33	5.0

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock based awards.

As of June 30, 2006, the total unrecognized compensation cost related to non-vested stock options granted was $11.9 million and is expected to be recognized over a weighted average period of 1.74 years. As of June 30, 2006, the total unrecognized compensation cost related to non-vested performance shares and restricted stock awards was $17.0 million and is expected to be recognized over a weighted average period of 2.5 years.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At June 30, 2006 the accumulated other comprehensive income — cumulative translation account balance was $23.4 million.

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

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005.  Net revenues increased 14.0% to $335.2 million for the three months ended June 30, 2006 from $294.0 million for the corresponding 2005 period.  Excluding the impact of foreign exchange rate variances between both periods net revenues increased 14.7% as compared to the corresponding 2005 period.  Net revenues from Covance’s early development segment grew 11.4%, or 12.0 % excluding the impact of foreign exchange rate variances between both periods, and growth was broad based across the segment.  Net revenues from Covance’s late-stage development segment grew 16.4%, or 17.1% excluding the impact of foreign exchange rate variances between both periods, primarily on strength in our central laboratory and commercialization services.  This strength was partially offset by the slower conversion of backlog to revenue in our clinical development service offering resulting from a lengthening of the average duration of clinical development projects in backlog due to a shift toward larger, more complex studies coupled with the impact of the delay of three large Phase III clinical trials. Of the three delayed studies, one initiated in June, another in July, and the third is scheduled to initiate by the end of 2006.

Cost of revenue increased 13.8% to $222.7 million or 66.4% of net revenues for the three months ended June 30, 2006 as compared to $195.7 million or 66.6% of net revenues for the corresponding 2005 period.  Comparisons to the prior year are impacted by the inclusion of $1.7 million in stock-based compensation in cost of revenue in the 2006 period pursuant to SFAS 123R.  These expenses reduced 2006 gross margins by 50 basis points to 33.6% of net revenues.  Had stock-based compensation been included in cost of revenue for the three months ended June 30, 2005 under SFAS 123, cost of revenue would have been $2.0 million higher and gross margins would have been 70 basis points lower or 32.7% of net revenue on a pro forma basis.

Overall, selling, general and administrative expenses increased 15.3% to $51.3 million for the three months ended June 30, 2006 from $44.5 million for the corresponding 2005 period.  As a percentage of net revenues, selling, general and administrative expenses increased 20 basis points to 15.3% for the three month period ended June 30, 2006 from 15.1% for the corresponding 2005 period.  Comparisons to the prior year are impacted by the inclusion of $2.1 million in stock-based compensation in selling, general and administrative expenses in the 2006 period pursuant to SFAS 123R.  These expenses increased selling, general and administrative expenses as a percentage of revenue by 60 basis points.  Had incremental stock-based compensation been included in selling, general and administrative expenses for the three months ended June 30, 2005 under SFAS 123, selling, general and administrative expenses would have been $2.5 million higher and selling, general and administrative expenses as a percentage of revenue would have been 90 basis points higher or 16.0% of net revenue on a pro forma basis.

Depreciation and amortization increased 19.7 % to $14.2 million or 4.2% of net revenues for the three months ended June 30, 2006 from $11.8 million or 4.0% of net revenues for the corresponding 2005 period primarily as a result of higher levels of capital spending over the last twelve months.

Income from operations increased 12.2% to $47.0 million or 14.0% of net revenues for the three months ended June 30, 2006 from $41.9 million or 14.3% of net revenues for the corresponding 2005 period.  Comparisons to the prior year are impacted by the inclusion of $3.8 million in stock-based compensation in operating expenses in the 2006 period pursuant to SFAS 123R.  These expenses reduced operating margin by 120 basis points.  Had incremental stock-based compensation been included in operating expenses for the three months ended June 30, 2005 under SFAS 123, operating expenses would have been  $4.5 million higher and operating margins would have been 160 basis points lower or 12.7% of net revenue on a pro forma basis.

Income from operations from Covance’s early development segment increased $5.4 million or 16.1% to $39.1 million or 25.1% of net revenues for the three months ended June 30, 2006 from $33.7 million or 24.1% of net revenues for the corresponding 2005 period. Growth was broad based across most of the segment’s service offerings. Income from operations from Covance’s late-stage development segment increased $1.6 million or 6.1% to $28.5 million for the three months ended June 30, 2006 from $26.9 million for the corresponding 2005 period.  Income from operations as a percentage of net revenues decreased to 15.9% for the three months ended June 30, 2006 from 17.4% for the corresponding 2005 period, due to the previously mentioned slower conversion of backlog to revenue in clinical development during the second quarter of 2006, which partially offset growth in our central laboratory and commercialization services.  Corporate expense increased $1.9 million to $20.6 million or 6.2% of net revenues for the three months ended June 30, 2006 from $18.7 million or 6.4% of net revenues for the three months ended June 30, 2005.  Comparisons to the prior year are impacted by the inclusion of $3.8 million or 1.1% of net revenues in stock-based compensation in corporate expenses in the 2006 period pursuant to SFAS 123R.  Had incremental stock-based compensation been included in corporate expenses for the three months ended June 30, 2005 under SFAS 123, corporate expenses would have been $4.5 million higher, totaling $23.2 million or 7.9% of net revenue on a pro forma basis.

Other income, net increased $1.3 million to $1.9 million for the three months ended June 30, 2006 from $0.6 million for the corresponding 2005 period primarily as a result of a $0.7 million increase in net interest income resulting from higher average interest rates earned on invested cash balances.

Covance’s effective tax rate for the three months ended June 30, 2006 was 29.5% compared to 30.7% for the corresponding 2005 period.  The year over year 120 basis point reduction in Covance’s effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, research and development tax credits in the United Kingdom, the favorable settlement of a foreign tax matter and other planning initiatives.

Covance has a minority equity position (approximately 21% at June 30, 2006) in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the three month periods ended June 30, 2006 and 2005, Covance recognized losses of $0.01 million and $0.2 million, respectively, representing its share of BITI’s losses.

Covance has a 47% minority equity position in Noveprim Limited, an existing supplier of research products.  For the three month periods ended June 30, 2006 and 2005, Covance recognized $0.5 million and $0.3 million, respectively, representing its share of Noveprim’s earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at June 30, 2006 and 2005.

Net income of $35.0 million for the three months ended June 30, 2006 increased $5.5 million or 18.5% as compared to $29.6 million for the corresponding 2005 period. Comparisons to the prior year are impacted by the inclusion of $2.6 million in stock-based compensation in the 2006 period pursuant to SFAS 123R.  Had incremental stock-based compensation been included in net income for the three months ended June 30, 2005 under SFAS 123, net income would have decreased by $3.1 million to $26.5 million on a proforma basis.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005.  Net revenues increased 14.0% to $655.7 million for the six months ended June 30, 2006 from $575.2 million for the corresponding 2005 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 15.9% as compared to the corresponding 2005 period.  Net revenues from Covance’s early development segment grew 10.2%, or 11.7% excluding the impact of foreign exchange rate variances between both periods, driven primarily by toxicology and chemistry services.  Net revenues from Covance’s late-stage development segment increased 17.4%, or 19.6% excluding the impact of foreign exchange rate variances between both periods, driven by growth in central laboratory and commercialization services, partially offset by the slower conversion of backlog to revenue in our clinical development service offering resulting from a lengthening of the average duration of clinical development projects in backlog due to a shift toward larger, more complex studies coupled with the impact of the delay of three large Phase III clinical trials.  Of the three delayed studies, one initiated in June, another in July, and the third is scheduled to initiate by the end of 2006.

Cost of revenue increased 14.1% to $436.4 million or 66.5% of net revenues for the six months ended June 30, 2006 as compared to $382.5 million or 66.5% of net revenues for the corresponding 2005 period.  Comparisons to the prior year are impacted by the inclusion of $3.5 million in stock-based compensation in cost of revenue in the 2006 period pursuant to SFAS 123R.  These expenses reduced 2006 gross margins by 50 basis points to 33.5% of net revenues.  Had stock-based compensation been included in cost of revenue for the six months ended June 30, 2005 under SFAS 123, cost of revenue would have been $4.2 million higher and gross margins would have been 70 basis points lower or 32.8% of net revenue on a pro forma basis.

Overall, selling, general and administrative expenses increased 15.0% to $99.6 million for the six months ended June 30, 2006 from $86.6 million for the corresponding 2005 period.  As a percentage of net revenues, selling, general and administrative expenses increased 10 basis points to 15.2% for the six months ended June 30, 2006 from 15.1% for the corresponding 2005 period.  Comparisons to the prior year are impacted by the inclusion of $4.3 million in stock-based compensation in selling, general and administrative expenses in the 2006 period pursuant to SFAS 123R.  These expenses increased selling, general and administrative expenses as a percentage of revenue by 70 basis points.  Had incremental stock-based compensation been included in selling, general and administrative expenses for the six months ended June 30, 2005 under SFAS 123, selling, general and administrative expenses would have been $5.2 million higher and selling, general and administrative expenses as a percentage of revenue would have been 90 basis points higher or 16.0% of net revenue on a pro forma basis.

Depreciation and amortization increased 15.2% to $26.9 million or 4.1% of net revenues for the six months ended June 30, 2006 from $23.3 million or 4.1% of net revenues for the corresponding 2005 period.

Income from operations increased 12.2% to $92.9 million or 14.2% of net revenues for the six months ended June 30, 2006 from $82.8 million or 14.4% of net revenues for the corresponding 2005 period.  Comparisons to the prior year are impacted by the inclusion of $7.8 million in stock-based compensation in operating expenses in the 2006 period pursuant to SFAS 123R.  These expenses reduced operating margin by 110 basis points.  Had incremental stock-based compensation been included in operating expenses for the six months ended June 30, 2005 under SFAS 123, operating expenses would have been $9.4 million higher and operating margins would have been 160 basis points lower or 12.8% of net revenue on a pro forma basis.

Income from operations from Covance’s early development segment increased $8.9 million or 13.6% to $74.6 million or 25.0% of net revenues for the six months ended June 30, 2006 from $65.7 million or 24.3% of net revenues for the corresponding 2005 period driven primarily by strength in toxicology and chemistry services. Income from operations from Covance’s late-stage development segment increased $8.0 million or 15.2% to $60.5 million for the six months ended June 30, 2006 from $52.5 million for the corresponding 2005 period.  Income from operations as a percentage of net revenues decreased to 16.9% for the six months ended June 30, 2006 from 17.3% for the corresponding 2005 period, due to the previously mentioned slower conversion of backlog to revenue in clinical development during the second quarter of 2006 which partially offset growth in our central laboratory and commercialization services.  Corporate expense increased $6.8 million to $42.2 million or 6.4% of net revenues for the six months ended June 30, 2006 from $35.5 million or 6.2% of net revenues for the six months ended June 30, 2005.  Comparisons to the prior year are impacted by the inclusion of $7.8 million or 1.2% of net revenues in stock-based compensation in corporate expenses in the 2006 period pursuant to SFAS 123R.  Had incremental stock-based compensation been included in corporate expenses for the six months ended June 30, 2005 under SFAS 123, corporate expenses would have been $9.4 million higher, totaling $44.9 million or 7.8% of net revenues on a pro forma basis.

Other income, net increased $2.4 million to $3.4 million for the six months ended June 30, 2006 from $1.0 million for the corresponding 2005 period. This increase is the result of a $1.5 million increase in net interest income resulting from higher average interest rates earned on invested cash balances coupled with a $0.9 million decrease in foreign exchange losses.

Covance’s effective tax rate for the six months ended June 30, 2006 was 29.8% compared to 30.7% for the corresponding 2005 period.  The 90 basis point reduction in Covance’s effective tax rate year over year is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, research and development tax credits in the United Kingdom, the favorable settlement of a foreign tax matter and other initiatives.

Covance has a minority equity position (approximately 21% at June 30, 2006) in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the six month periods ended June 30, 2006 and 2005, Covance recognized losses of $0.08 million and $0.3 million, respectively, representing its share of BITI’s losses.

Covance has a 47% minority equity position in Noveprim Limited, an existing supplier of research products.  For the six month periods ended June 30, 2006 and 2005, Covance recognized $0.8 million and $0.6 million, respectively, representing its share of Noveprim’s earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at June 30, 2006 and 2005.

Net income of $68.4 million for the six months ended June 30, 2006 increased $10.0 million or 17.1% as compared to $58.4 million for the corresponding 2005 period. Comparisons to the prior year are impacted by the inclusion of $5.3 million in stock-based compensation in the 2006 period pursuant to SFAS 123R.  Had incremental stock-based compensation been included in net income for the six months ended June 30, 2005 under SFAS 123, net income would have decreased by $6.4 million to $52.0 million on a proforma basis.

Liquidity and Capital Resources

Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases.  Covance’s $75.0 million revolving credit facility (the “Credit Facility”) expires in June 2009 and may be expanded to $125.0 million at Covance’s election. Covance believes cash from operations will provide sufficient liquidity for the foreseeable future.  At June 30, 2006, there were no outstanding borrowings and $0.8 million of outstanding letters of credit under the Credit Facility.  Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 75 basis point margin.  The Credit Facility contains various financial and other covenants.  At June 30, 2006, Covance was in compliance with the terms of the Credit Facility.  The Credit Facility is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

During the six months ended June 30, 2006, Covance’s operations provided net cash of $78.8 million, an increase of $27.1   million from the corresponding 2005 period.  The change in net operating assets used $29.4 million in cash during the six months ended June 30, 2006, primarily due an increase in prepaid expenses and other current assets and unbilled services, partially offset by a decrease in accounts receivable, while this net change used $35.1 million in cash during the six months ended June 30, 2005, primarily due to an increase in accounts receivable and unbilled services and a reduction in unearned revenue and accrued liabilities, partially offset by an increase in income taxes payable.  Covance’s ratio of current assets to current liabilities was 2.25 at June 30, 2006 and 2.16 at December 31, 2005.

  Investing activities for the six months ended June 30, 2006 used $123.1 million, compared to using $55.7 million for the corresponding 2005 period.  Capital spending for the first six months of 2006 totaled $49.3 million, and was primarily for the expansion of our Madison, WI and Harrogate, UK facilities, outfitting of new facilities, purchase of new equipment, and upgrade of existing equipment and software for newly hired employees.  Capital spending for the corresponding 2005 period totaled $54.9 million, and was primarily for the expansion of our Madison, WI and Harrogate, UK facilities, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and software for newly hired employees. Investment activities for the six months ended June 30, 2006 included the acquisitions of Radiant Research and Signet Laboratories for approximately $74 million.

On May 31, 2006, Covance acquired the stock of Radiant Research Inc. (“Radiant”) in a merger transaction for a cash payment of approximately $65.5 million (including direct acquisition costs of $0.5 million).  Radiant operates eight early development clinical sites performing Phase I/IIa clinical trial services. Results of operations for Radiant, which are now part of Covance’s Early Development segment service offering, are included in Covance’s consolidated statements of income beginning June 1, 2006.

Radiant’s assets and liabilities are reflected in Covance’s consolidated balance sheet at June 30, 2006 at their estimated fair value of $9.0 million on a net basis, based upon a preliminary purchase price allocation.  Intangible assets acquired were valued at $6.8 million. The remaining purchase price of $49.7 million represents goodwill. Radiant is expected to be accretive to earnings in 2007.

On May 31, 2006, Covance also acquired certain assets and liabilities of Signet Laboratories, Inc. (“Signet”) for a cash payment of approximately $9.1 million (including direct acquisition costs of $0.2 million).  Signet specializes in the development of monoclonal antibodies and diagnostic assays for cancer, infectious diseases and neurodegenerative diseases. Results of operations for Signet, which are now part of Covance’s Early Development segment service offering, are included in Covance’s consolidated statements of income beginning June 1, 2006. Signet’s assets and liabilities are reflected in Covance’s consolidated balance sheet at June 30, 2006 at their estimated fair value of $0.4 million on a net basis, based upon a preliminary purchase price allocation.  Intangible assets acquired were valued at $0.9 million. The remaining purchase price of $7.9 million represents goodwill. Signet is expected to be accretive to earnings in 2006.

Financing activities for the six months ended June 30, 2006 provided $18.9 million and was primarily comprised of proceeds from the exercise of stock options of $19.9 million, excess tax benefits realized on the exercise of stock options of $5.4 million (which are now required to be included in financing cash flows pursuant to SFAS 123R) and employee contributions to Covance’s employee stock purchase plan of $2.3 million, partially offset by the purchase into treasury of 149,951 shares for an aggregate cost of $8.7 million, primarily in connection with a 3.0 million share buyback program authorized by Covance’s Board of Directors in June 2004.  Financing activities for the six months ended June 30, 2005 used $31.0 million and consisted primarily of the purchase of 1,235,400 shares of Covance common stock for an aggregate cost of $55.0 million, primarily in connection with a 3.0 million share buyback program authorized by Covance’s Board of Directors in June 2004, partially offset by $24.0 million received from stock option exercises and employee contributions to Covance’s noncompensatory employee stock purchase plan.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”).  This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions.  Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006.  Covance will be required to adopt FIN 48 no later than the quarter beginning January 1, 2007.  Covance is currently in the process of evaluating the Interpretation and has not yet determined the impact, if any, FIN 48 will have on its consolidated financial results.

Forward Looking Statements. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company’s ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, difficulties or delays in integrating the business of Radiant and achieving anticipated efficiencies and synergies, and other factors described in Covance’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the six months ended June 30, 2006, approximately 37% of our net revenues were derived from our operations outside the United States.  We do not engage in derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying, or that make our services less competitive, could eliminate or substantially reduce the demand for our services. Also, if government efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, our customers may spend less, or reduce their growth in spending on research and development. If health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their growth in spending on research and development.

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

We derive a large portion of our net revenues from international operations. For the six month period ended June 30, 2006, we derived approximately 37% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities as reported on a settlement date basis during the quarter ended June 30, 2006 were as follows:

Issuer Purchases of Equity Securities (a):
Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs	Maximum # of Shares that May Yet Be Purchased Under Currently Authorized Programs
April 1, 2006 — April 30, 2006	—	—	5,326,600	673,400
May 1, 2006 — May 31, 2006	—	—	5,326,600	673,400
June 1, 2006 — June 30, 2006	134,300	$58.07	5,460,900	539,100

(a)              On June 28, 2004, the Company announced that its Board of Directors had approved the repurchase of up to an additional three million shares of common stock.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Covance was held on May 10, 2006, pursuant to notice.

Two directors were reelected to the Board of Directors with the following votes cast: Robert Barchi received 58,082,306 votes for and 201,488 votes were withheld; Sandra L. Helton received 57,486,433 votes for and 797,361 votes were withheld.  The following directors’ terms of office as a director continued after the meeting: Kathleen G. Bang, Robert M. Baylis, Joseph L. Herring, Irwin Lerner, J. Randall MacDonald and William C. Ughetta.

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

COVANCE INC.

Dated: August 2, 2006	By:	/s/	Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board and
Joseph L. Herring	Chief Executive Officer	August 2, 2006
(Principal Executive Officer)

/s/ William E. Klitgaard	Corporate Senior Vice President and
William E. Klitgaard	Chief Financial Officer	August 2, 2006
(Principal Financial Officer)

/s/ Michael Giannetto	Corporate Vice President and Controller
Michael Giannetto	(Principal Accounting Officer)	August 2, 2006

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification — Joseph L. Herring. Filed herewith.

31.2	Certification — William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — William E. Klitgaard. Filed herewith.