Form 10-Q
period 2006-09-30
COVANCE INC
filed 2006-11-02
CIK 1023131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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
YES ☐    NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 20, 2006, the Registrant had 63,985,593 shares of Common Stock outstanding.

Covance Inc.
Form 10-Q For the Quarterly Period Ended September 30, 2006

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(Dollars in thousands)	September 30,	December 31,
	2006	2005
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$210,080	$160,717
Accounts receivable	212,802	206,098
Unbilled services	95,661	88,297
Inventory	44,794	40,293
Deferred income taxes	5,468	2,062
Prepaid expenses and other current assets	62,278	49,243
Total Current Assets	631,083	546,710
Property and equipment, net	455,753	410,665
Goodwill, net	119,730	61,262
Other assets	47,463	37,966
Total Assets	$1,254,029	$1,056,603

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$27,824	$26,975
Accrued payroll and benefits	75,270	64,226
Accrued expenses and other current liabilities	50,693	48,298
Unearned revenue	100,991	96,987
Income taxes payable	19,573	16,242
Total Current Liabilities	274,351	252,728
Deferred income taxes	41,696	45,545
Other liabilities	31,145	26,559
Total Liabilities	347,192	324,832
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock — Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 73,099,123 and 71,813,112 shares issued and outstanding, including those held in treasury, at September 30, 2006 and December 31, 2005, respectively	731	718
Paid-in capital	412,499	350,678
Retained earnings	719,496	612,811
Accumulated other comprehensive income — Cumulative translation adjustment	28,619	13,367
Treasury stock at cost (9,152,637 and 9,002,620 shares at September 30, 2006 and December 31, 2005, respectively)	(254,508)	(245,803)
Total Stockholders’ Equity	906,837	731,771
Total Liabilities and Stockholders’ Equity	$1,254,029	$1,056,603

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30		September 30
	2006	2005	2006	2005
Net revenues	$341,478	$295,368	$997,227	$870,596
Reimbursable out-of-pockets	14,681	11,759	49,744	36,726
Total revenues	356,159	307,127	1,046,971	907,322

Cost and expenses:
Cost of revenue (excluding depreciation and amortization)	223,662	194,823	660,045	577,309
Reimbursed out-of-pocket expenses	14,681	11,759	49,744	36,726
Selling, general and administrative	54,196	44,673	153,794	131,299
Depreciation and amortization	14,584	11,758	41,468	35,092
Total costs and expenses	307,123	263,013	905,051	780,426
Income from operations	49,036	44,114	141,920	126,896

Other (income) expense, net:
Interest income	(1,749)	(809)	(5,371)	(2,975)
Interest expense	56	86	183	265
Foreign exchange transaction (gain) loss, net	(95)	(2)	(28)	949
Other income, net	(1,788)	(725)	(5,216)	(1,761)
Income before taxes and equity investee earnings	50,824	44,839	147,136	128,657
Taxes on income	12,726	13,685	41,389	39,444
Equity investee earnings	178	78	938	433
Net income	$38,276	$31,232	$106,685	$89,646

Basic earnings per share	$0.60	$0.50	$1.68	$1.43
Weighted average shares outstanding - basic	63,827,555	62,498,313	63,542,002	62,586,651

Diluted earnings per share	$0.59	$0.49	$1.65	$1.41
Weighted average shares outstanding — diluted	64,965,380	63,696,805	64,758,456	63,757,590

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

(Dollars in thousands)	Nine Months Ended September 30
	2006	2005
Cash flows from operating activities:
Net income	$106,685	$89,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,468	35,092
Non-cash compensation expense associated with employee benefit and stock compensation plans	21,990	10,257
Deferred income tax provision (benefit)	(658)	(2,349)
Equity investee earnings	(938)	(433)
Other	(187)	549
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(998)	(24,042)
Unbilled services	(7,364)	(17,210)
Inventory	(4,087)	(964)
Accounts payable	725	(1,937)
Accrued liabilities	10,003	(1,855)
Unearned revenue	1,978	(5,956)
Income taxes payable	8,274	23,234
Other assets and liabilities, net	(11,558)	(4,495)
Net cash provided by operating activities	165,333	99,537

Cash flows from investing activities:
Capital expenditures	(71,755)	(94,338)
Acquisition of businesses	(74,561)	(6,627)
Other, net	699	115
Net cash used in investing activities	(145,617)	(100,850)

Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	34,901	29,675
Purchase of treasury stock	(8,705)	(55,213)
Net cash provided by (used in) financing activities	26,196	(25,538)

Effect of exchange rate changes on cash	3,451	(10,461)
Net change in cash and cash equivalents	49,363	(37,312)
Cash and cash equivalents, beginning of period	160,717	177,712
Cash and cash equivalents, end of period	$210,080	$140,400

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance”) for the years ended December 31, 2005, 2004, and 2003 included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $36.8 million and $31.6 million at September 30, 2006 and December 31, 2005, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

Inventory

Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  The most recent annual test for impairment performed for 2005 did not identify any instances of impairment and there were no events through September 30, 2006 that warranted a reconsideration of our impairment test results.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2006 and 2005
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

Covance maintains an income tax reserve for exposures relating to various income tax matters which is included in accrued expenses and other current liabilities on the consolidated balance sheet.  The balance of this income tax reserve at September 30, 2006 is $6.6 million and relates to exposures for income tax matters such as transfer pricing, nexus, deemed dividends and the allocation of overhead costs across various Federal, state and foreign income tax jurisdictions.  By way of background, an accrual is established at the time an exposure is identified when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  The amount of the accrual for each item for which an exposure exists is adjusted when either (a) matters are settled at amounts which are different than the amount included in the reserve or (b) when facts indicate a significant change in either the probability or estimated amount of the potential exposure. The balance of this reserve was reduced by $2.5 million during the quarter ended September 30, 2006 as a result of several favorable developments arising during the quarter.  These developments included a matter as to which closure was reached with a foreign tax authority relating to research and development tax credits totaling $1.8 million as well as exposures as to which it is no longer probable that a liability exists relating primarily to transfer pricing matters aggregating $0.7 million.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the one-time opportunity provided under the American Jobs Creation Act, pursuant to which Covance repatriated $103 million in accumulated foreign earnings in the fourth quarter of 2005, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of September 30, 2006.

Comprehensive Income

Covance’s total comprehensive income, which represents net income plus the change in the cumulative translation adjustment equity account for the periods presented, was $43.5 million and $29.9 million for the three months ended September 30, 2006 and 2005, respectively, and $121.9 million and $68.4 million for the nine months ended September 30, 2006 and 2005, respectively.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.  The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued; computed under the treasury stock method in accordance with the requirements of SFAS No. 128, Earnings Per Share.  In computing diluted earnings per share for the three months ended September 30, 2006 and 2005, the denominator was increased by 1,137,825 shares and 1,198,492 shares, respectively, and for the nine months ended September 30, 2006 and 2005, the denominator was increased by 1,216,454 shares and 1,170,939 shares, respectively, representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued for stock options outstanding at September 30, 2006 and 2005 with exercise prices less than the average market price of Covance’s Common Stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended September 30, 2006 were options to purchase 2,155 shares of common stock at prices ranging from $63.79 to $66.38 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the nine months ended September 30, 2006 were options to purchase 7,634 shares of common stock at prices ranging from $59.52 to $66.38 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended September 30, 2005 were options to purchase 8,010 shares of common stock at prices ranging from $49.61 to $52.71 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the nine months ended September 30, 2005 were options to purchase 29,077 shares of common stock at prices ranging from $45.23 to $52.71 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

Stock-Based Compensation

The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 8 herein and Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Supplemental Cash Flow Information

Cash paid for interest for the nine month periods ended September 30, 2006 and 2005 was $0.1 million and $0.3 million, respectively. Cash paid for income taxes for the nine month periods ended September 30, 2006 and 2005 totaled $33.0 million and $14.9 million, respectively.  The change in income taxes payable in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 reflects as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options as measured under SFAS 123R of $6.6 million (a corresponding cash inflow of $6.6 million has been reflected in financing cash flows).  The change in income taxes payable in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 reflects the tax benefit from employee exercise of non-qualified stock options of $10.0 million as measured and accounted for under SFAS 123 and APB 25.  Pursuant to those standards, both the reduction in taxes payable and the increase in equity resulting from the excess tax benefit received are reflected in operating cash flows.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan — measured as the difference between the fair value of plan assets and the projected benefit obligation — as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan in the year in which such changes occur through other comprehensive income. The financial statement recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, which will result in Covance recording the underfunded status of its plans as a liability with a corresponding decrease, net of tax, in the accumulated other comprehensive income equity account on its balance sheet at December 31, 2006 and recognizing future

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

changes in the funded status of its plans in other comprehensive income beginning with the year ending December 31, 2007. SFAS 158 also requires, effective for fiscal years ending after December 15, 2008, that the measurement of the overfunded or underfunded status of the plan be made as of the employer’s fiscal year end and not as of an earlier measurement date.  Covance will be required to conform the measurement dates of its plans to December 31st  for its fiscal year ending December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157, which applies whenever other standards require (or permit) fair value measurement, defines fair value and provides guidance for using fair value to measure assets and liabilities.  SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used in those measurements and the effect of fair value measurements on earnings. Covance will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. Covance is currently in the process of evaluating SFAS 157, and has not yet determined the impact, if any, SFAS 157 will have on its consolidated results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).  This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions.  Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006.  Covance will be required to adopt FIN 48 no later than the quarter beginning January 1, 2007.  Covance is currently in the process of evaluating the Interpretation and has not yet determined the impact, if any, FIN 48 will have on its consolidated results of operations or financial position.

3.  Treasury Stock

In June 2004, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance’s stock repurchase program.  At September 30, 2006, there are approximately 0.5 million shares remaining for purchase under the 2004 authorization.  Covance also reacquires shares of its common stock in connection with certain employee benefit plans when employees tender shares either in connection with reload stock options or to satisfy income tax withholdings associated with the vesting of stock awards.  The following table sets forth the treasury stock activity during the nine month periods ended September 30, 2006 and 2005.

	Nine Months Ended September 30
	2006		2005
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$7,799	134.3	$53,210	1,195.5
Employee benefit plans	906	15.7	2,003	44.9
Total	$8,705	150.0	$55,213	1,240.4

4.  Equity Method Investees

Covance has a 47% minority equity position in Noveprim Ltd., an existing supplier of research products, which was acquired in March 2004 at a cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment.  This investment is reflected in Other Assets on the Consolidated Balance Sheet.  During the three and nine month periods ended September 30, 2006, Covance recognized $0.2 million and $1.0 million, respectively, representing its share of Noveprim’s earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at September 30, 2006.  During the three and nine month periods ended September 30, 2005, Covance recognized $0.2 million and $0.9 million, respectively, representing its share of Noveprim’s earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at September 30, 2005.  The carrying value of Covance’s investment in Noveprim as of September 30, 2006 and December 31, 2005 was $23.8 million and $21.7 million, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

Covance has a minority equity position (approximately 21% at September 30, 2006) in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the three and nine month periods ended September 30, 2006, Covance recognized income of $0.02 million and losses of $0.06 million, respectively, representing its share of BITI’s earnings.  During the three and nine month periods ended September 30, 2005, Covance recognized losses of $0.2 million and $0.4 million, respectively, representing its share of BITI’s losses.  The carrying value of Covance’s investment in BITI as of September 30, 2006 and December 31, 2005 was $0.4 million and $0.5 million, respectively, while the fair market value was $10.0 million and $7.6 million, respectively.

5.  Acquisitions

On May 31, 2006, Covance acquired the stock of Radiant Research Inc. (“Radiant”) in a merger transaction for cash payments aggregating approximately $66.5 million (including direct acquisition costs of $0.5 million, which have already been paid, and a working capital adjustment of $1.0 million which will be paid in October 2006).  Radiant operates eight early development clinical sites performing Phase I/IIa clinical trial services.  Results of operations for Radiant, which are now part of Covance’s Early Development segment service offering, and the fair value of Radiant’s assets and liabilities acquired, are included in Covance’s consolidated financial statements beginning June 1, 2006.

On May 31, 2006, Covance also acquired certain assets and liabilities of Signet Laboratories, Inc. (“Signet”) for cash payments totaling $9.1 million (including direct acquisition costs of $0.2 million).  Signet specializes in the development of monoclonal antibodies and diagnostic assays for cancer, infectious diseases and neurodegenerative diseases.  Results of operations for Signet, which are now part of Covance’s Early Development segment service offering, and the fair value of Signet’s assets and liabilities acquired, are included in Covance’s consolidated financial statements beginning June 1, 2006.

The table below summarizes the preliminary purchase price allocations for the Radiant and Signet acquisitions:

	Radiant	Signet
Estimated fair value of net tangible assets acquired.	$9,115	$352
Fair value of intangible assets acquired (8 year weighted average useful life)	6,820	850
Goodwill	50,573	7,895
Net assets acquired	$66,508	$9,097

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

In August 2005, Covance acquired GFI Clinical Services, an 80 bed Phase I clinic, from West Pharmaceutical Services, Inc. for a cash payment of $5.7 million.  The goodwill resulting from this transaction aggregated $4.0 million.

In June 2005, Covance acquired the business of an antibody products provider for a cash payment of $0.9 million.  The goodwill resulting from this transaction aggregated $0.4 million.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

6.  Goodwill and Intangible Assets

The following table sets forth changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2005 and nine months ended September 30, 2006, respectively:

	Early Development	Late-Stage Development	Total
Balance, December 31, 2004	$6,721	$50,155	$56,876
Goodwill acquired during the year	4,386	—	4,386
Balance, December 31, 2005	11,107	50,155	61,262
Goodwill acquired during the period	58,468	—	58,468
Balance, September 30, 2006	$69,575	$50,155	$119,730

The following table summarizes the Company’s acquired amortizable intangible assets, which are reflected in Other Assets on the Consolidated Balance Sheet, as of September 30, 2006:

	Cost	Accumulated Amortization	Net Carrying Value
Customer Lists (10 year weighted average useful life)	$4,510	$(150)	$4,360
Technology (5 year weighted average useful life)	2,340	(151)	2,189
Other - Patient List, Backlog and Non-Compete Agreements (weighted average useful lives ranging from 1 to 4 years)	820	(151)	669
Total	$7,670	$(452)	$7,218

Amortization expense for the three and nine month periods ended September 30, 2006 was $0.3 million and $0.5 million, respectively.  Amortization expense expected to be recorded for each of the next five years is as follows:

2007	$1,202
2008	$1,047
2009	$1,016
2010	$944
2011	$685

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

7.  Defined Benefit Plans

Covance sponsors various pension and other post-retirement benefit plans.  In accordance with the interim disclosure provisions of SFAS No. 132 (revised 2003), Employers’ Disclosure About Pensions and Other Post-Retirement Benefits, the interim disclosures required are shown below.

Defined Benefit Pension Plans

Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies.  Benefit amounts for all three plans are based upon years of service and compensation.  The German plan is unfunded while the UK plans are funded.  Covance’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements.  Pension plan assets are administered by the plans’ trustees and are principally invested in equity and debt securities.  The components of net periodic pension expense for these plans for the three and nine month periods ended September 30, 2006 and 2005 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005
Components of Net Periodic Pension Cost:
Service cost	$1,520	$1,205	$102	$80
Interest cost	1,627	1,373	77	64
Expected return on plan assets	(1,850)	(1,396)	—	—
Amortization of net actuarial loss	482	375	13	1
Participant contributions	(586)	(546)	—	—
Net periodic pension cost	$1,193	$1,011	$192	$145

Assumptions Used to Determine Net PeriodicPension Cost:
Discount rate	5.00%	5.75%	4.65%	5.25%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.00%	4.00%	2.50%	2.50%

	United Kingdom Plans		German Plan
	Nine Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Components of Net Periodic Pension Cost:
Service cost	$4,371	$3,685	$299	$244
Interest cost	4,674	4,200	223	196
Expected return on plan assets	(5,314)	(4,271)	—	—
Amortization of net actuarial loss	1,384	1,146	37	4
Participant contributions	(1,684)	(1,670)	—	—
Net periodic pension cost	$3,431	$3,090	$559	$444

Assumptions Used to Determine Net PeriodicPension Cost:
Discount rate	5.00%	5.75%	4.65%	5.25%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.00%	4.00%	2.50%	2.50%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance.  Benefit amounts are based upon years of service and compensation of the participating employees.  The components of net periodic pension cost for the three and nine month periods ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Components of Net Periodic Pension Cost:
Service cost	$231	$277	$694	$831
Interest cost	164	146	492	439
Amortization of prior service cost	19	19	57	57
Amortization of net actuarial loss	8	—	24	—
Net periodic pension cost	$422	$442	$1,267	$1,327

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	6.00%	5.50%	6.00%
Salary increases	4.00%	4.00%	4.00%	4.00%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.  The components of net periodic post-retirement benefits cost for the three and nine month periods ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2006		2005		2006		2005
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$44		$49		$132		$147
Interest cost	78		90		234		269
Amortization of net actuarial loss	13		36		39		108
Net periodic post-retirement benefits cost	$135		$175		$405		$524

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	5.50%		6.00%		5.50%		6.00%
Health care cost trend rate	9.00	%(a)	9.00	%(a)	9.00	%(a)	9.00	%(a)

(a) decreasing to ultimate trend of 5.00% in 2010

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

8.  Stock Compensation

In June 2002, Covance’s Board of Directors adopted the 2002 Employee Stock Option Plan (the “2002 ESOP”). The 2002 ESOP will expire on June 24, 2012. The 2002 ESOP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2002 ESOP, to grant awards to employees of Covance or entities in which Covance has a controlling or significant interest, except that officers as defined in Rule 16(a)-1(f) of the Securities Exchange Act of 1934, and members of the Board of Directors are not eligible to receive awards. The 2002 ESOP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock and stock appreciation rights. The exercise period for stock options granted under the 2002 ESOP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant.  The vesting period for stock options granted under the 2002 ESOP is determined by the Compensation Committee at the time of grant and options vest over a two year period. No stock appreciation rights have ever been granted under the 2002 ESOP. The number of shares of Covance common stock initially available for grant under the 2002 ESOP totaled 5.9 million. The Company issues authorized but previously unissued shares when options are exercised. At September 30, 2006, there were approximately 3.0 million shares remaining available for grants or awards under the 2002 ESOP.

In May 2002, Covance’s shareholders approved the 2002 Employee Equity Participation Plan (the “2002 EEPP”) in replacement of the 2000 Employee Equity Participation Plan (the “2000 EEPP”). The 2002 EEPP became effective on May 7, 2002 and will expire on May 6, 2012. The 2002 EEPP authorizes the Compensation Committee, or such committee as is appointed by the Covance Board of Directors, to administer the 2002 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant interest. The 2002 EEPP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination.  The exercise period for stock options granted under the 2002 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant.  The vesting period for stock options and stock awards granted under the 2002 EEPP is determined by the Compensation Committee at the time of grant. Options vest over a three year period for senior executives and over a two year period for all other employees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2002 EEPP totaled approximately 3.25 million plus approximately 0.9 million shares remaining available under the 2000 EEPP at the time the 2002 EEPP was approved. Effective upon approval of the 2002 EEPP, no further grants or awards were permitted under the 2000 EEPP. All grants and awards under the 2000 EEPP remaining outstanding are now administered and paid in accordance with the provisions of the 2000 EEPP out of shares issuable under the 2002 EEPP. The Company issues authorized but previously unissued shares when options are exercised. At September 30, 2006 there were approximately 3.6 million shares remaining available for grants or awards under the 2002 EEPP.

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

As a result of the adoption of SFAS 123R, both income from operations and income before taxes for the three and nine month periods ended September 30, 2006 include incremental stock-based compensation expense of $3.8 million and $11.6 million, respectively.  For the three months ended September 30, 2006, the after tax impact of this incremental stock-based compensation expense on net income, basic and diluted earnings per share was $2.6 million, $0.04 and $0.04 respectively.  For the nine months ended September 30, 2006, the after tax impact of this incremental stock-based compensation expense on net income, basic and diluted earnings per share was $7.9 million, $0.12 and $0.12 respectively.  Results of operations for the three month period ended September 30, 2006 include $5.8 million ($3.9 million net of tax benefit of $1.9 million) of total stock-

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

based compensation expense, $1.7 million of which has been included in cost of revenue and $4.1 million of which has been included in selling, general and administrative expenses.  Results of operations for the nine month period ended September 30, 2006 include $15.2 million ($10.3 million net of tax benefit of $4.9 million) of total stock-based compensation expense, $5.2 million of which has been included in cost of revenue and $10.0 million of which has been included in selling, general and administrative expenses.

Prior to January 1, 2006, Covance followed the disclosure-only provisions of SFAS 123 and, accordingly, accounted for awards under its share based compensation plans pursuant to the recognition and measurement principles of APB 25 and related Interpretations, as permitted by SFAS 123.  Under APB 25, compensation expense was recognized in the financial statements for the fair value of stock awards.  However, no compensation expense was recorded in the financial statements for stock option grants, as all options have been granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation expense was recorded in the financial statements for shares purchased by employees under the Company’s Employee Stock Purchase Program as that plan was considered to be non-compensatory under APB 25. The following table illustrates the effect on net income and earnings per share for the three and nine month periods ended September 30, 2005 had Covance applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation plans.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$31,232	$89,646
Add: Stock award-based employee compensation included in reported net income, net of related tax effects	1,339	3,281
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,173)	(12,538)
Pro forma net income	$28,398	$80,389

Earnings per share:
Basic—as reported	$0.50	$1.43
Basic—pro forma	$0.45	$1.28

Diluted—as reported	$0.49	$1.41
Diluted—pro forma	$0.45	$1.26

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
September 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Expected stock price volatility	43.6%	43.6%	43.6%	43.6%
Risk free interest rate(s)	3.91% - 4.54%	4.05%	3.91% - 4.54%	3.67%
Expected life of options (years)	4.33	5.0	4.33	5.0

The following table sets forth Covance’s stock option activity as of and for the nine month period ended September 30, 2006:

	Number of Shares (in thousands)	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Options outstanding, December 31, 2005	3,841.9	$28.58
Granted	387.5	$56.37
Exercised	(913.5)	$27.42
Forfeited	(231.5)	$29.25
Options outstanding, September 30, 2006	3,084.4	$32.33	6.8 years	$105.0

Vested and unvested expected to vest at September 30, 2006	2,978.3	$32.60	6.8 years	$100.6
Exercisable at September 30, 2006	2,260.7	$26.49	6.0 years	$90.2

The weighted-average grant-date fair value per share of options granted during the three month periods ended September 30, 2006 and 2005 were $21.17 and $20.55, respectively.  The weighted-average grant-date fair value per share of options granted during the nine month periods ended September 30, 2006 and 2005 were $21.99 and $18.18, respectively.  As of September 30, 2006, the total unrecognized compensation cost related to non-vested stock options granted was $9.6 million and is expected to be recognized over a weighted average period of 1.64 years.

The following table sets forth the aggregate intrinsic value of options exercised and the aggregate grant-date fair value of shares which vested for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2006	2005	2006	2005
Aggregate intrinsic value of options exercised	$6.2	$6.0	$29.0	$31.9
Aggregate grant-date fair value of shares vested	$1.3	$3.0	$14.2	$18.1

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

Cash proceeds from stock options exercised during the nine month periods ended September 30, 2006 and 2005 totaled $25.0 million and $27.0 million, respectively.  Prior to the adoption of SFAS 123R, the Company presented the tax benefit of deductions resulting from the exercise of stock options as an operating cash flow in the Statements of Cash Flows in accordance with SFAS 123 and APB 25.  For the nine months ended September 30, 2005, the tax benefit realized and included in operating cash flows totaled $10.0 million.  SFAS 123R requires that the cash flows resulting from tax benefits realized on tax deductions “in excess of” the compensation expense recognized (either in the financial statements or the pro forma footnote disclosures) for stock options exercised in the period be classified as a financing cash flow.  The “excess tax benefit” classified as a financing cash inflow during the nine months ended September 30, 2006 was $6.6 million and would have been classified as an operating cash inflow under SFAS 123.  The actual tax benefit realized on stock options exercised during the nine month period ended September 30, 2006 was $11.6 million.  The difference between the actual tax benefit received and the “excess tax benefit” computed in accordance with SFAS 123R of $5.0 million continues to be classified as an operating cash inflow.

Restricted Stock Awards — Restricted stock awards are granted subject to certain restrictions, including in some cases service conditions (restricted stock) and in other cases service and performance conditions (performance shares).  The grant-date fair value of restricted stock and performance share awards, which has been determined based upon the market value of Covance’s shares on the grant date, is expensed over the vesting period.

The following table sets forth Covance’s performance shares and restricted stock activity as of and for the nine month period ended September 30, 2006:

	Performance Shares		Restricted Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	175.2	$34.12	30.0	$44.99
Granted	157.9	$49.27	191.3	$56.77
Vested	(8.7)	$36.35	(0.9)	$56.18
Forfeited	(21.9)	$34.20	(16.2)	$54.16
Nonvested at September 30, 2006	302.5	$41.95	204.2	$55.25

The blended weighted average grant-date fair value of performance shares and restricted stock awards granted during the three and nine months ended September 30, 2006 was $61.65 and $53.38, respectively and during the nine months ended September 30, 2005 was $36.39.  There were no performance shares or restricted stock awards granted during the three months ended September 30, 2005. As of September 30, 2006, the total unrecognized compensation cost related to non-vested performance shares and restricted stock awards was $17.0 million.  This cost is expected to be recognized over a weighted average period of  2.3 years.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
September 30, 2006 and 2005
(dollars in thousands, unless otherwise indicated)

9.  Segment Information

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

The accounting policies of the reportable segments are the same as those described in Note 2.  Segment net revenues, operating income and total assets for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended September 30, 2006
Total revenues from external customers	$167,389	$174,089	$14,681	(a)	$356,159
Operating income	$40,330	$30,433	$(21,727	) (b)	$49,036
Total assets	$717,275	$404,495	$132,259	(c)	$1,254,029

Three months ended September 30, 2005
Total revenues from external customers	$140,508	$154,860	$11,759	(a)	$307,127
Operating income	$36,639	$24,300	$(16,825	) (b)	$44,114
Total assets	$538,589	$422,486	$33,118	(c)	$994,193

Nine months ended September 30, 2006
Total revenues from external customers	$465,577	$531,650	$49,744	(a)	$1,046,971
Operating income	$114,964	$90,946	$(63,990	) (b)	$141,920
Total assets	$717,275	$404,495	$132,259	(c)	$1,254,029

Nine months ended September 30, 2005
Total revenues from external customers	$411,225	$459,371	$36,726	(a)	$907,322
Operating income	$102,333	$76,839	$(52,276	) (b)	$126,896
Total assets	$538,589	$422,486	$33,118	(c)	$994,193

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

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

Taxes on Income. Since Covance conducts operations on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance’s profits are further impacted by changes in the tax rates of the various jurisdictions. In particular, as the geographic mix of Covance’s pre-tax earnings among various tax jurisdictions changes, Covance’s effective tax rate may vary from period to period.  In addition, Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted.  Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the amounts repatriated in the fourth quarter of 2005 under the American Jobs Creation Act of 2004 (the “Act”), Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of September 30, 2006.

Covance maintains an income tax reserve for exposures relating to various income tax matters which is included in accrued expenses and other current liabilities on the consolidated balance sheet.  The balance of this income tax reserve at September 30, 2006 is $6.6 million and relates to exposures for income tax matters such as transfer pricing, nexus, deemed dividends and the allocation of overhead costs across various Federal, state and foreign income tax jurisdictions. By way of background, an accrual is established at the time an exposure is identified when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  The amount of the accrual for each item for which an exposure exists is adjusted when either (a) matters are settled at amounts which are different than the amount included in the reserve or (b) when facts indicate a significant change in either the probability or estimated amount of the potential exposure.  While Covance believes that it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved.  It is also possible that changes in estimates in the future could cause Covance to either materially increase or reduce the carrying amount of its income tax reserve.  The balance of this reserve was reduced by $2.5 million during the quarter ended September 30, 2006 as a result of several favorable developments arising during the quarter.  These developments included a matter as to which closure was reached with a foreign tax authority relating to research and development tax credits totaling $1.8 million as well as exposures as to which it is no longer probable that a liability exists relating primarily to transfer pricing matters aggregating $0.7 million.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Expected stock price volatility	43.6%	43.6%	43.6%	43.6%
Risk free interest rate(s)	3.91% - 4.54%	4.05%	3.91% - 4.54%	3.67%
Expected life of options (years)	4.33	5.0	4.33	5.0

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock based awards.

As of September 30, 2006, the total unrecognized compensation cost related to non-vested stock options granted was $9.6 million and is expected to be recognized over a weighted average period of 1.64 years. As of September 30, 2006, the total unrecognized compensation cost related to non-vested performance shares and restricted stock awards was $17.0 million and is expected to be recognized over a weighted average period of 2.3 years.

Impairment of Assets. Covance reviews its long-lived assets other than goodwill and other indefinite lived intangible assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  The assessment of possible impairment is based upon Covance’s judgment of its ability to recover the asset from the expected future undiscounted cash flows of the related operations.  Actual future cash flows may be greater or less than estimated.

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  This test is performed by comparing, at the reporting unit level, the carrying value to its fair value.  Covance assesses fair value based upon its best estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The test performed for 2005 did not identify any instances of impairment.  However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

Defined Benefit Pension Plans. Covance sponsors defined benefit pension plans for the benefit of its employees at three foreign subsidiaries as well as a non-qualified supplemental executive retirement plan and a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries.  The measurement of the related benefit obligation and net periodic benefit cost recorded each year is based upon actuarial computations which require the use of judgment as to certain assumptions.   The more significant of these assumptions are: (a) the appropriate discount rate to use in computing the present value of the benefit obligation; (b) the expected return on plan assets (for funded plans); and (c) the expected future rate of salary increases (for pay-related plans).  Actual results (such as the return on plan assets, future rate of salary increases and plan participation rates) will likely differ from the assumptions used.  Those differences, along with changes that may be made in the assumptions used from period to period, will impact the amounts reported in the financial statements and footnote disclosures.

Set forth below is a discussion of the impact that differences between assumed results and (a) actual results and (b) assumption changes have had on our results of operations for the years ended December 31, 2005, 2004 and 2003 and on the financial position of the plans as of December 31, 2005 and 2004 for our UK defined benefit pension plans (the largest of our defined benefit-type pension plans).

	United Kingdom Plans
(amounts in millions)	2005	2004	2003	2002
Net periodic pension cost	$4.1	$4.3	$4.1	$3.0

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.75%	6.00%	6.00%	6.50%
Expected rate of return on assets	6.75%	6.00%	6.00%	6.50%
Salary increases	4.00%	3.50%	3.50%	3.50%

The change in the net periodic benefit cost from period to period is attributable to the following:

	United Kingdom Plans
(amounts in millions)	2004 to 2005	2003 to 2004	2002 to 2003
Change in discount rate	$0.4	—	$0.5
Change in expected rate of return on assets	(0.6)	—	0.3
Change in rate of salary increases	0.4	—	—
Other, including differences between actual experience and assumptions used	(0.4)	$(0.3)	—
Foreign currency exchange rate changes	—	0.5	0.3
Net change in periodic benefit cost	$(0.2)	$0.2	$1.1

	United Kingdom Plans
	2005	2004	2003
Weighted average assumptions used to determine benefit obligation:
Discount rate	5.00%	5.75%	6.00%
Salary increases	4.00%	4.00%	3.50%

The change in the projected benefit obligation from period to period is attributable to the following:

	United Kingdom Plans
(amounts in millions)	2004 to 2005	2003 to 2004
Benefit obligation, beginning of year	$103.3	$79.4
Service/interest cost components of net periodic benefit cost in year	10.5	9.6
Benefits paid	(1.2)	(1.5)
Reduction in discount rate	18.6	5.2
Change in rate of salary increases	—	2.4
Other, including differences between actual experience and assumptions used	(0.5)	0.6
Foreign currency exchange rate changes	(10.9)	7.6
Benefit obligation, end of year	$119.8	$103.3

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At September 30, 2006 the accumulated other comprehensive income — cumulative translation account balance was $28.6 million.

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

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005.  Net revenues increased 15.6% to $341.5 million for the three months ended September 30, 2006 from $295.4 million for the corresponding 2005 period.  Excluding the impact of foreign exchange rate variances between both periods net revenues increased 14.3% as compared to the corresponding 2005 period.  Net revenues from Covance’s early development segment grew 19.1%, or 17.6% excluding the impact of foreign exchange rate variances between both periods, driven by continued strong performance of our global toxicology and chemistry services.  Net revenues from Covance’s late-stage development segment grew 12.4%, or 11.3% excluding the impact of foreign exchange rate variances between both periods, driven by our central laboratory and clinical development services.

Cost of revenue increased 14.8% to $223.7 million or 65.5% of net revenues for the three months ended September 30, 2006 as compared to $194.8 million or 66.0% of net revenues for the corresponding 2005 period.  Comparisons to the prior year are impacted by the inclusion of $1.7 million in stock-based compensation in cost of revenue in the 2006 period pursuant to SFAS 123R.  These expenses reduced 2006 gross margins by 50 basis points to 34.5% of net revenues.  Had stock-based compensation been included in cost of revenue for the three months ended September 30, 2005 under SFAS 123, cost of revenue would have been $1.9 million higher and gross margins would have been 60 basis points lower or 33.4% of net revenue on a pro forma basis.

Overall, selling, general and administrative expenses increased 21.3% to $54.2 million for the three months ended September 30, 2006 from $44.7 million for the corresponding 2005 period.  As a percentage of net revenues, selling, general and administrative expenses increased 80 basis points to 15.9% for the three month period ended September 30, 2006 from

15.1% for the corresponding 2005 period.  Comparisons to the prior year are impacted by the inclusion of $2.1 million in stock-based compensation in selling, general and administrative expenses in the 2006 period pursuant to SFAS 123R.  These expenses increased selling, general and administrative expenses as a percentage of revenue by 60 basis points.  Had incremental stock-based compensation been included in selling, general and administrative expenses for the three months ended September 30, 2005 under SFAS 123, selling, general and administrative expenses would have been $2.3 million higher and selling, general and administrative expenses as a percentage of revenue would have been 80 basis points higher or 15.9% of net revenue on a pro forma basis.

Depreciation and amortization increased 24.0% to $14.6 million or 4.3% of net revenues for the three months ended September 30, 2006 from $11.8 million or 4.0% of net revenues for the corresponding 2005 period primarily as a result of higher levels of capital spending over the last twelve months.

Income from operations increased 11.2% to $49.0 million or 14.4% of net revenues for the three months ended September 30, 2006 from $44.1 million or 14.9% of net revenues for the corresponding 2005 period.  Comparisons to the prior year are impacted by the inclusion of $3.8 million in stock-based compensation in operating expenses in the 2006 period pursuant to SFAS 123R.  These expenses reduced operating margin by 110 basis points.  Had incremental stock-based compensation been included in operating expenses for the three months ended September 30, 2005 under SFAS 123, operating expenses would have been  $4.2 million higher and operating margins would have been 140 basis points lower or 13.5% of net revenue on a pro forma basis.

Income from operations from Covance’s early development segment increased $3.7 million or 10.1% to $40.3 million or 24.1% of net revenues for the three months ended September 30, 2006 from $36.6 million or 26.1% of net revenues for the corresponding 2005 period. North American toxicology and chemistry operating margins were very strong, benefiting from our new toxicology capacity and improving results in bioanalytical chemistry.  The year-on-year reduction in operating margins is almost entirely attributable to dilution resulting from the acquisition of Radiant Research Inc. in the prior quarter.  Income from operations from Covance’s late-stage development segment increased $6.1 million or 25.2% to $30.4 million for the three months ended September 30, 2006 from $24.3 million for the corresponding 2005 period.  Income from operations as a percentage of net revenues increased to 17.5% for the three months ended September 30, 2006 from 15.7% for the corresponding 2005 period, driven by strength in our central laboratory and clinical development services. Corporate expense increased $4.9 million to $21.7 million or 6.4% of net revenues for the three months ended September 30, 2006 from $16.8 million or 5.7% of net revenues for the three months ended September 30, 2005.  Comparisons to the prior year are impacted by the inclusion of $3.8 million or 1.1% of net revenues in stock-based compensation in corporate expenses in the 2006 period pursuant to SFAS 123R.  Had incremental stock-based compensation been included in corporate expenses for the three months ended September 30, 2005 under SFAS 123, corporate expenses would have been $4.2 million higher, totaling $21.0 million or 7.1% of net revenue on a pro forma basis.  The reduction from 7.1% of net revenues in the 2005 three month period to 6.4% of net revenues in the 2006 three month period is primarily due to lower stock-based compensation and professional fees in the 2006 period.

Other income, net increased $1.1 million to $1.8 million for the three months ended September 30, 2006 from $0.7 million for the corresponding 2005 period primarily as a result of a $0.9 million increase in net interest income resulting from higher invested cash balances and higher average interest rates earned on those balances.

Covance’s effective tax rate for the three months ended September 30, 2006 was 25.0% compared to 30.5% for the corresponding 2005 period.  The effective tax rate for the three months ended September 30, 2006 includes the impact of a $2.5 million reduction in income tax reserves resulting from several favorable income tax developments arising in the third quarter of 2006.  These developments include a matter as to which closure was reached with a foreign tax authority relating to research and development tax credits totaling $1.8 million as well as exposures as to which it is no longer probable that a liability exists relating primarily to transfer pricing matters aggregating $0.7 million.  Excluding the impact of the 2006 tax reserve adjustment, Covance’s effective tax rate for the three months ended September 30, 2006 would have been 29.9% or 60 basis points lower than the rate for the comparable 2005 period.  The reduction in the effective tax rate is attributable to a shift in the mix of our pre-tax earnings across various tax jurisdictions, increased research and development tax credits in the United Kingdom and other initiatives.

Covance has a minority equity position (approximately 21% at September 30, 2006) in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the three month periods ended September 30, 2006 and 2005, Covance recognized income of $0.02 million and losses of $0.2 million, respectively, representing its share of BITI’s earnings.

Covance has a 47% minority equity position in Noveprim Limited, an existing supplier of research products.  For each of the three month periods ended September 30, 2006 and 2005, Covance recognized $0.2 million, representing its share of Noveprim’s earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at September 30, 2006 and 2005.

Net income of $38.3 million for the three months ended September 30, 2006 increased $7.0 million or 22.6% as compared to $31.2 million for the corresponding 2005 period. Comparisons to the prior year are impacted by the inclusion of $2.6 million in stock-based compensation in the 2006 period pursuant to SFAS 123R.  Had incremental stock-based compensation been included in net income for the three months ended September 30, 2005 under SFAS 123, net income would have decreased by $2.8 million to $28.4 million on a proforma basis.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005.  Net revenues increased 14.5% to $997.2 million for the nine months ended September 30, 2006 from $870.6 million for the corresponding 2005 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 16.3 % as compared to the corresponding 2005 period.  Net revenues from Covance’s early development segment grew 13.2%, or 14.3% excluding the impact of foreign exchange rate variances between both periods, driven primarily by toxicology, chemistry and clinical pharmacology services.  Net revenues from Covance’s late-stage development segment increased 15.7%, or 18.1% excluding the impact of foreign exchange rate variances between both periods, primarily driven by growth in central laboratory services.

Cost of revenue increased 14.3% to $660.0 million or 66.2% of net revenues for the nine months ended September 30, 2006 as compared to $577.3 million or 66.3% of net revenues for the corresponding 2005 period.  Comparisons to the prior year are impacted by the inclusion of $5.2 million in stock-based compensation in cost of revenue in the 2006 period pursuant to SFAS 123R.  These expenses reduced 2006 gross margins by 50 basis points to 33.8% of net revenues.  Had stock-based compensation been included in cost of revenue for the nine months ended September 30, 2005 under SFAS 123, cost of revenue would have been $6.1 million higher and gross margins would have been 70 basis points lower or 33.0% of net revenue on a pro forma basis.

Overall, selling, general and administrative expenses increased 17.1% to $153.8 million for the nine months ended September 30, 2006 from $131.3 million for the corresponding 2005 period.  As a percentage of net revenues, selling, general and administrative expenses increased 30 basis points to 15.4% for the nine months ended September 30, 2006 from 15.1% for the corresponding 2005 period.  Comparisons to the prior year are impacted by the inclusion of $6.4 million in stock-based compensation in selling, general and administrative expenses in the 2006 period pursuant to SFAS 123R.  These expenses increased selling, general and administrative expenses as a percentage of revenue by 60 basis points.  Had incremental stock-based compensation been included in selling, general and administrative expenses for the nine months ended September 30, 2005 under SFAS 123, selling, general and administrative expenses would have been $7.5 million higher and selling, general and administrative expenses as a percentage of revenue would have been 80 basis points higher or 15.9% of net revenue on a pro forma basis.

Depreciation and amortization increased 18.2% to $41.5 million or 4.2% of net revenues for the nine months ended September 30, 2006 from $35.1 million or 4.0% of net revenues for the corresponding 2005 period as a result of higher levels of capital spending over the last twelve months.

Income from operations increased 11.8% to $141.9 million or 14.2% of net revenues for the nine months ended September 30, 2006 from $126.9 million or 14.6% of net revenues for the corresponding 2005 period.  Comparisons to the prior year are impacted by the inclusion of $11.6 million in stock-based compensation in operating expenses in the 2006 period pursuant to SFAS 123R.  These expenses reduced operating margin by 120 basis points.  Had incremental stock-based compensation been included in operating expenses for the nine months ended September 30, 2005 under SFAS 123, operating expenses would have been $13.6 million higher and operating margins would have been 160 basis points lower or 13.0% of net revenue on a pro forma basis.

Income from operations from Covance’s early development segment increased $12.6 million or 12.3% to $115.0 million or 24.7 % of net revenues for the nine months ended September 30, 2006 from $102.3 million or 24.9% of net revenues for the corresponding 2005 period driven primarily by strength in toxicology and chemistry services, partially offset by softness in research products and global clinical pharmacology as well as dilution resulting from the acquisition of Radiant Research Inc. in the second quarter of 2006. Income from operations from Covance’s late-stage development segment increased $14.1 million or 18.4% to $90.9 million for the nine months ended September 30, 2006 from $76.8 million for the corresponding 2005 period.  Income from operations as a percentage of net revenues increased to 17.1% for the nine months ended September 30, 2006 from 16.7% for the corresponding 2005 period, driven by growth in our central laboratory services.  Corporate expense increased $11.7 million to $64.0 million or 6.4% of net revenues for the nine months ended September 30, 2006 from $52.2 million or 6.0% of net revenues for the nine months ended September 30, 2005.  Comparisons to the prior year are impacted by the inclusion of $11.6 million or 1.2% of net revenues in stock-based compensation in corporate expenses in the 2006 period pursuant to SFAS 123R.  Had incremental stock-based compensation been included in corporate expenses for the nine months ended September 30, 2005 under SFAS 123, corporate expenses would have been $13.6 million higher, totaling $65.8 million or 7.6% of net revenues on a pro forma basis.  The reduction from 7.6% of net revenues in the 2005 nine month period to 6.4% of net revenues in the 2006 nine month period is primarily attributable to lower stock-based compensation, incentive compensation and professional fees in the 2006 period.

Other income, net increased $3.5 million to $5.2 million for the nine months ended September 30, 2006 from $1.8 million for the corresponding 2005 period. This increase is primarily the result of a $2.5 million increase in net interest income resulting from higher invested cash balances and higher average interest rates earned on those balances.

Covance’s effective tax rate for the nine months ended September 30, 2006 was 28.1% compared to 30.7% for the corresponding 2005 period.  The effective tax rate for the nine months ended September 30, 2006 includes the impact of a $2.5 million reduction in income tax reserves resulting from several favorable income tax developments arising in the third quarter of 2006.  These developments include a matter as to which closure was reached with a foreign tax authority relating to research and development tax credits totaling $1.8 million as well as exposures as to which it is no longer probable that a liability exists relating primarily to transfer pricing matters aggregating $0.7 million.  Excluding the impact of the 2006 tax reserve adjustment, Covance’s effective tax rate for the nine months ended September 30, 2006 would have been 29.8% or 90 basis points lower than the rate for the comparable 2005 period.  The reduction in the effective tax rate is attributable to a shift in the mix of our pre-tax earnings across various tax jurisdictions, increased research and development tax credits in the United Kingdom and other initiatives.

Covance has a minority equity position (approximately 21% at September 30, 2006) in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the nine month periods ended September 30, 2006 and 2005, Covance recognized losses of $0.1 million and $0.4 million, respectively, representing its share of BITI’s losses.

Covance has a 47% minority equity position in Noveprim Limited, an existing supplier of research products.  For the nine month periods ended September 30, 2006 and 2005, Covance recognized $1.0 million and $0.9 million, respectively, representing its share of Noveprim’s earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at September 30, 2006 and 2005.

Net income of $106.7 million for the nine months ended September 30, 2006 increased $17.0 million or 19.0% as compared to $89.6 million for the corresponding 2005 period. Comparisons to the prior year are impacted by the inclusion of $7.9 million in stock-based compensation in the 2006 period pursuant to SFAS 123R.  Had incremental stock-based compensation been included in net income for the nine months ended September 30, 2005 under SFAS 123, net income would have decreased by $9.2 million to $80.4 million on a proforma basis.

Liquidity and Capital Resources

Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases.  Covance’s $75.0 million revolving credit facility (the “Credit Facility”) expires in June 2009 and may be expanded to $125.0 million at Covance’s election. Covance believes cash from operations will provide sufficient liquidity for the foreseeable future.  At September 30, 2006, there were no outstanding borrowings and $0.8 million of outstanding letters of credit under the Credit Facility.  Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 75 basis point margin.  The Credit Facility contains various financial and other covenants.  At September 30, 2006, Covance was in compliance with the terms of the Credit Facility.  The

Credit Facility is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

During the nine months ended September 30, 2006, Covance’s operations provided net cash of $165.3 million, an increase of $65.8 million from the corresponding 2005 period.  The change in net operating assets used $3.0 million in cash during the nine months ended September 30, 2006, primarily due an increase in prepaid expenses and other current assets and unbilled services, partially offset by an increase in accrued expenses and income taxes payable, while this net change used $33.2 million in cash during the nine months ended September 30, 2005, primarily due to an increase in net days sales outstanding and prepaid expenses and other current liabilities, offset by an increase in income taxes payable.  Covance’s ratio of current assets to current liabilities was 2.30 at September 30, 2006 and 2.16 at December 31, 2005.

  Investing activities for the nine months ended September 30, 2006 used $145.6 million, compared to using $100.9 million for the corresponding 2005 period.  Capital spending for the first nine months of 2006 totaled $71.8 million, and was primarily for the expansion of our Madison, WI and Harrogate, UK facilities, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and software for newly hired employees.  Capital spending for the corresponding 2005 period totaled $94.3 million, and was primarily for the expansion of our Madison, WI and Harrogate, UK facilities, outfitting of new facilities, purchase of new equipment, upgrade of existing equipment and software for newly hired employees. Investing activities for the nine months ended September 30, 2006 included the acquisitions of Radiant Research Inc. and Signet Laboratories, Inc. for approximately $74.6 million.  Investing activities for the nine months ended September 30, 2005 included the acquisitions of an antibody products provider and an 80 bed Phase I clinic for cash payments totaling $6.6 million.

On May 31, 2006, Covance acquired the stock of Radiant Research Inc. (“Radiant”) in a merger transaction for cash payments aggregating approximately $66.5 million (including direct acquisition costs of $0.5 million, which have already been paid, and a working capital adjustment of $1.0 million which will be paid in October 2006).  Radiant operates eight early development clinical sites performing Phase I/IIa clinical trial services.  Results of operations for Radiant, which are now part of Covance’s Early Development segment service offering, and the fair value of Radiant’s assets and liabilities acquired, are included in Covance’s consolidated financial statements June 1, 2006. The fair value of Radiant’s net assets was $9.1 million.  Intangible assets acquired were valued at $6.8 million. The remaining purchase price of $50.6 million represents goodwill. Radiant is expected to be accretive to earnings in 2007.

On May 31, 2006, Covance also acquired certain assets and liabilities of Signet Laboratories, Inc. (“Signet”) for cash payments totaling $9.1 million (including direct acquisition costs of $0.2 million).  Signet specializes in the development of monoclonal antibodies and diagnostic assays for cancer, infectious diseases and neurodegenerative diseases.  Results of operations for Signet, which are now part of Covance’s Early Development segment service offering, and the fair value of Signet’s assets and liabilities acquired, are included in Covance’s consolidated financial statements beginning June 1, 2006.  The fair value of Signet’s net assets was $0.4 million.  Intangible assets acquired were valued at $0.9 million. The remaining purchase price of $7.9 million represents goodwill. Signet is expected to be accretive to earnings in 2006.

Financing activities for the nine months ended September 30, 2006 provided $26.2 million and were primarily comprised of proceeds from the exercise of stock options of $25.0 million, excess tax benefits realized on the exercise of stock options of $6.6 million (which are now required to be included in financing cash flows pursuant to SFAS 123R) and employee contributions to Covance’s employee stock purchase plan of $3.3 million, partially offset by the purchase into treasury of 150,017 shares for an aggregate cost of $8.7 million, primarily in connection with a 3.0 million share buyback program authorized by Covance’s Board of Directors in June 2004. Financing activities for the nine months ended September 30, 2005 used $25.5 million and consisted primarily of the purchase of 1,240,446 shares of Covance common stock for an aggregate cost of $55.2 million, primarily in connection with a 3.0 million share buyback program authorized by Covance’s Board of Directors in June 2004, partially offset by $29.7 million received from stock option exercises and employee contributions to Covance’s non-compensatory employee stock purchase plan.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan — measured as the difference between the fair value of plan assets and the projected benefit obligation — as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan in the year in which such changes occur through other comprehensive income.  The financial statement recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, which will result in Covance recording the underfunded status of its plans as a liability with a corresponding decrease, net of tax, in the accumulated other comprehensive income equity account on its balance sheet at December 31, 2006 and recognizing future changes in the funded status of its plans in other comprehensive income beginning with the year ending December 31, 2007. SFAS 158 also requires, effective for fiscal years ending after December 15, 2008, that the measurement of the overfunded or underfunded status of the plan be made as of the employer’s fiscal year end and not as of an earlier measurement date.  Covance will be required to conform the measurement dates of its plans to December 31st  for its fiscal year ending December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157, which applies whenever other standards require (or permit) fair value measurement, defines fair value and provides guidance for using fair value to measure assets and liabilities.  SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used in those measurements and the effect of fair value measurements on earnings. Covance will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. Covance is currently in the process of evaluating SFAS 157, and has not yet determined the impact, if any, SFAS 157 will have on its consolidated results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).  This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions.  Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006.  Covance will be required to adopt FIN 48 no later than the quarter beginning January 1, 2007.  Covance is currently in the process of evaluating the Interpretation and has not yet determined the impact, if any, FIN 48 will have on its consolidated results of operations or financial position.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the nine months ended September 30, 2006, approximately 36% of our net revenues were derived from our operations outside the United States.  We do not engage in derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process.  Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process.  Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying, or that make our services less competitive, could eliminate or substantially reduce the demand for our services. Also, if the government increases efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, our customers may spend less, or reduce their growth in spending on research and development. If health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their growth in spending on research and development.

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

We derive a large portion of our net revenues from international operations.  For the nine month period ended September 30, 2006, we derived approximately 36% of our net revenues from outside the United States.  Our financial statements are denominated in U.S. dollars.  As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

COVANCE INC.

Dated: November 2, 2006	By:	/s/	Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Joseph L. Herring	Chairman of the Board and
	Joseph L. Herring	Chief Executive Officer	November 2, 2006
(Principal Executive Officer)

/s/	William E. Klitgaard	Corporate Senior Vice President and
	William E. Klitgaard	Chief Financial Officer	November 2, 2006
(Principal Financial Officer)

/s/	Michael Giannetto	Corporate Vice President and Controller
	Michael Giannetto	(Principal Accounting Officer)	November 2, 2006

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification — Joseph L. Herring. Filed herewith.

31.2	Certification — William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — William E. Klitgaard. Filed herewith.