Form 10-K
period 2006-12-31
COVANCE INC
filed 2007-03-01
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

                Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act (the "Exchange Act") of 1934. Yes       No   X

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X   No

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

                Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer   X      Accelerated Filer          Non-Accelerated Filer

                Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No  X

                The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was $3,882,143,982 on June 30, 2006, the last business day of Registrant's most recently completed second fiscal quarter.

                As of February 13, 2007, the Registrant had 63,972,195 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Those portions of the Company's definitive Proxy Statement which are responsive to Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K are incorporated by reference into this Form 10-K.

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

                Our strategy is to provide services that will generate high quality and timely data in support of new drug approval or use expansion. We do this by developing and delivering innovative high quality services that apply science and technology and global reach to capture, manage and integrate a vast array of drug development data. In certain service areas, such as toxicology, an increasing portion of our business is being provided through strategic, dedicated laboratory testing services contracts, in which our clients commit to purchasing a specific dollar amount of services in exchange for guaranteed access to a portion of our facilities. This arrangement benefits our customers by guaranteeing them long-term capacity and infrastructure to run their preclinical studies, and benefits Covance by allowing us to more efficiently utilize our capacity and resources.

                Operational Excellence.    Our goal is to deliver consistently outstanding service to our clients on a global scale through our platform focused on people, process and clients. As a scientific services company, people are integral to our success. We work to recruit, develop and retain talented people through our "Compelling Offer" program that is designed to provide and encourage highly qualified people to initiate and build a career at Covance. We aim to enhance the effectiveness of these people with superior processes to efficiently deliver a high level of client service. Among other tools, we use Six Sigma® to optimize our processes to increase our cost competitiveness, eliminate variability in our client service levels and build competitive advantage. Finally, we seek to leverage consistently outstanding client service to build strategic relationships with our clients that drive growth and help sustain the competitive advantage we achieve. Across our People, Process and Clients platform, we seek to utilize technology to augment the talent of our people, to automate robust processes, and to link us more closely to our clients via proprietary systems such as StudyTracker®, LabLink and Trial Tracker®.

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

                Acquisitions.    In addition to internal development of services, we consider strategic acquisitions that are complementary to our existing services and that expand our ability to serve our clients. While we cannot exclude the possibility that we may opportunistically seek to take advantage of other situations, we generally expect acquisitions to enhance our existing services either qualitatively or geographically or to add new services that can be integrated with our existing services. In 2006 and 2005, we enhanced our preclinical pharmacology service offering with the acquisitions of Radiant Research Inc. ("Radiant") and GFI Clinical Services ("GFI"), and enhanced our research products antibody services offering with the acquisition of Signet Laboratories, Inc. ("Signet").

Services

                The services we provide constitute two segments for financial reporting purposes: (1) early development services, which includes preclinical services and clinical pharmacology services, and (2) late-stage development services, which includes central laboratory, clinical development, cardiac safety, periapproval, and market access services. Although each segment has separate services within it, they can be and increasingly are combined in integrated service offerings and we believe clients increasingly are interested in the opportunities for such combined services.

Early Development

Preclinical Services

                Our preclinical services include toxicology services and pharmaceutical chemistry and related services. Our preclinical area has been a source of innovation by introducing new technologies for client access to data such as StudyTracker®, electronic animal identification, multimedia study reports and animal and test tube measures of induced cell proliferation or reproduction. Study Tracker is an internet-based client access product which allows customers of toxicology, bioanalytical, metabolism and reproductive and developmental toxicology services to review study data and schedules on a near real-time basis. We have laboratories in locations which include Madison, Wisconsin and Vienna, Virginia in the United States and Harrogate, United Kingdom and Muenster, Germany in Europe. We also have bioanalytical laboratories in the United States in Indianapolis, Indiana and Chantilly, Virginia, and an administrative and sales office in Tokyo, Japan. In 2002, we completed a significant expansion of our Madison, Wisconsin facility and in 2003 we expanded our Harrogate, United Kingdom facility. In 2004, we announced major expansions to each of our Madison, Wisconsin and Harrogate, United Kingdom facilities. The Harrogate expansion opened for studies in the fourth quarter of 2005 and in Madison the new expansion was brought online in the first quarter of 2006.

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

                Research Products.    We provide custom polyclonal and monoclonal antibody services for research purposes and purpose-bred animals for biomedical research. In May 2006, we expanded our offerings in monoclonal antibodies with the purchase of Signet of Dedham, Massachusetts, for cash payments totaling $9.1 million. Signet was a leading provider of monoclonal antibodies used in the research of cancer, and infectious and other diseases. The purpose-bred research animals we provide are required by pharmaceutical and biotechnology companies, university research centers and contract research organizations as part of required preclinical animal safety and efficacy testing. Through a variety of processes, technology and specifically constructed facilities, we provide purpose-bred, pre-acclimated and specific pathogen free animals that meet our clients' rigorous quality control requirements.

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

Clinical Pharmacology Services

                We provide clinical pharmacology services, including first-in-human trials, of new pharmaceuticals at our ten sites located throughout the United States and our one site in Leeds, United Kingdom, and also offer our clients access to specialized patient populations needed for Phase II trials in specific therapeutic areas. We have grown this service offering recently through acquisitions. In 2006, we significantly expanded our capacity and capabilities in the United States with the acquisition of Radiant's eight sites and its access to specialized patient populations, for cash payments totaling $66.6 million. In 2005, we acquired GFI for cash payments totaling $6.2 million.

Late-Stage Development

Central Laboratory Services

                We are the largest global central laboratory in the world. We have three central laboratories, one in each of the United States, Switzerland and Singapore that provide central laboratory services, including biomarker services, to biotechnology and pharmaceutical customers. We also have a contractual arrangement with a leading Australian laboratory. In January 2007, we announced that we are building a central laboratory in Shanghai, China which we anticipate will open in late 2007.

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

                We also employ a proprietary clinical trials management system that enables us to enter a sponsor's protocol requirements directly into our database. The laboratory data can be audited because all laboratory data can be traced to source documents. In addition, the laboratories are capable of delivering customized data electronically within 24 hours of test completion. Covance also offers pharmacogenomic testing and sample storage technologies in conjunction with our central laboratory services. Central Laboratory Services also offers LabLink, an internet-based client access program that allows customers to review and query clinical trial lab data on a near real-time basis, and Covance Local Central Laboratories, which uses a proprietary system to harmonize laboratory results from local and regional laboratories to help expand the reach of traditional central laboratory services.

                Our central laboratories have an automated kit production line that is located in the United States and supplies kits to investigator sites around the world. This system allows the flexibility to expand kit production volume more quickly and uses consistent methods to reduce supply variation for our customers.

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

                We have extensive experience in managing clinical trials in North America, Europe, Latin America, and Asia Pacific. These trials may be conducted separately or simultaneously as part of a multinational development plan. We can manage every aspect of clinical trials from clinical development plans and protocol design to New Drug Applications, among other supporting services. In 2006, Clinical Development Services continued its expansion into Eastern Europe and Asia Pacific.

                Clinical Development Services utilizes Trial Tracker®, a web-enabled clinical trial project management and tracking tool which allows both our employees and customers to review and manage all aspects of clinical trial projects. We have also integrated the management of clinical data across our Phase I through IV clinical services using the Oracle® clinical platform.

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

                Cardiac Safety Services operates a centralized imaging center to meet a growing pharmaceutical industry need for imaging to document clinical efficacy and safety. We offer our clients Digitography™, a patented system for use in clinical trials which allows on screen digital ECG waveform measurement with resolution which we believe is on par with the best in the industry.

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

Commercialization Services

                Periapproval Services.    Periapproval trials are studies conducted "around the time of NDA approval", generally after a drug has successfully undergone clinical efficacy and safety testing and the New Drug Application has been submitted to the Food and Drug Administration ("FDA"). We offer a range of periapproval services, including: Treatment Investigational New Drug applications; Phase IIIb clinical studies, which involve studies conducted after New Drug Application submission, but before regulatory approval is obtained; Phase IV clinical studies which are studies conducted after initial approval of the drug; and other types of periapproval studies such as post-marketing surveillance studies, FDA mandated post-marketing commitments generally focusing on characterizing a drug's safety in large, diverse patient groups, product withdrawal support services and prescription to over-the-counter switch studies.

                Market Access Services.    We offer a wide range of reimbursement and healthcare economics consulting services, including outcomes and pharmacoeconomic studies, reimbursement planning, reimbursement advocacy programs and registry services. Pharmaceutical, biotechnology and medical device manufacturers purchase these services from us to help optimize their return on research and development investments. We offer InTeleCenter® services that employ state of the art phone, internet and electronic media to manage customer communications. InTeleCenter programs include reimbursement hotlines, patient assistance programs and patient compliance programs. We also field and process telephone calls and inquiries relating to adverse experiences with a drug while we perform the periapproval studies.

Customers and Marketing

                We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 2006, we served in excess of 300 biopharmaceutical companies, ranging from the world's largest pharmaceutical companies and biotechnology companies to small and start-up organizations.

                While no single customer accounted for more than ten percent of our aggregate net revenue in 2006, we had one customer accounting for more than five but less than ten percent of our net revenues, and our top five customers accounted for less than 25 percent of our net revenues. In our early development segment, no single customer accounted for more than ten percent of net revenues. Our early development segment had two customers accounting for more than five but less than ten percent of its aggregate net revenues. In our late-stage development segment, one customer accounted for more than ten percent of net revenues and one customer accounted for more than five but less than ten percent of its aggregate net revenues.

                For net revenues from external customers, assets attributable to each of our business segments and other segment information for each of the last three fiscal years, please review Note 12 to the audited consolidated financial statements included elsewhere in this Annual Report.

                For net revenues from external customers and long-lived assets attributable to operations in the United States, United Kingdom, Switzerland and other countries for each of the last three fiscal years, please review Note 12 to the audited consolidated financial statements included elsewhere in this Annual Report.

                Our global sales activities are conducted by sales personnel based in our operations in the United States, Canada, Europe and Asia Pacific.

Contractual Arrangements

                Many of our contracts with our clients are either fixed price or fee-for-service with a cap. To a lesser extent, some of our contracts are fee-for-service without a cap. In cases where the contracts are fixed price, we generally bear the cost of overruns, but we benefit if the costs are lower than we anticipated. In cases where our contracts are fee-for-service with a cap, the contracts contain an overall budget for the trial based on time and cost estimates. If our costs are lower than anticipated, the customer generally keeps the savings, but if our costs are higher than estimated, we are responsible for the overrun unless the increased cost is a result of a scope change or other factors outside of our control, such as an increase in the number of patients to be enrolled or the type or amount of data to be collected. Contracts may range in duration from a few months to several years or longer depending on the nature of the work performed. In some cases, a portion of the contract fee is paid at the time the study or trial is started with the balance of the contract fee payable in installments upon the achievement of milestones over the study or trial duration.

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

Backlog

                Some of our studies and projects are performed over an extended period of time, which may exceed several years. We maintain an order backlog to track anticipated net revenues yet to be earned for work that has not yet been performed. However, we do not maintain an order backlog for other services that are performed within a short period of time or where it is not otherwise practical or feasible to maintain an order backlog. Our aggregate backlog at December 31, 2006 and December 31, 2005 was $2.23 billion and $1.67 billion, respectively.

                Backlog generally includes work to be performed under signed agreements (i.e., contracts and letters of intent). Once work under a signed agreement begins, net revenues are recognized over the life of the project. However, in some cases we will begin work on a project once we conclude we have a legally binding agreement, but before executing a signed agreement, and backlog may include the net revenues expected from that project.

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

Competition

                The contract research organization industry has many participants ranging from hundreds of small, limited-service providers to a limited number of full service contract research organizations with global capabilities. We primarily compete against in-house departments of pharmaceutical companies, full-service and limited service contract research organizations and, to a lesser extent, selected universities and teaching hospitals.

                In early development services, our significant competitors include Charles River Laboratories International Inc., MDS Inc., PPD, Inc., WIL Laboratories and MPI Research, among others. In late-stage development services our significant competitors include PPD, Inc., Quintiles Transnational Corp., Parexel International Corporation, Kendle International Inc., Icon PLC. eResearch Technology, Inc., PRA International, i3 Research, Pharmanet Development Group Inc. and Quest Diagnostics Incorporated, among others. Covance represents an important market presence in each segment's principal services.

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

                Our animal import and breeding facilities and toxicology facilities are also subject to a variety of federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations promulgated thereunder by the United States Department of Agriculture ("USDA") and corresponding rules and regulations in other jurisdictions. These facilities maintain detailed standard operating procedures and the documentation necessary to comply with applicable regulations for the humane treatment of the animals in their custody. Besides being licensed by the USDA as a dealer and/or research facility, as appropriate, these businesses are also accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International and have registered assurance with the United States National Institutes of Health Office of Laboratory Animal Welfare.

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

Employees

                At December 31, 2006, we had approximately 8,100 employees, approximately 34% of whom were employed outside of the United States and approximately 7,300 of whom were full time employees. Our records indicate that 110 of our employees hold M.D. degrees, 209 hold Ph.D. degrees, and 747 hold masters or other postgraduate degrees. We believe that Covance's relations with its employees are good.

Executive Officers

                Joseph L. Herring, 51, has been Covance's Chairman since January 1, 2006 and Chief Executive Officer since January 1, 2005. Mr. Herring was President and Chief Operating Officer from November 2001 to December 31, 2004 and was Covance's Corporate Senior Vice President and President—Early Development Services from September 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring was Vice President of Caremark International, a provider of home care and physician practice management services, and he also served as a Vice President of Baxter International where he was employed for 14 years.

                William E. Klitgaard, 53, has been Covance's Corporate Senior Vice President, Chief Financial Officer and Treasurer since September 2000. From September 1999 to September 2000, Mr. Klitgaard was Covance's Corporate Vice President, Strategy and Corporate Development and Treasurer. From October 1996 to September 1999, Mr. Klitgaard was Covance's Corporate Vice President and Treasurer. Prior to that, Mr. Klitgaard was Treasurer at Kenetech Corporation in San Francisco, and prior to that Mr. Klitgaard spent eleven years in positions of increasing responsibility with Consolidated Freightways Inc.

                Wendel Barr, 45, has been Covance's Corporate Senior Vice President and President—Early Development North America since February 2003. From October 2000 to February 2003, Mr. Barr was Corporate Vice President and General Manager—Labs North America. Prior to joining Covance, Mr. Barr was the Global Vice President and General Manager of Service for Marconi Medical Systems, which he joined in October 1999. Prior to that, Mr. Barr was the General Manager of Service for General Electric Medical Systems. Mr. Barr was employed by General Electric Co. from 1984 to 1999, in positions of increasing responsibility in services, marketing, and global business.

                Richard Cimino, 47, has been Covance's Corporate Senior Vice President and President—Clinical Development, Periapproval and Cardiac Safety Services since December 2004. Prior to that, Mr. Cimino was Covance's General Manager of Cardiac Safety Services since December 2003. Prior to that, Mr. Cimino was General Manager, America's Health Imaging Group and Corporate Vice President of Eastman Kodak Company. Mr. Cimino serves at Covance's request as a director of Bio-Imaging Technologies, Inc.

                Anthony Cork, 58, has been Covance's Corporate Senior Vice President and President—Early Development Europe since February 2003. From September 2000 to February 2003, Mr. Cork was Covance's Corporate Vice President and General Manager—Labs Europe. Prior to joining Covance, Mr. Cork worked in the pharmaceutical industry for 25 years, holding positions with Eli Lilly and Co., Schering-Plough Corp., and Aventis.

                Michael Giannetto, 44, has been Covance's Controller since July 1996 and a Corporate Vice President since February 1998. From November 1996 to February 1998, Mr. Giannetto was a Vice President of Covance. From March 1995 to July 1996, Mr. Giannetto was the Business Controller for Covance. From December 1992 to March 1995, Mr. Giannetto was the Manager of Financial Reporting and Technical Accounting for Corning Life Sciences Inc., an affiliate of the Company prior to December 31, 1996. Prior to December 1992, Mr. Giannetto was a Senior Audit Manager for Deloitte & Touche.

                Donald Kraft, 47, has been Covance's Corporate Senior Vice President—Human Resources since July 2002. From January 2001 to June 2002, Mr. Kraft was Corporate Vice President—Human Resources of Covance. From June 2000 to January 2001, Mr. Kraft was Director, Organizational Development of Zurich Financial Services, an insurance company. Prior to June 2000, Mr. Kraft was Director, Organizational Effectiveness of Abbott Laboratories Inc.

                James W. Lovett, 42, has been Covance's Corporate Senior Vice President, General Counsel and Secretary since February 2003. From December 2001 to February 2003, Mr. Lovett was Corporate Vice President, General Counsel and Secretary of Covance. From 1997 to 2001, Mr. Lovett was with FMC Corporation in positions of increasing responsibility and, prior to that, was a partner in the law firm of McDermott, Will & Emery.

                Deborah L. Tanner, 44, has been Covance's Corporate Senior Vice President and President—Global Central Laboratory Services since February 2006. Prior to that Ms. Tanner was Covance's Global Vice President of Operations in Central Laboratory Services commencing in August 2001 and prior to that was Vice President—Analytical Services for Covance Laboratories—Europe. Ms. Tanner has been with Covance for 20 years in positions of increasing responsibility.

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

                Any failure on our part to comply with applicable regulations could result in the termination of on-going research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to properly monitor compliance by clinical trial investigators with study protocols, the data collected from that trial could be disqualified. If this were to happen, we could be contractually required to repeat the trial at no further cost to our customer, but at substantial cost to us.

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

                We may seek to develop and market new services that complement or expand our existing business or expand our service offerings through acquisition. If we are unable to develop new services and/or create demand for those newly developed services, or to expand our service offerings through acquisition, our future business, results of operations, financial condition, and cash flows could be adversely affected.

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

                Competitors in the contract research organization industry range from small, limited-service providers to full service global contract research organizations. Our main competition consists of in-house departments of pharmaceutical companies, full-service and functional contract research organizations, and universities and teaching hospitals, although to a lesser degree. We compete on a variety of factors, including:

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

                We depend on third parties to provide us with services critical to our business. For example, we have an agreement with IBM to manage certain aspects of our information technology infrastructure. The failure of any of these third parties to adequately provide the needed services could have a material adverse effect on our business.

Our revenues and earnings are exposed to exchange rate fluctuations.

                We derive a large portion of our net revenues from international operations. For the year ended December 31, 2006, we derived approximately 37% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

                We also contract with physicians, also referred to as investigators, to conduct the clinical trials to test new drugs on human volunteers. These tests can create a risk of liability for personal injury or death to volunteers, resulting from negative reactions to the drugs administered or from professional malpractice by third party investigators. We believe that our risks in this area are generally reduced by the following:

  •
  contract provisions entitling us to be indemnified or entitling us to a limitation of liability;
  •
  insurance maintained by our clients, investigators, and by us; and
  •
  our efforts to comply with various regulatory requirements we must follow in connection with our business.

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

                We depend on a limited number of suppliers for certain services and for certain animal populations. Disruptions to the continued supply of these services or products may arise from export import restrictions or embargoes, foreign political or economic instability, or otherwise. Disruption of supply could have a material adverse effect on our business.

Actions of animal rights extremists may affect our business.

                Our early development services utilize animals in preclinical testing of the safety and efficacy of drugs and also breed and sell animals for biomedical research. Such activities are required for the development of new medicines and medical devices under regulatory regimes in the United States, Europe, Japan and other countries. Acts of vandalism and other acts by animal rights extremists who object to the use of animals in drug development could have a material adverse effect on our business.

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

Item 1B. Unresolved Staff Comments

                None.

Item 2. Properties

                Covance both owns and leases its facilities. Covance owns substantial facilities in the United States in Madison, Wisconsin, in Vienna, Virginia, in the United Kingdom in Harrogate and Leeds, and in Muenster, Germany for its early development services. Covance owns a substantial facility in Geneva, Switzerland and leases a substantial facility in the United States in Indianapolis, Indiana for its central laboratory services and leases facilities in Indianapolis, Indiana and Chantilly, Virginia for its bioanalytical services. Covance leases substantial facilities for its clinical development services in the United States in Princeton, New Jersey, and in the United Kingdom in Maidenhead and Horsham. Covance also owns or leases other properties and facilities in the United States, Canada, Europe, Asia and Latin America. Covance believes that its facilities are adequate for its operations and that suitable additional space will be available when needed.

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

Quarter	High	Low

First Quarter 2005	$47.70	$35.83

Second Quarter 2005	$48.17	$42.45

Third Quarter 2005	$53.54	$44.41

Fourth Quarter 2005	$52.30	$45.82

First Quarter 2006	$60.70	$48.37

Second Quarter 2006	$63.50	$55.08

Third Quarter 2006	$68.52	$57.77

Fourth Quarter 2006	$67.75	$55.87

                As of February 13, 2007, there were 5,722 holders of record of Covance's common stock.

                Covance has not paid any dividends during 2006 or 2005. Covance does not currently intend to pay dividends, but rather, currently intends to reinvest earnings in its business.

Issuer Purchases of Equity Securities

                Repurchases of equity securities as reported on a settlement date basis during the quarter ended December 31, 2006 were as follows:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs	Maximum # of Shares that May Yet Be Purchased Under Currently Authorized Programs (a)
October 1, 2006—October 31, 2006	279,800	$57.812	2,740,700	259,300
November 1, 2006—November 30, 2006	—	—	2,740,700	259,300
December 1, 2006—December 31, 2006	—	—	2,740,700	259,300

  (a)
  In February 2007, Covance's Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance's stock repurchase program.

Item 5a. Performance Graph

                The graph below provides an indicator of cumulative total shareholder returns for Covance as compared with the Standard & Poor's 500 Stock Index® and the Standard & Poor's Health Care Sector Index®. The graph covers the period of time from December 31, 2001 through December 31, 2006.

Item 6. Selected Financial Data

                The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 2006, 2005, 2004, 2003 and 2002. This data has been derived from the audited consolidated financial statements of Covance. You should read this selected historical consolidated financial data in conjunction with Covance's audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report. Historical consolidated financial data may not be indicative of Covance's future performance. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                The information provided in the following table for the year ended December 31, 2006 is on an "as reported" basis and includes the impact of Statement of Financial Accounting Standards No. 123R, Share-Based Payments ("SFAS 123R"), which was adopted prospectively effective January 1, 2006, as well as a $2.5 million reduction in income tax reserves resulting from favorable income tax developments during 2006. The information provided in the following table for the year ended December 31, 2005 is also on an "as reported" basis and includes the impact of a $4.4 million income tax charge associated with the repatriation of $103 million of accumulated foreign earnings under the American Jobs Creation Act of 2004.

	Year Ended December 31
	2006		2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenues	$1,340,203		$1,192,950	$1,020,429	$940,300	$883,074
Reimbursable out-of-pockets	65,855		57,504	35,968	33,910	41,623

Total revenues	1,406,058		1,250,454	1,056,397	974,210	924,697

Costs and expenses:
Cost of revenue	882,190	(a)	791,654	677,945	634,722	612,465
Reimbursed out-of-pocket expenses	65,855		57,504	35,968	33,910	41,623
Selling, general and administrative	207,388	(a)	178,368	155,656	143,179	133,508
Depreciation and amortization	57,388		47,821	46,354	45,824	42,434

Total	1,212,821		1,075,347	915,923	857,635	830,030

Income from operations	193,237	(a)	175,107	140,474	116,575	94,667

Other (income) expense, net:
Interest (income) expense, net	(7,564)		(3,637)	(2,290)	191	831
Foreign exchange transaction losses	212		1,073	238	683	3,395

Other (income) expense, net	(7,352)		(2,564)	(2,052)	874	4,226

Income before taxes and equity investee earnings	200,589	(a)	177,671	142,526	115,701	90,441
Taxes on income	57,179	(a), (b)	58,786 (c)	45,532	40,021	26,658	(d)
Equity investee earnings	1,588		734	953	456	—

Net income	$144,998	(a), (b)	$119,619 (c)	$97,947	$76,136	$63,783	(d)

Basic earnings per share	$2.28		$1.91	$1.57	$1.23	$1.06
Diluted earnings per share	$2.24	(a), (b)	$1.88 (c)	$1.52	$1.21	$1.03	(d)

Balance Sheet Data:
Working capital	$349,862		$293,982	$289,828	$260,030	$130,951
Total assets	$1,297,678		$1,056,603	$924,685	$807,625	$677,003
Stockholders' equity	$923,295		$731,771	$637,686	$563,981	$431,667

Other Financial Data:
Gross margin	34.2%		33.6%	33.6%	32.5%	30.6%
Operating margin	14.4%		14.7%	13.8%	12.4%	10.7%
Net income margin	10.8%		10.0%	9.6%	8.1%	7.2%

Current ratio	2.21		2.16	2.32	2.37	1.61
Book value per share	14.44		11.65	10.24	9.02	7.13
Net days sales outstanding	49		56	51	45	41

  (a)
  The Company adopted SFAS 123R prospectively effective January 1, 2006, which resulted in the inclusion of incremental stock-based compensation of $15,506 ($6,978 and $8,528 of which is included in cost of revenue and selling, general and administrative expenses, respectively) in the 2006 reported amounts. The after tax impact of this incremental stock-based compensation on net income and diluted earnings per share was $10,569 and $0.16, respectively.

  (b)
  Includes a $2,467 or $0.04 per diluted share income tax gain associated with the reduction of income tax reserves resulting from favorable income tax developments in 2006.

  (c)
  Includes a $4,400 or $0.07 per diluted share income tax charge associated with the repatriation of $103 million of accumulated foreign earnings under the American Jobs Creation Act.

  (d)
  Includes a $6,500 or $0.10 per diluted share income tax gain associated with the reduction of income tax reserves.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

                Covance is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two reportable segments for financial reporting purposes: early development services, which includes preclinical and clinical pharmacology service offerings; and late-stage development services, which includes central laboratory, clinical development, cardiac safety services, periapproval and market access services. Although each segment has separate services within it, they can be combined in joint service offerings and we believe clients increasingly are interested in opportunities for such combined services. Covance believes it is one of the largest drug development services companies, based on annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe this enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

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

                Taxes.    Since Covance conducts operations on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance's profits are further impacted by changes in the tax rates of the various jurisdictions in which Covance operates. In addition, Covance maintains a tax reserve for uncertain tax positions, changes in which also impact Covance's effective tax rate in the period in which such changes are made. The balance of this tax reserve, which is included in accrued expenses and other current liabilities on the consolidated balance sheets, at December 31, 2006 is $8.4 million, and relates to exposures for tax matters such as transfer pricing, nexus, deemed dividends, VAT and the allocation of overhead costs across various Federal, state and foreign income tax jurisdictions. By way of background, an accrual is established at the time an exposure is identified when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of the accrual for each item for which an exposure exists is adjusted when either (a) matters are settled at amounts which are different than the amount included in the reserve or (b) when facts indicate a significant change in either the probability or estimated amount of the potential exposure. While Covance believes that it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is also possible that changes in estimates in the future could cause Covance to either materially increase or reduce the carrying amount of its tax reserve. Significant activity relating to the reserve for uncertain tax positions which occurred during 2006 included a $2.5 million reduction in the reserve during the third quarter of 2006 as a result of a favorable settlement with a foreign tax authority relating to research and development tax credits totaling $1.8 million, as well as exposures as to which it is no longer probable that a liability exists relating primarily to transfer pricing matters aggregating $0.7 million. Partially offsetting this reduction was an increase in the reserve balance during the fourth quarter of 2006 totaling $2.2 million relating to various state and foreign tax exposures arising in the fourth quarter of 2006 as well as the accrual of additional interest on matters still outstanding. The effect of the fourth quarter increase in the reserve balance on the effective tax rate was offset by a reduction in income taxes payable in the fourth quarter of approximately $2.2 million resulting from tax return to financial statement accrual adjustments made to reflect actual amounts due upon filing of tax returns in the fourth quarter. See "Recently Issued Accounting Standards" on page 31.

                Covance's policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the amounts repatriated in the fourth quarter of 2005 under the American Jobs Creation Act of 2004 (the "Act"), Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of December 31, 2006.

                Stock Based Compensation.    The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees. Through the year ended December 31, 2005, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), and, accordingly, accounted for awards under these plans pursuant to the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related Interpretations, as permitted by SFAS 123. Under APB 25, compensation expense was recognized in the financial statements relating to awards of stock. However, no compensation expense was recorded in the financial statements for stock option grants, as all options have been granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation expense was recorded in the financial statements for shares purchased by employees under the Company's Employee Stock Purchase Plan (pursuant to which employees are able to purchase shares of the Company's common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter) as that plan was considered to be non-compensatory under APB 25.

                Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, ("SFAS 123R") using the modified prospective transition method. SFAS 123R revises SFAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under that transition method, compensation expense is now recognized in the financial statements on a go forward basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods have not been restated.

                Prior to the adoption of SFAS 123R, the Company used stock options as the vehicle through which stock-based compensation awards were granted to eligible employees, other than executive officers who historically were granted a combination of performance-based share awards and stock options. As a result of the adoption of SFAS 123R, the Company is now using a mix of restricted share awards and stock options as the vehicles through which stock-based compensation awards are granted to eligible employees, other than executive officers who continue to receive a combination of performance-based share awards and stock options.

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

                The expected term of the option is based upon the contractual term and expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the historical volatility of the Company's stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from the U.S. Treasury zero-coupon yield curve for issues with a remaining duration equal to the expected term of the option. Pre-vesting forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

                The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Expected stock price volatility	44%	44%	42%
Risk free interest rate(s)	3.9% - 4.5%	3.7%	3.4%
Expected life of options (years)	4.3	5.0	6.0

                Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

                As of December 31, 2006, the total unrecognized compensation cost related to non-vested stock options granted was $7.0 million and is expected to be recognized over a weighted average period of 1.3 years. As of December 31, 2006, the total unrecognized compensation cost related to non-vested performance-based shares and restricted stock awards was $20.0 million and is expected to be recognized over a weighted average period of 2.2 years.

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

                Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The test performed for 2006 did not identify any instances of impairment. However, changes in expectations as to the present value of a reporting unit's future cash flows might impact subsequent years' assessments of impairment.

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

                Set forth below is a discussion of the impact that (a) differences between assumed results and actual results and (b) assumption changes have had on our results of operations for the years ended December 31, 2006, 2005 and 2004 and on the financial position of the plans as of December 31, 2006 and 2005 for our UK defined benefit pension plans (the largest of our defined benefit-type pension plans).

	United Kingdom Plans
(amounts in millions)	2006	2005	2004	2003
Net periodic pension cost	$4.6	$4.1	$4.3	$4.1

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.00%	5.75%	6.00%	6.00%
Expected rate of return on assets	6.75%	6.75%	6.00%	6.00%
Salary increases	4.00%	4.00%	3.50%	3.50%

                The increase (decrease) in the net periodic benefit cost from period to period is attributable to the following:

	United Kingdom Plans
(amounts in millions)	2005 to 2006	2004 to 2005	2003 to 2004
Change in discount rate	$2.4	$0.4	—
Change in expected rate of return on assets	—	(0.6)	—
Change in rate of salary increases	—	0.4	—
Other, including differences between actual experience and assumptions used	(1.9)	(0.4)	$(0.3)
Foreign currency exchange rate changes	—	—	0.5

Net change in periodic benefit cost	$0.5	$(0.2)	$0.2

	United Kingdom Plans
	2006	2005	2004
Weighted average assumptions used to determine benefit obligation:
Discount rate	5.25%	5.00%	5.75%
Salary increases	4.00%	4.00%	4.00%

                The change in the projected benefit obligation from period to period is attributable to the following:

	United Kingdom Plans
(amounts in millions)	2005 to 2006	2004 to 2005
Projected benefit obligation, beginning of year	$119.8	$103.3
Service/interest cost components of net periodic benefit cost in year	12.2	10.5
Benefits paid	(1.3)	(1.2)
(Increase)/reduction in discount rate	(8.6)	18.6
Other, including differences between actual experience and assumptions used	3.9	(0.5)
Foreign currency exchange rate changes	15.3	(10.9)

Projected benefit obligation, end of year	$141.3	$119.8

Foreign Currency Risks

                Since Covance operates on a global basis, it is exposed to various foreign currency risks. Two specific risks arise from the nature of the contracts Covance executes with its customers since from time to time contracts are denominated in a currency different than the particular Covance subsidiary's local currency. These risks are generally applicable only to a portion of the contracts executed by Covance's subsidiaries providing clinical services. The first risk occurs when revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary's expenses are incurred. As a result, the subsidiary's net revenues and resultant earnings can be affected by fluctuations in exchange rates. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon Covance's consolidated financial results. See "Risk Factors".

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

                Finally, Covance's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At December 31, 2006, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $35.2 million.

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

Results of Operations

    Items Affecting Comparability Between Periods

                Prior to 2006, the Company followed the disclosure-only provisions of SFAS 123, and, accordingly, accounted for awards under these plans pursuant to the recognition and measurement principles of APB 25 and related Interpretations, as permitted by SFAS 123. Under APB 25, compensation expense was recognized in the financial statements relating to awards of stock. However, no compensation expense was recorded in the financial statements for stock option grants, as all options have been granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation expense was recorded in the financial statements for shares purchased by employees under the Company's Employee Stock Purchase Plan (pursuant to which employees are able to purchase shares of the Company's common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter) as that plan was considered to be non-compensatory under APB 25. Covance reflected the expense associated with the fair value of stock-based awards in its required pro forma footnote disclosure under SFAS 123 in its SEC filings.

                Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. SFAS 123R revises SFAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under that transition method, compensation expense is now recognized in the financial statements on a prospective basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods have not been restated.

                Management believes that it may be useful for investors, in evaluating current period financial performance, to compare to 2005 results that include stock-based compensation computed in accordance with SFAS 123. Management does not assert that such pro forma numbers are superior to the 2005 "as reported" results; however, the pro forma numbers may help investors compare results including stock option expense across both periods.

                Although the Company is now using the Lattice-Binomial option pricing formula for valuing stock options granted beginning in 2006 (whereas previously the Company had used the Black-Scholes-Merton option pricing formula), management believes that the Lattice-Binomial and the Black-Scholes-Merton option pricing formulas, with the assumptions used by the Company, result in fair values which are substantially similar in all material respects. As a result, the Company believes that the 2006 "as reported" amounts under SFAS 123R are comparable to the 2005 "pro forma" amounts as previously disclosed under SFAS 123.

                Year Ended December 31, 2006 Compared with Year Ended December 31, 2005.    Net revenues increased 12.3% to $1.34 billion for 2006 from $1.19 billion for 2005. Net revenues from Covance's early development segment grew 12.6% on strong performance in our global toxicology, chemistry and clinical pharmacology services. Net revenues from Covance's late-stage development segment grew 12.2%, driven by strong performance in our central laboratory services.

                Cost of revenue increased 11.4% to $882.2 million or 65.8% of net revenues for the year ended December 31, 2006 as compared to $791.7 million or 66.4% of net revenues for the corresponding 2005 period. Comparisons to the prior year are impacted by the inclusion of $7.0 million in stock-based compensation in cost of revenue in the 2006 period pursuant to SFAS 123R. These expenses reduced 2006 gross margins by approximately 50 basis points to 34.2% of net revenues. Had stock-based compensation been included in cost of revenue for the year ended December 31, 2005 under SFAS 123, cost of revenue would have been $7.8 million higher and gross margins (excluding depreciation and amortization) would have been approximately 60 basis points lower or 33.0% of net revenue on a pro forma basis.

                Overall, selling, general and administrative expenses increased 16.3% to $207.4 million for 2006 from $178.4 million for 2005. As a percentage of net revenues, selling, general and administrative expenses increased 50 basis points to 15.5% for 2006 from 15.0% for 2005. Comparisons to the prior year are impacted by the inclusion of $8.5 million in stock-based compensation in selling, general and administrative expenses in the 2006 period pursuant to SFAS 123R. These expenses increased selling, general and administrative expenses as a percentage of revenue by approximately 70 basis points. Had incremental stock-based compensation been included in selling, general and administrative expenses for the year ended December 31, 2005 under SFAS 123, selling, general and administrative expenses would have been $9.6 million higher and selling, general and administrative expenses as a percentage of revenue would have been approximately 80 basis points higher or 15.8% of net revenue on a pro forma basis.

                Depreciation and amortization increased 20.0% to $57.4 million or 4.3% of net revenues for 2006 from $47.8 million or 4.0% of net revenues for 2005 primarily as a result of higher levels of capital spending over the last fifteen months.

                Income from operations increased 10.4% to $193.2 million or 14.4% of net revenues for 2006 from $175.1 million or 14.7% of net revenues for the corresponding 2005 period. Comparisons to the prior year are impacted by the inclusion of $15.5 million in stock-based compensation in operating expenses in the 2006 period pursuant to SFAS 123R. These expenses reduced operating margin by approximately 120 basis points. Had incremental stock-based compensation been included in operating expenses for the year ended December 31, 2005 under SFAS 123, operating expenses would have been $17.4 million higher and operating margins would have been approximately 150 basis points lower or 13.2% of net revenue on a pro forma basis.

                Income from operations from Covance's early development segment increased $13.5 million or 9.6% to $153.6 million or 24.3% of net revenues for the year ended December 31, 2006 from $140.1 million or 24.9% of net revenues for the corresponding 2005 period. The $13.5 million increase over the prior year was driven primarily by strength in our global toxicology and chemistry services, partially offset by softness in our research products and dilution resulting from the 2006 acquisition of Radiant Research Inc. ("Radiant"). The dilutive impact on 2006 operating margins from Radiant was 100 basis points. Income from operations from Covance's late-stage development segment increased $19.0 million or 18.1% to $123.7 million for the year ended December 31, 2006 from $104.7 million for the corresponding 2005 period. Income from operations as a percentage of net revenues increased to 17.5% for the year ended December 31, 2006 from 16.6% for the corresponding 2005 period, driven by strength in our central laboratory services. Corporate expense increased $14.3 million to $84.0 million or 6.3% of net revenues for 2006 from $69.7 million or 5.8% of net revenues for 2005. Comparisons to the prior year are impacted by the inclusion of $15.5 million or 1.2% of net revenues in stock-based compensation in corporate expenses in the 2006 period pursuant to SFAS 123R. Had incremental stock-based compensation been included in corporate expenses for the year ended December 31, 2005 under SFAS 123, corporate expenses would have been $17.4 million higher, totaling $87.1 million or 7.3% of net revenue on a pro forma basis. The reduction from $87.1 million in 2005 to $84.0 million in 2006 is primarily due to lower stock-based and incentive compensation and professional fees in the year ended December 31, 2006.

                Other income, net increased $4.8 million to $7.4 million for 2006 from $2.6 million for 2005 primarily as a result of a $3.9 million increase in net interest income resulting from higher invested cash balances and higher average interest rates earned on those balances in 2006.

                Covance's effective tax rate for the year ended December 31, 2006 was 28.5% compared to 33.1% for the corresponding 2005 period. The effective tax rate for 2006 includes the impact of a $2.5 million reduction in income tax reserves resulting from favorable income tax developments arising in the third quarter. The 2006 effective rate also reflects increases to the tax reserves recorded during the fourth quarter of 2006 for new exposures which arose and interest on matters still outstanding totaling $2.2 million, which was offset by a reduction in income taxes payable recorded during the fourth quarter of 2006 resulting from tax return to financial statement accrual adjustments made to reflect actual amounts due upon the filing of tax returns in 2006. The effective tax rate for 2005 includes the impact of a $4.4 million income tax charge associated with the repatriation of $103 million of accumulated foreign earnings during the fourth quarter under the American Jobs Creation Act. The impact of the 2006 tax gain and 2005 tax charge on Covance's effective tax rate was a 120 basis point reduction in 2006 and a 250 basis point increase in 2005. Other factors impacting the effective tax rate from 2005 to 2006 include a shift in the mix of our pre-tax earnings across various tax jurisdictions, increased research and development tax credits in the United Kingdom and other initiatives.

                Covance has a minority equity position (approximately 21% at December 31, 2006) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the years ended December 31, 2006 and 2005, Covance recognized income of $0.02 million and a loss of $0.5 million, respectively, representing its share of BITI's results.

                Covance has a 47% minority equity position in Noveprim Limited, a supplier of research products. During the years ended December 31, 2006 and 2005, Covance recognized $1.6 million and $1.3 million, respectively, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at December 31, 2006 and 2005.

                Net income of $145.0 million for the year ended December 31, 2006 increased $25.4 million or 21.2% as compared to $119.6 million for the corresponding 2005 period. Comparisons to the prior year are impacted by the inclusion of $10.6 million, net of tax, in stock-based compensation in the 2006 period pursuant to SFAS 123R, the tax gain of $2.5 million in 2006 and the tax charge of $4.4 million in 2005. Had incremental stock-based compensation been included in net income for the year ended December 31, 2005 under SFAS 123, and had net income in both periods excluded the tax gain/(charge), on a proforma basis, net income for the year ended December 31, 2006 would have increased $30.4 million, or 27.1%, as compared to net income for the year ended December 31, 2005.

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

(Dollars in thousands, except earnings per share data) Year ended December 31, 2005	As Reported	Removal of Tax Charge	As Adjusted
Taxes on Income	$58,786	$(4,400)	$54,386
Net Income	$119,619	$4,400	$124,019
Basic earnings per share	$1.911	$0.070	$1.981
Diluted earnings per share	$1.876	$0.069	$1.945

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

                The following table presents unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 2006. In the opinion of Covance, the information in the table below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included elsewhere in this Annual Report. Operating results for any quarter are not necessarily indicative of the results that may be reported in any future period.

	Quarter Ended
	Dec. 31, 2006(a)	Sept. 30, 2006(a)		June 30, 2006(a)	Mar. 31, 2006(a)	Dec. 31, 2005(b)		Sept. 30, 2005(b)	June 30, 2005(b)	Mar. 31, 2005(b)
	(Dollars in thousands, except per share data)
Net revenues	$342,976	$341,478		$335,240	$320,509	$322,354		$295,368	$293,963	$281,265
Reimbursable out-of-pockets	16,111	14,681		21,934	13,129	20,778		11,759	13,449	11,518

Total revenues	359,087	356,159		357,174	333,638	343,132		307,127	307,412	292,783

Costs and expenses:
Cost of revenue	222,145	223,662		222,723	213,660	214,345		194,823	195,714	186,772
Reimbursed out-of-pocket expenses	16,111	14,681		21,934	13,129	20,778		11,759	13,449	11,518
Selling, general and administrative	53,594	54,196		51,312	48,286	47,069		44,673	44,490	42,136
Depreciation and amortization	15,920	14,584		14,165	12,719	12,729		11,758	11,833	11,501

Total	307,770	307,123		310,134	287,794	294,921		263,013	265,486	251,927

Income from operations	51,317	49,036		47,040	45,844	48,211		44,114	41,926	40,856
Other (income) expense, net	(2,136)	(1,788)		(1,877)	(1,551)	(803)		(725)	(606)	(430)

Income before taxes	53,453	50,824		48,917	47,395	49,014		44,839	42,532	41,286
Taxes on income	15,790	12,726	(c)	14,407	14,256	19,342	(d)	13,685	13,041	12,718
Equity investee earnings	650	178		510	250	301		78	59	296

Net income	$38,313	$38,276	(c)	$35,020	$33,389	$29,973	(d)	$31,232	$29,550	$28,864

Basic earnings per share	$0.60	$0.60		$0.55	$0.53	$0.48		$0.50	$0.47	$0.46
Diluted earnings per share	$0.59	$0.59	(c)	$0.54	$0.52	$0.47	(d)	$0.49	$0.46	$0.45

  (a)
  2006 financial results include stock-based compensation expense as measured under SFAS 123R.

  (b)
  2005 financial results reflect stock-based compensation expense as measured under APB 25 and, accordingly, do not include stock-based compensation expense as measured under SFAS 123.

  (c)
  Amounts include a reduction in income tax reserves resulting from favorable income tax developments totaling $2,467 (or $0.04/diluted share).

  (d)
  Amounts include an income tax charge associated with the repatriation of $103 million of accumulated foreign earnings under the American Jobs Creation Act of $4,400 (or $0.07/diluted share).

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

                Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance's $75.0 million revolving credit facility (the "Credit Facility") expires in June 2009 and may be expanded to $125.0 million at Covance's election. Covance believes cash from operations will provide sufficient liquidity for the foreseeable future. At December 31, 2006, there were no outstanding borrowings and $0.8 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a 75 basis point margin. Costs associated with the Credit Facility consisted primarily of bank fees totaling $0.4 million which are being amortized over the five year facility term. The Credit Facility contains various financial and other covenants. At December 31, 2006, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. A commitment fee of 15 basis points on the undrawn balance of the Credit Facility is payable in arrears on the first day of each July, October, January and April, and totaled approximately $0.1 million during each of the years ended December 31, 2006 and 2005.

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

	Payments due by period
Contractual Obligations
	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
	(Dollars in thousands)
Operating Leases	$166,175	$25,612	$43,751	$32,536	$64,276
Purchase Obligations	106,600	37,816	39,839	23,805	5,140

Total	$272,775	$63,428	$83,590	$56,341	$69,416

                During the year ended December 31, 2006, Covance's operations provided net cash of $254.2 million, an increase of $72.1 million from the corresponding 2005 period. The change in net operating assets provided $22.4 million in cash during 2006, primarily due to an increase in accrued liabilities, unearned revenue and accounts payable, partially offset by an increase in prepaids and other current assets, while this net change used $7.3 million in cash in 2005, primarily due to an increase in accounts receivable and unbilled services, partially offset by increases in income taxes payable, accrued liabilities and unearned revenue. Covance's ratio of current assets to current liabilities was 2.21 at December 31, 2006 and 2.16 at December 31, 2005.

                Investing activities for the year ended December 31, 2006 used $211.7 million, compared to using $160.1 million for the corresponding 2005 period. Capital spending for 2006 totaled $136.8 million, and was primarily for the expansion of our preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, purchase of new equipment, hardware and software for newly hired employees. Capital spending for the corresponding 2005 period totaled $153.1 million, and was primarily for the expansion of our preclinical facilities in North America and the United Kingdom, outfitting of new facilities, upgrade of existing equipment, purchase of new equipment and software for newly hired employees. Investing activities for 2006 included the acquisitions of Radiant and Signet Laboratories, Inc. ("Signet") for approximately $75.7 million. Investing activities for 2005 included the acquisitions of an antibody products provider and an 80 bed Phase I clinic for cash payments totaling $7.1 million.

                In 2006, Covance acquired the stock of Radiant in a merger transaction for cash payments aggregating approximately $66.6 million (including direct acquisition costs of $0.5 million). Radiant operates eight early development clinical sites performing Phase I/IIa clinical trial services. Results of operations for Radiant, which are now part of Covance's Early Development segment service offering, and the fair value of Radiant's assets and liabilities acquired, are included in Covance's consolidated financial statements beginning June 1, 2006. The fair value of Radiant's net assets was $9.2 million. Intangible assets acquired were valued at $6.8 million. The remaining purchase price of $50.6 million represents goodwill.

                In 2006, Covance also acquired certain assets and liabilities of Signet for cash payments totaling $9.1 million (including direct acquisition costs of $0.2 million). Signet specializes in the development of monoclonal antibodies and diagnostic assays for cancer, infectious diseases and neurodegenerative diseases. Results of operations for Signet, which are now part of Covance's Early Development segment service offering, and the fair value of Signet's assets and liabilities acquired, are included in Covance's consolidated financial statements beginning June 1, 2006. The fair value of Signet's net assets was $0.4 million. Intangible assets acquired were valued at $0.9 million. The remaining purchase price of $7.9 million represents goodwill.

                Financing activities for the year ended December 31, 2006 provided $11.9 million and were primarily comprised of proceeds from the exercise of stock options of $28.4 million, excess tax benefits realized on the exercise of stock options of $7.3 million (which are now required to be included in financing cash flows pursuant to SFAS 123R) and employee contributions to Covance's employee stock purchase plan of $4.2 million, partially offset by the purchase into treasury of 414,100 shares of common stock in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in June 2004, and the purchase into treasury of 68,829 shares in connection with employee benefit plans, for an aggregate cost of $28.0 million. Financing activities for the year ended December 31, 2005 used $25.8 million and consisted primarily of the purchase into treasury of 1,195,500 shares of common stock in connection with two separate 3.0 million share buyback programs authorized by Covance's Board of Directors in February 2003 and June 2004, and the purchase into treasury of 106,500 shares in connection with employee benefit plans, for an aggregate cost of $58.2 million. The use of cash for these share repurchases was partially offset by cash received from stock option exercises and employee contributions to Covance's employee stock purchase plan totaling $32.4 million. At December 31, 2006, there are approximately 0.3 million shares remaining for repurchase under the Board authorized buyback program. In February 2007, Covance's Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance's stock repurchase program, bringing the total number of shares available for repurchase under the Board authorized share buyback program to 3.3 million.

                In 2006, Covance and IBM amended the terms of the contract under which IBM had been providing certain information technology services to Covance. Pursuant to the terms of the amended contract, Covance has in-sourced certain elements of its information technology infrastructure support which were being provided by IBM. IBM is continuing to provide information technology support services in areas including help desk and desktop computer support on a worldwide basis. This amended contract has not had, nor is it expected to have, a material impact upon Covance's liquidity.

                The effect of exchange rate changes on cash for the year ended December 31, 2006 was an increase of $4.7 million versus a $13.2 million reduction for the prior year. Covance's cash balances increased by $59.1 million to $219.8 million at December 31, 2006 from $160.7 million at December 31, 2005.

Off-Balance Sheet Arrangements

                At December 31, 2006 and 2005, Covance was not a party to any off-balance sheet arrangements as defined by Regulation S-K Item 303(a)(4)(i), promulgated under the Exchange Act.

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

Recently Issued Accounting Standards

                In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), ("SFAS 158"). As of December 31, 2006, Covance has adopted the recognition and disclosure provisions of SFAS 158, which require an employer to recognize the over funded or under funded status of its defined benefit postretirement plans—measured as the difference between the fair value of plan assets and the projected benefit obligation—as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan in the year in which such changes occur through other comprehensive income. The adoption of SFAS 158 did not have an impact on our consolidated results of operations. The impact of adopting SFAS 158 on our consolidated balance sheet at December 31, 2006 was an increase in non-current liabilities of $21.3 million, reflecting the under funded status of the plans, a reduction in other assets of $12.8 million, from the elimination of the prepaid pension asset which existed under SFAS 87, the recording of a long-term deferred tax asset of $10.7 million and a reduction in the other comprehensive income equity account of $23.4 million. SFAS 158 also requires, effective for fiscal years ending after December 15, 2008, that the measurement of the over funded or under funded status of a plan be made as of the employer's fiscal year end and not as of an earlier measurement date. Covance will be required to conform the measurement dates of its plans to December 31st for its fiscal year ending December 31, 2008. Covance does not expect this change in measurement dates to have a material impact on its consolidated results of operations or financial position.

                In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157, which applies whenever other standards require (or permit) fair value measurement, defines fair value and provides guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used in those measurements and the effect of fair value measurements on earnings. Covance will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. Covance is currently in the process of evaluating SFAS 157, and has not yet determined the impact, if any, SFAS 157 will have on its consolidated results of operations or financial position.

                In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. Covance is required to adopt FIN 48 for its first quarter ending March 31, 2007 and is currently finalizing its estimate of the impact of adopting FIN 48. Covance currently estimates that the reserve for uncertain tax positions, which totals $8.4 million at December 31, 2006 under SFAS 109 and SFAS 5, will be between $9.0 million and $12.0 million as calculated under the measurement provisions of FIN 48. The additional reserve for uncertain tax positions, currently estimated in the range of $0.6 million to $3.6 million, will be recorded to retained earnings in the first quarter of 2007 as a cumulative effect change of adopting a new accounting pronouncement.

                In June 2006, the Emerging Issues Taskforce reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation, ("EITF 06-3") which addresses the income statement disclosure on taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. Taxes within the scope of EITF 06-3 include sales taxes, use taxes, value-added taxes and some types of excise taxes. For any such taxes that are reported on a gross basis, EITF 06-3, which is effective for interim periods beginning after December 15, 2006, requires disclosure of the amounts of those taxes in interim and annual financial statements for each period in which an income statement is presented. Covance currently accounts for such taxes on a net basis, therefore, EITF 06-3 is not expected to have any impact on the Company's consolidated results of operations or financial position.

Forward Looking Statements. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company's ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, difficulties or delays in integrating the business of Radiant and achieving anticipated efficiencies and synergies, and other factors described in Covance's filings with the Securities and Exchange Commission, including, without limitation, this Annual Report on Form 10-K.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

                For the year ended December 31, 2006, approximately 37% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency" for a more detailed discussion of our foreign currency risks and exposures.

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

                Covance's management concluded that its internal control over financial reporting as of December 31, 2006 was effective and adequate to accomplish the objectives described above. Management's assessment was based upon the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Covance's consolidated financial statements and the effectiveness of control over financial reporting have been audited by an independent registered public accounting firm, Ernst & Young LLP, as stated in their reports which are included elsewhere herein.

/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ William E. Klitgaard William E. Klitgaard Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited management's assessment, included in Management's Report on Consolidated Financial Statements and Internal Control, that Covance Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covance Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

                In our opinion, management's assessment that Covance Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Covance Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 22, 2007 expressed an unqualified opinion thereon.

MetroPark, New Jersey
February 22, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited the accompanying consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covance Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

                As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted SFAS No. 123(R), "Share-Based Payments" applying the modified prospective method at the beginning of fiscal year 2006. Also, as discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" at the end of fiscal year 2006.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Covance Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2007 expressed an unqualified opinion thereon.

MetroPark, New Jersey
February 22, 2007

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

(Dollars in thousands)	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$219,810	$160,717
Accounts receivable	205,473	206,098
Unbilled services	89,139	88,297
Inventory	49,628	40,293
Deferred income taxes	4,320	2,062
Prepaid expenses and other current assets	71,196	49,243

Total Current Assets	639,566	546,710
Property and equipment, net	500,057	410,665
Goodwill, net	119,725	61,262
Other assets	38,330	37,966

Total Assets	$1,297,678	$1,056,603

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$35,479	$26,975
Accrued payroll and benefits	76,657	64,226
Accrued expenses and other current liabilities	50,855	48,298
Unearned revenue	109,559	96,987
Income taxes payable	17,154	16,242

Total Current Liabilities	289,704	252,728
Deferred income taxes	31,052	45,545
Other liabilities	53,627	26,559

Total Liabilities	374,383	324,832

Commitments and Contingencies
Stockholders' Equity:
Preferred stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock—Par value $0.01 per share; 140,000,000 shares authorized; 73,427,001 and 71,813,112 shares issued and outstanding, including those held in treasury, at December 31, 2006 and 2005, respectively	734	718
Paid-in capital	426,806	350,678
Retained earnings	757,809	612,811
Accumulated other comprehensive income	11,781	13,367
Treasury stock at cost (9,485,549 and 9,002,620 shares at December 31, 2006 and 2005, respectively)	(273,835)	(245,803)

Total Stockholders' Equity	923,295	731,771

Total Liabilities and Stockholders' Equity	$1,297,678	$1,056,603

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands, except per share data)	2006	2005	2004

Net revenues	$1,340,203	$1,192,950	$1,020,429
Reimbursable out-of-pockets	65,855	57,504	35,968

Total revenues	1,406,058	1,250,454	1,056,397

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	882,190	791,654	677,945
Reimbursed out-of-pocket expenses	65,855	57,504	35,968
Selling, general and administrative (excluding depreciation and amortization)	207,388	178,368	155,656
Depreciation and amortization	57,388	47,821	46,354

Total costs and expenses	1,212,821	1,075,347	915,923

Income from operations	193,237	175,107	140,474

Other (income) expense, net:
Interest income	(7,809)	(3,969)	(3,187)
Interest expense	245	332	897
Foreign exchange transaction loss, net	212	1,073	238

Other income, net	(7,352)	(2,564)	(2,052)

Income before taxes and equity investee earnings	200,589	177,671	142,526
Taxes on income	57,179	58,786	45,532
Equity investee earnings	1,588	734	953

Net income	$144,998	$119,619	$97,947

Basic earnings per share	$2.28	$1.91	$1.57
Weighted average shares outstanding—basic	63,585,722	62,602,454	62,474,345

Diluted earnings per share	$2.24	$1.88	$1.52
Weighted average shares outstanding—diluted	64,782,212	63,773,188	64,644,149

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$144,998	$119,619	$97,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,388	47,821	46,354
Non-cash compensation expense associated with employee benefit and stock compensation plans	30,397	16,595	13,473
Deferred income tax provision	561	5,421	7,516
Other	(1,577)	(80)	(420)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	6,332	(24,569)	(21,719)
Unbilled services	(842)	(25,077)	(19,167)
Inventory	(8,921)	763	(1,073)
Accounts payable	8,380	2,114	4,217
Accrued liabilities	12,547	9,082	15,397
Unearned revenue	10,544	9,662	5,098
Income taxes payable	6,754	23,384	20,789
Other assets and liabilities, net	(12,392)	(2,686)	(5,326)

Net cash provided by operating activities	254,169	182,049	163,086

Cash flows from investing activities:
Capital expenditures	(136,800)	(153,138)	(72,887)
Acquisition of businesses	(75,668)	(7,110)	—
Equity method investment	—	—	(20,741)
Other, net	806	158	142

Net cash used in investing activities	(211,662)	(160,090)	(93,486)

Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	39,905	32,417	60,783
Purchase of treasury stock	(28,032)	(58,194)	(134,188)

Net cash provided by (used in) financing activities	11,873	(25,777)	(73,405)

Effect of exchange rate changes on cash	4,713	(13,177)	9,917

Net change in cash and cash equivalents	59,093	(16,995)	6,112

Cash and cash equivalents, beginning of year	160,717	177,712	171,600

Cash and cash equivalents, end of year	$219,810	$160,717	$177,712

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2003	$663	$199,534	$395,245	$21,960		$(53,421)	$563,981

Comprehensive income:
Net income	—	—	97,947	—	$97,947	—	97,947
Currency translation adjustment	—	—	—	19,491	19,491	—	19,491

Total comprehensive income	—	—	—	—	$117,438	—	—

Shares issued under various employee benefit and stock compensation plans	5	16,380	—	—		—	16,385
Stock option exercises	32	57,839	—	—		—	57,871
Tax benefit from stock issued	—	16,199	—	—		—	16,199
Treasury stock, at cost	—	—	—	—		(134,188)	(134,188)

Balance, December 31, 2004	700	289,952	493,192	41,451		(187,609)	637,686

Comprehensive income:
Net income	—	—	119,619	—	$119,619	—	119,619
Currency translation adjustment	—	—	—	(28,084)	(28,084)	—	(28,084)

Total comprehensive income	—	—	—	—	$91,535	—	—

Shares issued under various employee benefit and stock compensation plans	4	20,179	—	—		—	20,183
Stock option exercises	14	28,815	—	—		—	28,829
Tax benefit from stock issued	—	11,732	—	—		—	11,732
Treasury stock, at cost	—	—	—	—		(58,194)	(58,194)

Balance, December 31, 2005	718	350,678	612,811	13,367		(245,803)	731,771

Comprehensive income:
Net income	—	—	144,998	—	$144,998	—	144,998
Currency translation adjustment	—	—	—	21,803	21,803	—	21,803
Adjustment from initially applying SFAS 158, net of tax	—	—	—	(23,389)	(23,389)	—	(23,389)

Total comprehensive income	—	—	—	—	$143,412	—	—

Shares issued under various employee benefit and stock compensation plans	6	34,594	—	—		—	34,600
Stock option exercises	10	28,347	—	—		—	28,357
Tax benefit from stock issued	—	13,187	—	—		—	13,187
Treasury stock, at cost	—	—	—	—		(28,032)	(28,032)

Balance, December 31, 2006	$734	$426,806	$757,809	$11,781		$(273,835)	$923,295

The accompanying notes are an integral part of these consolidated financial statements.

 COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

1.    Organization

                Covance Inc. and its subsidiaries ("Covance" or the "Company") is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. Covance's operations constitute two segments for financial reporting purposes. The first segment, early development services, includes preclinical and clinical pharmacology service offerings. The second segment, late-stage development services, includes central laboratory, clinical development, cardiac safety services, periapproval and market access services. Operations are principally focused in the United States and Europe.

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

    Financial Instruments

                The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts as reported at December 31, 2006 and 2005.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
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

    Prepaid Expenses and Other Current Assets

                In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $37.7 million and $31.6 million at December 31, 2006 and 2005, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

    Property and Equipment

                Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method at rates adequate to allocate the cost of the applicable assets over their estimated useful lives, which generally range from ten to forty years for buildings and improvements, three to ten years for equipment, furniture and fixtures and three to five years for computer hardware and software. Leasehold improvements are capitalized and amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the associated remaining lease term. The cost of computer software developed or obtained for internal use is accounted for in accordance with the Accounting Standards Executive Committee's Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Repairs and maintenance are expensed as incurred.

    Goodwill and Other Intangible Assets and Impairment

                Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The annual test for impairment performed for 2006, 2005 and 2004 did not identify any instances of impairment.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

                Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from one to ten years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets. See Note 4.

    Impairment of Long-Lived Assets

                Covance assesses impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Assessments of the recoverability of long-lived assets are conducted when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the asset from the expected future undiscounted cash flows of related operations. No events have been identified that caused an evaluation of the recoverability of the long-lived assets for the years ended December 31, 2006, 2005 and 2004.

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
DECEMBER 31, 2006, 2005 AND 2004
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

    Taxes

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

                Covance maintains a tax reserve for uncertain tax positions which is included in accrued expenses and other current liabilities on the consolidated balance sheets. The balance of this tax reserve at December 31, 2006 is $8.4 million and relates to exposures for tax matters such as transfer pricing, nexus, deemed dividends, VAT and the allocation of overhead costs across various Federal, state and foreign income tax jurisdictions. By way of background, an accrual is established at the time an exposure is identified when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount of the accrual for each item for which an exposure exists is adjusted when either (a) matters are settled at amounts which are different than the amount included in the reserve or (b) when facts indicate a significant change in either the probability or estimated amount of the potential exposure. While Covance believes that it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is also possible that changes in estimates in the future could cause Covance to either materially increase or reduce the carrying amount of its tax reserve. Significant activity relating to the reserve for uncertain tax positions which occurred during 2006 included a $2.5 million reduction in the reserve during the third quarter of 2006 as a result of a favorable settlement with a foreign tax authority relating to research and development tax credits totaling $1.8 million, as well as exposures as to which it is no longer probable that a liability exists relating primarily to transfer pricing matters aggregating $0.7 million. Partially offsetting this reduction was an increase in the reserve balance during the fourth quarter of 2006 totaling $2.2 million relating to various state and foreign tax exposures arising in the fourth quarter of 2006 as well as the accrual of additional interest on matters still outstanding. See "Recently Issued Accounting Standards".

                Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the one-time opportunity provided under the American Jobs Creation Act, pursuant to which Covance repatriated $103 million in accumulated foreign earnings in the fourth quarter of 2005, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of December 31, 2006. See Note 7.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

    Comprehensive Income

                Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account, and for 2006, also includes the adjustment resulting from the adoption of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), ("SFAS 158") to record the under funded status of the Company's defined benefit postretirement plans on its balance sheet at December 31, 2006.

    Stock Based Compensation

                The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees. These plans are described more fully in Note 10.

                Through the year ended December 31, 2005, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), and, accordingly, accounted for awards under these plans pursuant to the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related Interpretations, as permitted by SFAS 123. Under APB 25, compensation expense was recognized in the financial statements relating to awards of stock. However, no compensation expense was recorded in the financial statements for stock option grants, as all options have been granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation expense was recorded in the financial statements for shares purchased by employees under the Company's Employee Stock Purchase Plan as that plan was considered to be non-compensatory under APB 25.

                Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, ("SFAS 123R") using the modified prospective transition method. SFAS 123R revises SFAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a prospective basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods are not restated.

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
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

                In computing diluted EPS for the years ended December 31, 2006, 2005 and 2004, the denominator was increased by 1,196,490 shares, 1,170,734 shares and 2,169,804 shares, respectively, representing the dilutive effect of stock options outstanding at December 31, 2006, 2005 and 2004, with exercise prices less than the average market price of Covance's common stock during each respective period. Excluded from the computation of diluted EPS for the year ended December 31, 2006 were options to purchase 12,263 shares of common stock at prices ranging from $61.26 to $66.86 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2006. Excluded from the computation of diluted EPS for the year ended December 31, 2005 were options to purchase 54,617 shares of common stock at prices ranging from $47.27 to $52.71 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2005. Excluded from the computation of diluted EPS for the year ended December 31, 2004 were options to purchase 331,072 shares of common stock at prices ranging from $35.84 to $41.45 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2004.

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

    Supplemental Cash Flow Information

                Cash paid for interest for the years ended December 31, 2006, 2005 and 2004 totaled $0.2 million, $0.2 million and $0.9 million, respectively. Cash paid for income taxes for the years ended December 31, 2006, 2005 and 2004 totaled $47.8 million, $25.2 million and $21.1 million, respectively. The change in income taxes payable in the consolidated Statement of Cash Flows for the year ended December 31, 2006 reflects as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options as measured under SFAS 123R of $7.4 million (a corresponding cash inflow of $7.4 million has been reflected in financing cash flows). The change in income taxes payable in the Consolidated Statement of Cash flows for the years ended December 31, 2005 and 2004 reflects the full tax benefit received from the exercise of non-qualified stock options of $11.7 million and $16.2 million, respectively, as measured and accounted for under SFAS 123 and APB 25. Pursuant to those standards, both the reduction in income taxes payable and the increase in equity resulting from the full tax benefit received are reflected in operating cash flows.

    Recently Issued Accounting Standards

                In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), ("SFAS 158"). As of

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

December 31, 2006, Covance has adopted the recognition and disclosure provisions of SFAS 158, which require an employer to recognize the over funded or under funded status of its defined benefit postretirement plans—measured as the difference between the fair value of plan assets and the projected benefit obligation—as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan in the year in which such changes occur through other comprehensive income. See Note 9 for a discussion of the impact of the adoption of SFAS 158. SFAS 158 also requires, effective for fiscal years ending after December 15, 2008, that the measurement of the over funded or under funded status of a plan be made as of the employer's fiscal year end and not as of an earlier measurement date. Covance will be required to conform the measurement dates of its plans to December 31st for its fiscal year ending December 31, 2008. Covance does not expect this change in measurement dates to have a material impact on its consolidated results of operations or financial position.

                In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157, which applies whenever other standards require (or permit) fair value measurement, defines fair value and provides guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used in those measurements and the effect of fair value measurements on earnings. Covance will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. Covance is currently in the process of evaluating SFAS 157, and has not yet determined the impact, if any, SFAS 157 will have on its consolidated results of operations or financial position.

                In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. Covance is required to adopt FIN 48 for its first quarter ending March 31, 2007 and is currently finalizing its estimate of the impact of adopting FIN 48. Covance currently estimates that the reserve for uncertain tax positions, which totals $8.4 million at December 31, 2006 under SFAS 109 and SFAS 5, will be between $9.0 million and $12.0 million as calculated under the measurement provisions of FIN 48. The additional reserve for uncertain tax positions, currently estimated in the range of $0.6 million to $3.6 million, will be recorded in retained earnings in the first quarter of 2007 as a cumulative effect change of adopting a new accounting pronouncement.

                In June 2006, the Emerging Issues Taskforce reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation, ("EITF 06-3") which addresses the income statement disclosure on taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, such as sales taxes, use taxes, value-added taxes and some types of excise taxes. For any such taxes that are reported on a gross basis, EITF 06-3, which is effective for interim periods beginning after December 15, 2006, requires disclosure of the amounts of those taxes in interim and annual financial statements for each period in which an income statement is presented. Covance currently accounts for taxes on a net basis, therefore, EITF 06-3 is not expected to have any impact on the Company's consolidated results of operations or financial position.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

3.    Property and Equipment

                Property and equipment at December 31, 2006 and 2005 consist of the following:

	2006	2005
Property and equipment at cost:
Land	$51,658	$26,462
Buildings and improvements	369,935	292,077
Equipment	227,004	198,948
Computer hardware and software	187,566	168,127
Furniture, fixtures & leasehold improvements	72,574	61,605
Construction-in-progress	43,947	64,420

	952,684	811,639
Less: Accumulated depreciation and amortization	(452,627)	(400,974)

Property and equipment, net	$500,057	$410,665

                Depreciation and amortization expense aggregated $56.6 million, $47.8 million and $46.4 million for 2006, 2005 and 2004, respectively.

4.    Goodwill and Amortizable Intangible Assets

                The following table sets forth changes in the carrying amount of goodwill by operating segment, net of accumulated amortization of $17.7 million, for the years ended December 31, 2006 and 2005, respectively:

	Early Development	Late-Stage Development	Total
Balance, December 31, 2004	$6,721	$50,155	$56,876
Goodwill acquired during the year	4,386	—	4,386

Balance, December 31, 2005	11,107	50,155	61,262
Goodwill acquired during the year	58,463	—	58,463

Balance, December 31, 2006	$69,570	$50,155	$119,725

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

4.    Goodwill and Amortizable Intangible Assets (Continued)

                The following table summarizes the Company's acquired amortizable intangible assets (see Note 6), which are reflected in Other Assets on the Consolidated Balance Sheet, as of December 31, 2006:

	Cost	Accumulated Amortization	Net Carrying Value
Customer Lists (10 year weighted average useful life)	$4,510	$(263)	$4,247
Technology (5 year weighted average useful life)	2,340	(264)	2,076
Other—Patient List, Backlog and Non-Compete Agreements (weighted average useful lives ranging from 1 to 4 years)	820	(265)	555

Total	$7,670	$(792)	$6,878

                Amortization expense for the year ended December 31, 2006 was $0.8 million. Amortization expense expected to be recorded for each of the next five years is as follows:

Year ending December 31,
2007	$1,177
2008	$1,047
2009	$1,010
2010	$937
2011	$649

5.    Equity Method Investees

                In March 2004, Covance acquired a 47% minority equity position in Noveprim Limited, a supplier of research products, for a total cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim's net assets was approximately $13.8 million at the acquisition date. This investment is reflected in Other Assets on the Consolidated Balance Sheet. During the years ended December 31, 2006 and 2005, Covance recognized income of $1.6 million and $1.3 million, respectively, representing its share of Noveprim's earnings, less the elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at December 31, 2006 and 2005. The carrying value of Covance's investment in Noveprim as of December 31, 2006 and 2005 was $23.0 million and $21.7 million, respectively.

                Covance has a minority equity position (approximately 21% at December 31, 2006) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the years ended December 31, 2006 and 2005, Covance recognized income of $0.02 million and a loss of $0.5 million, respectively, representing its pro rata share of BITI's earnings. The carrying value of Covance's investment in BITI at both December 31, 2006 and 2005 was $0.5 million, while the fair market value was $19.0 million and $7.6 million, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

6.    Acquisitions

                In May 2006, Covance acquired the stock of Radiant Research Inc. ("Radiant") in a merger transaction for cash payments aggregating approximately $66.6 million (including direct acquisition costs of $0.5 million). The Radiant acquisition included eight early development clinical sites performing Phase I/IIa clinical trial services. Results of operations for Radiant, which are now part of Covance's Early Development segment service offering, and the fair value of Radiant's assets and liabilities acquired, are included in Covance's consolidated financial statements beginning in June 2006.

                In May 2006, Covance also acquired certain assets and liabilities of Signet Laboratories, Inc. ("Signet") for cash payments totaling $9.1 million (including direct acquisition costs of $0.2 million). Signet specializes in the development of monoclonal antibodies and diagnostic assays for cancer, infectious diseases and neurodegenerative diseases. Results of operations for Signet, which are now part of Covance's Early Development segment service offering, and the fair value of Signet's assets and liabilities acquired, are included in Covance's consolidated financial statements beginning in June 2006.

                The table below summarizes the preliminary purchase price allocations for the Radiant and Signet acquisitions:

	Radiant	Signet
Estimated fair value of net tangible assets acquired	$9,183	$352
Fair value of intangible assets acquired (8 year weighted average useful life)	6,820	850
Goodwill	50,567	7,896

Net assets acquired	$66,570	$9,098

                The purchase price allocations are based upon preliminary estimates for tax matters, using available information and making assumptions management believes are reasonable. Accordingly, these purchase price allocations are subject to finalization within one year of each acquisition. The goodwill resulting from the Signet acquisition is deductible for tax purposes, while the goodwill resulting from the merger with Radiant is not deductible for tax purposes.

                In 2005, Covance acquired two businesses, the largest of which was the acquisition of GFI Clinical Services (an 80 bed clinical pharmacology business), for cash payments totaling $7.1 million. The goodwill resulting from these acquisitions aggregated $4.4 million.

7.    Taxes on Income

                The components of income before taxes and the related provision (benefit) for taxes on income for 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Income before taxes and equity investee results:
Domestic	$123,896	$109,189	$93,455
International	76,693	68,482	49,071

Total	$200,589	$177,671	$142,526

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

	2006	2005	2004
Federal income taxes:
Current provision	$41,503	$44,431	$26,695
Deferred provision (benefit)	243	(3,077)	4,106
International income taxes:
Current provision (benefit)	12,958	(879)	10,378
Deferred provision (benefit)	(3,992)	11,843	(1,743)
State and other income taxes:
Current provision	5,872	6,908	5,509
Deferred provision (benefit)	595	(440)	587

Income tax provision	$57,179	$58,786	$45,532

                The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Taxes at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	2.1	2.4	2.8
Impact of international operations	(8.9)	(7.3)	(6.0)
Federal tax on repatriated earnings	—	2.4	—
Other, net	0.3	0.6	0.1

Total	28.5%	33.1%	31.9%

                The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Current deferred tax assets:
Liabilities/expenses not currently deductible	$3,668	$2,062
Net operating losses	652	—

Total current deferred tax assets	$4,320	$2,062

Non-current deferred taxes:
Deferred tax assets:
Net operating losses	$14,197	$—
Liabilities/expenses not currently deductible	15,688	964

Total non-current deferred tax assets	29,885	964

Deferred tax liabilities:
Property and equipment	(57,798)	(43,787)
Earnings not currently taxable	(3,139)	(2,722)

Total non-current deferred tax liabilities	(60,937)	(46,509)

Net non-current deferred tax liabilities	$(31,052)	$(45,545)

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

                As of December 31, 2006, the non-current deferred tax asset includes $10.7 million related to liabilities not currently deductible, recorded in connection with the adoption of SFAS 158, and $4.6 million of expenses not currently deductible, related to stock-based compensation under SFAS 123R.

                In connection with the acquisition of Radiant Research Inc., Covance recorded a net deferred tax asset of $6.6 million primarily relating to acquired net operating loss carryforwards. The utilization of the net loss carryforwards totaling $16.7 million as of December 31, 2006 is subject to an annual limitation under Internal Revenue Code §382 and will expire at various dates through 2026. It is expected that the entire net operating loss carryforwards will be realized and, accordingly, no valuation allowance has been provided at December 31, 2006.

                At December 31, 2006, deferred tax assets of $8.2 million have been recorded on $27.3 million of net operating tax loss carryforwards arising in the United Kingdom from the current recognition of deductions for qualified research and development expenditures and accelerated depreciation. It is expected that the entire net operating loss carryforwards, which do not expire, will be realized and, accordingly, no valuation allowance has been provided.

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

                Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the amounts repatriated in the fourth quarter of 2005 under the Act, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance. As a result, taxes have not been provided on the remaining accumulated foreign unremitted earnings totaling approximately $195 million at December 31, 2006.

8.    Credit Facility

                Covance has a $75.0 million revolving credit facility (the "Credit Facility"), which expires in June 2009. At both December 31, 2006 and 2005, there were no outstanding borrowings under the Credit Facility. At December 31, 2006 and 2005, there were $0.8 million and $1.5 million, respectively, of outstanding letters of credit under the Credit Facility.

                At December 31, 2006, Covance was in compliance with the terms of the Credit Facility, including all financial covenants. Commitment fees paid during 2006, 2005 and 2004, which under the Credit Facility are 15 basis points on the undrawn balance, approximated $0.1 million, $0.1 million, and $0.4 million, respectively. The Credit Facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans

                Covance sponsors various pension and other post-retirement benefit plans. Effective December 31, 2006, Covance adopted Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), ("SFAS 158"). SFAS 158 requires an employer to recognize the over funded or under funded status of its defined benefit postretirement plans—measured as the difference between the fair value of plan assets and the projected benefit obligation—as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan through other comprehensive income (in the year such changes occur). The impact of adopting SFAS 158 on our consolidated balance sheet at December 31, 2006 was an increase in non-current liabilities of $21.3 million, reflecting the under funded status of the plans, a reduction in other assets of $12.8 million, from the elimination of the prepaid pension asset which existed under SFAS 87, the recording of a long-term deferred tax asset of $10.7 million and a reduction in the other comprehensive income equity account of $23.4 million.

    Defined Benefit Pension Plans

                Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded and has a measurement date of September 30, while the UK pension plans are funded and have a measurement date of December 31. Covance's funding policy has been to contribute annually a fixed percentage of the eligible employee's salary at least equal to the local statutory funding requirements. The components of net periodic pension cost for these plans for 2006, 2005 and 2004 are as follows:

	United Kingdom Plans			German Plan
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Pension Cost:
Service cost	$5,878	$4,908	$4,679	$416	$346	$299
Interest cost	6,284	5,595	4,878	310	272	247
Expected return on plan assets	(7,144)	(5,694)	(4,370)	—	—	—
Amortization of net actuarial loss	1,862	1,525	1,124	53	17	6
Expected participant contributions	(2,265)	(2,224)	(2,036)	—	—	—

Net periodic pension cost	$4,615	$4,110	$4,275	$779	$635	$552

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.00%	5.75%	6.00%	4.65%	5.10%	5.65%
Expected rate of return on assets	6.75%	6.75%	6.00%	n/a	n/a	n/a
Salary increases	4.00%	4.00%	3.50%	2.50%	2.50%	2.90%

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
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The change in the projected benefit obligation and plan assets, the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2006 (under SFAS 158) and 2005 (under SFAS 87) is as follows:

	United Kingdom Plans		German Plan
	2006	2005	2006	2005
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$119,789	$103,269	$5,735	$5,128
Service cost	5,878	4,908	416	346
Interest cost	6,284	5,595	310	272
Actuarial (gain) loss	(4,674)	18,158	308	807
Benefits paid	(1,259)	(1,206)	(88)	(86)
Foreign currency exchange rate changes	15,325	(10,935)	668	(732)

Benefit obligation, end of year	$141,343	$119,789	$7,349	$5,735

Change in Fair Value of Assets:
Fair value of plan assets, beginning of year	$98,344	$86,745	$—	$—
Covance contributions	3,243	3,304	—	—
Employee contributions	2,087	2,083	—	—
Actual return on plan assets	8,266	16,496	—	—
Benefits paid	(1,259)	(1,206)	—	—
Foreign currency exchange rate changes	13,055	(9,078)	—	—

Fair value of plan assets, end of year	$123,736	$98,344	$—	$—

Funded status at end of year—under funded	$(17,607)	$(21,445)	$(7,349)	$(5,735)

	United Kingdom Plans		German Plan
	2006	2005	2006	2005
Amounts recognized in the consolidated balance sheets:
Other assets (long-term prepaid pension asset)	$—	$12,114	$—	$—
Current liabilities	—	—	(114)	—
Non-current liabilities	(17,607)	—	(7,235)	(4,462)

Total	$(17,607)	12,114	$(7,349)	(4,462)

Unrecognized net actuarial loss	n/a	$33,559	n/a	$1,273

                The amounts recognized in accumulated other comprehensive income as of December 31, 2006 and 2005 are as follows:

	United Kingdom Plans		German Plan
	2006	2005	2006	2005
Net actuarial loss	$29,769	n/a	$1,688	n/a
Less: Tax benefit (deferred tax asset)	(8,930)	n/a	(726)	n/a

Accumulated other comprehensive income impact	$20,839	n/a	$962	n/a

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The estimated net actuarial loss for the UK and German pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2007 is $1,309 and $55, respectively.

	United Kingdom Plans		German Plan
	2006	2005	2006	2005
Weighted Average Assumptions Used to Determine Benefit Obligations:
Discount rate	5.25%	5.00%	4.65%	4.65%
Salary increases	4.00%	4.00%	2.50%	2.50%

                The accumulated benefit obligation for the UK pension plans was $116,236 and $96,923 at December 31, 2006 and 2005, respectively. The accumulated benefit obligation for the German plan was $5,725 and $4,448 at December 31, 2006 and 2005, respectively.

                The investment policies for the UK pension plans are set by the plan trustees, based upon the guidance of professional advisors and after consultation with the Company, taking into consideration the plans' liabilities and future funding levels. The trustees have set the long-term investment policy largely in accordance with the asset allocation of a broadly diversified investment portfolio. Assets are invested within the target ranges as follows:

Equity securities	51%—61%
Debt securities	31%—44%
Real estate	0%— 9%
Other	0%— 5%

                The weighted average asset allocation of the UK pension plans as of December 31, 2006 and 2005 by asset category is as follows:

	2006	2005
Equity securities	56%	61%
Debt securities	37%	36%
Real estate	3%	0%
Other	4%	3%

Total	100%	100%

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

                Covance expects to contribute $3,430 to its UK plans in 2007. No contributions are expected to be made to the German plan, since that plan is unfunded.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                Expected future benefit payments are as follows:

Year Ending December 31,	United Kingdom Plans	German Plan
2007	$2,717	$114
2008	$2,477	$116
2009	$3,289	$126
2010	$3,150	$140
2011	$2,922	$159
2012-2016	$24,179	$927

    Supplemental Executive Retirement Plan

                In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan ("SERP"). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The measurement date for the SERP is November 30. The components of net periodic pension cost for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Components of Net Periodic Pension Cost:
Service cost	$926	$1,108	$946
Interest cost	655	586	524
Amortization of prior service cost	76	76	76
Amortization of net actuarial loss	33	—	33

Net periodic pension cost	$1,690	$1,770	$1,579

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	6.00%	6.25%
Salary increases	4.00%	4.00%	4.00%

                The change in the projected benefit obligation, the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2006 (under SFAS 158) and 2005 (under SFAS 87) is as follows:

	2006	2005
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$10,988	$8,661
Service cost	926	1,108
Interest cost	655	586
Actuarial loss	385	633

Benefit obligation, end of year	$12,954	$10,988

Funded status at end of year—under funded	$(12,954)	$(10,988)

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

	2006	2005
Amounts recognized in the consolidated balance sheets:
Other assets (long-term prepaid pension asset)	$—	$610
Current liabilities	(1,623)	—
Non-current liabilities	(11,331)	(10,167)

Total	$(12,954)	(9,557)

Unrecognized net actuarial loss	n/a	$1,431

                The amounts recognized in accumulated other comprehensive income and not yet recognized as a component of net periodic pension cost as of December 31, 2006 and 2005 are as follows:

	2006	2005
Net actuarial loss	$1,783	n/a
Prior service cost	534	n/a
Less: Tax benefit (deferred tax asset)	(927)	n/a

Accumulated other comprehensive income impact	$1,390	n/a

                The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2007 are $41 and $76, respectively.

	2006	2005
Weighted Average Assumptions Used to Determine Benefit Obligation:
Discount rate	5.50%	5.50%
Salary increases	4.00%	4.00%

                The accumulated benefit obligation as of December 31, 2006 and 2005 is $11,419 and $9,557, respectively.

                Expected future benefit payments are as follows:

Year Ending December 31,
2007	$1,623
2008	$436
2009	$—
2010	$481
2011	$—
2012-2016	$17,511

    Post-Employment Retiree Health and Welfare Plan

                Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees. The measurement date for this plan is November 30. The components of net periodic post-retirement benefit cost for 2006, 2005 and 2004 are as follows:

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

	2006		2005		2004
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$155		$164		$210
Interest cost	293		366		390
Amortization of prior service benefit	—		—		(390)
Amortization of net actuarial loss	4		175		231

Net periodic post-retirement benefit cost	$452		$705		$441

Weighted Average Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Weighted average discount rate	5.50%		6.00%		6.25%
Health care cost trend rate	9.00	%(a)	9.00	%(a)	10.00	%(a)

  (a)
  decreasing to ultimate trend of 5.00% in 2010

                The change in the projected post-retirement benefit obligation, the funded status of the plan and the reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2006 (under SFAS 158) and 2005 (under SFAS 87) is as follows:

	2006	2005
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$5,814	$6,022
Service cost	155	164
Interest cost	293	366
Participant contributions	341	303
Actuarial gain	(606)	(437)
Benefits paid	(781)	(604)
Federal subsidy on benefits paid	89	n/a

Benefit obligation, end of year	$5,305	$5,814

Funded status at end of year—under funded	$(5,305)	$(5,814)

	2006	2005
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(882)	$(200)
Non-current liabilities	(4,423)	(4,672)

Total	$(5,305)	(4,872)

Unrecognized net actuarial loss	n/a	$942

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The amounts recognized in accumulated other comprehensive income as of December 31, 2006 and 2005 are as follows:

	2006	2005

Net actuarial loss	$330	n/a
Less: Tax benefit (deferred tax asset)	(132)	n/a

Accumulated other comprehensive income impact	$198	n/a

                We do not anticipate any of the net actuarial loss related to the retiree health and welfare plan to be amortized from accumulated other comprehensive income into net periodic pension cost in 2007.

	2006		2005

Assumptions Used to Determine Benefit Obligation:
Weighted average discount rate	5.50%		5.50%
Health care cost trend rate	9.00	%(a)	9.00	%(a)

  (a)
  decreasing to ultimate trend of 5.00% in 2010

                A one-percentage-point increase or decrease in the assumed health care cost trend rate would not impact the net service and interest cost components of the net periodic post-retirement benefit cost or the post-retirement benefit obligation since future increases in plan costs are paid by participant contributions. Covance expects to contribute $574 to the post-employment retiree health and welfare plan in 2007.

                Expected future gross benefit payments, Federal subsidies and net benefit payments are as follows:

Year ending December 31,	Gross Benefit Payments	Federal Subsidies	Net Benefit Payments
2007	$988	$(106)	$882
2008	$1,014	$(120)	$894
2009	$1,055	$(130)	$925
2010	$1,095	$(138)	$957
2011	$1,101	$(146)	$955
2012-2016	$6,076	$(479)	$5,597

                In December 2003, the President of the United States signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Prescription Drug Act"). The Prescription Drug Act introduces a prescription drug benefit beginning in 2006 under Medicare (Medicare Part D) as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Final regulations on determining actuarial equivalency were issued on January 21, 2005. Covance completed its review of the final regulations during the first quarter of 2005 and determined that the benefits provided under its postretirement benefit plan are actuarially equivalent to Medicare Part D. The effect of the Prescription Drug Act was first incorporated into the measurement of plan obligations at November 30, 2005, resulting in a $1.0 million reduction of the accumulated benefit obligation. The Federal subsidy resulted in a $0.1 million reduction to net periodic benefit costs for 2006.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

    Defined Contribution Plans

                U.S. employees are eligible to participate in Covance's 401(k) plan, while employees in international locations are eligible to participate in either defined benefit or defined contribution plans, depending on the plan offered at their location. Aggregate Covance contributions to its various defined contribution plans totaled $17.1 million, $14.6 million and $14.0 million for 2006, 2005 and 2004, respectively.

10.    Stockholders' Equity

    Preferred Stock

                Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 2006, no Covance Series Preferred Stock has been issued or is outstanding.

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

    Treasury Stock

                In February 2003, the Covance Board of Directors authorized the repurchase of 3.0 million shares under Covance's stock repurchase program. In June 2004, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance's stock repurchase program. For the years ended December 31, 2006, 2005, and 2004, Covance repurchased 0.4 million shares, 1.2 million shares, and 3.5 million shares, respectively, under Covance's stock repurchase program. At December 31, 2006 there were 0.3 million shares remaining for purchase under the 2004 authorization. Covance also reacquires shares of its common stock in connection with certain employee benefit plans when employees tender shares either in connection with reload stock options or to satisfy income tax withholdings associated with the vesting of stock awards. The following table sets forth the treasury stock activity during 2006, 2005 and 2004:

	2006		2005		2004
(amounts in thousands)	$	# shares	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$23,975	414.1	$53,210	1,195.5	$119,450	3,490.8
Employee benefit plans	4,057	68.8	4,984	106.5	14,738	389.3

Total	$28,032	482.9	$58,194	1,302.0	$134,188	3,880.1

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

    Stock Compensation Plans

                In June 2002, Covance's Board of Directors adopted the 2002 Employee Stock Option Plan (the "2002 ESOP"). The 2002 ESOP will expire on June 24, 2012. The 2002 ESOP authorizes the Compensation and Organization Committee of the Board of Directors (the "Compensation Committee"), or such committee as is appointed by the Covance Board of Directors, to administer the 2002 ESOP, to grant awards to employees of Covance or entities in which Covance has a controlling or significant interest, except that officers as defined in Rule 16(a)-1(f) of the Securities Exchange Act of 1934, and members of the Board of Directors are not eligible to receive awards. The 2002 ESOP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock and stock appreciation rights. The exercise period for stock options granted under the 2002 ESOP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options granted under the 2002 ESOP is determined by the Compensation Committee at the time of grant and is generally two years from the date of grant. No stock appreciation rights have ever been granted under the 2002 ESOP. The number of shares of Covance common stock initially available for grant under the 2002 ESOP totaled 5.9 million. The Company issues authorized but previously unissued shares when options are exercised. At December 31, 2006, there were approximately 3.1 million shares remaining available for grants or awards under the 2002 ESOP.

                In May 2002, Covance's shareholders approved the 2002 Employee Equity Participation Plan (the "2002 EEPP") in replacement of the 2000 Employee Equity Participation Plan (the "2000 EEPP"). The 2002 EEPP became effective on May 7, 2002 and will expire on May 6, 2012. The 2002 EEPP authorizes the Compensation Committee, or such committee as is appointed by the Covance Board of Directors, to administer the 2002 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant interest. The 2002 EEPP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. The exercise period for stock options granted under the 2002 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2002 EEPP is determined by the Compensation Committee at the time of grant. Generally, options vest over a three year period for senior executives and over a two year period for all other optionees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2002 EEPP totaled approximately 3.25 million plus approximately 0.9 million shares remaining available under the 2000 EEPP at the time the 2002 EEPP was approved. Effective upon approval of the 2002 EEPP, no further grants or awards were permitted under the 2000 EEPP. All grants and awards under the 2000 EEPP remaining outstanding are now administered and paid in accordance with the provisions of the 2000 EEPP out of shares issuable under the 2002 EEPP. The Company issues authorized but previously unissued shares when options are exercised or stock awards vest. At December 31, 2006 there were approximately 3.7 million shares remaining available for grants or awards under the 2002 EEPP.

                Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. SFAS 123R revises SFAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a prospective basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods are not restated.

                As a result of the adoption of SFAS 123R, both income from operations and income before taxes for the year ended December 31, 2006 include incremental stock-based compensation expense of $15.5 million. For the year ended December 31, 2006, the after tax impact of this incremental stock-based compensation expense on net income, basic and diluted earnings per share was $10.6 million, $0.17 and $0.16, respectively. Results of operations for the year ended December 31, 2006 include $21.5 million ($14.5 million net of tax benefit of $7.0 million) of total stock-based compensation expense, $7.0 million of which has been included in cost of revenue and $14.5 million of which has been included in selling, general and administrative expenses.

                Prior to January 1, 2006, Covance followed the disclosure-only provisions of SFAS 123 and, accordingly, accounted for awards under its share based compensation plans pursuant to the recognition and measurement principles of APB 25 and related Interpretations, as permitted by SFAS 123. Under APB 25, compensation expense was recognized in the financial statements for the fair value of stock awards. However, no compensation expense was recorded in the financial statements for stock option grants, as all options have been granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation expense was recorded in the financial statements for shares purchased by employees under the Company's Employee Stock Purchase Program as that plan was considered to be non-compensatory under APB 25. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 had Covance applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation plans.

	2005	2004
Net income, as reported	$119,619	$97,947
Add: Stock award-based employee compensation included in reported net income, net of related tax effects	5,219	3,133
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,096)	(14,037)

Pro forma net income	$107,742	$87,043

Earnings per share:
Basic—as reported	$1.91	$1.57
Basic—pro forma	$1.72	$1.39

Diluted—as reported	$1.88	$1.52
Diluted—pro forma	$1.69	$1.35

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

                Options—The grant-date fair value of stock option awards is estimated using an option pricing model. For stock options granted prior to January 1, 2006, the Company used the Black-Scholes-Merton option pricing formula to estimate the grant-date fair value of such awards. For stock options granted on or subsequent to January 1, 2006, the Company is using the Lattice-Binomial option pricing formula to estimate the grant-date fair value of stock option awards. The Company changed to the Lattice-Binomial option pricing formula as it believes such formula may result in a better estimate of fair value than the Black-Scholes-Merton formula. In order to estimate the grant-date fair value, option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock, (c) the risk-free interest rate for the expected term of the option and (d) pre-vesting forfeiture rates. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the historical volatility of the Company's stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from the U.S. Treasury zero-coupon yield curve for issues with a remaining duration equal to the expected term of the option. Pre-vesting forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

                The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Expected stock price volatility	44%	44%	42%
Risk free interest rate(s)	3.9% - 4.5%	3.7%	3.4%
Expected life of options (years)	4.3	5.0	6.0

                The following table sets forth Covance's stock option activity as of and for the year ended December 31, 2006:

	Number of Shares (in thousands)	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Options outstanding, December 31, 2005	3,841.9	$28.58
Granted	391.0	$56.44
Exercised	(1,029.0)	$27.56
Forfeited	(242.3)	$29.81

Options outstanding, December 31, 2006	2,961.6	$32.46	6.6 years	$78.3

Vested & unvested expected to vest, December 31, 2006	2,937.5	$32.30	6.6 years	$78.2
Exercisable at December 31, 2006	2,169.1	$26.54	5.9 years	$70.2

                The weighted-average grant-date fair value per share of options granted during 2006, 2005 and 2004 were $22.00, $18.14 and $14.55, respectively. As of December 31, 2006, the total unrecognized compensation cost related to non-vested stock options granted was $7.0 million and is expected to be recognized over a weighted average period of 1.3 years.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

                The following table sets forth the aggregate intrinsic value of options exercised and the aggregate grant-date fair value of shares which vested during 2006, 2005 and 2004:

(in millions)	2006	2005	2004
Aggregate intrinsic value of options exercised	$32.7	$33.9	$48.8
Aggregate grant-date fair value of shares vested	$13.7	$19.3	$14.6

                Cash proceeds from stock options exercised during the years ended December 31, 2006, 2005 and 2004 totaled $28.4 million, $28.8 million and $57.9 million, respectively. Prior to the adoption of SFAS 123R, the Company presented the tax benefit of deductions resulting from the exercise of stock options as an operating cash flow in the Statements of Cash Flows in accordance with SFAS 123 and APB 25. For the years ended December 31, 2005 and 2004, the tax benefit realized and included in operating cash flows totaled $11.7 million and $16.2 million, respectively. SFAS 123R requires that the cash flows resulting from tax benefits realized on tax deductions "in excess of" the compensation expense recognized (either in the financial statements or the pro forma footnote disclosures) for stock options exercised in the period be classified as a financing cash flow. The "excess tax benefit" classified as a financing cash inflow during the year ended December 31, 2006 was $7.4 million and would have been classified as an operating cash inflow under SFAS 123. The actual tax benefit realized on stock options exercised during the year ended December 31, 2006 was $12.8 million. The difference between the actual tax benefit received and the "excess tax benefit" computed in accordance with SFAS 123R of $5.4 million continues to be classified as an operating cash inflow.

                Restricted Stock Awards—Restricted stock awards are granted subject to certain restrictions, including in some cases service conditions (restricted stock) and in other cases service and performance conditions (performance-based shares). The grant-date fair value of restricted stock and performance-based share awards, which has been determined based upon the market value of Covance's shares on the grant date, is expensed over the vesting period.

                The following table sets forth Covance's performance-based shares and restricted stock activity as of and for the year ended December 31, 2006:

	Performance-based Shares		Restricted Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	175.2	$34.12	30.0	$44.99
Granted	157.9	$49.27	201.0	$57.10
Vested	(124.1)	$31.53	(0.9)	$56.18
Forfeited	(21.9)	$34.20	(20.9)	$54.62

Nonvested at December 31, 2006	187.1	$48.61	209.2	$55.61

                The blended weighted average grant-date fair value of performance-based shares and restricted stock awards granted during the year ended December 31, 2006, 2005 and 2004 was $53.65, $36.39 and $31.38, respectively. As of December 31, 2006, the total unrecognized compensation cost related to non-vested performance-based shares and restricted stock awards was $20.0 million. This cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of performance-based shares which vested during 2006, 2005 and 2004 was $7.3 million, $6.8 million and $8.0 million, respectively. The total fair value of

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

restricted stock awards which vested during 2006 and 2005 was $0.1 million and $1.3 million, respectively, with no restricted stock awards vesting in 2004.

                Employee Stock Purchase Plan—Covance also has an employee stock purchase plan (the "ESPP") pursuant to which Covance may make available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP, administered by the Compensation Committee, is intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions. A maximum of 3.0 million shares may be purchased by Covance employees under the ESPP. During 2006, 2005 and 2004, a total of 92,927 shares, 102,501 shares and 116,701 shares of common stock, respectively, were issued under the ESPP. At December 31, 2006, there were approximately 0.9 million shares remaining for purchase under the ESPP.

11.    Commitments and Contingencies

                Covance is obligated under non-cancelable operating leases, primarily for its offices and laboratory facilities. These leases generally contain customary scheduled rent increases or escalation clauses and renewal options. Covance is also obligated under outsourcing agreements related to certain aspects of its information technology and human resources support functions and purchase commitments related to the completion of ongoing facility expansions, both of which are reflected under the purchase obligations caption in the table below. Actual amounts paid under these outsourcing agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables. In addition, early termination of these outsourcing agreements by Covance could result in the payment of termination fees which are not reflected in the table below.

	Year ending December 31,
	2007	2008	2009	2010	2011	2012+
Operating Leases	$25,612	$22,722	$21,029	$18,039	$14,497	$64,276
Purchase Obligations	37,816	20,364	19,475	18,821	4,984	5,140

Total	$63,428	$43,086	$40,504	$36,860	$19,481	$69,416

                Operating lease rental expense aggregated $27.0 million, $24.8 million and $28.0 million for 2006, 2005 and 2004, respectively.

12.    Segment Information

                Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's preclinical and clinical pharmacology service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance's central laboratory, clinical development, cardiac safety services, periapproval and market access services, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug's commercial potential. The accounting policies of the reportable segments are the same as those described in Note 2.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

12.    Segment Information (Continued)

	Early Development		Late-Stage Development	Other Reconciling Items		Total
Total revenues from external customers:
2006	$632,786		$707,417	$65,855	(a)	$1,406,058
2005	$562,167		$630,783	$57,504	(a)	$1,250,454
2004	$478,744		$541,685	$35,968	(a)	$1,056,397
Depreciation and amortization:
2006	$32,085		$21,089	$4,214	(b)	$57,388
2005	$26,165		$17,988	$3,668	(b)	$47,821
2004	$24,138		$18,034	$4,182	(b)	$46,354
Operating income:
2006	$153,551		$123,652	$(83,966	)(c)	$193,237
2005	$140,087		$104,667	$(69,647	)(c)	$175,107
2004	$111,570		$84,855	$(55,951	)(c)	$140,474
Segment assets:
2006	$742,374		$416,792	$138,512	(d)	$1,297,678
2005	$550,516		$354,124	$151,963	(d)	$1,056,603
2004	$471,192		$374,900	$78,593	(d)	$924,685
Investment in equity method investees:
2006	$22,997	(e)	$—	$472	(f)	$23,469
2005	$21,745	(e)	$—	$455	(f)	$22,200
2004	$21,112	(e)	$—	$992	(f)	$22,104
Capital expenditures:
2006	$111,551		$16,956	$8,293	(g)	$136,800
2005	$114,624		$33,141	$5,373	(g)	$153,138
2004	$54,844		$13,758	$4,285	(g)	$72,887

  (a)
  Represents revenues associated with reimbursable out-of-pocket expenses.

  (b)
  Represents depreciation and amortization on corporate fixed assets.

  (c)
  Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal). 2006 includes incremental stock based compensation expense under SFAS 123R.

  (d)
  Represents corporate assets.

  (e)
  Represents equity investment in Noveprim Limited.

  (f)
  Represents equity investment in Bio-Imaging Technologies, Inc.

  (g)
  Represents corporate capital expenditures.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, unless otherwise indicated)

12.    Segment Information (Continued)

    Enterprise-Wide Disclosures

                Net revenues from external customers for each significant service area for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Preclinical Laboratory Services	Central (Clinical) Laboratory Services	Clinical Development Services	All Other Services	Total
2006	$496,575	$358,351	$197,533	$287,744	$1,340,203
2005	$445,502	$305,065	$177,862	$264,521	$1,192,950
2004	$388,080	$235,003	$175,606	$221,740	$1,020,429

                Net revenues from external customers and long-lived assets for each significant geographic location for the years ended December 31, 2006, 2005 and 2004 are as follows:

	United States	United Kingdom	Switzerland	Other	Total
Net revenues from external customers(1)
2006	$850,554	$180,236	$147,321	$162,092	$1,340,203
2005	$758,220	$166,062	$132,964	$135,704	$1,192,950
2004	$671,883	$156,946	$92,754	$98,846	$1,020,429
Long-lived assets(2)
2006	$323,672	$119,782	$28,659	$27,944	$500,057
2005	$265,944	$102,262	$27,509	$14,950	$410,665
2004	$190,373	$81,505	$31,864	$16,005	$319,747

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

                (b)    Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. See Management's Report on Consolidated Financial Statements and Internal Control, which is included herein. Ernst & Young LLP, an independent registered public accounting firm, issued an attestation report on management's assessment of internal control, which is included herein.

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

                (d)    Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

                None

PART III

Item 10. Directors and Executive Officers of the Registrant

                The information required by this item for executive officers is set forth under the heading "Executive Officers" in Part I, Item 1 of this report.

Directors

                Kathleen G. Bang, 57, was the President and Chief Executive Officer of Northwestern Memorial Foundation, a not-for-profit affiliate of Northwestern Memorial HealthCare ("Northwestern"), an academic medical center, from February 2002 until her retirement in 2004. Prior to February 2002, Ms. Bang was the Executive Vice President and Chief Operating Officer of Northwestern. Ms. Bang joined Northwestern in 1986 and was Executive Vice President and Chief Operating Officer since 1988. Ms. Bang also was Chair of the Governing Council for Metropolitan Hospitals of the American Hospital Association from January 1996 to December 1998, and Board member of the Illinois Hospital Association from 1995 through 2003 and served as Chair in 2002. Ms. Bang has been a member of the Covance Board since 1998.

                Robert Barchi, M.D., Ph.D., 60, has been President of Thomas Jefferson University since September 2004. Prior to that, Dr. Barchi was Provost of the University of Pennsylvania since 1999. Previously, he served as Chair of the University's Department of Neurology and as founding Chair of the University's Department of Neuroscience. Dr. Barchi was also Director of the Mahoney Institute of Neurological Sciences for more than 12 years and was the Director of the Dana Fellowship Program in Neuroscience and Director of the Clinical Neuroscience Track. He was the founder and President of Penn Neurocare, a regional specialty network. Dr. Barchi has been a member of the Covance Board since October 2003.

                Robert M. Baylis, 68, was a Vice Chairman of CS First Boston Corporation ("First Boston"), a financial services company, from March 1992 to March 1994, and from August 1995 until his retirement in January 1996. Prior to his retirement, Mr. Baylis was with First Boston for over 33 years. He was Chairman and Chief Executive Officer of CS First Boston Pacific Inc./Hong Kong from March 1994 to August 1995. Prior to March 1992, Mr. Baylis held a variety of positions with First Boston, including Managing Director-Investment Banking Group and Managing Director-Equity Securities Department. He is also Chairman of the Board of Gildan Activewear, Inc. (garments), and a Director of Host Marriott Corporation (hotels), New York Life Insurance Company (insurance), and PartnerRe Ltd. (reinsurance). Mr. Baylis has been a member of the Covance Board since 1996.

                Sandra L. Helton, 57, was Executive Vice President and Chief Financial Officer of Telephone & Data Systems, Inc., a telecommunications service company, ("TDS") from October 2000 through December 2006. She joined TDS as Executive Vice President—Finance and Chief Financial Officer in August 1998. Prior to joining TDS, Ms. Helton was the Vice President and Corporate Controller of Compaq Computer Corporation between 1997 and 1998. Prior to that time, Ms. Helton was employed by Corning Incorporated ("Corning"). At Corning, Ms. Helton was Senior Vice President and Treasurer between 1994 and 1997 and was Vice President and Treasurer between 1991 and 1994. Ms. Helton is also the Director of The Principal Financial Group, a global financial institution. Ms. Helton has been a member of the Covance Board since September 2003.

                Joseph L. Herring, 51, has been Covance's Chairman since January 1, 2006 and Chief Executive Officer since January 1, 2005. Mr. Herring was President and Chief Operating Officer from November 2001 to December 31, 2004 and was Covance's Corporate Senior Vice President and President—Early Development Services from September 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring was Vice President of Caremark International, a provider of home care and physician practice management services, and he also served as a Vice President of Baxter International where he was employed for 14 years.

                Irwin Lerner, 76, has been Interim President and Chief Executive Officer of Medarex, Inc., a biotechnology company, since November 2006, was the Chairman of the Board of Directors and Executive Committee of Hoffmann-La Roche Inc. ("Roche") (a pharmaceutical company) from January to September 1993 and was the President and Chief Executive Officer of Roche from April 1980 to January 1993. Mr. Lerner also was the Chief Executive Officer of Reliant Pharmaceuticals, LLC (a private pharmaceutical company) from July to December 2001. He also is Chairman and a Director of Medarex, Inc. and a Director of Panacos Pharmaceuticals Inc. (anti-infectives) and Nektar Therapeutics (drug delivery technology). Mr. Lerner has been a member of the Covance Board since 1996.

                J. Randall MacDonald, 58, has been Senior Vice President-Human Resources for International Business Machines Corporation, an information technology company, since July 2000. From June 1997 to June 2000, Mr. MacDonald was the Executive Vice President-Human Resources and Administration for the GTE Corporation ("GTE"), a telecommunications company. Prior to June 1997, Mr. MacDonald held various senior positions with GTE including Senior Vice President-Human Resources and Administration (from April 1995), Vice President-Employee Relations and Organizational Development (from 1988) and Vice President of Organizational Development (from 1986). Mr. MacDonald has been a member of the Covance Board since 1996.

                William C. Ughetta, 74, is an attorney and former Senior Vice President and General Counsel of Corning. Mr. Ughetta joined Corning in 1968 as Assistant Secretary and Assistant Counsel. He was elected Secretary of Corning in 1971, and a Senior Vice President in 1983. He is also a Director of Global Lift Technologies Inc. (a former manufacturer of wire rope) and The Lake Placid Institute. Mr. Ughetta has been a member of the Covance Board since 1996.

                Information under the headings "Proposal 1—Election of Directors", "The Board of Directors and its Committees", "Committees of the Board", "Board Nomination Process" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with the 2007 Annual Meeting of Shareholders to be held May 3, 2007, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2006, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

                The Company has adopted a Code of Ethics for Finance Professionals in compliance with applicable rules of the Securities and Exchange Commission ("SEC") that applies to its principal executive officer, its principal financial officer, and its principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics for Finance Professionals is available on the Company's web site at www.covance.com, free of charge, under the caption, "Investor Relations—Corporate Governance." The Company intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics for Finance Professionals by posting such information on the Company's web site at the address and location specified above.

Item 11. Executive Compensation

                Information on Director and executive compensation is incorporated by reference to the headings "Directors' Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement in connection with its 2007 Annual Meeting of Shareholders to be held on May 3, 2007, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2006, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership by Certain Beneficial Owners and Management of Covance

                Information on security ownership by certain beneficial owners and management of Covance is incorporated by reference to the headings "Stock Ownership of Directors, Executive Officers and Certain Shareholders" in the Company's definitive Proxy Statement in connection with its 2007 Annual Meeting of Shareholders to be held on May 3, 2007, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2006 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                Covance maintains the Covance Inc. 2002 Employee Equity Participation Plan, the Covance Inc. 2002 Employee Stock Option Plan, the Employee Stock Purchase Plan, the Stock Option Plan for Non-Employee Directors, the Deferred Stock Unit Plan for Non-Employee Directors and the Restricted Unit Plan for Non-Employee Members of the Board of Directors, pursuant to which it may grant equity awards to eligible persons.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,361,218	$26.84	3,776,415

Equity compensation plans not approved by security holders	1,600,398	$37.24	3,926,898	[1]

TOTAL	2,961,616	$32.46	7,703,313	[1]

  1
  Includes: 871,324 securities available for issuance under Covance's Employee Stock Purchase Plan pursuant to which Covance makes available for sale to its employees shares of Common Stock at a price equal to 85% of the lower of fair market value on the first or last day of each calendar quarter.

Item 13. Certain Relationships and Related Transactions

                Incorporated by reference to the heading "The Board of Directors and its Committees" in the Company's definitive Proxy Statement in connection with its 2007 Annual Meeting of Shareholders to be held on May 3, 2007, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2006, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

                Incorporated by reference to the heading "Principal Accountant Fees and Services" in the Company's definitive Proxy Statement in connection with its 2007 Annual Meeting of Shareholders to be held on May 3, 2007, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2006, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1.	Financial Statements. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 33.
2.	Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.	Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (b) below and in the accompanying Exhibit Index.

(b) Item 601 Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.
4.2	Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.
10.3	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.4	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.5	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.6	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.7	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.8	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.10	2000 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10.11	Letter Agreement between Covance Inc. and Joseph Herring dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.12	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit Number	Description

10.13	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.14	Letter Agreement between Covance Inc. and Donald Kraft dated June 25, 2002. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.15	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.16	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.17	Letter Agreement between Covance Inc. and James Lovett dated March 3, 2003. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.18	Covance Inc. Variable Compensation Plan effective January 1, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.19	Letter Agreement between Covance Inc. and Wendel Barr dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.20	Letter Agreement between Covance Laboratories Limited and Anthony Cork dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.21	Credit Agreement among Covance Inc., PNC Bank, National Association, as agent, and the banks named therein dated as of June 30, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.22	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.23	Form of Executive Officer Restricted Stock Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.24	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.25	Agreement between Covance Inc. and Richard Cimino dated December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.26	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.27	Restricted Share Agreement between Covance Inc. and Christopher A. Kuebler, dated as of December 31, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.28	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.29	Agreement between Covance Inc. and Deborah Tanner dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 23, 2006.
10.30	Form of Restricted Share Agreement between Covance Inc. and each of Wendel Barr and Richard F. Cimino dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 28, 2006.
10.31	Agreement and Plan of Merger dated April 20, 2006 between Covance Clinical Research Unit Inc., TYD Inc., Radiant Research Inc., and James Stevenson and Christopher Grant, Jr. Incorporated by reference to Covance's Form 8-K dated April 26, 2006.

Exhibit Number	Description

10.32	Amendment No.1 to the Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 16, 2006.
10.33	Amendment No.1 to the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated December 12, 2006.
10.34	Restricted Share Agreement between Covance Inc. and Joseph Herring dated February 22, 2007. Incorporated by reference to Covance's Form 8-K dated February 28, 2007.
21	Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

(c) Financial Statement Schedules.

                None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Covance has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: March 1, 2007	By:	/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Covance and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring Joseph L. Herring	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ William E. Klitgaard William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ Michael Giannetto Michael Giannetto	Corporate Vice President and Controller (Principal Accounting Officer)	March 1, 2007

/s/ Kathleen G. Bang Kathleen G. Bang	Director	March 1, 2007

/s/ Robert Barchi Robert Barchi	Director	March 1, 2007

/s/ Robert M. Baylis Robert M. Baylis	Director	March 1, 2007

/s/ Sandra L. Helton Sandra L. Helton	Director	March 1, 2007

/s/ Irwin Lerner Irwin Lerner	Director	March 1, 2007

/s/ J. Randall MacDonald J. Randall MacDonald	Director	March 1, 2007

/s/ William C. Ughetta William C. Ughetta	Director	March 1, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.

3.2	By-Laws. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.

4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.

4.2	Rights Agreement between Covance Inc. and Harris Trust and Savings Bank, dated December 31, 1996. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.

10.3	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.4	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.5	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.6	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.7	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.

10.8	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.9	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.10	2000 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.11	Letter Agreement between Covance Inc. and Joseph Herring dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.

10.14	Letter Agreement between Covance Inc. and Donald Kraft dated June 25, 2002. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.15	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.16	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.17	Letter Agreement between Covance Inc. and James Lovett dated March 3, 2003. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.18	Covance Inc. Variable Compensation Plan effective January 1, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit Number	Description
10.19	Letter Agreement between Covance Inc. and Wendel Barr dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.20
Letter Agreement between Covance Laboratories Limited and Anthony Cork dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.21	Credit Agreement among Covance Inc., PNC Bank, National Association, as agent, and the banks named therein dated as of June 30, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.22	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.23	Form of Executive Officer Restricted Stock Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.24	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.25	Agreement between Covance Inc. and Richard Cimino dated December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.

10.26	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.

10.27	Restricted Share Agreement between Covance Inc. and Christopher A. Kuebler, dated as of December 31, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.28	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.29	Agreement between Covance Inc. and Deborah Tanner dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 23, 2006.

10.30	Form of Restricted Share Agreement between Covance Inc. and each of Wendel Barr and Richard F. Cimino dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 28, 2006.

10.31	Agreement and Plan of Merger dated April 20, 2006 between Covance Clinical Research Unit Inc., TYD Inc., Radiant Research Inc., and James Stevenson and Christopher Grant, Jr. Incorporated by reference to Covance's Form 8-K dated April 26, 2006.

10.32	Amendment No.1 to the Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 16, 2006.

10.33	Amendment No.1 to the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated December 12, 2006.

10.34	Restricted Share Agreement between Covance Inc. and Joseph Herring dated February 22, 2007. Incorporated by reference to Covance's Form 8-K dated February 28, 2007.

21	Subsidiaries. Filed herewith.

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 5a. Performance Graph
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
EXHIBIT INDEX