Form 10-Q
period 2007-03-31
COVANCE INC
filed 2007-05-08
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

YES ☒      NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☒                 Accelerated Filer ☐                             Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐        NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 20, 2007, the Registrant had 63,553,996 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended March 31, 2007

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
(Dollars in thousands)	2007	2006
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$181,548	$219,810
Accounts receivable	205,625	205,473
Unbilled services	102,247	89,139
Inventory	48,286	49,628
Deferred income taxes	3,795	4,320
Prepaid expenses and other current assets	85,109	71,196
Total Current Assets	626,610	639,566
Property and equipment, net	516,638	500,057
Goodwill, net	119,725	119,725
Other assets	40,956	38,330
Total Assets	$1,303,929	$1,297,678

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$29,437	$35,479
Accrued payroll and benefits	62,951	76,657
Accrued expenses and other current liabilities	44,532	50,855
Unearned revenue	125,650	109,559
Income taxes payable	22,791	17,154
Total Current Liabilities	285,361	289,704
Deferred income taxes	30,738	31,052
Other liabilities	57,764	53,627
Total Liabilities	373,863	374,383

Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock - Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 73,792,570 and 73,427,001 shares issued and outstanding, including those held in treasury, at March 31, 2007 and December 31, 2006, respectively	738	734
Paid-in capital	442,306	426,806
Retained earnings	796,071	757,809
Accumulated other comprehensive income	12,928	11,781
Treasury stock at cost (10,293,510 and 9,485,549 shares at March 31, 2007 and December 31, 2006, respectively)	(321,977)	(273,835)
Total Stockholders’ Equity	930,066	923,295
Total Liabilities and Stockholders’ Equity	$1,303,929	$1,297,678

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2007	2006

Net revenues	$358,319	$320,509
Reimbursable out-of-pockets	18,620	13,129
Total revenues	376,939	333,638

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	234,379	213,660
Reimbursed out-of-pocket expenses	18,620	13,129
Selling, general and administrative (excluding depreciation and amortization)	55,791	48,286
Depreciation and amortization	16,111	12,719
Total costs and expenses	324,901	287,794
Income from operations	52,038	45,844
Other (income) expense, net:
Interest income	(2,597)	(1,905)
Interest expense	117	92
Foreign exchange transaction loss, net	149	262
Other income, net	(2,331)	(1,551)
Income before taxes and equity investee earnings	54,369	47,395
Taxes on income	16,041	14,256
Equity investee earnings	566	250
Net income	$38,894	$33,389

Basic earnings per share	$0.61	$0.53
Weighted average shares outstanding - basic	63,845,710	63,172,374

Diluted earnings per share	$0.60	$0.52
Weighted average shares outstanding - diluted	64,895,239	64,446,222

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Net income	$38,894	$33,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,111	12,719
Non-cash compensation expense associated with employee benefit and stock compensation plans	8,256	6,697
Deferred income tax provision (benefit)	(1,037)	(1,203)
Other	(326)	(195)
Changes in operating assets and liabilities:
Accounts receivable	(152)	12,362
Unbilled services	(13,108)	(7,910)
Inventory	1,342	(227)
Accounts payable	(6,042)	(2,296)
Accrued liabilities	(15,875)	(12,241)
Unearned revenue	16,091	(6,332)
Income taxes payable	8,618	5,260
Other assets and liabilities, net	(17,866)	(7,462)
Net cash provided by operating activities	34,906	32,561

Cash flows from investing activities:
Capital expenditures	(31,800)	(19,158)
Other, net	—	22
Net cash used in investing activities	(31,800)	(19,136)

Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	6,438	17,560
Purchase of treasury stock	(48,142)	(563)
Net cash (used in) provided by financing activities	(41,704)	16,997

Effect of exchange rate changes on cash	336	(42)
Net change in cash and cash equivalents	(38,262)	30,380
Cash and cash equivalents, beginning of period	219,810	160,717
Cash and cash equivalents, end of period	$181,548	$191,097

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2006, 2005 and 2004 included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Use of Estimates

These unaudited consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Inventory

Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $36.8 million and $37.7 million at March 31, 2007 and December 31, 2006, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its best estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent annual test for impairment performed for 2006 did not identify any instances of impairment and there were no events through March 31, 2007 that warranted a reconsideration of our impairment test results.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2007 and 2006

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

Covance maintains a reserve for uncertain tax positions. Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  This authoritative interpretation clarified and standardized the manner by which companies are required to account for uncertain income tax positions. Under the guidance of FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.

On January 1, 2007, the Company recognized a $0.6 million increase in its liability for uncertain income tax positions, which was accounted for as a reduction to retained earnings, for the cumulative effect change of adopting FIN 48. The reserve for uncertain income tax positions at January 1, 2007, as calculated under the measurement provisions of FIN 48, was $9.1 million. Components of the reserve are classified as either a current or long-term liability in the consolidated balance sheet based on when the Company expects each of the items to be settled. Accordingly, the Company recorded a current liability of

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

$3.5 million in accrued expenses and other current liabilities and a long-term liability of $5.6 million in other liabilities on its balance sheet at January 1, 2007, including accrued interest of approximately $1.3 million. Consistent with historical practice, Covance records interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense.

Any changes in the $9.1 million liability for uncertain tax positions would impact the effective tax rate of Covance. Over the next twelve months, it is reasonably possible that the uncertainty surrounding a portion of the reserve for uncertain income tax positions, related to certain foreign tax withholding and income taxes, dividend income, transfer pricing and state tax issues, will be resolved as a result of the expiration of the statute of limitations or the conclusion of various state and foreign tax audits. If such resolutions are favorable, Covance would reduce the carrying value of its reserve for these items by up to $2.0 million.  The following tax years remain open to investigation as of January 1, 2007 for the Company’s major tax jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2002-2006
United Kingdom	2004-2006
Switzerland	2002-2006
Germany	2006

As of March 31, 2007, the balance of the reserve for uncertain income tax positions is $8.9 million, of which $3.2 million is recorded as a current liability in accrued expenses and other current liabilities, and $5.7 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet, including accrued interest of approximately $1.5 million.  The $0.2 million net decrease in the reserve from January 1, 2007 to March 31, 2007 is due to a $0.4 million reduction resulting from the settlement of foreign and state audits, offset by a $0.2 million increase in accrued interest.

The Company also maintains a tax reserve related to exposures for non-income tax matters such as value-added tax and state sales and use taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at March 31, 2007 is approximately $1.1 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

While Covance believes that it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause Covance to either materially increase or reduce the carrying amount of its tax reserve.

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the one-time opportunity provided under the American Jobs Creation Act, pursuant to which Covance repatriated $103 million in accumulated foreign earnings in the fourth quarter of 2005, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of March 31, 2007.

Comprehensive Income

Covance’s total comprehensive income, which represents net income plus the change in the cumulative translation adjustment equity account for the periods presented, was $40.0 million and $33.3 million for the three months ended March 31, 2007 and 2006, respectively.

Reimbursable Out-of-Pocket Expenses

As discussed in Note 2 “Prepaid Expenses and Other Current Assets”, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit.  In

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

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

Stock-Based Compensation

The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 7 herein and Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (“SFAS 123R”) using the modified prospective transition method.  SFAS 123R revised Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and amended Statement of Financial Accounting Standards No. 95, Statement of Cash Flows.  Under the modified prospective transition method, compensation expense is recognized in the financial statements on a prospective basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.  See Note 7.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.  The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued; computed under the treasury stock method in accordance with the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

In computing diluted EPS for the three months ended March 31, 2007 and 2006, the denominator was increased by 1,049,529 shares and 1,273,848 shares, respectively, representing the dilutive effect of stock options outstanding at March 31, 2007 and 2006, with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2007 were options to purchase 133,647 shares of common stock at prices ranging from $61.26 to $66.86 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2006 were options to purchase 130,864 shares of common stock at prices ranging from $56.18 to $59.52 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest in each of the three month periods ended March 31, 2007 and 2006 was $0.1 million.  Cash paid for income taxes for the three months ended March 31, 2007 and 2006 totaled $8.2 million and $5.5 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the three months ended March 31, 2007 and 2006 reflects as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options as measured under SFAS 123R of $0.9 million and $4.2 million, respectively (a corresponding cash inflow of $0.9 million and $4.2 million, respectively, has been reflected in financing cash flows).

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). As of December 31, 2006, Covance has adopted the recognition and disclosure provisions of SFAS 158, which require an employer to recognize the over funded or under funded status of its defined benefit postretirement plans – measured as the difference between the fair value of plan assets and the projected benefit obligation - as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan in the year in which such changes occur through other comprehensive income. SFAS 158 also requires, effective for fiscal years ending after December 15, 2008, that the measurement of the over funded or under funded status of a plan be made as of the employer’s fiscal year end and not as of an earlier measurement date.  Covance will be required to conform the measurement dates of its plans to December 31st for its fiscal year ending December 31, 2008. Covance does not expect this change in measurement dates to have a material impact on its consolidated results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157, which applies whenever other standards require (or permit) fair value measurement, defines fair value and provides guidance for using fair value to measure assets and liabilities.  SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used in those measurements and the effect of fair value measurements on earnings. Covance will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. Covance is currently in the process of evaluating SFAS 157, and has not yet determined the impact, if any, SFAS 157 will have on its consolidated results of operations or financial position.

3.  Treasury Stock

In February 2007, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance’s stock repurchase program. At March 31, 2007, there are approximately 2.5 million shares remaining for purchase under the 2007 authorization.  Covance also reacquires shares of its common stock in connection with certain employee benefit plans when employees tender shares either in connection with reload stock options or to satisfy income tax withholdings associated with the vesting of stock awards.  The following table sets forth the treasury stock activity during the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31
	2007		2006
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$46,436	780.8	$—	—
Employee benefit plans	1,706	27.2	563	9.8
Total	$48,142	808.0	$563	9.8

4.  Equity Method Investees

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), an existing supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment.  This investment is reflected in other assets on the consolidated balance sheet. During the three month periods ended March 31, 2007 and 2006, Covance recognized $0.4 million and $0.3 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at March 31, 2007 and 2006. The carrying value of Covance’s investment in Noveprim at both March 31, 2007 and December 31, 2006 was $23.0 million.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

Covance has a minority equity position (approximately 21% at March 31, 2007) in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the three month periods ended March 31, 2007 and 2006, Covance recognized income of $0.1 million and a loss of $0.1 million, respectively, representing its pro rata share of BITI’s earnings/(losses).  The carrying value of Covance’s investment in BITI as of March 31, 2007 and December 31, 2006 was $0.6 million and $0.5 million, respectively, while the fair market value was $14.7 million and $19.0 million, respectively.

5.  Acquisitions

In May 2006, Covance acquired the stock of Radiant Research Inc. (“Radiant”) in a merger transaction for cash payments aggregating approximately $66.6 million (including direct acquisition costs of $0.5 million). The Radiant acquisition included eight early development clinical sites performing Phase I/IIa clinical trial services.  Results of operations for Radiant, which are part of Covance’s Early Development segment service offering, and the fair value of Radiant’s assets and liabilities acquired, are included in Covance’s consolidated financial statements beginning in June 2006.

In May 2006, Covance also acquired certain assets and liabilities of Signet Laboratories, Inc. (“Signet”) for cash payments totaling $9.1 million (including direct acquisition costs of $0.2 million).  Signet specializes in the development of monoclonal antibodies and diagnostic assays for cancer, infectious diseases and neurodegenerative diseases.  Results of operations for Signet, which are part of Covance’s Early Development segment service offering, and the fair value of Signet’s assets and liabilities acquired, are included in Covance’s consolidated financial statements beginning in June 2006.

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

6.  Defined Benefit Plans

Covance sponsors various pension and other post-retirement benefit plans. As required by SFAS 158, Covance recognizes the over funded or under funded status of its defined benefit postretirement plans – measured as the difference between the fair value of plan assets and the projected benefit obligation – as an asset or liability, respectively, in its balance sheet and recognizes changes in the funded status of the plan through other comprehensive income (in the year such changes occur).

Defined Benefit Pension Plans

Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies.  Benefit amounts for all three plans are based upon years of service and compensation.  The German plan is unfunded, while the United Kingdom plans are funded.  Covance’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements.  Pension plan assets are

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

administered by the plans’ trustees and are principally invested in equity and debt securities.  The components of net periodic pension expense for these plans for the three month periods ended March 31, 2007 and 2006 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended March 31		Three Months Ended March 31
	2007	2006	2007	2006
Components of Net Periodic Pension Cost:
Service cost	$1,464	$1,389	$123	$96
Interest cost	1,841	1,484	90	71
Expected return on plan assets	(2,116)	(1,687)	—	—
Amortization of net actuarial loss	350	439	17	12
Participant contributions	(550)	(535)	—	—
Net periodic pension cost	$989	$1,090	$230	$179

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.25%	5.00%	4.65%	4.65%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.00%	4.00%	2.50%	2.50%

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance.  Benefit amounts are based upon years of service and compensation of the participating employees.  The components of net periodic pension cost for the three month periods ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31
	2007	2006
Components of Net Periodic Pension Cost:
Service cost	$271	$231
Interest cost	193	164
Amortization of prior service cost	19	19
Amortization of net actuarial loss	11	8
Net periodic pension cost	$494	$422

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	5.50%
Salary increases	4.00%	4.00%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.  The components of net periodic post-retirement benefits cost for the three month periods ended March 31, 2007 and 2006 are as follows:

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

	Three Months Ended March 31
	2007		2006
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$41		$44
Interest cost	70		78
Amortization of net actuarial loss	—		13
Net periodic post-retirement benefit cost	$111		$135

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	5.50%		5.50%
Health care cost trend rate	9.00	%(a)	9.00	%(a)

(a) decreasing to ultimate trend of 5.00% in 2011

7.   Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.  These plans include the 2002 Employee Stock Option Plan (the “2002 ESOP”) pursuant to which eligible employees can receive options to purchase common stock or stock appreciation rights, and the 2002 Employee Equity Participation Plan (the “2002 EEPP”) pursuant to which eligible employees can receive options to purchase common stock, stock appreciation rights, or restricted stock awards either singly or in combination.  No stock appreciation rights have been granted under either the 2002 ESOP or the 2002 EEPP.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.  The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31
	2007	2006
Expected stock price volatility	42%	44%
Risk free interest rate(s)	4.7% - 5.1%	4.6%
Expected life of options (years)	4.3	4.3

Restricted stock awards are granted subject to certain restrictions, including in some cases service conditions and in other cases service and performance conditions.  The grant-date fair value of restricted stock awards expected to vest, which has been determined based upon the market value of Covance’s shares on the grant date, is expensed on a straight-line basis over the vesting period of the related awards.

Covance also has an employee stock purchase plan (“ESPP”) pursuant to which Covance may make available for sale to its employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter.  The ESPP is intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

Results of operations for the three month period ended March 31, 2007 include total stock-based compensation expense of $5.5 million ($3.7 million net of tax benefit of $1.8 million), $2.0 million of which has been included in cost of revenue and $3.5 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended March 31, 2006 include total stock-based compensation expense of $4.3 million ($2.9 million net of tax benefit of $1.4 million), $1.8 million of which has been included in cost of revenue and $2.5 million of which has been included in selling, general and administrative expenses.

8.   Segment Information

Covance has two reportable segments: early development and late-stage development.  Early development services, which includes Covance’s preclinical and clinical pharmacology service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body.  It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug.  Late-stage development services, which includes Covance’s central laboratory, clinical development, cardiac safety services, periapproval and market access services, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug’s commercial potential. The accounting policies of the reportable segments are the same as those described in Note 2.

Segment net revenues, operating income and total assets for the three months ended March 31, 2007 and 2006 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended March 31, 2007
Total revenues from external customers	$179,216	$179,103	$18,620	(a)	$376,939
Operating income	$43,677	$29,212	$(20,851	)(b)	$52,038
Total assets	$795,233	$429,639	$79,057	(c)	$1,303,929

Three months ended March 31, 2006
Total revenues from external customers	$142,439	$178,070	$13,129	(a)	$333,638
Operating income	$35,499	$31,983	$(21,638	)(b)	$45,844
Total assets	$558,945	$381,766	$157,879	(c)	$1,098,590

(a)                                   Represents revenues associated with reimbursable out-of-pocket expenses.

(b)                                   Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal, and stock-based compensation expense).

(c)                                   Represents corporate assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

Bad Debts.  Covance endeavors to assess and monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business.  Covance maintains a provision for doubtful accounts relating to amounts due that may not be collected.  This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant.  Since the recorded bad debt provision is based upon management’s judgment, actual bad debt write-offs may be greater or less than the amount recorded.  Historically, bad debt write-offs have not been material.

Taxes on Income. Since Covance conducts operations on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance’s profits are further impacted by changes in the tax rates of the various jurisdictions in which Covance operates. In addition, Covance maintains a reserve for uncertain income tax positions, changes in which also impact Covance’s effective tax rate in the period in which such changes are made.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  This authoritative interpretation clarified and standardized the manner by which companies are required to account for uncertain income tax positions. Under the guidance of FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. On January 1, 2007, the Company recognized a $0.6 million increase its liability for uncertain income tax positions, which was accounted for as a reduction to retained earnings, for the cumulative effect change of adopting FIN 48. The reserve for uncertain income tax positions at January 1, 2007, as calculated under the measurement provisions of FIN 48, was $9.1 million. Components of the reserve are classified as either a current or long-term liability in the consolidated balance sheet based on when the Company expects each of the items to be settled. Accordingly, the Company recorded a current liability of $3.5 million in accrued expenses and other current liabilities and a long-term liability of $5.6 million in other liabilities on its balance sheet at January 1, 2007, including accrued interest of approximately $1.3 million. Consistent with historical practice, Covance records interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense.

Any changes in the $9.1 million liability for uncertain tax positions would impact the effective tax rate of Covance. Over the next twelve months, it is reasonably possible that the uncertainty surrounding a portion of the reserve for uncertain income tax positions, related to certain foreign tax withholding and income taxes, dividend income, transfer pricing and state tax issues, will be resolved as a result of the expiration of the statute of limitations or the conclusion of various state and foreign tax audits. If such resolutions are favorable, Covance would reduce the carrying value of its reserve for these items by up to $2.0 million.  The following tax years remain open to investigation as of January 1, 2007 for the Company’s major tax jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2002-2006
United Kingdom	2004-2006
Switzerland	2002-2006
Germany	2006

As of March 31, 2007, the balance of the reserve for uncertain income tax positions is $8.9 million, of which $3.2 million is recorded as a current liability in accrued expenses and other current liabilities, and $5.7 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet, including accrued interest of approximately $1.5 million.  The $0.2 million net decrease in the reserve from January 1, 2007 to March 31, 2007 is due to a $0.4 million reduction resulting from the settlement of foreign and state audits, offset by a $0.2 million increase in accrued interest.

The Company also maintains a tax reserve related to exposures for non-income tax matters such as value-added tax and state sales and use taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at March 31, 2007 is approximately $1.1 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

While Covance believes that it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause Covance to either materially increase or reduce the carrying amount of its tax reserve.

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the amounts repatriated in the fourth quarter of 2005 under the American Jobs Creation Act of 2004, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of March 31, 2007.

Stock-Based Compensation.  The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31
	2007	2006
Expected stock price volatility	42%	44%
Risk free interest rate(s)	4.7% - 5.1%	4.6%
Expected life of options (years)	4.3	4.3

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.  Covance assesses fair value based upon its best estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2006 did not identify any instances of impairment and there were no events through March 31, 2007 that warranted a reconsideration of our impairment test results. However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

Defined Benefit Pension Plans. Covance sponsors defined benefit pension plans for the benefit of its employees at three foreign subsidiaries, as well as a non-qualified supplemental executive retirement plan and a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries. The measurement of the related benefit obligation and net periodic benefit cost recorded each year is based upon actuarial computations, which require the use of judgment as to certain assumptions. The more significant of these assumptions are: (a) the appropriate discount rate to use in computing the present value of the benefit obligation; (b) the expected return on plan assets (for funded plans); and (c) the expected future rate of salary increases (for pay-related plans). Actual results (such as the return on plan assets, future rate of salary increases and plan participation rates) will likely differ from the assumptions used. Those differences, along with changes that may be made in the assumptions used from period to period, will impact the amounts reported in the financial statements and footnote disclosures.

Set forth below is a discussion of the impact that (a) differences between assumed results and actual results and (b) assumption changes have had on our results of operations for the years ended December 31, 2006, 2005 and 2004 and on the financial position of the plans as of December 31, 2006 and 2005 for our United Kingdom defined benefit pension plans (the largest of our defined benefit-type pension plans).

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

Foreign Currency Risks

Since Covance operates on a global basis, it is exposed to various foreign currency risks. Two specific risks arise from the nature of the contracts Covance executes with its customers since from time to time contracts are denominated in a currency different than the particular Covance subsidiary’s local currency. These risks are generally applicable only to a portion of the contracts executed by Covance’s subsidiaries providing clinical services. The first risk occurs when revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary’s expenses are incurred. As a result, the subsidiary’s net revenues and resultant earnings can be affected by fluctuations in exchange rates.  Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon Covance’s consolidated financial results.  See “Risk Factors”.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At March 31, 2007, accumulated other comprehensive income on the Consolidated Balance Sheet includes the cumulative translation account balance of $36.3 million.

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

Results of Operations

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006.  Net revenues increased 11.8% to $358.3 million for the three months ended March 31, 2007 from $320.5 million for the corresponding 2006 period.  Excluding the impact of foreign exchange rate variances between both periods net revenues increased 9.0% as compared to the corresponding 2006 period.  Net revenues from Covance’s early development segment grew 25.8%, or 22.3% excluding the impact of foreign exchange rate variances between both periods, driven by broad-based strength across toxicology, chemistry and clinical pharmacology services.  Net revenues from Covance’s late-stage development segment increased 0.6%, but decreased 1.7% excluding the impact of foreign exchange rate variances between both periods.   Softness in: (1) central laboratory services, due to delays in enrollment and longer trial durations; (2) cardiac safety services, due to low orders; and (3) commercialization services, due to fewer new biological market launches; more than offset strong performance in clinical development.

Cost of revenue increased 9.7% to $234.4 million or 65.4% of net revenues for the three months ended March 31, 2007 as compared to $213.7 million or 66.7% of net revenues for the corresponding 2006 period. Gross margins increased by 130 basis points to 34.6% for the three months ended March 31, 2007 from 33.3% for the corresponding 2006 period.

Overall, selling, general and administrative expenses increased 15.5% to $55.8 million for the three months ended March 31, 2007 from $48.3 million for the corresponding 2006 period. As a percentage of net revenues, selling, general and administrative expenses increased 50 basis points to 15.6% for the three months ended March 31, 2007 from 15.1% for the corresponding 2006 period.

Depreciation and amortization increased 26.7% to $16.1 million or 4.5% of net revenues for the three months ended March 31, 2007 from $12.7 million or 4.0% of net revenues for the corresponding 2006 period as a result of higher levels of capital spending over the last eighteen months.

Income from operations increased 13.5% to $52.0 million or 14.5% of net revenues for the three months ended March 31, 2007 from $45.8 million or 14.3% of net revenues for the corresponding 2006 period. Income from operations from Covance’s early development segment increased $8.2 million or 23.0% to $43.7 million or 24.4% of net revenues for the three months ended March 31, 2007 from $35.5 million or 24.9% of net revenues for the corresponding 2006 period. The $8.2 million increase over the prior year was driven primarily by growth in global toxicology and chemistry.  The 50 basis point reduction in operating margin is primarily attributable to the results of the acquired eight clinical pharmacology sites from Radiant Research Inc. in the second quarter of 2006. Excluding the impact of this acquisition, operating margins expanded over the corresponding 2006 period. Income from operations from Covance’s late-stage development segment decreased $2.8 million or 8.7% to $29.2 million or 16.3% of net revenues for the three months ended March 31, 2007 from $32.0 million or 18.0% of net revenues for the corresponding 2006 period, as the impact of revenue softness experienced in central laboratory, cardiac safety and commercialization services more than offset margin expansion in clinical development services.  Corporate expenses decreased $0.7 million to $20.9 million or 5.8% of net revenues for the three months ended March 31, 2007 from $21.6 million or 6.8% of net revenues for the three months ended March 31, 2006, driven primarily by a decrease in information technology expenses, which more than offset increases in stock-based compensation and other general and administrative expenses. Included in Corporate expense is stock-based compensation expense of $5.5 million or 1.5% of net revenues for the three months ended March 31, 2007, as compared to $4.3 million or 1.3% of net revenues for the corresponding 2006 period.

Other income, net increased $0.8 million to $2.3 million for the three months ended March 31, 2007 from $1.5 million for the corresponding 2006 period primarily as a result of a $0.7 million increase in net interest income due to higher average invested cash balances in the first quarter of 2007 and higher average interest rates earned on those balances.

Covance’s effective tax rate for the three months ended March 31, 2007 was 29.5% compared to 30.1% for the corresponding 2006 period. The year-over-year 60 basis point reduction in Covance’s effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions and other planning initiatives.

Covance has a minority equity position (approximately 21% at March 31, 2007) in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  For the three month periods ended March 31, 2007 and 2006, Covance recognized income of $0.1 million and losses of $0.1 million, representing its pro rata share of BITI’s earnings (losses).

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the three month periods ended March 31, 2007 and 2006, Covance recognized $0.4 million and $0.3 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at March 31, 2007 and 2006.

Net income of $38.9 million for the three months ended March 31, 2007 increased $5.5 million or 16.5% as compared to $33.4 million for the corresponding 2006 period.

Liquidity and Capital Resources

Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance’s $75.0 million revolving credit facility (the “Credit Facility”) expires in June 2009 and may be expanded to $125.0 million at Covance’s election.  Covance believes cash from operations will provide sufficient liquidity for the foreseeable future. At March 31, 2007, there were no outstanding borrowings and $1.1 million of outstanding letters of credit under the Credit Facility.  Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 75 basis point margin.  The Credit Facility contains various financial and other covenants.  At March 31, 2007, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

During the three months ended March 31, 2007, Covance’s operations provided net cash of $34.9 million, an increase of $2.3 million from the corresponding 2006 period.  The change in net operating assets used $27.0 million in cash during the three months ended March 31, 2007, primarily due to an increase in prepaid expenses and other current assets and unbilled services and a reduction in accrued payroll and benefits (primarily attributable to incentive compensation payments made during the first quarter of 2007 relating to 2006 incentive compensation accruals), partially offset by an increase in unearned revenue. The change in net operating assets used $18.8 million in cash during the three months ended March 31, 2006, primarily due to a reduction in accrued payroll and benefits (primarily attributable to incentive compensation payments made during the first quarter of 2006 relating to 2005 incentive compensation accruals) and an increase in prepaid expenses and other current assets and unbilled services, partially offset by a decrease in accounts receivable. Covance’s ratio of current assets to current liabilities was 2.20 at March 31, 2007 and 2.21 at December 31, 2006.

Investing activities for the three months ended March 31, 2007 used $31.8 million, compared to using $19.1 million for the corresponding 2006 period.  Capital spending for the first three months of 2007 totaled $31.8 million, and was primarily for the expansion of our preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software for newly hired employees.  Capital spending for the corresponding 2006 period totaled $19.2 million, and was primarily for the expansion of our Madison, WI facility, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment and software for newly hired employees.

Financing activities for the three months ended March 31, 2007 used $41.7 million, which was comprised primarily of funds used to purchase into treasury 780,800 shares of common stock under the share buyback program authorized by Covance’s Board of Directors, and the purchase into treasury of 27,161 shares of common stock in connection with employee benefit plans, for an aggregate cost of $48.1 million, partially offset by proceeds from the exercise of stock options of $4.4 million, excess tax benefits realized on the exercise of stock options of $0.9 million and employee contributions to Covance’s employee stock purchase plan of $1.1 million.  Financing activities for the three months ended March 31, 2006 provided $17.0 million, which was comprised of proceeds from the exercise of stock options of $12.4 million, excess tax benefits realized on the exercise of stock options of $4.2 million and employee contributions to Covance’s employee stock purchase plan of $0.9 million, partially offset by the purchase into treasury of 9,828 shares of common stock for an aggregate cost of $0.6 million, in connection with employee benefit plans.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). As of December 31, 2006, Covance adopted the recognition and disclosure provisions of SFAS 158, which require an employer to recognize the over funded or under funded status of its defined benefit postretirement plans – measured as the difference between the fair value of plan assets and the projected benefit obligation - as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan in the year in which such changes occur through other comprehensive income. SFAS 158 also requires, effective for fiscal years ending after December 15, 2008, that the measurement of the over funded or under funded status of a plan be made as of the employer’s fiscal year end and not as of an earlier measurement date.  Covance will be required to conform the measurement dates of its plans to December 31st for its fiscal year ending December 31, 2008. Covance does not expect this change in measurement dates to have a material impact on its consolidated results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157, which applies whenever other standards require (or permit) fair value measurement, defines fair value and provides guidance for using fair value to measure assets and liabilities.  SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used in those measurements and the effect of fair value measurements on earnings. Covance will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. Covance is currently in the process of evaluating SFAS 157, and has not yet determined the impact, if any, SFAS 157 will have on its consolidated results of operations or financial position.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the three months ended March 31, 2007, approximately 37% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

We derive a large portion of our net revenues from international operations. For the three months ended March 31, 2007, we derived approximately 37% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities as reported on a settlement date basis during the quarter ended March 31, 2007 were as follows:

Issuer Purchases of Equity Securities (a)

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs	Maximum # of Shares that May Yet Be Purchased Under Currently Authorized Programs
January 1, 2007 – January 31, 2007	—	—	2,740,700	259,300
February 1, 2007 – February 28, 2007	—	—	2,740,700	3,259,300
March 1, 2007 – March 31, 2007	780,800	$59.472	3,521,500	2,478,500

(a)           In February 2007, Covance’s Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance’s stock repurchase program.

Item 6.  Exhibits

10.1	2007 Employee Equity Participation Plan. Filed herewith.

31.1	Certification – Joseph L. Herring. Filed herewith.

31.2	Certification – William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William E. Klitgaard. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: May 8, 2007	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board and
Joseph L. Herring	Chief Executive Officer	May 8, 2007
(Principal Executive Officer)

/s/ William E. Klitgaard
William E. Klitgaard	Corporate Senior Vice President	May 8, 2007
and Chief Financial Officer
(Principal Financial Officer)

/s/ Michele A. Kennedy
Michele A. Kennedy	Corporate Vice President and Controller	May 8, 2007
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	2007 Employee Equity Participation Plan. Filed herewith.

31.1	Certification – Joseph L. Herring. Filed herewith.

31.2	Certification – William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William E. Klitgaard. Filed herewith.