Form 10-Q
period 2007-06-30
COVANCE INC
filed 2007-07-31
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

YES  ☒                  NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☒                Accelerated Filer  ☐            Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 20, 2007, the Registrant had 63,705,135 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended June 30, 2007

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30,	December 31,
(Dollars in thousands)	2007	2006
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$208,008	$219,810
Accounts receivable	220,327	205,473
Unbilled services	103,696	89,139
Inventory	51,583	49,628
Deferred income taxes	4,258	4,320
Prepaid expenses and other current assets	70,779	71,196
Total Current Assets	658,651	639,566
Property and equipment, net	543,202	500,057
Goodwill, net	119,725	119,725
Other assets	41,584	38,330
Total Assets	$1,363,162	$1,297,678

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$32,077	$35,479
Accrued payroll and benefits	71,410	76,657
Accrued expenses and other current liabilities	48,966	50,855
Unearned revenue	134,230	109,559
Income taxes payable	6,670	17,154
Total Current Liabilities	293,353	289,704
Deferred income taxes	30,436	31,052
Other liabilities	58,802	53,627
Total Liabilities	382,591	374,383

Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock – Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 74,168,743 and 73,427,001 shares issued and outstanding, including those held in treasury, at June 30, 2007 and December 31, 2006, respectively	742	734
Paid-in capital	464,338	426,806
Retained earnings	837,583	757,809
Accumulated other comprehensive income	13,168	11,781
Treasury stock at cost (10,491,139 and 9,485,549 shares at June 30, 2007 and December 31, 2006, respectively)	(335,260)	(273,835)
Total Stockholders’ Equity	980,571	923,295
Total Liabilities and Stockholders’ Equity	$1,363,162	$1,297,678

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Net revenues	$381,145	$335,240	$739,464	$655,749
Reimbursable out-of-pockets	23,029	21,934	41,649	35,063
Total revenues	404,174	357,174	781,113	690,812

Cost and expenses:
Cost of revenue (excluding depreciation and amortization)	251,078	222,723	485,457	436,383
Reimbursed out-of-pocket expenses	23,029	21,934	41,649	35,063
Selling, general and administrative (excluding depreciation and amortization)	58,092	51,312	113,883	99,598
Depreciation and amortization	16,457	14,165	32,568	26,884
Total costs and expenses	348,656	310,134	673,557	597,928
Income from operations	55,518	47,040	107,556	92,884

Other (income) expense, net:
Interest income	(2,138)	(1,717)	(4,735)	(3,622)
Interest expense	145	35	262	127
Foreign exchange transaction (gain) loss, net	(103)	(195)	46	67
Other income, net	(2,096)	(1,877)	(4,427)	(3,428)
Income before taxes and equity investee earnings	57,614	48,917	111,983	96,312
Taxes on income	16,816	14,407	32,857	28,663
Equity investee earnings	714	510	1,280	760
Net income	$41,512	$35,020	$80,406	$68,409

Basic earnings per share	$0.65	$0.55	$1.26	$1.08
Weighted average shares outstanding - basic	63,598,821	63,626,078	63,722,266	63,399,226

Diluted earnings per share	$0.64	$0.54	$1.24	$1.06
Weighted average shares outstanding – diluted	64,628,294	64,849,638	64,745,006	64,623,847

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	Six Months Ended June 30
(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Net income	$80,406	$68,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,568	26,884
Non-cash compensation expense associated with employee benefit and stock compensation plans	15,817	14,331
Deferred income tax provision (benefit)	(1,802)	(697)
Other	(2,994)	(713)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(14,854)	6,466
Unbilled services	(14,557)	(12,426)
Inventory	(1,955)	(2,826)
Accounts payable	(3,402)	2,223
Accrued liabilities	(2,982)	(2,691)
Unearned revenue	24,671	(4,121)
Income taxes payable	(6,143)	(386)
Other assets and liabilities, net	(12,909)	(15,658)
Net cash provided by operating activities	91,864	78,795

Cash flows from investing activities:
Capital expenditures	(61,840)	(49,335)
Acquisition of businesses	—	(74,323)
Other, net	85	586
Net cash used in investing activities	(61,755)	(123,072)

Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	19,553	27,603
Purchase of treasury stock	(61,425)	(8,701)
Net cash (used in) provided by financing activities	(41,872)	18,902

Effect of exchange rate changes on cash	(39)	2,296
Net change in cash and cash equivalents	(11,802)	(23,079)
Cash and cash equivalents, beginning of period	219,810	160,717
Cash and cash equivalents, end of period	$208,008	$137,638

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2006, 2005, and 2004 included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $35.2 million and $37.7 million at June 30, 2007 and December 31, 2006, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its best estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2006 did not identify any instances of impairment and there were no events through June 30, 2007 that warranted a reconsideration of our impairment test results.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2007 and 2006

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

Taxes on Income

Covance uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.  The effect on deferred taxes of a change in enacted tax rates is recognized in income in the period when the change is effective.

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

June 30, 2007 and 2006

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

As of June 30, 2007, the balance of the reserve for uncertain income tax positions is $9.1 million, of which $3.3 million is recorded as a current liability in accrued expenses and other current liabilities, and $5.8 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet, including accrued interest of approximately $1.7 million.

The Company also maintains a tax reserve related to exposures for non-income tax matters such as value-added tax and state sales and use taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at June 30, 2007 is approximately $1.1 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the one-time opportunity provided under the American Jobs Creation Act, pursuant to which Covance repatriated $103 million in accumulated foreign earnings in the fourth quarter of 2005, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of June 30, 2007.

Comprehensive Income

Covance’s total comprehensive income, which represents net income plus the change in the cumulative translation adjustment equity account for the periods presented, was $41.8 million and $45.2 million for the three months ended June 30, 2007 and 2006, respectively, and $81.8 million and $78.4 million for the six months ended June 30, 2007 and 2006, respectively.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (“SFAS 123R”) using the modified prospective transition method.  SFAS 123R revised Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and amended Statement of Financial Accounting Standards No. 95, Statement of Cash Flows.  Under the modified prospective transition method, compensation expense is recognized in the financial statements on a prospective basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.  See Note 7.

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

In computing diluted earnings per share for the three months ended June 30, 2007 and 2006, the denominator was increased by 1,029,473 shares and 1,223,560 shares, respectively, and for the six months ended June 30, 2007 and 2006, the denominator was increased by 1,022,740 shares and 1,224,621 shares, respectively, representing the dilutive effect of stock options outstanding at June 30, 2007 and 2006 with exercise prices less than the average market price of Covance’s Common Stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended June 30, 2007 were options to purchase 6,775 shares of common stock at prices ranging from $66.55 to $68.56 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the six months ended June 30, 2007 were options to purchase 11,189 shares of common stock at prices ranging from $63.18 to $68.56 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended June 30, 2006 were options to purchase 4,015 shares of common stock at prices ranging from $58.88 to $61.26 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the six months ended June 30, 2006 were options to purchase 8,779 shares of common stock at prices ranging from $57.47 to $61.26 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

Supplemental Cash Flow Information

Cash paid for interest was $0.2 million for each of the six month periods ended June 30, 2007 and 2006. Cash paid for income taxes for the six month periods ended June 30, 2007 and 2006 totaled $37.9 million and $26.2 million, respectively.  The change in income taxes payable in the consolidated statement of cash flows for the six months ended June 30, 2007 and 2006 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options as measured under SFAS 123R of $3.3 million and $5.4 million, respectively (a corresponding cash inflow of $3.3 million and $5.4 million, respectively, has been included in financing cash flows).

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). As of December 31, 2006, Covance has adopted the recognition and disclosure provisions of SFAS 158, which require an employer to recognize the over funded or under funded status of its defined benefit postretirement plans — measured as the difference between the fair value of plan assets and the projected benefit obligation - as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan in the year in which such changes occur through other comprehensive income. SFAS 158 also requires, effective for fiscal years ending after December 15, 2008, that the measurement of the over funded or under funded status of a plan be made as of the employer’s fiscal year end and not as of an earlier measurement date.  Covance will be required to conform the measurement dates of its plans to December 31st for its fiscal year ending December 31, 2008. Covance does not expect this change in measurement dates to have a material impact on its consolidated results of operations or financial position.

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

3.  Treasury Stock

In February 2007, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance’s stock repurchase program.  At June 30, 2007, there are approximately 2.3 million shares remaining for purchase under the 2007 authorization.  Covance also reacquires shares of its common stock in connection with certain employee benefit plans when employees tender shares either in connection with reload stock options or to satisfy income tax withholdings associated with the vesting of stock awards.  The following table sets forth the treasury stock activity during the six month periods ended June 30, 2007 and 2006.

	Six Months Ended June 30
	2007		2006
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$59,628	977.0	$7,799	134.3
Employee benefit plans	1,797	28.6	902	15.7
Total	$61,425	1,005.6	$8,701	150.0

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

4.  Equity Method Investees

Covance has a 47% minority equity position in Noveprim Ltd. (“Noveprim”), a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment.  This investment is reflected in other assets on the consolidated balance sheet.  During the three and six month periods ended June 30, 2007, Covance recognized $0.6 million and $1.1 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2007.  During the three and six month periods ended June 30, 2006, Covance recognized $0.5 million and $0.8 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2006.  The carrying value of Covance’s investment in Noveprim at June 30, 2007 and December 31, 2006 was $23.7 million and $23.0 million, respectively.

Covance has a minority equity position (approximately 20% at June 30, 2007) in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the three and six month periods ended June 30, 2007, Covance recognized $0.1 million and $0.2 million, respectively, representing its pro rata share of BITI’s earnings.  During the three and six month periods ended June 30, 2006, Covance recognized losses of $0.01 million and $0.08 million, respectively, representing its pro rata share of BITI’s losses.  The carrying value of Covance’s investment in BITI as of June 30, 2007 and December 31, 2006 was $0.7 million and $0.5 million, respectively, while the fair market value was $16.1 million and $19.0 million, respectively.

5.  Acquisitions

In May 2006, Covance acquired the stock of Radiant Research Inc. (“Radiant”) in a merger transaction for cash payments aggregating $66.6 million (including direct acquisition costs of $0.5 million). The Radiant acquisition included eight early development clinical sites performing Phase I/IIa clinical trial services.  Results of operations for Radiant, which are part of Covance’s Early Development segment service offering, and the fair value of Radiant’s assets and liabilities acquired, are included in Covance’s consolidated financial statements beginning in June 2006.

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

The table below summarizes the purchase price allocations for the Radiant and Signet acquisitions:

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

June 30, 2007 and 2006

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

Defined Benefit Pension Plans

Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies.  Benefit amounts for all three plans are based upon years of service and compensation.  The German plan is unfunded while the United Kingdom plans are funded.  Covance’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements.  Pension plan assets are administered by the plans’ trustees and are principally invested in equity and debt securities.  The components of net periodic pension expense for these plans for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006
Components of Net Periodic Pension Cost:
Service cost	$1,482	$1,462	$122	$101
Interest cost	1,869	1,563	91	75
Expected return on plan assets	(2,146)	(1,777)	—	—
Amortization of net actuarial loss	355	463	18	12
Participant contributions	(560)	(563)	—	—
Net periodic pension cost	$1,000	$1,148	$231	$188

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.25%	5.00%	4.65%	4.65%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.00%	4.00%	2.50%	2.50%

	United Kingdom Plans		German Plan
	Six Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Components of Net Periodic Pension Cost:
Service cost	$2,946	$2,851	$245	$197
Interest cost	3,710	3,047	181	146
Expected return on plan assets	(4,262)	(3,464)	—	—
Amortization of net actuarial loss	705	902	35	24
Participant contributions	(1,110)	(1,098)	—	—
Net periodic pension cost	$1,989	$2,238	$461	$367

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.25%	5.00%	4.65%	4.65%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.00%	4.00%	2.50%	2.50%

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance.  Benefit amounts are based upon years of service and compensation of the participating employees.  The components of net periodic pension cost for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Components of Net Periodic Pension Cost:
Service cost	$272	$232	$543	$463
Interest cost	193	164	386	328
Amortization of prior service cost	19	19	38	38
Amortization of net actuarial loss	10	8	21	16
Net periodic pension cost	$494	$423	$988	$845

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	5.50%	5.50%	5.50%
Salary increases	4.00%	4.00%	4.00%	4.00%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.  The components of net periodic post-retirement benefits cost for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2007		2006		2007		2006
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$42		$44		$83		$88
Interest cost	69		78		139		156
Amortization of net actuarial loss	—		13		—		26
Net periodic post-retirement benefits cost	$111		$135		$222		$270

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	5.50%		5.50%		5.50%		5.50%
Health care cost trend rate	9.00	%(a)	9.00	%(a)	9.00	%(a)	9.00	%(a)

(a) decreasing to ultimate trend of 5.00% in 2011

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

7.  Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

In May 2007, Covance’s shareholders approved the 2007 Employee Equity Participation Plan (the “2007 EEPP”) in replacement of the 2002 Employee Equity Participation Plan (the “2002 EEPP”). Effective upon approval of the 2007 EEPP, no further grants or awards were permitted under the 2002 EEPP. Shares remaining for grant under the 2002 EEPP will be available for grant under the 2007 EEPP. In addition, the Covance Board of Directors directed that, effective May 3, 2007, no further grants would be permitted under the 2002 Employee Stock Option Plan (the “2002 ESOP”) and, unlike the 2002 EEPP, shares remaining for grant under the 2002 ESOP would not be available for grant under the 2007 EEPP. The 2007 EEPP became effective on May 3, 2007 and will expire on May 2, 2017.  The 2007 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2007 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant equity interest.  The 2007 EEPP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination.  The exercise period for stock options granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant. Generally, options vest over a three year period for senior executives and over a two year period for all other optionees.  Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2007 EEPP totaled approximately 1.6 million plus approximately 3.3 million shares remaining available under the 2002 EEPP at the time the 2007 EEPP was approved. All stock option grants under the 2002 EEPP remaining outstanding are now administered in accordance with the provisions of the 2002 EEPP out of shares issuable under the 2007 EEPP. The Company issues authorized but previously unissued shares when options are exercised or for stock awards.  At June 30, 2007 there were approximately 4.9 million shares remaining available for grants or awards under the 2007 EEPP.  No stock appreciation rights have been granted under the 2002 ESOP, the 2002 EEPP or the 2007 EEPP.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.  The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Expected stock price volatility	42%	44%	42%	44%
Risk free interest rate(s)	4.7% - 5.1%	3.9% - 4.5%	4.7% - 5.1%	3.9% - 4.5%
Expected life of options (years)	4.3	4.3	4.3	4.3

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

June 30, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

Results of operations for the three month period ended June 30, 2007 include total stock-based compensation expense of $5.6 million ($3.8 million net of tax benefit of $1.8 million), $1.9 million of which has been included in cost of revenue and $3.7 million of which has been included in selling, general and administrative expenses.  Results of operations for the six month period ended June 30, 2007 include total stock-based compensation expense of $11.1 million ($7.5 million net of tax benefit of $3.6 million), $3.9 million of which has been included in cost of revenue and $7.2 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended June 30, 2006 include total stock-based compensation expense of $5.1 million ($3.5 million net of tax benefit of $1.6 million), $1.7 million of which has been included in cost of revenue and $3.4 million of which has been included in selling, general and administrative expenses. Results of operations for the six month period ended June 30, 2006 include total stock-based compensation expense of $9.4 million ($6.4 million net of tax benefit of $3.0 million), $3.5 million of which has been included in cost of revenue and $5.9 million of which has been included in selling, general and administrative expenses.

8.  Segment Information

Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance’s preclinical and clinical pharmacology service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body.  It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug.  Late-stage development services, which include Covance’s central laboratory, clinical development, cardiac safety services, periapproval and market access services, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug’s commercial potential. The accounting policies of the reportable segments are the same as those described in Note 2.

Segment net revenues, operating income and total assets for the three and six months ended June 30, 2007 and 2006 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended June 30, 2007
Total revenues from external customers	$191,102	$190,043	$23,029	(a)	$404,174
Operating income	$48,996	$31,898	$(25,376	)(b)	$55,518
Total assets	$829,561	$451,427	$82,174	(c)	$1,363,162

Three months ended June 30, 2006
Total revenues from external customers	$155,749	$179,491	$21,934	(a)	$357,174
Operating income	$39,135	$28,530	$(20,625	)(b)	$47,040
Total assets	$679,032	$399,699	$88,256	(c)	$1,166,987

Six months ended June 30, 2007
Total revenues from external customers	$370,318	$369,146	$41,649	(a)	$781,113
Operating income	$92,673	$61,110	$(46,227	)(b)	$107,556
Total assets	$829,561	$451,427	$82,174	(c)	$1,363,162

Six months ended June 30, 2006
Total revenues from external customers	$298,188	$357,561	$35,063	(a)	$690,812
Operating income	$74,634	$60,513	$(42,263	)(b)	$92,884
Total assets	$679,032	$399,699	$88,256	(c)	$1,166,987

(a)              Represents revenues associated with reimbursable out-of-pocket expenses.

(b)             Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense).

(c)              Represents corporate assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

As of June 30, 2007, the balance of the reserve for uncertain income tax positions is $9.1 million, of which $3.3 million is recorded as a current liability in accrued expenses and other current liabilities, and $5.8 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet, including accrued interest of approximately $1.7 million.

The Company also maintains a tax reserve related to exposures for non-income tax matters such as value-added tax and state sales and use taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at June 30, 2007 is approximately $1.1 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the amounts repatriated in the fourth quarter of 2005 under the American Jobs Creation Act of 2004, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of June 30, 2007.

Stock-Based Compensation. The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 and Note 7 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Expected stock price volatility	42%	44%	42%	44%
Risk free interest rate(s)	4.7% - 5.1%	3.9% - 4.5%	4.7% - 5.1%	3.9% - 4.5%
Expected life of options (years)	4.3	4.3	4.3	4.3

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.  Covance assesses fair value based upon its best estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2006 did not identify any instances of impairment and there were no events through June 30, 2007 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At June 30, 2007, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $36.6 million.

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

Results of Operations

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006.  Net revenues increased 13.7% to $381.1 million for the three months ended June 30, 2007 from $335.2 million for the corresponding 2006 period.  Excluding the impact of foreign exchange rate variances between both periods net revenues increased 11.5% as compared to the corresponding 2006 period.  Net revenues from Covance’s early development segment grew 22.7%, or 20.0% excluding the impact of foreign exchange rate variances between both periods, driven by strength in toxicology, chemistry and clinical pharmacology.  Net revenues from Covance’s late-stage development segment grew 5.9%, or 4.2% excluding the impact of foreign exchange rate variances between both periods. Strength in clinical development more than offset softness in: (1) central laboratory services, due to a shift in mix of studies; (2) commercialization services, due primarily to fewer new biological service launches; and (3) cardiac safety services, due to low orders.

Cost of revenue increased 12.7% to $251.1 million or 65.9% of net revenues for the three months ended June 30, 2007 as compared to $222.7 million or 66.4% of net revenues for the corresponding 2006 period.  Gross margins increased by 50 basis points to 34.1% for the three months ended June 30, 2007 from 33.6% for the corresponding 2006 period.

Overall, selling, general and administrative expenses increased 13.2% to $58.1 million for the three months ended June 30, 2007 from $51.3 million for the corresponding 2006 period.  As a percentage of net revenues, selling, general and administrative expenses decreased 10 basis points to 15.2% for the three month period ended June 30, 2007 from 15.3% for the corresponding 2006 period.

Depreciation and amortization increased 16.2 % to $16.5 million or 4.3% of net revenues for the three months ended June 30, 2007 from $14.2 million or 4.2% of net revenues for the corresponding 2006 period primarily as a result of higher levels of capital spending over the last twelve months.

Income from operations increased 18.0% to $55.5 million or 14.6% of net revenues for the three months ended June 30, 2007 from $47.0 million or 14.0% of net revenues for the corresponding 2006 period.  Income from operations from Covance’s early development segment increased $9.9 million or 25.2% to $49.0 million or 25.6% of net revenues for the three months ended June 30, 2007 from $39.1 million or 25.1% of net revenues for the corresponding 2006 period.  The expansion in early development operating margin was driven primarily by toxicology, chemistry and a significant improvement in profit from the eight clinical pharmacology sites acquired from Radiant Research Inc. in the second quarter of 2006. Income from operations from Covance’s late-stage development segment increased $3.4 million or 11.8% to $31.9 million or 16.8% of net revenues for the three months ended June 30, 2007 from $28.5 million or 15.9% of net revenues for the corresponding 2006 period.  Strong improvement in clinical development drove the year-over-year 90 basis point increase in late-stage development operating margin, and more than offset the impact on operating margin of revenue softness in central laboratories, commercialization and cardiac safety services. Corporate expense increased $4.8 million to $25.4 million or 6.7% of net revenues for the three months ended June 30, 2007 from $20.6 million or 6.2% of net revenues for the three months ended June 30, 2006.  Included in Corporate expense is stock-based compensation expense of $5.6 million or 1.5% of net revenues for the three months ended June 30, 2007, as compared to $5.1 million or 1.5% of net revenues for the corresponding 2006 period.  The higher level of Corporate expenses for the three months ended June 30, 2007 as compared to the corresponding 2006 period also reflects an increase in compensation-related expenses and investments in infrastructure to support higher levels of current and expected future growth.

Other income, net increased $0.2 million to $2.1 million for the three months ended June 30, 2007 from $1.9 million for the corresponding 2006 period primarily as a result of a $0.3 million increase in net interest income due to higher average invested cash balances in the second quarter of 2007 and higher average interest rates earned on those balances.

Covance’s effective tax rate for the three months ended June 30, 2007 was 29.2% compared to 29.5% for the corresponding 2006 period.  The year over year 30 basis point reduction in Covance’s effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions and other planning initiatives.

Covance has a minority equity position (approximately 20% at June 30, 2007) in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  For the three month period ended June 30, 2007, Covance recognized income of $0.1 million, representing its pro rata share of BITI’s earnings.  For the three month period ended June 30, 2006, Covance recognized a loss of $0.01 million, representing its pro rata share of BITI’s losses.

 Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the three month periods ended June 30, 2007 and 2006, Covance recognized $0.6 million and $0.5 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2007 and 2006.

Net income of $41.5 million for the three months ended June 30, 2007 increased $6.5 million or 18.5% as compared to $35.0 million for the corresponding 2006 period.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006.  Net revenues increased 12.8% to $739.5 million for the six months ended June 30, 2007 from $655.7 million for the corresponding 2006 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 10.3% as compared to the corresponding 2006 period.  Net revenues from Covance’s early development segment grew 24.2%, or 21.1% excluding the impact of foreign exchange rate variances between both periods, driven primarily by strength in toxicology, chemistry and clinical pharmacology.  Net revenues from Covance’s late-stage development segment increased 3.2%, or 1.3% excluding the impact of foreign exchange rate variances between both periods.  Strength in clinical development more than offset softness in (1) commercialization services, due primarily to fewer new biological service launches; (2) central laboratory services, due to delays in enrollment and longer trial durations and a shift in mix of studies; and (3) cardiac safety services, due to low orders.

Cost of revenue increased 11.2% to $485.5 million or 65.6% of net revenues for the six months ended June 30, 2007 as compared to $436.4 million or 66.5% of net revenues for the corresponding 2006 period.  Gross margins increased by 90 basis points to 34.4% for the six months ended June 30, 2007 from 33.5% for the corresponding 2006 period.

Overall, selling, general and administrative expenses increased 14.3% to $113.9 million for the six months ended June 30, 2007 from $99.6 million for the corresponding 2006 period.  As a percentage of net revenues, selling, general and administrative expenses increased 20 basis points to 15.4% for the six months ended June 30, 2007 from 15.2% for the corresponding 2006 period.

Depreciation and amortization increased 21.1% to $32.6 million or 4.4% of net revenues for the six months ended June 30, 2007 from $26.9 million or 4.1% of net revenues for the corresponding 2006 period primarily as a result of higher levels of capital spending over the last twelve months.

Income from operations increased 15.8% to $107.6 million or 14.5% of net revenues for the six months ended June 30, 2007 from $92.9 million or 14.2% of net revenues for the corresponding 2006 period.  Income from operations from Covance’s early development segment increased $18.0 million or 24.2% to $92.7 million or 25.0% of net revenues for the six months ended June 30, 2007 from $74.6 million or 25.0% of net revenues for the corresponding 2006 period.  The expansion in early development operating margin was driven primarily by toxicology, chemistry and a significant improvement in profit from the eight clinical pharmacology sites acquired from Radiant Research Inc. in the second quarter of 2006. Income from operations from Covance’s late-stage development segment increased $0.6 million or 1.0% to $61.1 million for the six months ended June 30, 2007 from $60.5 million for the corresponding 2006 period.  Income from operations as a percentage of net revenues decreased to 16.6% for the six months ended June 30, 2007 from 16.9% for the corresponding 2006 period.  Strength in clinical development operating margin was offset by the operating margin impact of revenue softness in central laboratories, commercialization and cardiac safety services.  Corporate expense increased $4.0 million to $46.2 million for the six months ended June 30, 2007 from $42.2 million for the six months ended June 30, 2006.  Corporate expense as a percentage of net revenues decreased to 6.3% for the six months ended June 30, 2007 from 6.4% for the corresponding 2006 period.  Included in Corporate expense is stock-based compensation expense of $11.1 million or 1.5% of net revenues for the six months ended June 30, 2007, as compared to $9.4 million or 1.4% of net revenues for the corresponding 2006 period.  The higher level of Corporate expenses for the six months ended June 30, 2007 as compared to the corresponding 2006 period also reflects an increase in compensation-related expenses and investments in infrastructure to support higher levels of current and expected future growth.

Other income, net increased $1.0 million to $4.4 million for the six months ended June 30, 2007 from $3.4 million for the corresponding 2006 period. This increase is the result of a $1.0 million increase in net interest income due to higher average invested cash balances in the first half of 2007 and higher average interest rates earned on those balances.

Covance’s effective tax rate for the six months ended June 30, 2007 was 29.3% compared to 29.8% for the corresponding 2006 period.  The 50 basis point reduction in Covance’s effective tax rate year over year is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions and other planning initiatives.

Covance has a minority equity position (approximately 20% at June 30, 2007) in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the six month period ended June 30, 2007, Covance recognized income of $0.2 million, representing its pro rata share of BITI’s earnings.  During the six month period ended June 30, 2006, Covance recognized a loss of $0.08 million, representing its pro rata share of BITI’s losses.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the six month periods ended June 30, 2007 and 2006, Covance recognized $1.1 million and $0.8 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2007 and 2006.

Net income of $80.4 million for the six months ended June 30, 2007 increased $12.0 million or 17.5% as compared to $68.4 million for the corresponding 2006 period.

Liquidity and Capital Resources

Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases.  Covance’s $75.0 million revolving credit facility (the “Credit Facility”) expires in June 2009 and may be expanded to $125.0 million at Covance’s election. Covance believes cash from operations will provide sufficient liquidity for the foreseeable future.  At June 30, 2007, there were no outstanding borrowings and $1.1 million of outstanding letters of credit under the Credit Facility.  Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 75 basis point margin.  The Credit Facility contains various financial and other covenants.  At June 30, 2007, Covance was in compliance with the terms of the Credit Facility.  The Credit Facility is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

During the six months ended June 30, 2007, Covance’s operations provided net cash of $91.9 million, an increase of $13.1   million from the corresponding 2006 period. The change in net operating assets used $32.1 million in cash during the six months ended June 30, 2007, primarily due to an increase in accounts receivable, unbilled services and other current assets, partially offset by an increase in unearned revenue, while this net change used $29.4 million in cash during the six months ended June 30, 2006, primarily due to an increase in prepaid expenses and other current assets and unbilled services, partially offset by a decrease in accounts receivable.  Covance’s ratio of current assets to current liabilities was 2.24 at June 30, 2007 and 2.21 at December 31, 2006.

  Investing activities for the six months ended June 30, 2007 used $61.8 million, compared to using $123.1 million for the corresponding 2006 period.  Capital spending for the first six months of 2007 totaled $61.8 million, and was primarily for the expansion of our preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software for newly hired employees.  Capital spending for the corresponding 2006 period totaled $49.3 million, and was primarily for the expansion of our Madison, WI and Harrogate, UK facilities, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment and software for newly hired employees. Investment activities for the six months ended June 30, 2006 included cash payments totaling $74.3 million for the acquisitions of Radiant Research Inc. and Signet Laboratories, Inc.

Financing activities for the six months ended June 30, 2007 used $41.9 million and was primarily comprised of the purchase into treasury of 977,000 shares of common stock under the share buyback program authorized by Covance’s Board of Directors, and the purchase into treasury of 28,590 shares of common stock in connection with employee benefit plans, for an aggregate cost of $61.4 million, partially offset by proceeds from the exercise of stock options of $13.4 million, excess tax benefits realized on the exercise of stock options of $3.3 million and employee contributions to Covance’s employee stock purchase plan of $2.8 million.  Financing activities for the six months ended June 30, 2006 provided $18.9 million and was primarily comprised of proceeds from the exercise of stock options of $19.9 million, excess tax benefits realized on the exercise of stock options of $5.4 million and employee contributions to Covance’s employee stock purchase plan of $2.3 million, partially offset by the purchase into treasury of 149,951 shares for an aggregate cost of $8.7 million, primarily in connection with the share buyback program authorized by Covance’s Board of Directors.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the six months ended June 30, 2007, approximately 37% of our net revenues were derived from our operations outside the United States.  We do not engage in derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

We depend on third parties to provide us with services critical to our business.  For instance, we have entered into an agreement with IBM to manage certain aspects of our information technology infrastructure.  The failure of any of these third parties to adequately provide the needed services could have a material adverse effect on our business.

Our revenues and earnings are exposed to exchange rate fluctuations.

We derive a large portion of our net revenues from international operations.  For the six month period ended June 30, 2007, we derived approximately 37% of our net revenues from outside the United States.  Our financial statements are denominated in U.S. dollars.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities as reported on a settlement date basis during the quarter ended June 30, 2007 were as follows:

Issuer Purchases of Equity Securities:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs	Maximum # of Shares that May Yet Be Purchased Under Currently Authorized Programs
April 1, 2007 – April 30, 2007	—	—	3,521,500	2,478,500
May 1, 2007 – May 31, 2007	—	—	3,521,500	2,478,500
June 1, 2007 – June 30, 2007	196,200	$67.238	3,717,700	2,282,300

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Covance was held on May 3, 2007, pursuant to notice.

Two directors were reelected to the Board of Directors with the following votes cast: Joseph Herring received 59,258,469 votes for and 1,273,030 votes were withheld; Irwin Lerner received 58,803,111 votes for and 1,728,388 votes were withheld.  The following directors’ terms of office as a director continued after the meeting: Kathleen G. Bang, Robert Barchi, Sandra L. Helton, J. Randall MacDonald and William C. Ughetta.

The shareholders approved the 2007 Employee Equity Participation Plan (the “2007 EEPP).  The 2007 EEPP received 46,879,261 votes for, 7,578,122 votes against, 123,057 votes abstained and there were 5,951,059 broker non-votes.

The shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors with the following votes cast: 60,343,959 votes for, 121,527 votes against and 66,013 votes abstained.

Item 6. Exhibits

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

COVANCE INC.

Dated: July 31, 2007	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring
Joseph L. Herring	Chairman of the Board and	July 31, 2007
Chief Executive Officer
(Principal Executive Officer)

/s/ William E. Klitgaard
William E. Klitgaard	Corporate Senior Vice President and	July 31, 2007
Chief Financial Officer
(Principal Financial Officer)

/s/ Michele A. Kennedy
Michele A. Kennedy	Corporate Vice President, Controller and	July 31, 2007
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification – Joseph L. Herring. Filed herewith.

31.2	Certification – William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William E. Klitgaard. Filed herewith.