Form 10-Q
period 2007-09-30
COVANCE INC
filed 2007-10-26
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

YES ☐             NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 19, 2007, the Registrant had 63,842,874 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended September 30, 2007

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,	December 31,
(Dollars in thousands)	2007	2006
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$259,831	$219,810
Accounts receivable	222,480	205,473
Unbilled services	104,990	89,139
Inventory	54,789	49,628
Deferred income taxes	4,523	4,320
Prepaid expenses and other current assets	74,145	71,196
Total Current Assets	720,758	639,566
Property and equipment, net	577,507	500,057
Goodwill, net	119,725	119,725
Other assets	41,937	38,330
Total Assets	$1,459,927	$1,297,678

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$42,442	$35,479
Accrued payroll and benefits	91,729	76,657
Accrued expenses and other current liabilities	51,710	50,855
Unearned revenue	122,175	109,559
Income taxes payable	11,499	17,154
Total Current Liabilities	319,555	289,704
Deferred income taxes	30,028	31,052
Other liabilities	63,311	53,627
Total Liabilities	412,894	374,383

Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock – Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 74,327,094 and 73,427,001 shares issued and outstanding, including those held in treasury, at September 30, 2007 and December 31, 2006, respectively	743	734
Paid-in capital	476,952	426,806
Retained earnings	882,197	757,809
Accumulated other comprehensive income	22,538	11,781
Treasury stock at cost (10,493,122 and 9,485,549 shares at September 30, 2007 and December 31, 2006, respectively)	(335,397)	(273,835)
Total Stockholders’ Equity	1,047,033	923,295
Total Liabilities and Stockholders’ Equity	$1,459,927	$1,297,678

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Net revenues	$395,989	$341,478	$1,135,453	$997,227
Reimbursable out-of-pockets	18,712	14,681	60,361	49,744
Total revenues	414,701	356,159	1,195,814	1,046,971

Cost and expenses:
Cost of revenue (excluding depreciation and amortization)	258,355	223,662	743,812	660,045
Reimbursed out-of-pocket expenses	18,712	14,681	60,361	49,744
Selling, general and administrative (excluding depreciation and amortization)	61,089	54,196	174,972	153,794
Depreciation and amortization	16,447	14,584	49,015	41,468
Total costs and expenses	354,603	307,123	1,028,160	905,051
Income from operations	60,098	49,036	167,654	141,920

Other (income) expense, net:
Interest income	(2,415)	(1,749)	(7,150)	(5,371)
Interest expense	117	56	379	183
Foreign exchange transaction (gain) loss, net	(284)	(95)	(238)	(28)
Other income, net	(2,582)	(1,788)	(7,009)	(5,216)
Income before taxes and equity investee earnings	62,680	50,824	174,663	147,136
Taxes on income	18,469	12,726	51,326	41,389
Equity investee earnings	403	178	1,683	938
Net income	$44,614	$38,276	$125,020	$106,685

Basic earnings per share	$0.70	$0.60	$1.96	$1.68
Weighted average shares outstanding - basic	63,711,628	63,827,555	63,718,720	63,542,002

Diluted earnings per share	$0.69	$0.59	$1.93	$1.65
Weighted average shares outstanding – diluted	64,728,253	64,965,380	64,758,890	64,758,456

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Nine Months Ended September 30
(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Net income	$125,020	$106,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,015	41,468
Non-cash compensation expense associated with employee benefit and stock compensation plans	21,472	21,990
Deferred income tax (benefit) provision	(2,475)	(658)
Gain on sale of property and equipment	(1,740)	(187)
Equity investee earnings	(1,683)	(938)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(17,007)	(998)
Unbilled services	(15,851)	(7,364)
Inventory	(5,161)	(4,087)
Accounts payable	6,963	725
Accrued liabilities	18,901	10,003
Unearned revenue	12,616	1,978
Income taxes payable	(749)	8,274
Other assets and liabilities, net	(13,222)	(11,558)
Net cash provided by operating activities	176,099	165,333

Cash flows from investing activities:
Capital expenditures	(104,820)	(71,755)
Acquisition of businesses	—	(74,561)
Other, net	111	699
Net cash used in investing activities	(104,709)	(145,617)

Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	25,948	34,901
Purchase of treasury stock	(61,562)	(8,705)
Net cash (used in) provided by financing activities	(35,614)	26,196

Effect of exchange rate changes on cash	4,245	3,451
Net change in cash and cash equivalents	40,021	49,363

Cash and cash equivalents, beginning of period	219,810	160,717

Cash and cash equivalents, end of period	$259,831	$210,080

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2006, 2005, and 2004 included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $42.2 million and $37.7 million at September 30, 2007 and December 31, 2006, respectively. See Note 2 “Reimbursable Out-of-Pocket Expenses”.

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its best estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2006 did not identify any instances of impairment and there were no events through September 30, 2007 that warranted a reconsideration of our impairment test results.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2007 and 2006

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

September 30, 2007 and 2006

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

Any changes in the liability for uncertain tax positions would impact the effective tax rate of Covance. Over the next twelve months, it is reasonably possible that the uncertainty surrounding a portion of the reserve for uncertain income tax positions, related to certain foreign tax withholding and income taxes, dividend income, transfer pricing and state tax issues, will be resolved as a result of the expiration of the statute of limitations or the conclusion of various state and foreign tax audits. If such resolutions are favorable, Covance would reduce the carrying value of its reserve for these items by up to $0.7 million. The following tax years remain open to investigation as of January 1, 2007 for the Company’s major tax jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2002-2006
United Kingdom	2004-2006
Switzerland	2002-2006
Germany	2006

As of September 30, 2007, the balance of the reserve for uncertain income tax positions is $8.2 million, of which $2.0 million is recorded as a current liability in accrued expenses and other current liabilities, and $6.2 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet, including accrued interest of $1.3 million. During the three month period ended September 30, 2007, the balance of the reserve for uncertain income tax positions decreased by $0.9 million due to the settlement of a US State audit of $0.5 million and the release of a $0.6 million reserve for previously unrecognized tax benefits in jurisdictions where the statute of limitations had lapsed, partially offset by a $0.2 million increase in accrued interest.

The Company also maintains a tax reserve related to exposures for non-income tax matters such as value-added tax and state sales and use and other taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at September 30, 2007 is $1.0 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the one-time opportunity provided under the American Jobs Creation Act, pursuant to which Covance repatriated $103 million in accumulated foreign earnings in the fourth quarter of 2005, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of September 30, 2007.

Comprehensive Income

Covance’s total comprehensive income, which represents net income plus the change in the cumulative translation adjustment equity account for the periods presented, was $54.0 million and $43.5 million for the three months ended September 30, 2007 and 2006, respectively, and $135.8 million and $121.9 million for the nine months ended September 30, 2007 and 2006, respectively.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2007 and 2006

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

In computing diluted earnings per share for the three months ended September 30, 2007 and 2006, the denominator was increased by 1,016,625 shares and 1,137,825 shares, respectively, and for the nine months ended September 30, 2007 and 2006, the denominator was increased by 1,040,170 shares and 1,216,454 shares, respectively, representing the dilutive effect of stock options outstanding at September 30, 2007 and 2006 with exercise prices less than the average market price of Covance’s Common Stock during each respective period. Excluded from the computation of diluted EPS for the three months ended September 30, 2007 were options to purchase 1,200 shares of common stock at prices ranging from $73.32 to $77.90 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period. Excluded from the computation of diluted EPS for the nine months ended September 30, 2007 were options to purchase 10,789 shares of common stock at prices ranging from $66.55 to $77.90 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period. Excluded from the computation of diluted EPS for the three months ended September 30, 2006 were options to purchase 2,155 shares of common stock at prices ranging from $63.79 to $66.38 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period. Excluded from the computation of diluted EPS for the nine months ended September 30, 2006 were options to purchase 7,634 shares of common stock at prices ranging from $59.52 to $66.38 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

Supplemental Cash Flow Information

Cash paid for interest for the nine month periods ended September 30, 2007 and 2006 was $0.2 million and $0.1 million, respectively. Cash paid for income taxes for the nine month periods ended September 30, 2007 and 2006 totaled $51.5 million and $33.0 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the nine month periods ended September 30, 2007 and 2006 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options as measured under SFAS 123R of $4.3 million and $6.6 million, respectively (a corresponding cash inflow of $4.3 million and $6.6 million, respectively, has been included in financing cash flows).

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157, which applies whenever other standards require (or permit) fair value measurement, defines fair value and provides guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used in those measurements and the effect of fair value measurements on earnings. Covance will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. Covance does not expect the adoption of SFAS 157 to have a material impact on its consolidated results of operations or financial position.

3. Treasury Stock

In February 2007, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance’s stock repurchase program. At September 30, 2007, there are approximately 2.3 million shares remaining for purchase under the 2007 authorization. Covance also reacquires shares of its common stock in connection with certain employee benefit plans when employees tender shares either in connection with reload stock options or to satisfy income tax withholdings associated with the vesting of stock awards. The following table sets forth the treasury stock activity during the nine month periods ended September 30, 2007 and 2006.

	Nine Months Ended September 30
	2007		2006
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$59,628	977.0	$7,799	134.3
Employee benefit plans	1,934	30.6	906	15.7
Total	$61,562	1,007.6	$8,705	150.0

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

4. Equity Method Investees

Covance has a 47% minority equity position in Noveprim Ltd. (“Noveprim”), a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment. This investment is reflected in other assets on the consolidated balance sheet. During the three and nine month periods ended September 30, 2007, Covance recognized $0.3 million and $1.4 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at September 30, 2007. During the three and nine month periods ended September 30, 2006, Covance recognized $0.2 million and $1.0 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at September 30, 2006. The carrying value of Covance’s investment in Noveprim at September 30, 2007 and December 31, 2006 was $24.0 million and $23.0 million, respectively.

Covance has a minority equity position (approximately 20% at September 30, 2007) in Bio-Imaging Technologies, Inc. (“BITI”). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three and nine month periods ended September 30, 2007, Covance recognized $0.1 million and $0.3 million, respectively, representing its pro rata share of BITI’s earnings. During the three and nine month periods ended September 30, 2006, Covance recognized income of $0.02 million and a loss of $0.06 million, respectively, representing its pro rata share of BITI’s earnings (losses). The carrying value of Covance’s investment in BITI as of September 30, 2007 and December 31, 2006 was $0.8 million and $0.5 million, respectively, while the fair market value was $16.7 million and $19.0 million, respectively.

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

September 30, 2007 and 2006

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

Defined Benefit Pension Plans

Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded while the United Kingdom plans are funded. Covance’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements. Pension plan assets are administered by the plans’ trustees and are principally invested in equity and debt securities. The components of net periodic pension expense for these plans for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006
Components of Net Periodic Pension Cost:
Service cost	$1,495	$1,520	$128	$102
Interest cost	1,885	1,627	97	77
Expected return on plan assets	(2,165)	(1,850)	—	—
Amortization of net actuarial loss	358	482	16	13
Participant contributions	(565)	(586)	—	—
Net periodic pension cost	$1,008	$1,193	$241	$192

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.25%	5.00%	4.65%	4.65%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.00%	4.00%	2.50%	2.50%

	United Kingdom Plans		German Plan
	Nine Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Components of Net Periodic Pension Cost:
Service cost	$4,441	$4,371	$373	$299
Interest cost	5,595	4,674	278	223
Expected return on plan assets	(6,427)	(5,314)	—	—
Amortization of net actuarial loss	1,063	1,384	51	37
Participant contributions	(1,675)	(1,684)	—	—
Net periodic pension cost	$2,997	$3,431	$702	$559

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.25%	5.00%	4.65%	4.65%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.00%	4.00%	2.50%	2.50%

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of net periodic pension cost for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Components of Net Periodic Pension Cost:
Service cost	$271	$231	$814	$694
Interest cost	193	164	579	492
Amortization of prior service cost	19	19	57	57
Amortization of net actuarial loss	10	8	31	24
Net periodic pension cost	$493	$422	$1,481	$1,267

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	5.50%	5.50%	5.50%
Salary increases	4.00%	4.00%	4.00%	4.00%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees. The components of net periodic post-retirement benefits cost for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2007		2006		2007		2006
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$41		$44		$123		$132
Interest cost	70		78		210		234
Amortization of net actuarial loss	—		13		—		39
Net periodic post-retirement benefits cost	$111		$135		$333		$405

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	5.50%		5.50%		5.50%		5.50%
Health care cost trend rate	9.00	%(a)	9.00	%(a)	9.00	%(a)	9.00	%(a)

(a) decreasing to ultimate trend of 5.00% in 2011

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

7. Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

In May 2007, Covance’s shareholders approved the 2007 Employee Equity Participation Plan (the “2007 EEPP”) in replacement of the 2002 Employee Equity Participation Plan (the “2002 EEPP”). Effective upon approval of the 2007 EEPP, no further grants or awards were permitted under the 2002 EEPP. Shares remaining for grant under the 2002 EEPP will be available for grant under the 2007 EEPP. In addition, the Covance Board of Directors directed that, effective May 3, 2007, no further grants would be permitted under the 2002 Employee Stock Option Plan (the “2002 ESOP”) and, unlike the 2002 EEPP, shares remaining for grant under the 2002 ESOP would not be available for grant under the 2007 EEPP. The 2007 EEPP became effective on May 3, 2007 and will expire on May 2, 2017. The 2007 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2007 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant equity interest. The 2007 EEPP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. The exercise period for stock options granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant. Generally, options vest over a three year period for senior executives and over a two year period for all other optionees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2007 EEPP totaled approximately 1.6 million plus approximately 3.3 million shares remaining available under the 2002 EEPP at the time the 2007 EEPP was approved. All stock option grants under the 2002 EEPP remaining outstanding are now administered in accordance with the provisions of the 2002 EEPP out of shares issuable under the 2007 EEPP. The Company issues authorized but previously unissued shares when options are exercised or for stock awards. At September 30, 2007 there were approximately 4.9 million shares remaining available for grants or awards under the 2007 EEPP. No stock appreciation rights have been granted under the 2002 ESOP, the 2002 EEPP or the 2007 EEPP.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Expected stock price volatility	42%	44%	42%	44%
Risk free interest rate(s)	4.7% - 5.1%	3.9% - 4.5%	4.7% - 5.1%	3.9% - 4.5%
Expected life of options (years)	4.3	4.3	4.3	4.3

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

September 30, 2007 and 2006

(dollars in thousands, unless otherwise indicated)

Results of operations for the three month period ended September 30, 2007 include total stock-based compensation expense of $5.7 million ($3.8 million net of tax benefit of $1.9 million), $1.9 million of which has been included in cost of revenue and $3.8 million of which has been included in selling, general and administrative expenses. Results of operations for the nine month period ended September 30, 2007 include total stock-based compensation expense of $16.8 million ($11.3 million net of tax benefit of $5.5 million), $5.8 million of which has been included in cost of revenue and $11.0 million of which has been included in selling, general and administrative expenses. Results of operations for the three month period ended September 30, 2006 include total stock-based compensation expense of $5.8 million ($3.9 million net of tax benefit of $1.9 million), $1.7 million of which has been included in cost of revenue and $4.1 million of which has been included in selling, general and administrative expenses. Results of operations for the nine month period ended September 30, 2006 include total stock-based compensation expense of $15.2 million ($10.3 million net of tax benefit of $4.9 million), $5.2 million of which has been included in cost of revenue and $10.0 million of which has been included in selling, general and administrative expenses.

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

Segment net revenues, operating income and total assets for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended September 30, 2007
Total revenues from external customers	$199,486	$196,503	$18,712	(a)	$414,701
Operating income	$51,777	$34,426	$(26,105	)(b)	$60,098
Total assets	$871,099	$472,472	$116,356	(c)	$1,459,927

Three months ended September 30, 2006
Total revenues from external customers	$167,389	$174,089	$14,681	(a)	$356,159
Operating income	$40,330	$30,433	$(21,727	)(b)	$49,036
Total assets	$717,275	$404,495	$132,259	(c)	$1,254,029

Nine months ended September 30, 2007
Total revenues from external customers	$569,804	$565,649	$60,361	(a)	$1,195,814
Operating income	$144,450	$95,536	$(72,332	)(b)	$167,654
Total assets	$871,099	$472,472	$116,356	(c)	$1,459,927

Nine months ended September 30, 2006
Total revenues from external customers	$465,577	$531,650	$49,744	(a)	$1,046,971
Operating income	$114,964	$90,946	$(63,990	)(b)	$141,920
Total assets	$717,275	$404,495	$132,259	(c)	$1,254,029

(a)	Represents revenues associated with reimbursable out-of-pocket expenses.
(b)	Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense).
(c)	Represents corporate assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

Any changes in the liability for uncertain tax positions would impact the effective tax rate of Covance. Over the next twelve months, it is reasonably possible that the uncertainty surrounding a portion of the reserve for uncertain income tax positions, related to certain foreign tax withholding and income taxes, dividend income, transfer pricing and state tax issues, will be resolved as a result of the expiration of the statute of limitations or the conclusion of various state and foreign tax audits. If such resolutions are favorable, Covance would reduce the carrying value of its reserve for these items by up to $0.7 million. The following tax years remain open to investigation as of January 1, 2007 for the Company’s major tax jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2002-2006
United Kingdom	2004-2006
Switzerland	2002-2006
Germany	2006

As of September 30, 2007, the balance of the reserve for uncertain income tax positions is $8.2 million, of which $2.0 million is recorded as a current liability in accrued expenses and other current liabilities, and $6.2 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet, including accrued interest of $1.3 million. During the three month period ended September 30, 2007, the balance of the reserve for uncertain income tax positions decreased by $0.9 million due to the settlement of a US State audit of $0.5 million and the release of a $0.6 million reserve for previously unrecognized tax benefits in jurisdictions where the statute of limitations had lapsed, partially offset by a $0.2 million increase in accrued interest.

The Company also maintains a tax reserve related to exposures for non-income tax matters such as value-added tax and state sales and use and other taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at September 30, 2007 is $1.0 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the amounts repatriated in the fourth quarter of 2005 under the American Jobs

Creation Act of 2004, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any accumulated foreign unremitted earnings as of September 30, 2007.

Stock-Based Compensation. The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees. These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 and Note 7 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Expected stock price volatility	42%	44%	42%	44%
Risk free interest rate(s)	4.7% - 5.1%	3.9% - 4.5%	4.7% - 5.1%	3.9% - 4.5%
Expected life of options (years)	4.3	4.3	4.3	4.3

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its best estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent test for impairment performed for 2006 did not identify any instances of impairment and there were no events through September 30, 2007 that warranted a reconsideration of our impairment test results. However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At September 30, 2007, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $45.9 million.

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

Results of Operations

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006. Net revenues increased 16.0% to $396.0 million for the three months ended September 30, 2007 from $341.5 million for the corresponding 2006 period. Excluding the impact of foreign exchange rate variances between both periods net revenues increased 13.7% as compared to the corresponding 2006 period. Net revenues from Covance’s early development segment grew 19.2%, or 16.5% excluding the impact of foreign exchange rate variances between both periods, driven by strength in toxicology, chemistry and clinical pharmacology services. Net revenues from Covance’s late-stage development segment grew 12.9%, or 11.1% excluding the impact of foreign exchange rate variances between both periods, driven by strength in clinical development and improved results in central laboratory services.

Cost of revenue increased 15.5% to $258.4 million or 65.2% of net revenues for the three months ended September 30, 2007 as compared to $223.7 million or 65.5% of net revenues for the corresponding 2006 period. Gross margins increased by 30 basis points to 34.8% for the three months ended September 30, 2007 from 34.5% for the corresponding 2006 period.

Overall, selling, general and administrative expenses increased 12.7% to $61.1 million for the three months ended September 30, 2007 from $54.2 million for the corresponding 2006 period. As a percentage of net revenues, selling, general and administrative expenses decreased 50 basis points to 15.4% for the three month period ended September 30, 2007 from 15.9% for the corresponding 2006 period.

Depreciation and amortization increased 12.8% to $16.4 million or 4.2% of net revenues for the three months ended September 30, 2007 from $14.6 million or 4.3% of net revenues for the corresponding 2006 period primarily as a result of higher levels of capital spending over the last eighteen months.

Income from operations increased 22.6% to $60.1 million or 15.2% of net revenues for the three months ended September 30, 2007 from $49.0 million or 14.4% of net revenues for the corresponding 2006 period. Income from operations from Covance’s early development segment increased $11.4 million or 28.4% to $51.8 million or 26.0% of net revenues for the three months ended September 30, 2007 from $40.3 million or 24.1% of net revenues for the corresponding 2006 period. The expansion in early development operating margin was driven by toxicology, chemistry and clinical pharmacology services. Income from operations from Covance’s late-stage development segment increased $4.0 million or 13.1% to $34.4 million or 17.5% of net revenues for the three months ended September 30, 2007 from $30.4 million or 17.5% of net revenues for the corresponding 2006 period. Improvements in clinical development and increased central laboratory services operating margin were offset by a decline in operating margin in market access services primarily due to fewer new biological service launches. Corporate expense increased $4.4 million to $26.1 million or 6.6% of net revenues for the three months ended September 30, 2007 from $21.7 million or 6.4% of net revenues for the three months ended September 30, 2006. Included in Corporate expense is stock-based compensation expense of $5.7 million or 1.4% of net revenues for the three months ended September 30, 2007, as compared to $5.8 million or 1.7% of net revenues for the corresponding 2006 period. The higher level of Corporate expenses for the three months ended September 30, 2007 as compared to the corresponding 2006 period reflects an increase in compensation-related expenses and investments in infrastructure to support higher levels of current and expected future growth.

Other income, net increased $0.8 million to $2.6 million for the three months ended September 30, 2007 from $1.8 million for the corresponding 2006 period primarily as a result of a $0.6 million increase in net interest income due to higher average invested cash balances in the third quarter of 2007 and higher average interest rates earned on those balances.

Covance’s effective tax rate for the three months ended September 30, 2007 was 29.5% compared to 25.0% for the corresponding 2006 period. The effective tax rate for the three months ended September 30, 2006 included the impact of a $2.5 million reduction in income tax reserves resulting from several favorable income tax developments arising in the third quarter of 2006. These developments included a matter as to which closure was reached with a foreign tax authority relating to research and development tax credits totaling $1.8 million as well as exposures as to which it was no longer probable that a liability exists relating primarily to transfer pricing matters aggregating $0.7 million. Excluding the impact of the 2006 tax reserve adjustment, Covance’s effective tax rate for the three months ended September 30, 2006 would have been 29.9% as compared to 29.5% for the three months ended September 30, 2007. The 40 basis point year over year reduction in Covance’s effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions and other planning initiatives.

Covance has a minority equity position (approximately 20% at September 30, 2007) in Bio-Imaging Technologies, Inc. (“BITI”). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. For the three month periods ended September 30, 2007 and 2006, Covance recognized income of $0.1 million and $0.02 million, respectively, representing its pro rata share of BITI’s earnings.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products. For the three month periods ended September 30, 2007 and 2006, Covance recognized $0.3 million and $0.2 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at September 30, 2007 and 2006.

Net income of $44.6 million for the three months ended September 30, 2007 increased $6.3 million or 16.6% as compared to $38.3 million for the corresponding 2006 period.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006. Net revenues increased 13.9% to $1.14 billion for the nine months ended September 30, 2007 from $997.2 million for the corresponding 2006 period. Excluding the impact of foreign exchange rate variances between both periods, net revenues increased 11.3% as compared to the corresponding 2006 period. Net revenues from Covance’s early development segment grew 22.4%, or 19.5% excluding the impact of foreign exchange rate variances between both periods, driven primarily by strength in toxicology, chemistry and clinical pharmacology services. Net revenues from Covance’s late-stage development segment increased 6.4%, or 4.5% excluding the impact of foreign exchange rate variances between both periods. Strength in clinical development more than offset softness in (1) commercialization services, due primarily to fewer new biological service launches; (2) cardiac safety services, due to low orders; and (3) central laboratory services, due to delays in enrollment and longer trial durations and a shift in mix of studies.

Cost of revenue increased 12.7% to $743.8 million or 65.5% of net revenues for the nine months ended September 30, 2007 as compared to $660.0 million or 66.2% of net revenues for the corresponding 2006 period. Gross margins increased by 70 basis points to 34.5% for the nine months ended September 30, 2007 from 33.8% for the corresponding 2006 period.

Overall, selling, general and administrative expenses increased 13.8% to $175.0 million for the nine months ended September 30, 2007 from $153.8 million for the corresponding 2006 period. Selling, general and administrative expenses as a percentage of revenues were 15.4% for each of the nine month periods ended September 30, 2007 and 2006.

Depreciation and amortization increased 18.2% to $49.0 million or 4.3% of net revenues for the nine months ended September 30, 2007 from $41.5 million or 4.2% of net revenues for the corresponding 2006 period primarily as a result of higher levels of capital spending over the last eighteen months.

Income from operations increased 18.1% to $167.7 million or 14.8% of net revenues for the nine months ended September 30, 2007 from $141.9 million or 14.2% of net revenues for the corresponding 2006 period. Income from operations from Covance’s early development segment increased $29.5 million or 25.6% to $144.4 million or 25.4% of net revenues for the nine months ended September 30, 2007 from $115.0 million or 24.7% of net revenues for the corresponding 2006 period. The expansion in early development operating margin was driven primarily by toxicology, chemistry and clinical pharmacology services. Income from operations from Covance’s late-stage development segment increased $4.6 million or 5.0% to $95.5 million for the nine months ended September 30, 2007 from $90.9 million for the corresponding 2006 period. Income from operations as a percentage of net revenues decreased to 16.9% for the nine months ended September 30, 2007 from 17.1% for the corresponding 2006 period. Strength in clinical development operating margin was offset by the operating margin impact of revenue softness in central laboratories, market access services and cardiac safety services. Corporate expense increased $8.3 million to $72.3 million or 6.4% of net revenues for the nine months ended September 30, 2007 from $64.0 million or 6.4% of net revenues for the nine months ended September 30, 2006. Included in Corporate expense is stock-based compensation expense of $16.8 million or 1.5% of net revenues for the nine months ended September 30, 2007, as compared to $15.2 million or 2.3% of net revenues for the corresponding 2006 period. The higher level of Corporate expenses for the nine months ended September 30, 2007 as compared to the corresponding 2006 period also reflects an increase in compensation-related expenses and investments in infrastructure to support higher levels of current and expected future growth.

Other income, net increased $1.8 million to $7.0 million for the nine months ended September 30, 2007 from $5.2 million for the corresponding 2006 period, primarily as a result of a $1.6 million increase in net interest income due to higher average invested cash balances in the first nine months of 2007 and higher average interest rates earned on those balances.

Covance’s effective tax rate for the nine months ended September 30, 2007 was 29.4% compared to 28.1% for the corresponding 2006 period. The effective tax rate for the nine months ended September 30, 2006 included the impact of a $2.5 million reduction in income tax reserves resulting from several favorable income tax developments arising in the third quarter of 2006. These developments included a matter as to which closure was reached with a foreign tax authority relating to research and development tax credits totaling $1.8 million as well as exposures as to which it was no longer probable that a liability exists relating primarily to transfer pricing matters aggregating $0.7 million. Excluding the impact of the 2006 tax reserve adjustment, Covance’s effective tax rate for the nine months ended September 30, 2006 would have been 29.8% as compared to 29.4% for the nine months ended September 30, 2007. The 40 basis point year over year reduction in Covance’s effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions and other planning initiatives.

Covance has a minority equity position (approximately 20% at September 30, 2007) in Bio-Imaging Technologies, Inc. (“BITI”). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the nine month periods ended September 30, 2007 and 2006, Covance recognized income of $0.3 million and losses of $0.1 million, respectively, representing its pro rata share of BITI’s earnings (losses).

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products. For the nine month periods ended September 30, 2007 and 2006, Covance recognized $1.4 million and $1.0 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at September 30, 2007 and 2006.

Net income of $125.0 million for the nine months ended September 30, 2007 increased $18.3 million or 17.2% as compared to $106.7 million for the corresponding 2006 period.

Liquidity and Capital Resources

Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance’s $75.0 million revolving credit facility (the “Credit Facility”) expires in June 2009 and may be expanded to $125.0 million at Covance’s election. Covance believes cash from operations will provide sufficient liquidity for the foreseeable future. At September 30, 2007, there were no outstanding borrowings and $1.1 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 75 basis point margin. The Credit Facility contains various financial and other covenants. At September 30, 2007, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

During the nine months ended September 30, 2007, Covance’s operations provided net cash of $176.1 million, an increase of $10.8 million from the corresponding 2006 period. The change in net operating assets used $13.5 million in cash during the nine months ended September 30, 2007, primarily due to an increase in accounts receivable, unbilled services and other current assets, partially offset by an increase in accrued expenses and unearned revenue, while this net change used $3.0 million in cash during the nine months ended September 30, 2006, primarily due to an increase in prepaid expenses and other current assets and unbilled services, partially offset by an increase in accrued expenses and income taxes payable. Covance’s ratio of current assets to current liabilities was 2.26 at September 30, 2007 and 2.21 at December 31, 2006.

Investing activities for the nine months ended September 30, 2007 used $104.7 million, compared to using $145.6 million for the corresponding 2006 period. Capital spending for the first nine months of 2007 totaled $104.8 million, and was primarily for the expansion of our preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software for newly hired employees. Capital spending for the corresponding 2006 period totaled $71.8 million, and was primarily for the expansion of our Madison, WI and Harrogate, UK facilities, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment and software for newly hired employees. Investment activities for the nine months ended September 30, 2006 included cash payments totaling $74.6 million for the acquisitions of Radiant Research Inc. and Signet Laboratories, Inc.

Financing activities for the nine months ended September 30, 2007 used $35.6 million and was primarily comprised of the purchase into treasury of 977,000 shares of common stock under the share buyback program authorized by Covance’s Board of Directors, and the purchase into treasury of 30,573 shares of common stock in connection with employee benefit plans, for an aggregate cost of $61.6 million, partially offset by proceeds from the exercise of stock options of $17.7 million, excess tax benefits realized on the exercise of stock options of $4.3 million and employee contributions to Covance’s employee stock purchase plan of $4.0 million. Financing activities for the nine months ended September 30, 2006 provided $26.2 million and was primarily comprised of proceeds from the exercise of stock options of $25.0 million, excess tax benefits realized on the exercise of stock options of $6.6 million and employee contributions to Covance’s employee stock purchase plan of $3.3 million, partially offset by the purchase into treasury of 150,017 shares for an aggregate cost of $8.7 million, primarily in connection with the share buyback program authorized by Covance’s Board of Directors.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157, which applies whenever other standards require (or permit) fair value measurement, defines fair value and provides guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used in those measurements and the effect of fair value measurements on earnings. Covance will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. Covance does not expect the adoption of SFAS 157 to have a material impact on its consolidated results of operations or financial position.

Forward Looking Statements. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company’s ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, and other factors described in Covance’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For the nine months ended September 30, 2007, approximately 37% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying, or that make our services less competitive, could eliminate or substantially reduce the demand for our services. Also, if government increases efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, our customers may spend less, or reduce their growth in spending on research and development. If health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their growth in spending on research and development.

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

We derive a large portion of our net revenues from international operations. For the nine month period ended September 30, 2007, we derived approximately 37% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

COVANCE INC.

Dated: October 26, 2007	By:	/s/	Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring
Joseph L. Herring	Chairman of the Board and	October 26, 2007
Chief Executive Officer
(Principal Executive Officer)

/s/ William E. Klitgaard
William E. Klitgaard	Corporate Senior Vice President and	October 26, 2007
Chief Financial Officer
(Principal Financial Officer)

/s/ Michele A. Kennedy
Michele A. Kennedy	Corporate Vice President, Controller and	October 26, 2007
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