Form 10-K
period 2007-12-31
COVANCE INC
filed 2008-02-29
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

                Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of "smaller reporting company, accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer   X      Accelerated Filer          Non-Accelerated Filer          Smaller Reporting Company

                Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No  X

                The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was $4,342,559,548 on June 30, 2007, the last business day of Registrant's most recently completed second fiscal quarter.

                As of February 13, 2008, the Registrant had 64,136,472 shares of common stock outstanding.

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

Business Strategy

                Drug development services companies like Covance typically derive substantially all of their revenue from the research, development and marketing expenditures of the pharmaceutical, biotechnology and medical device industries. We believe outsourcing of these services has increased in the past and will increase in the future because of several factors, including: pressures to contain costs, limitations on internal capacity, the need for faster development time for new drugs, research in multiple countries simultaneously, stringent government regulation and expertise that customers lack internally. We believe the investment and amount of time required to develop new drugs has been increasing, and that these trends create opportunities for companies that can help make the process of drug development more efficient.

                Our strategy is to provide services that will generate high-quality and timely data in support of new drug approval or use expansion. We do this by developing and delivering innovative high-quality services that apply science and technology and global reach to capture, manage and integrate a vast array of drug development data. In certain service areas, such as toxicology, an increasing portion of our business is being provided through strategic, dedicated laboratory testing services contracts, in which our clients commit to purchasing a specific dollar amount of services in exchange for guaranteed access to a portion of our facilities. This arrangement benefits our customers by guaranteeing them long-term capacity and infrastructure to run their preclinical studies, and benefits Covance by allowing us to more efficiently utilize our capacity and resources.

                Operational Excellence.    Our goal is to deliver consistently outstanding service to our clients on a global scale through our platform focused on people, process and clients. As a scientific services company, people are integral to our success. We work to recruit, develop and retain talented people through our "Compelling Offer" program which is designed to provide and encourage highly qualified people to initiate and build a career at Covance. We aim to enhance the effectiveness of these people with superior processes to efficiently deliver a high level of client service. Among other tools, we use Six Sigma to optimize our processes to increase our cost competitiveness, eliminate variability in our client service levels and build competitive advantage. Finally, we seek to leverage consistently outstanding client service by building strategic relationships with our clients that drive growth and help sustain our competitive advantage. Across our People, Process and Clients platform, we seek to utilize technology to augment the talent of our people, to automate robust processes, and to link us more closely to our clients via proprietary systems such as StudyTracker®, LabLink and Trial Tracker®.

                Global Reach.    We believe that it is important to provide a broad range of drug research and development services on a global basis. We have offices, regional monitoring sites and laboratories in more than 50 locations in more than 20 different countries and conduct field work in many other countries. We believe we are a leader among drug development services companies in our ability to support large, global clinical trial programs.

                Acquisitions.    In addition to internal development of services, we consider strategic acquisitions that are complementary to our existing services and that expand our ability to serve our clients. While we cannot exclude the possibility that we may opportunistically seek to take advantage of other situations, we generally expect acquisitions to enhance our existing services either qualitatively or geographically or to add new services that can be integrated with our existing services. In 2006 and 2005, respectively, we enhanced our preclinical pharmacology service offering with the acquisitions of clinical pharmacology sites of Radiant Research Inc. ("Radiant") and GFI Clinical Services ("GFI"), and in 2006 we enhanced our research products antibody services offering with the acquisition of Signet Laboratories, Inc. ("Signet").

Services

                The services we provide constitute two segments for financial reporting purposes: (1) early development services, which includes preclinical services and clinical pharmacology services, and (2) late-stage development services, which includes central laboratory, clinical development, periapproval and market access services. Although each segment has separate services within it, they can be and increasingly are combined in integrated service offerings and we believe clients increasingly are interested in the opportunities for such combined services.

Early Development

Preclinical Services

                Our preclinical services include toxicology services, pharmaceutical chemistry and related services. Our preclinical area has been a source of innovation by introducing new technologies for client access to data such as StudyTracker®, electronic animal identification, multimedia study reports and animal and test tube measures of induced cell proliferation or reproduction. StudyTracker® is an internet-based client access product which allows customers of toxicology, bioanalytical, metabolism and reproductive and developmental toxicology services to review study data and schedules on a near real-time basis. We have laboratories in locations which include Madison, Wisconsin and Vienna, Virginia in the United States and Harrogate, United Kingdom and Muenster, Germany in Europe. We also have bioanalytical laboratories in the United States in Indianapolis, Indiana and Chantilly, Virginia, and an administrative and a sales office in Tokyo, Japan. In 2004, we announced major expansions to each of our Madison, Wisconsin and Harrogate, United Kingdom facilities. The Harrogate expansion opened for studies in the fourth quarter of 2005 and in Madison the new expansion was brought online in the first quarter of 2006. In 2007, Covance completed a significant expansion of its Germany facility and opened a nutritional chemistry laboratory in Singapore. Also in 2007, Covance purchased a partially constructed manufacturing facility on a 47 acre property in Prince William County, Virginia, which we plan to transform into an early drug development laboratory offering safety testing and chemistry analysis services. Covance is also building an early development facility in Chandler, Arizona.

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

                Pharmaceutical and Nutritional Chemistry.    In our pharmaceutical chemistry services, we determine the metabolic profile and bioavailability of drug candidates. We also provide laboratory testing services to the chemical, agricultural chemical and food industries. We offer a complete range of services to agricultural chemical manufacturers to determine the potential risk to humans, animals and the environment from plant protection products such as pesticides. We also offer a broad range of services to the food and nutriceutical industries, including nutritional analysis and nutritional content fact labels.

                Research Products.    We provide custom polyclonal and monoclonal antibody services for research purposes and purpose-bred animals for biomedical research. In May 2006, we expanded our offerings in monoclonal antibodies with the purchase of Signet of Dedham, Massachusetts for cash payments totaling $9.1 million. Signet was a leading provider of monoclonal antibodies used in the research of cancer, and infectious and other diseases. The purpose-bred research animals we provide are required by pharmaceutical and biotechnology companies, university research centers and contract research organizations as part of required preclinical animal safety and efficacy testing. Through a variety of processes, technology and specifically constructed facilities, we provide purpose-bred, pre-acclimated and specific pathogen free animals that meet our clients' rigorous quality control requirements. In 2007, Covance opened a dedicated animal biosafety level 2 (ABSL-2) containment vivarium to allow us to provide full service vaccine testing.

                Bioanalytical Services.    Our bioanalytical testing service, which is conducted in our bioanalytical laboratory in Indianapolis, Indiana and in our immunoanalytical facility in Chantilly, Virginia, as well as in our laboratories in Madison, Wisconsin and Harrogate, United Kingdom, helps determine the appropriate dose and frequency of drug application from late discovery evaluation through Phase III clinical testing on a full-scale, globally integrated basis.

Clinical Pharmacology Services

                We provide clinical pharmacology services, including first-in-human trials, of new pharmaceuticals at our nine sites located throughout the United States and our one site in Leeds, United Kingdom, and also offer our clients access to specialized patient populations needed for Phase II trials in specific therapeutic areas. We have grown this service offering recently through acquisitions. In 2006, we significantly expanded our capacity and capabilities in the United States with the acquisition of Radiant's clinical pharmacology sites and its access to specialized patient populations, for cash payments totaling $66.6 million. In 2005, we acquired GFI for cash payments totaling $6.2 million.

Late-Stage Development

Central Laboratory Services

                We are the world's largest provider of central laboratory services. We have four central laboratories, one in each of the United States, Switzerland, Singapore and China that provide central laboratory services, including biomarker services, to biotechnology and pharmaceutical customers. In 2007, we opened a new purpose built facility in Shanghai, China.

                Our capabilities provide clients the flexibility to conduct studies on a multinational and simultaneous basis. The data we provide is combinable and results in global clinical trial reference ranges because we use consistent laboratory methods, identical reagents and calibrators, and similar equipment globally. Combinable data eliminates the cumbersome process of statistically correlating results generated using different methods and different laboratories on different equipment.

                We also employ a proprietary clinical trials management system that enables us to enter a sponsor's protocol requirements directly into our database. The laboratory data can be audited because all laboratory data can be traced to source documents. In addition, the laboratories are capable of delivering customized data electronically within 24 hours of test completion. Covance also offers pharmacogenomic testing and sample storage technologies in conjunction with our central laboratory services. Central Laboratory Services also offers LabLink, an internet-based client access program that allows customers to review and query clinical trial lab data on a near real-time basis, and the Covance Local Laboratories service, which uses a proprietary system to harmonize laboratory results from local and regional laboratories to help expand the reach of traditional central laboratory services.

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

                We have extensive experience in managing clinical trials in North America, Europe, Latin America and Asia Pacific. These trials may be conducted separately or simultaneously as part of a multinational development plan. We can manage every aspect of clinical trials from clinical development plans and protocol design to New Drug Applications, among other supporting services. In 2006 and 2007, Clinical Development Services continued its expansion into Eastern Europe and Asia Pacific.

                Our clinical development services utilize Trial Tracker®, a web-enabled clinical trial project management and tracking tool which allows both our employees and customers to review and manage all aspects of clinical trial projects. We have also integrated the management of clinical data across our Phase I through IV clinical services using the Oracle® clinical platform.

Clinical Trial Support Services

                Cardiac Safety Services.    In November 2007, we sold our centralized ECG business to eResearchTechnology Inc. for an upfront cash payment of approximately $35 million with the opportunity to receive up to an additional $14 million in contingent consideration relating to transferred backlog as well as from revenues generated from new contracts secured under a long-term marketing arrangement. We continue to offer this service to our clients through this marketing arrangement.

                Interactive Voice and Web Response Services.    To expedite the drug development process and to help reduce costs, we created a proprietary interactive trial management system. This system uses touch-tone telephone technology and, when requested, the internet for data entry purposes and assists our clients in managing clinical trials on a real-time basis and in reducing product waste with just-in-time inventory processing. This system, which is multi-lingual, is available world-wide through toll-free numbers 24 hours per day, seven days per week. We offer this system both in conjunction with clinical trials we conduct and as a stand-alone service.

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

Customers and Marketing

                We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 2007, we served in excess of 300 biopharmaceutical companies, ranging from the world's largest pharmaceutical companies and biotechnology companies to small and start-up organizations.

                While no single customer accounted for more than ten percent of our aggregate net revenue in 2007, we had one customer accounting for more than five but less than ten percent of our net revenues, and our top five customers accounted for less than 25 percent of our net revenues. In our early development segment, no single customer accounted for more than ten percent of net revenues. Our early development segment had two customers accounting for more than five but less than ten percent of its aggregate net revenues. In our late-stage development segment, one customer accounted for more than ten percent of net revenues and two customers accounted for more than five but less than ten percent of its aggregate net revenues.

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

                Our global sales activities are conducted by sales personnel based in our operations in the United States, Europe and Asia Pacific.

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

Backlog

                Some of our studies and projects are performed over an extended period of time, which may exceed several years. We maintain an order backlog to track anticipated net revenues yet to be earned for work that has not yet been performed. However, we do not maintain an order backlog for other services that are performed within a short period of time or where it is not otherwise practical or feasible to maintain an order backlog. Our aggregate backlog at December 31, 2007 and December 31, 2006 was $2.68 billion and $2.23 billion respectively.

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

Competition

                The contract research organization industry has many participants ranging from hundreds of small, limited-service providers to a limited number of full-service contract research organizations with global capabilities. We primarily compete against in-house departments of pharmaceutical companies, full-service and limited-service contract research organizations and, to a lesser extent, selected universities and teaching hospitals.

                In early development services, our significant competitors include Charles River Laboratories International Inc., MDS Inc., PPD, Inc., WIL Laboratories and MPI Research, among others. In late-stage development services our significant competitors include PPD, Inc., Quintiles Transnational Corp., Parexel International Corporation, Kendle International Inc., Icon PLC., PRA International, i3 Research, Pharmanet Development Group Inc. and Quest Diagnostics Incorporated, among others. Covance represents an important market presence in each segment's principal services.

                There is competition for customers on the basis of many factors, including the following: reputation for on-time quality performance; expertise and experience in specific areas; scope of service offerings; strengths in various geographic markets; price; technological expertise and efficient drug development processes; ability to acquire, process, analyze and report data in a rapid and accurate manner; historic experience and relationship; ability to manage large-scale clinical trials both domestically and internationally; quality of facilities; expertise and experience in reimbursement and healthcare consulting; and size. We believe that we compete favorably in these areas.

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

                The use of controlled substances in testing for drugs with a potential for abuse is regulated in the United States by the U.S. Drug Enforcement Administration and by similar regulatory bodies in other parts of the world. All Covance United States laboratories using controlled substances for testing purposes are licensed by the U.S. Drug Enforcement Administration.

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

Employees

                At December 31, 2007, we had approximately 8,700 employees, approximately 35% of whom were employed outside of the United States and approximately 8,000 of whom were full time employees. Our records indicate that 134 of our employees hold M.D. degrees, 294 hold Ph.D. degrees, and 925 hold masters or other postgraduate degrees. We believe that Covance's relations with its employees are good.

Executive Officers

                Joseph L. Herring, 52, has been Covance's Chairman since January 1, 2006 and Chief Executive Officer since January 1, 2005. Mr. Herring was President and Chief Operating Officer from November 2001 to December 31, 2004 and was Covance's Corporate Senior Vice President and President—Early Development Services from September 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring was Vice President of Caremark International, a provider of home care and physician practice management services, and he also served as a Vice President of Baxter International where he was employed for 14 years.

                William E. Klitgaard, 54, has been Covance's Corporate Senior Vice President, Chief Financial Officer and Treasurer since September 2000. From September 1999 to September 2000, Mr. Klitgaard was Covance's Corporate Vice President, Strategy and Corporate Development and Treasurer. From October 1996 to September 1999, Mr. Klitgaard was Covance's Corporate Vice President and Treasurer. Prior to that, Mr. Klitgaard was Treasurer at Kenetech Corporation in San Francisco, and prior to that Mr. Klitgaard spent eleven years in positions of increasing responsibility with Consolidated Freightways Inc.

                Wendel Barr, 46, has been Covance's Executive Vice President and Chief Operating Officer since January 1, 2008, prior to which he had served as Corporate Senior Vice President and President—Early Development North America since February 2003. From October 2000 to February 2003, Mr. Barr was Corporate Vice President and General Manager—Labs North America. Prior to joining Covance, Mr. Barr was the Global Vice President and General Manager of Service for Marconi Medical Systems, which he joined in October 1999. Prior to that, Mr. Barr was the General Manager of Service for General Electric Medical Systems. Mr. Barr was employed by General Electric Co. from 1984 to 1999, in positions of increasing responsibility in services, marketing and global business.

                Richard Cimino, 48, has been Covance's Corporate Senior Vice President and President—Clinical Development, since December 2004. Prior to that, Mr. Cimino was Covance's General Manager of Cardiac Safety Services commencing December 2003. Prior to that, Mr. Cimino was General Manager, America's Health Imaging Group and Corporate Vice President of Eastman Kodak Company. Mr. Cimino serves at Covance's request as a director of Bio-Imaging Technologies, Inc.

                Anthony Cork, 59, has been Covance's Corporate Senior Vice President and President—Early Development Europe since February 2003. From September 2000 to February 2003, Mr. Cork was Covance's Corporate Vice President and General Manager—Labs Europe. Prior to joining Covance, Mr. Cork worked in the pharmaceutical industry for 25 years, holding positions with Eli Lilly and Co., Schering-Plough Corp., and Aventis.

                Michele A. Kennedy, 40, has been Covance's Corporate Vice President, Chief Accounting Officer and Controller since March 2007. Prior to this, Ms. Kennedy served as Assistant Controller of Covance. Ms. Kennedy has been with Covance for 11 years in positions of increasing responsibility. Prior to joining Covance, Ms. Kennedy was an audit manager with Ernst & Young.

                Donald Kraft, 48, has been Covance's Corporate Senior Vice President—Human Resources since July 2002. From January 2001 to June 2002, Mr. Kraft was Corporate Vice President—Human Resources of Covance. From June 2000 to January 2001, Mr. Kraft was Director, Organizational Development of Zurich Financial Services, an insurance company. Prior to June 2000, Mr. Kraft was Director, Organizational Effectiveness of Abbott Laboratories Inc.

                James W. Lovett, 43, has been Covance's Corporate Senior Vice President, General Counsel and Secretary since February 2003. From December 2001 to February 2003, Mr. Lovett was Corporate Vice President, General Counsel and Secretary of Covance. From 1997 to 2001, Mr. Lovett was with FMC Corporation in positions of increasing responsibility and, prior to that, was a partner in the law firm of McDermott, Will & Emery.

                Deborah L. Tanner, 45, has been Covance's Corporate Senior Vice President and President—Global Central Laboratory Services since February 2006. Prior to that Ms. Tanner was Covance's Global Vice President of Operations in Central Laboratory Services commencing in August 2001 and prior to that was Vice President—Analytical Services for Covance Laboratories—Europe. Ms. Tanner has been with Covance for 20 years in positions of increasing responsibility.

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

                Governmental agencies throughout the world, including in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services. Also, if government efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, our customers may spend less, or reduce their growth in spending on research and development. If health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their growth in spending on research and development.

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

We may bear financial risk if we under-price our contracts or overrun cost estimates.

                Since our contracts are often structured as fixed price or fee-for-service with a cap, we bear the financial risk if we initially under-price our contracts or otherwise overrun our cost estimates. Such under-pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

                Competitors in the contract research organization industry range from small, limited-service providers to full service global contract research organizations. Our main competition consists of in-house departments of pharmaceutical companies, full-service and functional contract research organizations, as well as universities and teaching hospitals, to a lesser degree. We compete on a variety of factors, including:

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
  •
  size.

                For instance, our clinical development services have from time-to-time experienced periods of increased price competition which had a material adverse effect on Covance's late-stage development profitability and consolidated net revenues and net income.

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

We may be affected by potential healthcare reform.

                In recent years the United States Congress and state legislatures have considered various types of healthcare reform in order to control growing health care costs. We are unable to predict what legislative proposals will be adopted in the future, if any. Similar reform movements have occurred in Europe and Asia.

                Implementation of healthcare reform legislation that contain costs could limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by pharmaceutical and biotechnology companies which could in turn decrease the business opportunities available to us both in the United States and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings.

We rely on third parties for important services.

                We depend on third parties to provide us with services critical to our business. The failure of any of these third parties to adequately provide the needed services could have a material adverse effect on our business.

Our revenues and earnings are exposed to exchange rate fluctuations.

                We derive a large portion of our net revenues from international operations. For the year ended December 31, 2007, we derived approximately 38% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

                In contracting to work on drug development trials and studies, we face a range of potential liabilities, for example:

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
  •
  errors or omissions from tests conducted for the chemical, agrochemical and food industries;
  •
  risks that animals in our breeding facilities may be infected with diseases that may be harmful and even lethal to themselves and humans despite preventive measures contained in our company policies for the quarantine and handling of imported animals; and
  •
  errors and omissions during a trial or study that may undermine the usefulness of a trial or data from the trial or study.

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

                Contractual indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence or misconduct. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision or in the event that a party who must indemnify us does not fulfill its indemnification obligations or which is beyond the level of our insurance coverage. There can be no assurance that insurance will cover all of such losses or that we will be able to maintain such insurance coverage on terms acceptable to us.

Hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements may harm our business.

                Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While certain of our operations have appropriate disaster recovery plans in place, we currently do not have redundant facilities everywhere in the world to provide IT capacity in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and acts of terrorism (particularly involving cities in which we have offices) could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

Reliance on Facilities

                Covance relies on certain of its facilities. In particular, Covance's preclinical and central laboratory facilities are highly specific and would be difficult to replace in a short period of time. Any event that causes a disruption of the operation of these facilities might impact the Company's ability to provide service to its customers and therefore could have a material adverse affect on its financial condition, results of operations and cash flows.

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

Item 1B.    Unresolved Staff Comments

                None.

Item 2.    Properties

                Covance both owns and leases its facilities. Covance owns substantial facilities in the United States in Madison, Wisconsin, in Vienna, Virginia, in the United Kingdom in Harrogate and Leeds, and in Muenster, Germany for its early development services. Covance is in the process of constructing early development facilities on land it owns in Chandler, Arizona and Prince Williams County, Virginia. Covance owns a substantial facility in Geneva, Switzerland and leases a substantial facility in the United States in Indianapolis, Indiana for its central laboratory services and leases facilities in Indianapolis, Indiana and Chantilly, Virginia for its bioanalytical services. Covance leases substantial facilities for its clinical development services in the United States in Princeton, New Jersey, and in the United Kingdom in Maidenhead. Covance also owns or leases other properties and facilities in the United States, Europe, Asia and Latin America. Covance believes that its facilities are adequate for its operations and that suitable additional space will be available when needed.

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

Quarter	High	Low

First Quarter 2006	$60.70	$48.37

Second Quarter 2006	$63.50	$55.08

Third Quarter 2006	$68.52	$57.77

Fourth Quarter 2006	$67.75	$55.87

First Quarter 2007	$63.57	$57.15

Second Quarter 2007	$70.26	$58.95

Third Quarter 2007	$78.35	$67.50

Fourth Quarter 2007	$90.59	$76.65

                As of February 13, 2008, there were 4,627 holders of record of Covance's common stock.

                Covance has not paid any dividends during 2007 or 2006. Covance does not currently intend to pay dividends, but rather, intends to reinvest earnings in its business.

Item 5a.    Performance Graph

                The graph below provides an indicator of cumulative total shareholder returns for Covance as compared with the Standard & Poor's 500 Stock Index® and the Standard & Poor's Health Care Sector Index®. The graph covers the period of time from December 31, 2002 through December 31, 2007 and assumes $100 was invested on December 31, 2002.

Item 6.    Selected Financial Data

                The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 2007, 2006, 2005, 2004 and 2003. This data has been derived from the audited consolidated financial statements of Covance. You should read this selected historical consolidated financial data in conjunction with Covance's audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report. Historical consolidated financial data may not be indicative of Covance's future performance. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                The information provided in the following table is on an "as reported" basis for all years presented, and includes the results of Covance's cardiac safety service offering ("Cardiac Safety Services") through November 27, 2007. Items affecting comparability between periods include the sale of Cardiac Safety Services in November 2007 and the resultant $6.6 million pre-tax gain on sale; the accounting for stock-based compensation, which effective January 1, 2006 was done under SFAS No. 123R, Share-Based Payments, and which prior to January 1, 2006 was done under the disclosure-only provisions of SFAS 123; a $2.5 million reduction in income tax reserves in 2006 resulting from favorable income tax developments during that year; and the impact of a $4.4 million income tax charge in 2005 associated with the repatriation of $103 million of accumulated foreign earnings under the American Jobs Creation Act of 2004.

	Year Ended December 31
	2007(a)	2006(a)	2005(b)	2004(b)	2003(b)
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenues	$1,546,419	$1,340,203	$1,192,950	$1,020,429	$940,300
Reimbursable out-of-pockets	85,097	65,855	57,504	35,968	33,910

Total revenues	1,631,516	1,406,058	1,250,454	1,056,397	974,210

Costs and expenses:
Cost of revenue	1,017,686	882,190	791,654	677,945	634,722
Reimbursed out-of-pocket expenses	85,097	65,855	57,504	35,968	33,910
Selling, general and administrative	233,890	207,388	178,368	155,656	143,179
Depreciation and amortization	66,197	57,388	47,821	46,354	45,824

Total	1,402,870	1,212,821	1,075,347	915,923	857,635

Income from operations	228,646	193,237	175,107	140,474	116,575

Other (income) expense, net:
Interest (income) expense, net	(9,801)	(7,564)	(3,637)	(2,290)	191
Foreign exchange transaction (gains) losses	(1,375)	212	1,073	238	683
Gain on sale of business	(6,590)	—	—	—	—

Other (income) expense, net	(17,766) (c)	(7,352)	(2,564)	(2,052)	874

Income before taxes and equity investee earnings	246,412 (c)	200,589	177,671	142,526	115,701
Taxes on income	72,934 (c)	57,179 (d)	58,786 (e)	45,532	40,021
Equity investee earnings	2,451	1,588	734	953	456

Net income	$175,929 (c)	$144,998 (d)	$119,619 (e)	$97,947	$76,136

Basic earnings per share	$2.76	$2.28	$1.91	$1.57	$1.23
Diluted earnings per share	$2.71 (c)	$2.24 (d)	$1.88 (e)	$1.52	$1.21

Balance Sheet Data:
Working capital	$411,897	$349,862	$293,982	$289,828	$260,030
Total assets	$1,560,185	$1,297,678	$1,056,603	$924,685	$807,625
Stockholders' equity	$1,110,188	$923,295	$731,771	$637,686	$563,981

Other Financial Data:
Gross margin	34.2%	34.2%	33.6%	33.6%	32.5%
Operating margin	14.8%	14.4%	14.7%	13.8%	12.4%
Net income margin	11.4%	10.8%	10.0%	9.6%	8.1%

Current ratio	2.15	2.21	2.16	2.32	2.37
Book value per share	17.34	14.44	11.65	10.24	9.02
Net days sales outstanding	36	49	56	51	45

  (a)
  2007 and 2006 results include stock-based compensation expense as measured under SFAS 123R. See Financial Statements Note 10—Stock-Based Compensation Plans included elsewhere in this Annual Report.

  (b)
  2005, 2004 and 2003 results reflect stock-based compensation expense as measured under APB 25 (as permitted by SFAS 123) and, accordingly, do not include stock-based compensation expense for stock option grants, as all options were granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant. See Financial Statements Note 10—Stock-Based Compensation Plans included elsewhere in this Annual Report.

  (c)
  Includes a $6,590 gain on the sale of Cardiac Safety Services ($4,152 or $0.06 per diluted share gain, net of tax totaling $2,438).

  (d)
  Includes a $2,467 or $0.04 per diluted share income tax gain associated with the reduction of income tax reserves resulting from favorable income tax developments in 2006.

  (e)
  Includes a $4,400 or $0.07 per diluted share income tax charge associated with the repatriation of $103 million of accumulated foreign earnings under the American Jobs Creation Act.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

                Covance is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two reportable segments for financial reporting purposes: early development services, which includes preclinical and clinical pharmacology service offerings; and late-stage development services, which includes central laboratory, clinical development, periapproval and market access services. Although each segment has separate services within it, they can be combined in joint service offerings and we believe clients increasingly are interested in opportunities for such combined services. Covance believes it is one of the largest drug development services companies, based on annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe this enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

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

                Taxes.    Since Covance conducts operations on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance's profits are further impacted by changes in the tax rates of the various jurisdictions in which Covance operates. In addition, Covance maintains a tax reserve for unrecognized tax benefits, changes to which could impact Covance's effective tax rate in the period such changes are made.

                Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). This authoritative interpretation expanded upon and standardized the manner by which companies are required to account for unrecognized tax benefits. Under the guidance of FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. On January 1, 2007, the Company recognized a $0.6 million increase to its liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings, for the cumulative effect change of adopting FIN 48. The reserve for unrecognized tax benefits at January 1, 2007, as calculated under the measurement provisions of FIN 48, was $9.1 million. Components of the reserve are classified as either a current or long-term liability in the Consolidated Balance Sheet, based on when the Company expects each of the items to be settled. Accordingly, the Company recorded a current liability of $3.5 million in accrued expenses and other current liabilities and a long-term liability of $5.6 million in other liabilities on its Consolidated Balance Sheet at January 1, 2007, including accrued interest of $1.3 million. Consistent with historical practice, Covance records interest and penalties accrued in relation to unrecognized tax benefits as a component of income tax expense.

                As of December 31, 2007, the balance of the reserve for unrecognized tax benefits was $8.9 million, of which $2.6 million is recorded as a current liability in accrued expenses and other current liabilities, and $6.3 million is recorded as a long-term liability in other liabilities on the Consolidated Balance Sheet, including accrued interest of $1.3 million. This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed dividends and research and development credits. The net reduction in the reserve for unrecognized tax benefits from January 1 to December 31, 2007 resulted from the settlement of various state and foreign audits and the recognition of previously unrecognized tax benefits in jurisdictions where the statute of limitations had lapsed, offset by the accrual of additional reserves in 2007, primarily relating to transfer pricing and research and development credit utilization.

                Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest of $1.3 million:

(dollars in millions)
Unrecognized tax benefits as of January 1, 2007, at date of adoption	$7.8
Additions related to tax positions in the prior year	1.1
Additions related to tax positions in the current year	1.3
Reductions due to settlements and payments	(0.8)
Reductions due to statute expiration	(1.8)

Unrecognized tax benefits as of December 31, 2007	$7.6

                Any future changes in the $8.9 million liability for unrecognized tax benefits, resulting from the recognition of tax benefits, would impact the effective tax rate of Covance. Over the next twelve months, it is reasonably possible that the uncertainty surrounding a portion of the reserve for unrecognized tax benefits, related to certain income taxes, dividend income, transfer pricing and state tax issues, will be resolved as a result of the expiration of the statute of limitations or the conclusion of various federal, state and foreign tax audits. As a result, Covance would reduce the carrying value of its reserve for these items by up to $1.9 million including interest of $0.5 million.

                The following tax years remain open to investigation as of December 31, 2007, for the Company's major jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2002-2007
United Kingdom	2005-2007
Switzerland	2003-2007
Germany	2007

                The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at December 31, 2007 is $0.8 million and is recorded as a current liability in accrued expenses and other current liabilities on the Consolidated Balance Sheet. This reserve was reduced by $0.3 million from the January 1, 2007 balance of $1.1 million, primarily from the settlement of state and foreign audits, partially offset by the accrual of interest on outstanding reserves in 2007.

                While Covance believes it has identified all reasonably identifiable exposures and the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures will be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause Covance to either materially increase or reduce the carrying amount of its tax reserves.

                Covance's policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the amounts repatriated in the fourth quarter of 2005 under the American Jobs Creation Act of 2004 (the "Act"), Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings totaling approximately $267 million at December 31, 2007.

                Stock-Based Compensation.    The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.

                Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, ("SFAS 123R") using the modified prospective transition method. SFAS 123R revised SFAS 123, superseded APB 25 and amended Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under that transition method, compensation expense is now recognized in the financial statements on a go forward basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods have not been restated.

                Through the year ended December 31, 2005, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), and, accordingly, accounted for awards under these plans pursuant to the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related Interpretations, as permitted by SFAS 123. Under APB 25, compensation expense was recognized in the financial statements relating to awards of stock. However, no compensation expense was recorded in the financial statements for stock option grants, as all options had been granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation expense was recorded in the financial statements for shares purchased by employees under the Company's Employee Stock Purchase Plan (pursuant to which employees are able to purchase shares of the Company's common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter) as that plan was considered to be non-compensatory under APB 25.

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

                The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Expected stock price volatility	42%	44%	44%
Risk free interest rate(s)	4.7% - 5.1%	3.9% - 4.5%	3.7%
Expected life of options (years)	4.3	4.3	5.0

                Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

                As of December 31, 2007, the total unrecognized compensation cost related to non-vested stock options granted was $5.7 million and is expected to be recognized over a weighted average period of 1.4 years. As of December 31, 2007, the total unrecognized compensation cost related to non-vested performance-based shares and restricted stock awards was $19.9 million and is expected to be recognized over a weighted average period of 1.8 years.

                Impairment of Assets.    Covance reviews its long-lived assets other than goodwill and other indefinite lived intangible assets for impairment, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance's judgment of its ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated.

                Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The test performed for 2007 did not identify any instances of impairment. However, changes in expectations as to the present value of a reporting unit's future cash flows might impact subsequent years' assessments of impairment.

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

                Set forth below is a discussion of the impact that (a) differences between assumed results and actual results and (b) assumption changes have had on our results of operations for the years ended December 31, 2007, 2006 and 2005 and on the financial position of the plans as of December 31, 2007 and 2006 for our United Kingdom defined benefit pension plans (the largest of our defined benefit-type pension plans).

	United Kingdom Plans
(dollars in millions)	2007	2006	2005	2004
Net periodic pension cost	$4.0	$4.6	$4.1	$4.3

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.25%	5.00%	5.75%	6.00%
Expected rate of return on assets	6.75%	6.75%	6.75%	6.00%
Salary increases	4.00%	4.00%	4.00%	3.50%

                The increase (decrease) in the net periodic benefit cost from period to period is attributable to the following:

	United Kingdom Plans
(dollars in millions)	2006 to 2007	2005 to 2006	2004 to 2005
Change in discount rate	$(1.3)	$2.4	$0.4
Change in expected rate of return on assets	—	—	(0.6)
Change in rate of salary increases	—	—	0.4
Other, including differences between actual experience and assumptions used	0.3	(1.9)	(0.4)
Foreign currency exchange rate changes	0.4	—	—

Net change in periodic benefit cost	$(0.6)	$0.5	$(0.2)

	United Kingdom Plans
	2007	2006	2005
Weighted average assumptions used to determine benefit obligation:
Discount rate	5.50%	5.25%	5.00%
Salary increases	4.25%	4.00%	4.00%

                The change in the projected benefit obligation from period to period is attributable to the following:

	United Kingdom Plans
(dollars in millions)	2006 to 2007	2005 to 2006
Projected benefit obligation, beginning of year	$141.3	$119.8
Service/interest cost components of net periodic benefit cost in year	13.5	12.2
Benefits paid	(2.1)	(1.3)
Increase in discount rate	(8.5)	(8.6)
Other, including differences between actual experience and assumptions used	6.3	3.9
Foreign currency exchange rate changes	1.6	15.3

Projected benefit obligation, end of year	$152.1	$141.3

Foreign Currency Risks

                Since Covance operates on a global basis, it is exposed to various foreign currency risks. Two specific risks arise from the nature of certain contracts. The first risk can occur when Covance executes contracts with its customers where the contracts are denominated in a currency different than the local currencies of the Covance subsidiaries performing work under the contracts. As a result, revenue recognized for services rendered may be denominated in a currency different from the currencies in which the subsidiaries' expenses are incurred. Fluctuations in exchange rates (from those in effect at the time the contract is executed and pricing is established to the time services are rendered and revenue is recognized) can affect the subsidiary's net revenues and resultant earnings. This risk is generally applicable only to a portion of the contracts executed by Covance's subsidiaries providing clinical services. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon Covance's consolidated financial results. See "Risk Factors".

                We also have other cross-currency contracts executed by other Covance subsidiaries where the foreign currency amounts billed are determined by converting local currency revenue amounts to the contract billing currency using the exchange rates in effect at the time services are rendered. These contracts do not give rise to foreign currency denominated revenue and local currency denominated expenses, but they do give rise to a second type of risk. This second type of risk results from the passage of time between the invoicing of customers under both of these types of contracts and the ultimate collection of customer payments against such invoices. Because such invoices are denominated in a currency other than the subsidiary's local currency, Covance recognizes a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount as of the invoice date. Subsequent changes in exchange rates from the time the invoice is prepared to the time payment from the customer is received will result in Covance receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable was recorded. This difference is recognized by Covance as a foreign currency transaction gain or loss, as applicable, in the Consolidated Statements of Income.

                Finally, Covance's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At December 31, 2007, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $45.3 million.

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

Results of Operations

                Year Ended December 31, 2007 Compared with Year Ended December 31, 2006.    Net revenues increased 15.4%, or 12.8% excluding the impact of foreign exchange rate variances between both periods, to $1.55 billion for 2007 from $1.34 billion for 2006. Net revenues from Covance's early development segment grew 22.9%, or 20.0% excluding the impact of foreign exchange rate variances between both periods, on strong broad-based performance across the segment's service offerings. Net revenues from Covance's late-stage development segment grew 8.7%, or 6.3% excluding the impact of foreign exchange rate variances between both periods. Strength in clinical development more than offset softness in (1) central laboratory services during the first half of 2007, caused by delays in enrollment, longer trial durations and a shift in the geographic and therapeutic mix of studies; (2) cardiac safety services, due to low orders; and (3) commercialization services, due primarily to fewer new biological service launches.

                Cost of revenue increased 15.4% to $1.02 billion or 65.8% of net revenues for the year ended December 31, 2007 as compared to $882.2 million or 65.8% of net revenues for the corresponding 2006 period.

                Overall, selling, general and administrative expenses increased 12.8% to $233.9 million for 2007 from $207.4 million for 2006. As a percentage of net revenues, selling, general and administrative expenses decreased 40 basis points to 15.1% in 2007 from 15.5% in 2006.

                Depreciation and amortization increased 15.3% to $66.2 million or 4.3% of net revenues for 2007 from $57.4 million or 4.3% of net revenues for 2006 primarily as a result of higher levels of capital spending during 2007.

                Income from operations increased 18.3% to $228.6 million or 14.8% of net revenues for 2007 from $193.2 million or 14.4% of net revenues for the corresponding 2006 period. Income from operations from

Covance's early development segment increased $42.3 million or 27.6% to $195.9 million or 25.2% of net revenues for the year ended December 31, 2007 from $153.6 million or 24.3% of net revenues for the corresponding 2006 period. The $42.3 million increase over the prior year was driven primarily by strength in our global toxicology, chemistry and clinical pharmacology services. Income from operations from Covance's late-stage development segment increased $4.5 million or 3.6% to $128.1 million or 16.7% of net revenues for 2007 from $123.7 million or 17.5% of net revenues for the corresponding 2006 period. While clinical development services operating margin expanded over the prior year, revenue softness in central laboratory in the first half of 2007, cardiac safety and commercialization services, resulted in a decline in Late-Stage Development operating margin as a percentage of revenue as compared to the prior year. Corporate expense increased $11.4 million to $95.4 million or 6.2% of net revenues for 2007 from $84.0 million or 6.3% of net revenues for 2006. Included in Corporate expense is stock-based compensation expense of $21.9 million or 1.4% of net revenues for 2007, as compared to $21.5 million or 1.6% of net revenues for the corresponding 2006 period. The increase in Corporate expenses also reflects an increase in compensation-related expenses and investments in infrastructure to support higher levels of current and expected future growth.

                Other income, net increased $10.4 million to $17.8 million for 2007 from $7.4 million for 2006 primarily as a result of the $6.6 million gain on sale of Covance's cardiac safety service offering and a $2.5 million increase in interest income resulting from higher invested cash balances and higher average interest rates earned on those balances in 2007.

                Covance's effective tax rate for the year ended December 31, 2007 was 29.6% compared to 28.5% for the corresponding 2006 period. The effective tax rate for 2006 included the impact of a $2.5 million reduction in income tax reserves resulting from favorable income tax developments arising in the third quarter, which reduced the effective tax rate in 2006 by 120 basis points.

                Covance has a minority equity position (approximately 20% at December 31, 2007) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the years ended December 31, 2007 and 2006, Covance recognized income of $0.4 million and $0.02 million, respectively, representing its share of BITI's results.

                Covance has a 47% minority equity position in Noveprim Limited, a supplier of research products. During the years ended December 31, 2007 and 2006, Covance recognized $2.0 million and $1.6 million, respectively, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at December 31, 2007 and 2006.

                Net income of $175.9 million for the year ended December 31, 2007 increased $30.9 million or 21.3% as compared to $145.0 million for the corresponding 2006 period, and includes the $4.1 million after tax gain on the sale of Covance's cardiac safety service offering.

    Items Affecting Comparability Between 2006 and 2005

                Prior to 2006, the Company followed the disclosure-only provisions of SFAS 123, and, accordingly, accounted for awards under its stock-based compensation plans pursuant to the recognition and measurement principles of APB 25 and related Interpretations, as permitted by SFAS 123. Under APB 25, compensation expense was recognized in the financial statements relating to awards of stock. However, no compensation expense was recorded in the financial statements for stock option grants, as all options have been granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation expense was recorded in the financial statements for shares purchased by employees under the Company's Employee Stock Purchase Plan (pursuant to which employees are able to purchase shares of the Company's common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter) as that plan was considered to be non-compensatory under APB 25. Covance reflected the expense associated with the fair value of stock-based awards in its required pro forma footnote disclosure under SFAS 123 in its SEC filings.

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

                Management believes that it may be useful for investors, in evaluating 2006 financial performance, to compare to 2005 results that include stock-based compensation computed in accordance with SFAS 123. Management does not assert that such pro forma numbers are superior to the 2005 "as reported" results; however, the pro forma numbers may help investors compare results including stock option expense across both periods.

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

                The following table presents unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 2007. In the opinion of Covance, the information in the table below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included elsewhere in this Annual Report. Operating results for any quarter are not necessarily indicative of the results that may be reported in any future period.

	Quarter Ended
	Dec. 31, 2007		Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006		June 30, 2006	Mar. 31, 2006
	(Dollars in thousands, except per share data)

Net revenues	$410,966		$395,989	$381,145	$358,319	$342,976	$341,478		$335,240	$320,509
Reimbursable out-of-pockets	24,736		18,712	23,029	18,620	16,111	14,681		21,934	13,129

Total revenues	435,702		414,701	404,174	376,939	359,087	356,159		357,174	333,638

Costs and expenses:
Cost of revenue	273,874		258,355	251,078	234,379	222,145	223,662		222,723	213,660
Reimbursed out-of-pocket expenses	24,736		18,712	23,029	18,620	16,111	14,681		21,934	13,129
Selling, general and administrative	58,918		61,089	58,092	55,791	53,594	54,196		51,312	48,286
Depreciation and amortization	17,182		16,447	16,457	16,111	15,920	14,584		14,165	12,719

Total	374,710		354,603	348,656	324,901	307,770	307,123		310,134	287,794

Income from operations	60,992		60,098	55,518	52,038	51,317	49,036		47,040	45,844
Other income, net	(10,757)	(a)	(2,582)	(2,096)	(2,331)	(2,136)	(1,788)		(1,877)	(1,551)

Income before taxes	71,749	(a)	62,680	57,614	54,369	53,453	50,824		48,917	47,395
Taxes on income	21,608	(a)	18,469	16,816	16,041	15,790	12,726	(b)	14,407	14,256
Equity investee earnings	768		403	714	566	650	178		510	250

Net income	$50,909	(a)	$44,614	$41,512	$38,894	$38,313	$38,276	(b)	$35,020	$33,389

Basic earnings per share	$0.80		$0.70	$0.65	$0.61	$0.60	$0.60		$0.55	$0.53
Diluted earnings per share	$0.78	(a)	$0.69	$0.64	$0.60	$0.59	$0.59	(b)	$0.54	$0.52

  (a)
  Amounts include a $6,590 gain ($4,152 or $0.06/diluted share, net of tax totaling $2,438) from the sale of Covance's cardiac safety service offering.

  (b)
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

                Cash and cash equivalents at December 31, 2007 and 2006 were $319.5 million and $219.8 million, respectively. Amounts are principally invested in short-term money market funds. Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance's $75.0 million revolving credit facility (the "Credit Facility") expires in June 2009 and may be expanded to $125.0 million at Covance's election. Covance believes that cash on hand plus cash from operations will provide sufficient liquidity for the foreseeable future. At December 31, 2007, there were no outstanding borrowings and $1.1 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a 75 basis point margin. Costs associated with the Credit Facility consisted primarily of bank fees totaling $0.4 million which are being amortized over the five year facility term. The Credit Facility contains various financial and other covenants. At December 31, 2007, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. A commitment fee of 15 basis points on the undrawn balance of the Credit Facility is payable in arrears on the first day of each July, October, January and April, and totaled approximately $0.1 million during each of the years ended December 31, 2007 and 2006.

                During the year ended December 31, 2007, Covance's operations provided net cash of $293.5 million, an increase of $39.4 million from the corresponding 2006 period. The change in net operating assets provided $40.2 million in cash during 2007, primarily due to an increase in accrued liabilities and unearned revenue, partially offset by an increase in accounts receivable, inventory and prepaids and other current assets, and a decrease in accounts payable, while this net change provided $22.4 million in cash in 2006, primarily due to an increase in accrued liabilities, unearned revenue and accounts payable, partially offset by an increase in prepaids and other current assets. Covance's ratio of current assets to current liabilities was 2.15 at December 31, 2007 and 2.21 at December 31, 2006.

                Investing activities for the year ended December 31, 2007 used $165.5 million versus $211.7 million for the corresponding 2006 period. Capital spending for 2007 totaled $201.0 million, and was primarily for the expansion of our preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, purchase of new equipment, hardware and software. Capital spending for the corresponding 2006 period totaled $136.8 million, and was primarily for the expansion of our preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, purchase of new equipment, hardware and software for newly hired employees.

                Investing activities for 2007 included the initial proceeds from the sale of Covance's cardiac safety service offering totaling $35.2 million. On November 28, 2007, Covance sold its centralized ECG business ("Cardiac Safety Services"), part of Covance's Late Stage Development segment, to eResearchTechnology Inc. ("eRT"). Covance recognized a pre-tax gain of $6.6 million ($4.1 million after tax) from this transaction. Covance and eRT also entered into a ten year marketing agreement under which Covance will continue to offer its clients cardiac safety services. Covance may receive up to an additional $14 million in future contingent consideration relating to transferred backlog and revenues generated by eRT from new contracts secured under the first three years of the marketing agreement. In addition, Covance expects to receive referral fees during the term of the long-term marketing agreement.

                Investing activities for 2006 included cash payments totaling $75.7 million for the acquisitions of Radiant and Signet. In 2006, Covance acquired the stock of Radiant in a merger transaction for cash payments aggregating approximately $66.6 million (including direct acquisition costs of $0.5 million). Radiant's early development clinical sites perform Phase I/IIa clinical trial services. Results of operations for Radiant, which are now part of Covance's Early Development segment, and the fair value of Radiant's assets and liabilities acquired, are included in Covance's consolidated financial statements beginning June 1, 2006. The fair value of Radiant's net assets was $9.2 million. Intangible assets acquired were valued at $6.8 million. The remaining purchase price of $50.6 million represents goodwill.

                In 2006, Covance also acquired certain assets and liabilities of Signet for cash payments totaling $9.1 million (including direct acquisition costs of $0.2 million). Signet specializes in the development of monoclonal antibodies and diagnostic assays for cancer, infectious diseases and neurodegenerative diseases. Results of operations for Signet, which are now part of Covance's Early Development segment, and the fair value of Signet's assets and liabilities acquired, are included in Covance's consolidated financial statements beginning June 1, 2006. The fair value of Signet's net assets was $0.4 million. Intangible assets acquired were valued at $0.9 million. The remaining purchase price of $7.9 million represents goodwill.

                Financing activities for the year ended December 31, 2007 used $32.9 million and were comprised of the purchase into treasury of 977,000 shares of common stock in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in February 2007, and the purchase into treasury of 85,699 shares in connection with employee benefit plans, for an aggregate cost of $66.4 million, partially offset by the proceeds from the exercise of stock options of $22.2 million, excess tax benefits realized on the exercise of stock options of $6.0 million and employee contributions to Covance's employee stock purchase plan of $5.2 million. Financing activities for the year ended December 31, 2006 provided $11.9 million and were primarily comprised of proceeds from the exercise of stock options of $28.4 million, excess tax benefits realized on the exercise of stock options of $7.3 million and employee contributions to Covance's employee stock purchase plan of $4.2 million, partially offset by the purchase into treasury of 414,100 shares of common stock in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in June 2004, and the purchase into treasury of 68,829 shares in connection with employee benefit plans, for an aggregate cost of $28.0 million. At December 31, 2007, there are approximately 2.3 million shares remaining for repurchase under the Board authorized buyback program.

                The effect of exchange rate changes on cash for the year ended December 31, 2007 was an increase of $4.6 million versus an increase of $4.7 million for the prior year. Covance's cash balances increased by $99.7 million during 2007.

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

	Payments due by period
Contractual Obligations(a)	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
	(Dollars in thousands)
Operating Leases	$145,536	$24,520	$39,561	$26,685	$54,770
Purchase Obligations	131,505	80,476	39,991	8,114	2,924

Total	$277,041	$104,996	$79,552	$34,799	$57,694

  (a)
  Excludes $8.9 million, including $1.3 million in interest, related to accruals under FIN 48, of which $2.6 million may become due in less than one year, and the remainder of which, the period of cash settlement cannot be reasonably estimated.

Off-Balance Sheet Arrangements

                At December 31, 2007 and 2006, Covance was not a party to any off-balance sheet arrangements as defined by Regulation S-K Item 303(a)(4)(i), promulgated under the Exchange Act.

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

                In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R") which replaces SFAS No. 141, Business Combinations. The scope of SFAS 141R is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R revises accounting and reporting standards for business combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses by transferring consideration as well as combinations achieved without the transfer of consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this statement is intended to improve the comparability of the information about business combinations provided in financial reports. SFAS 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Covance is currently in the process of evaluating SFAS 141R, and has not yet determined the impact, if any, that accounting for future business combinations under SFAS 141R, effective January 1, 2009, will have on its consolidated results of operations or financial position.

                In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Covance will be required to adopt SFAS 160, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, in the quarter beginning January 1, 2009. Covance is currently in the process of evaluating SFAS 160, and has not yet determined the impact, if any, SFAS 160 will have on its consolidated results of operations or financial position.

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

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

                For the year ended December 31, 2007, approximately 38% of our net revenues were derived from our operations outside the United States. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency" for a more detailed discussion of our foreign currency risks and exposures.

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

                Covance's management concluded that its internal control over financial reporting as of December 31, 2007 was effective and adequate to accomplish the objectives described above. Management's assessment was based upon the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Covance's consolidated financial statements and the effectiveness of control over financial reporting have been audited by an independent registered public accounting firm, Ernst & Young LLP, as stated in their reports which are included elsewhere herein.

/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ William E. Klitgaard William E. Klitgaard Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited Covance Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covance Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on consolidated financial statements and internal control. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

                We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

                In our opinion, Covance Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 21, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited the accompanying consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covance Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

                As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted SFAS No. 123(R), "Share-Based Payments" applying the modified prospective method at the beginning of fiscal year 2006. Also, as discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" at the end of fiscal year 2006, and FIN 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109", as of January 1, 2007.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Covance Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 21, 2008

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

(Dollars in thousands)	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$319,485	$219,810
Accounts receivable	217,657	205,473
Unbilled services	88,835	89,139
Inventory	54,788	49,628
Deferred income taxes	7,825	4,320
Prepaid expenses and other current assets	81,467	71,196

Total Current Assets	770,057	639,566
Property and equipment, net	646,040	500,057
Goodwill, net	105,486	119,725
Other assets	38,602	38,330

Total Assets	$1,560,185	$1,297,678

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$32,252	$35,479
Accrued payroll and benefits	95,313	76,657
Accrued expenses and other current liabilities	66,838	50,855
Unearned revenue	144,870	109,559
Income taxes payable	18,887	17,154

Total Current Liabilities	358,160	289,704
Deferred income taxes	32,562	31,052
Other liabilities	59,275	53,627

Total Liabilities	449,997	374,383

Commitments and Contingencies
Stockholders' Equity:
Preferred stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock—Par value $0.01 per share; 140,000,000 shares authorized; 74,590,229 and 73,427,001 shares issued and outstanding, including those held in treasury, at December 31, 2007 and 2006, respectively	746	734
Paid-in capital	492,373	426,806
Retained earnings	933,106	757,809
Accumulated other comprehensive income	24,154	11,781
Treasury stock at cost (10,548,248 and 9,485,549 shares at December 31, 2007 and 2006, respectively)	(340,191)	(273,835)

Total Stockholders' Equity	1,110,188	923,295

Total Liabilities and Stockholders' Equity	$1,560,185	$1,297,678

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands, except per share data)	2007	2006	2005

Net revenues	$1,546,419	$1,340,203	$1,192,950
Reimbursable out-of-pockets	85,097	65,855	57,504

Total revenues	1,631,516	1,406,058	1,250,454

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	1,017,686	882,190	791,654
Reimbursed out-of-pocket expenses	85,097	65,855	57,504
Selling, general and administrative (excluding depreciation and amortization)	233,890	207,388	178,368
Depreciation and amortization	66,197	57,388	47,821

Total costs and expenses	1,402,870	1,212,821	1,075,347

Income from operations	228,646	193,237	175,107

Other (income) expense, net:
Interest income	(10,269)	(7,809)	(3,969)
Interest expense	468	245	332
Foreign exchange transaction (gain) loss, net	(1,375)	212	1,073
Gain on sale of business	(6,590)	—	—

Other income, net	(17,766)	(7,352)	(2,564)

Income before taxes and equity investee earnings	246,412	200,589	177,671
Taxes on income	72,934	57,179	58,786
Equity investee earnings	2,451	1,588	734

Net income	$175,929	$144,998	$119,619

Basic earnings per share	$2.76	$2.28	$1.91
Weighted average shares outstanding—basic	63,747,732	63,585,722	62,602,454

Diluted earnings per share	$2.71	$2.24	$1.88
Weighted average shares outstanding—diluted	64,820,406	64,782,212	63,773,188

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$175,929	$144,998	$119,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,197	57,388	47,821
Non-cash compensation expense associated with employee benefit and stock compensation plans	26,508	30,397	16,595
Deferred income tax (benefit) provision	(4,903)	561	5,421
Gain on sale of business	(6,590)	—	—
(Gain) loss on sale of property and equipment	(1,346)	11	654
Equity investee earnings	(2,451)	(1,588)	(734)
Changes in operating assets and liabilities, net of businesses acquired and sold:
Accounts receivable	(16,847)	6,332	(24,569)
Unbilled services	304	(842)	(25,077)
Inventory	(5,336)	(8,921)	763
Accounts payable	(2,836)	8,380	2,114
Accrued liabilities	37,153	12,547	9,082
Unearned revenue	35,392	10,544	9,662
Income taxes payable	9,310	6,754	23,384
Other assets and liabilities, net	(16,954)	(12,392)	(2,686)

Net cash provided by operating activities	293,530	254,169	182,049

Cash flows from investing activities:
Capital expenditures	(201,037)	(136,800)	(153,138)
Proceeds from sale of business	35,200	—	—
Acquisition of businesses	—	(75,668)	(7,110)
Other, net	322	806	158

Net cash used in investing activities	(165,515)	(211,662)	(160,090)

Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	33,423	39,905	32,417
Purchase of treasury stock	(66,356)	(28,032)	(58,194)

Net cash (used in) provided by financing activities	(32,933)	11,873	(25,777)

Effect of exchange rate changes on cash	4,593	4,713	(13,177)

Net change in cash and cash equivalents	99,675	59,093	(16,995)

Cash and cash equivalents, beginning of year	219,810	160,717	177,712

Cash and cash equivalents, end of year	$319,485	$219,810	$160,717

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2004	$700	$289,952	$493,192	$41,451		$(187,609)	$637,686

Comprehensive income:
Net income	—	—	119,619	—	$119,619	—	119,619
Currency translation adjustment	—	—	—	(28,084)	(28,084)	—	(28,084)

Total comprehensive income	—	—	—	—	$91,535	—	—

Shares issued under various employee benefit and stock compensation plans	4	20,179	—	—		—	20,183
Stock option exercises	14	28,815	—	—		—	28,829
Tax benefit from stock issued	—	11,732	—	—		—	11,732
Treasury stock, at cost	—	—	—	—		(58,194)	(58,194)

Balance, December 31, 2005	718	350,678	612,811	13,367		(245,803)	731,771

Comprehensive income:
Net income	—	—	144,998	—	$144,998	—	144,998
Currency translation adjustment	—	—	—	21,803	21,803	—	21,803

Total comprehensive income	—	—	—	—	$166,801	—	—

Adjustment from initially applying SFAS 158, net of tax	—	—	—	(23,389)		—	(23,389)
Shares issued under various employee benefit and stock compensation plans	6	34,594	—	—		—	34,600
Stock option exercises	10	28,347	—	—		—	28,357
Tax benefit from stock issued	—	13,187	—	—		—	13,187
Treasury stock, at cost	—	—	—	—		(28,032)	(28,032)

Balance, December 31, 2006	734	426,806	757,809	11,781		(273,835)	923,295

Adjustment from adoption of FIN 48	—	—	(632)	—		—	(632)

Comprehensive income:
Net income	—	—	175,929	—	$175,929	—	175,929
Currency translation adjustment	—	—	—	10,158	10,158	—	10,158
Defined benefit pension plans, net:
Actuarial gain				1,119	1,119		1,119
Prior service credit	—	—	—	1,096	1,096	—	1,096

Total comprehensive income	—	—	—	—	$188,302	—	—

Shares issued under various employee benefit and stock compensation plans	5	31,909	—	—		—	31,914
Stock option exercises	7	22,239	—	—		—	22,246
Tax benefit from stock issued	—	11,419	—	—		—	11,419
Treasury stock, at cost	—	—	—	—		(66,356)	(66,356)

Balance, December 31, 2007	$746	$492,373	$933,106	$24,154		$(340,191)	$1,110,188

The accompanying notes are an integral part of these consolidated financial statements.

 COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

1.    Organization

                Covance Inc. and its subsidiaries ("Covance" or the "Company") is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. Covance's operations constitute two segments for financial reporting purposes. The first segment, early development services, includes preclinical and clinical pharmacology service offerings. The second segment, late-stage development services, includes central laboratory, clinical development, periapproval and market access services. Operations are principally focused in the United States and Europe.

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

    Financial Instruments

                The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts as reported at December 31, 2007 and 2006.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
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

    Prepaid Expenses and Other Current Assets

                In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets and totaled $47.4 million and $37.7 million at December 31, 2007 and 2006, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

    Property and Equipment

                Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method at rates adequate to allocate the cost of the applicable assets over their estimated useful lives, which generally range from ten to forty years for buildings and improvements, three to ten years for equipment, furniture and fixtures and three to five years for computer hardware and software, except for certain large enterprise-wide software applications which are depreciated over eight years. Leasehold improvements are capitalized and amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the associated remaining lease term. The cost of computer software developed or obtained for internal use is accounted for in accordance with the Accounting Standards Executive Committee's Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Repairs and maintenance are expensed as incurred.

    Goodwill and Other Intangible Assets and Impairment

                Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The annual test for impairment performed for 2007, 2006 and 2005 did not identify any instances of impairment.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
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

    Impairment of Long-Lived Assets

                Covance assesses impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Assessments of the recoverability of long-lived assets are conducted when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the asset from the expected future undiscounted cash flows of related operations. No events have been identified that caused an evaluation of the recoverability of the long-lived assets for the years ended December 31, 2007, 2006 and 2005.

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
DECEMBER 31, 2007, 2006 AND 2005
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

                Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). This authoritative interpretation expanded upon and standardized the manner by which companies are required to account for unrecognized tax benefits. Under the guidance of FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. Components of the reserve are classified as either a current or long-term liability in the Consolidated Balance Sheet, based on when the Company expects each of the items to be settled. Consistent with historical practice, Covance records interest and penalties accrued in relation to unrecognized tax benefits as a component of income tax expense.

                The Company also maintains a tax reserve related to exposures for non-income tax matters including value added tax and state sales and use and other taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at December 31, 2007 is $0.8 million and is recorded as a current liability in accrued expenses and other current liabilities on the Consolidated Balance Sheet. This reserve was reduced by $0.3 million from the January 1, 2007 balance of $1.1 million, primarily from the settlement of state and foreign audits, partially offset by the accrual of interest on outstanding reserves in 2007.

                While Covance believes it has identified all reasonably identifiable exposures and the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause Covance to either materially increase or reduce the carrying amount of its tax reserves.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

                Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the one-time opportunity provided under the American Jobs Creation Act, pursuant to which Covance repatriated $103 million in accumulated foreign earnings in the fourth quarter of 2005, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of December 31, 2007. See Note 7.

    Comprehensive Income

                Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented. For the year ended December 31, 2007, comprehensive income also includes adjustments net of tax, for the current year actuarial gains and prior service credits in accordance with SFAS 158. For the year ended December 31, 2006, accumulated other comprehensive income also includes the adjustment resulting from the adoption of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), ("SFAS 158") to record the under funded status of the Company's defined benefit postretirement plans on its balance sheet at December 31, 2006, net of tax.

    Stock-Based Compensation

                The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees. These plans are described more fully in Note 10.

                Through the year ended December 31, 2005, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), and, accordingly, accounted for awards under these plans pursuant to the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related Interpretations, as permitted by SFAS 123. Under APB 25, compensationexpense was recognized in the financial statements relating to awards of stock. However, no compensation expense was recorded in the financial statements for stock option grants, as all options had been granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation expense was recorded in the financial statements for shares purchased by employees under the Company's Employee Stock Purchase Plan as that plan was considered to be non-compensatory under APB 25.

                Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, ("SFAS 123R") using the modified prospective transition method. SFAS 123R revised SFAS 123, superseded APB 25 and amended Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a prospective basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods are not restated.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
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

                In computing diluted EPS for the years ended December 31, 2007, 2006 and 2005, the denominator was increased by 1,072,674 shares, 1,196,490 shares and 1,170,734 shares, respectively, representing the dilutive effect of stock options outstanding at December 31, 2007, 2006 and 2005, with exercise prices less than the average market price of Covance's common stock during each respective period. Excluded from the computation of diluted EPS for the year ended December 31, 2007 were options to purchase 4,805 shares of common stock at prices ranging from $70.57 to $87.33 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2007. Excluded from the computation of diluted EPS for the year ended December 31, 2006 were options to purchase 12,263 shares of common stock at prices ranging from $61.26 to $66.86 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2006. Excluded from the computation of diluted EPS for the year ended December 31, 2005 were options to purchase 54,617 shares of common stock at prices ranging from $47.27 to $52.71 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2005.

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
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

    Supplemental Cash Flow Information

                Cash paid for interest for the years ended December 31, 2007, 2006 and 2005 totaled $0.3 million, $0.2 million and $0.2 million, respectively. Cash paid for income taxes for the years ended December 31, 2007, 2006 and 2005 totaled $63.2 million, $47.8 million and $25.2 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the years ended December 31, 2007 and 2006 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options as measured under SFAS 123R of $6.0 million and $7.4 million, respectively (a corresponding cash inflow of $6.0 million and $7.4 million, respectively, has been included in financing cash flows). The change in income taxes payable in the Consolidated Statement of Cash flows for the year ended December 31, 2005 reflects the full tax benefit received from the exercise of non-qualified stock options of $11.7 million as measured and accounted for under SFAS 123 and APB 25. Pursuant to those standards, both the reduction in income taxes payable and the increase in equity resulting from the full tax benefit received are reflected in operating cash flows.

    Recently Issued Accounting Standards

                In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), ("SFAS 158"). As of December 31, 2006, Covance adopted the recognition and disclosure provisions of SFAS 158, which require an employer to recognize the over funded or under funded status of its defined benefit postretirement plans—measured as the difference between the fair value of plan assets and the projected benefit obligation—as an asset or liability, respectively, in its balance sheet and to recognize changes in the funded status of the plan in the year in which such changes occur through other comprehensive income. SFAS 158 also requires, effective for fiscal years ending after December 15, 2008, that the measurement of the over funded or under funded status of a plan be made as of the employer's fiscal year end and not as of an earlier measurement date. Covance will be required to conform the measurement dates of its plans to December 31 for its fiscal year ending December 31, 2008. Covance does not expect this change in measurement dates to have a material impact on its consolidated results of operations or financial position.

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
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

                In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R") which replaces SFAS No. 141, Business Combinations. The scope of SFAS 141R is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R revises accounting and reporting standards for business combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses by transferring consideration as well as combinations achieved without the transfer of consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this statement is intended to improve the comparability of the information about business combinations provided in financial reports. SFAS 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Covance is currently in the process of evaluating SFAS 141R, and has not yet determined the impact, if any, that accounting for future business combinations under SFAS 141R, effective January 1, 2009, will have on its consolidated results of operations or financial position.

                In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Covance will be required to adopt SFAS 160, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, in the quarter beginning January 1, 2009. Covance is currently in the process of evaluating SFAS 160, and has not yet determined the impact, if any, SFAS 160 will have on its consolidated results of operations or financial position.

3.    Property and Equipment

                Property and equipment at December 31, 2007 and 2006 consist of the following:

	2007	2006
Property and equipment at cost:
Land	$83,106	$51,658
Buildings and improvements	430,142	369,935
Equipment	248,289	227,004
Computer hardware and software	201,661	187,566
Furniture, fixtures & leasehold improvements	75,025	72,574
Construction-in-progress	104,442	43,947

	1,142,665	952,684
Less: Accumulated depreciation and amortization	(496,625)	(452,627)

Property and equipment, net	$646,040	$500,057

                Depreciation and amortization expense aggregated $65.0 million, $56.6 million and $47.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

4.    Goodwill and Amortizable Intangible Assets

                The following table sets forth changes in the carrying amount of goodwill by operating segment, net of accumulated amortization of $17.7 million, for the years ended December 31, 2007 and 2006, respectively:

	Early Development	Late-Stage Development	Total
Balance, December 31, 2005	$11,107	$50,155	$61,262
Goodwill from acquisition of businesses	58,463	—	58,463

Balance, December 31, 2006	69,570	50,155	119,725
Goodwill removed due to divestiture of business	—	(14,239)	(14,239)

Balance, December 31, 2007	$69,570	$35,916	$105,486

                The following table summarizes the Company's acquired amortizable intangible assets (see Note 6), which are reflected in Other Assets on the Consolidated Balance Sheet, as of December 31, 2007 and 2006:

	2007	2006
Intangible assets at cost:
Customer Lists (10 year weighted average useful life)	$4,510	$4,510
Technology (5 year weighted average useful life)	2,340	2,340
Other—Patient List, Backlog and Non-Compete Agreements (weighted average useful lives ranging from 1 to 4 years)	820	820

	7,670	7,670
Less: Accumulated amortization	(1,968)	(792)

Net carrying value	$5,702	$6,878

                Amortization expense for the years ended December 31, 2007 and 2006 was $1.2 million and $0.8 million, respectively. Amortization expense expected to be recorded for each of the next five years is as follows:

Year Ending December 31,
2008	$1,047
2009	$1,010
2010	$937
2011	$649
2012	$466

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

5.    Equity Method Investees

                Covance has a 47% minority equity position in Noveprim Limited, a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim's net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance's investment. This investment is reflected in Other Assets on the Consolidated Balance Sheet. During the years ended December 31, 2007, 2006 and 2005, Covance recognized income of $2.0 million, $1.6 million and $1.3 million, respectively, representing its share of Noveprim's earnings, less the elimination of profit on inventory purchased from Noveprim Limited and still on hand at Covance at December 31, 2007, 2006 and 2005. The carrying value of Covance's investment in Noveprim as of December 31, 2007 and 2006 was $23.2 million and $23.0 million, respectively.

                Covance has a minority equity position (approximately 20% at December 31, 2007) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the years ended December 31, 2007, 2006 and 2005, Covance recognized income of $0.4 million, income of $0.02 million and a loss of $0.5 million, respectively, representing its pro rata share of BITI's earnings. The carrying value of Covance's investment in BITI at December 31, 2007 and 2006 was $0.9 million and $0.5 million, respectively, while the fair market value was $19.0 million at the end of each year.

6.    Acquisitions and Divestitures

                On November 28, 2007, Covance sold its centralized ECG business ("Cardiac Safety Services"), part of Covance's Late Stage Development segment, to eResearchTechnology Inc. ("eRT") for an initial payment of $35.2 million. Covance recognized a pre-tax gain of $6.6 million ($4.1 million after tax) from this transaction. Covance and eRT also entered into a ten year marketing agreement under which Covance will continue to offer its clients cardiac safety services. Covance may receive up to an additional $14 million in future contingent consideration relating to transferred backlog and revenues generated by eRT from new contracts secured under the first three years of the marketing agreement. In addition, Covance expects to receive referral fees during the term of the long-term marketing agreement.

                In May 2006, Covance acquired the stock of Radiant Research Inc. ("Radiant") in a merger transaction for cash payments aggregating $66.6 million (including direct acquisition costs of $0.5 million). The Radiant acquisition included eight early development clinical sites performing Phase I/IIa clinical trial services. Results of operations for Radiant, which are now part of Covance's Early Development segment service offering, and the fair value of Radiant's assets and liabilities acquired, are included in Covance's consolidated financial statements beginning in June 2006.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

6.    Acquisitions and Divestitures (Continued)

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

7.    Taxes on Income

                The components of income before taxes and the related provision (benefit) for taxes on income for 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Income before taxes and equity investee earnings:
Domestic	$161,451	$123,896	$109,189
International	84,961	76,693	68,482

Total	$246,412	$200,589	$177,671

Federal income taxes:
Current provision	$53,457	$41,503	$44,431
Deferred provision (benefit)	2,099	243	(3,077)
International income taxes:
Current provision (benefit)	17,022	12,958	(879)
Deferred (benefit) provision	(6,600)	(3,992)	11,843
State and other income taxes:
Current provision	6,945	5,872	6,908
Deferred provision (benefit)	11	595	(440)

Income tax provision	$72,934	$57,179	$58,786

                The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Taxes at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	1.8	2.1	2.4
Impact of international operations	(7.8)	(8.9)	(7.3)
Federal tax on repatriated earnings	—	—	2.4
Other, net	0.6	0.3	0.6

Total	29.6%	28.5%	33.1%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

                The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Current deferred tax assets:
Liabilities/expenses not currently deductible	$6,707	$3,668
Net operating losses	1,118	652

Total current deferred tax assets	$7,825	$4,320

Non-current deferred taxes:
Deferred tax assets:
Net operating losses	$11,237	$14,197
Liabilities/expenses not currently deductible	12,710	15,688

Total non-current deferred tax assets	23,947	29,885

Deferred tax liabilities:
Property and equipment	(53,106)	(57,798)
Earnings not currently taxable	(3,403)	(3,139)

Total non-current deferred tax liabilities	(56,509)	(60,937)

Net non-current deferred tax liabilities	$(32,562)	$(31,052)

                During the year ended December 31, 2007, the United Kingdom and Germany enacted reductions to their corporate income tax rates which resulted in a revaluation of the deferred tax liabilities and assets attributable to these jurisdictions. The United Kingdom corporate income tax rate was reduced by 200 basis points and as a result, Covance recorded income tax benefits totaling $2.0 million. The German corporate tax rate was reduced by approximately 1,000 basis points and as a result, Covance recorded income tax benefits totaling $1.2 million. These income tax benefits are reflected as a reduction to international income tax expense for the year ended December 31, 2007 which was primarily offset by a shift in the mix of our pre-tax earnings to tax jurisdictions with higher income tax rates.

                As of December 31, 2007, Covance has United States net operating loss carryforwards of $13.9 million relating to the acquisition of Radiant, and $24.3 million of United Kingdom net operating loss carryforwards arising from research and development expenditures and accelerated depreciation. The United States net operating loss carryforwards are subject to limitation under Internal Revenue Code §382 and will expire at various dates through 2026. The United Kingdom net operating loss carryforwards do not expire. It is expected that the entire United States and United Kingdom loss carryforwards will be realized, and accordingly, no valuation allowance has been provided.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

                Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the amounts repatriated in the fourth quarter of 2005 under the Act, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance. As a result, taxes have not been provided on the remaining accumulated foreign unremitted earnings totaling approximately $267 million at December 31, 2007.

                Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). This authoritative interpretation expanded upon and standardized the manner by which companies are required to account for unrecognized tax benefits. Under the guidance of FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. On January 1, 2007, the Company recognized a $0.6 million increase to its liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings, for the cumulative effect change of adopting FIN 48. The reserve for unrecognized tax benefits at January 1, 2007, as calculated under the measurement provisions of FIN 48, was $9.1 million. Components of the reserve are classified as either a current or long-term liability in the Consolidated Balance Sheet, based on when the Company expects each of the items to be settled. Accordingly, the Company recorded a current liability of $3.5 million in accrued expenses and other current liabilities and a long-term liability of $5.6 million in other liabilities on its Consolidated Balance Sheet at January 1, 2007, including accrued interest of $1.3 million. Consistent with historical practice, Covance records interest and penalties accrued in relation to unrecognized tax benefits as a component of income tax expense.

                As of December 31, 2007, the balance of the reserve for unrecognized tax benefits was $8.9 million, of which $2.6 million is recorded as a current liability in accrued expenses and other current liabilities, and $6.3 million is recorded as a long-term liability in other liabilities on the Consolidated Balance Sheet, including accrued interest of $1.3 million. This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed dividends and research and development credits. The net reduction in the reserve for unrecognized tax benefits from January 1 to December 31, 2007 resulted from the settlement of various state and foreign audits and the recognition of previously unrecognized tax benefits in jurisdictions where the statute of limitations had lapsed, offset by the accrual of additional reserves in 2007, primarily relating to transfer pricing and research and development credit utilization. Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest of $1.3 million:

(dollars in millions)
Unrecognized tax benefits as of January 1, 2007, at date of adoption	$7.8
Additions related to tax positions in the prior year	1.1
Additions related to tax positions in the current year	1.3
Reductions due to settlements and payments	(0.8)
Reductions due to statute expiration	(1.8)

Unrecognized tax benefits as of December 31, 2007	$7.6

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

                Any future changes in the $8.9 million liability for unrecognized tax benefits, resulting from the recognition of tax benefits, would impact the effective tax rate of Covance. Over the next twelve months, it is reasonably possible that the uncertainty surrounding a portion of the reserve for unrecognized tax benefits, related to certain income taxes, dividend income, transfer pricing and state tax issues, will be resolved as a result of the expiration of the statute of limitations or the conclusion of various federal, state and foreign tax audits. As a result, Covance would reduce the carrying value of its reserve for these items by up to $1.9 million including interest of $0.5 million.

                The following tax years remain open to investigation as of December 31, 2007, for the Company's major jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2002-2007
United Kingdom	2005-2007
Switzerland	2003-2007
Germany	2007

8.    Credit Facility

                Covance has a $75.0 million revolving credit facility (the "Credit Facility"), which expires in June 2009. At both December 31, 2007 and 2006, there were no outstanding borrowings under the Credit Facility. At December 31, 2007 and 2006, there were $1.1 million and $0.8 million, respectively, of outstanding letters of credit under the Credit Facility.

                At December 31, 2007, Covance was in compliance with the terms of the Credit Facility, including all financial covenants. Commitment fees paid during 2007, 2006 and 2005, which under the Credit Facility are 15 basis points on the undrawn balance, approximated $0.1 million in each year. The Credit Facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans

                Covance sponsors various pension and other post-retirement benefit plans.

    Defined Benefit Pension Plans

                Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded and has a measurement date of September 30, while the United Kingdom pension plans are funded and have a measurement date of December 31. Covance's funding policy has been to contribute annually a fixed percentage of the eligible employee's salary at least equal to the local statutory funding requirements. The components of net periodic pension cost for these plans for 2007, 2006 and 2005 are as follows:

	United Kingdom Plans			German Plan
	2007	2006	2005	2007	2006	2005
Components of Net Periodic Pension Cost:
Service cost	$5,957	$5,878	$4,908	$512	$416	$346
Interest cost	7,506	6,284	5,595	394	310	272
Expected return on plan assets	(8,620)	(7,144)	(5,694)	—	—	—
Amortization of net actuarial loss	1,424	1,862	1,525	60	53	17
Expected participant contributions	(2,247)	(2,265)	(2,224)	—	—	—

Net periodic pension cost	$4,020	$4,615	$4,110	$966	$779	$635

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.25%	5.00%	5.75%	4.90%	4.65%	5.10%
Expected rate of return on assets	6.75%	6.75%	6.75%	n/a	n/a	n/a
Salary increases	4.00%	4.00%	4.00%	2.65%	2.50%	2.50%

                The weighted average expected long term rate of return on the assets of the United Kingdom pension plans is based on the target asset allocation and the average rate of growth expected for the asset classes invested. The weighted average rate of expected growth is derived from a combination of historic returns, current market indicators, the expected risk premium for each asset class over the risk-free rate and the opinion of professional advisors.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The change in the projected benefit obligation and plan assets, the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2007 and 2006 is as follows:

	United Kingdom Plans		German Plan
	2007	2006	2007	2006
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$141,343	$119,789	$7,349	$5,735
Service cost	5,957	5,878	512	416
Interest cost	7,506	6,284	394	310
Actuarial (gain) loss	(2,123)	(4,674)	(265)	308
Benefits paid	(2,107)	(1,259)	(112)	(88)
Foreign currency exchange rate changes	1,568	15,325	636	668

Benefit obligation, end of year	$152,144	$141,343	$8,514	$7,349

Change in Fair Value of Assets:
Fair value of plan assets, beginning of year	$123,736	$98,344	$—	$—
Covance contributions	4,358	3,243	—	—
Employee contributions	2,189	2,087	—	—
Actual return on plan assets	7,190	8,266	—	—
Benefits paid	(2,107)	(1,259)	—	—
Foreign currency exchange rate changes	1,343	13,055	—	—

Fair value of plan assets, end of year	$136,709	$123,736	$—	$—

Funded status at end of year—under funded	$(15,435)	$(17,607)	$(8,514)	$(7,349)

	United Kingdom Plans		German Plan
	2007	2006	2007	2006
Amounts recognized in the consolidated balance sheets:
Current liabilities	$—	$—	$(130)	$(114)
Non-current liabilities	(15,435)	(17,607)	(8,384)	(7,235)

Total	$(15,435)	$(17,607)	$(8,514)	$(7,349)

                The amounts recognized in accumulated other comprehensive income as of December 31, 2007 and 2006 are as follows:

	United Kingdom Plans		German Plan
	2007	2006	2007	2006
Net actuarial loss	$27,372	$29,769	$1,097	$1,688
Less: Tax benefit (deferred tax asset)	(7,964)	(8,930)	(386)	(726)

Accumulated other comprehensive income impact	$19,408	$20,839	$711	$962

                The estimated net actuarial loss for the United Kingdom and German pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2008 is $1,293 and $37, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

	United Kingdom Plans		German Plan
	2007	2006	2007	2006
Weighted Average Assumptions Used to Determine Benefit Obligations:
Discount rate	5.50%	5.25%	5.60%	4.65%
Salary increases	4.25%	4.00%	3.00%	2.50%

                The accumulated benefit obligation for the United Kingdom pension plans was $126,396 and $116,236 at December 31, 2007 and 2006, respectively. The accumulated benefit obligation for the German plan was $6,464 and $5,725 at December 31, 2007 and 2006, respectively.

                The investment policies for the United Kingdom pension plans are set by the plan trustees, based upon the guidance of professional advisors and after consultation with the Company, taking into consideration the plans' liabilities and future funding levels. The trustees have set the long-term investment policy largely in accordance with the asset allocation of a broadly diversified investment portfolio. Assets are invested within the target ranges as follows:

Equity securities	51%–61%
Debt securities	31%–44%
Real estate	0%–9%
Other	0%–5%

                The weighted average asset allocation of the United Kingdom pension plans as of December 31, 2007 and 2006 by asset category is as follows:

	2007	2006
Equity securities	56%	56%
Debt securities	32%	37%
Real estate	7%	3%
Other	5%	4%

Total	100%	100%

                Investments are made in pooled investment funds. Pooled investment fund managers are regulated by the Financial Services Authority in the United Kingdom and operate under terms which contain restrictions on the way in which the portfolios are managed and require the managers to ensure that suitable internal operating procedures are in place. The trustees have set performance objectives for each fund manager and routinely monitor and assess the managers' performance against such objectives.

                Covance expects to contribute $6,212 to its United Kingdom plans in 2008. No contributions are expected to be made to the German plan, since that plan is unfunded.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                Expected future benefit payments are as follows:

Year Ending December 31,	United Kingdom Plans	German Plan
2008	$2,774	$130
2009	$3,623	$141
2010	$3,490	$164
2011	$3,258	$182
2012	$4,101	$188
2013-2017	$28,153	$1,126

    Supplemental Executive Retirement Plan

                In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan ("SERP"). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The measurement date for the SERP is November 30. The components of net periodic pension cost for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Components of Net Periodic Pension Cost:
Service cost	$1,085	$926	$1,108
Interest cost	773	655	586
Amortization of prior service cost	76	76	76
Amortization of net actuarial loss	41	33	—

Net periodic pension cost	$1,975	$1,690	$1,770

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	5.50%	6.00%
Salary increases	4.00%	4.00%	4.00%

                The change in the projected benefit obligation, the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2007 and 2006 is as follows:

	2007	2006
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$12,954	$10,988
Service cost	1,085	926
Interest cost	773	655
Actuarial (gain) loss	(943)	385

Benefit obligation, end of year	$13,869	$12,954

Funded status at end of year—under funded	$(13,869)	$(12,954)

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

	2007	2006
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2,359)	$(1,623)
Non-current liabilities	(11,510)	(11,331)

Total	$(13,869)	$(12,954)

                The amounts recognized in accumulated other comprehensive income and not yet recognized as a component of net periodic pension cost as of December 31, 2007 and 2006 are as follows:

	2007	2006
Net actuarial loss	$2,549	$1,783
Prior service (credit) cost	(1,292)	534
Less: Tax benefit (deferred tax asset)	(503)	(927)

Accumulated other comprehensive income impact	$754	$1,390

                The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2008 are $107 and $(119), respectively.

	2007	2006
Weighted Average Assumptions Used to Determine Benefit Obligation:
Discount rate	5.75%	5.50%
Salary increases	4.00%	4.00%

                The accumulated benefit obligation as of December 31, 2007 and 2006 is $12,797 and $11,419, respectively.

                Expected future benefit payments are as follows:

Year Ending December 31,
2008	$2,359
2009	$584
2010	$—
2011	$—
2012	$981
2013-2017	$11,164

    Post-Employment Retiree Health and Welfare Plan

                Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees. The measurement date for this plan is November 30. The components of net periodic post-retirement benefit cost for 2007, 2006 and 2005 are as follows:

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

	2007		2006		2005
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$148		$155		$164
Interest cost	304		293		366
Amortization of net actuarial loss	20		4		175

Net periodic post-retirement benefit cost	$472		$452		$705

Weighted Average Assumptions Used to Determine Net Periodic
Post-retirement Benefit Cost:
Weighted average discount rate	5.50%		5.50%		6.00%
Health care cost trend rate	9.00	%(a)	9.00	%(a)	9.00	%(a)

  (a)
  decreasing to ultimate trend of 5.00% in 2011

                The change in the projected post-retirement benefit obligation, the funded status of the plan and the reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2007 and 2006 is as follows:

	2007	2006
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$5,305	$5,814
Service cost	148	155
Interest cost	304	293
Participant contributions	372	341
Actuarial loss (gain)	194	(606)
Benefits paid	(819)	(781)
Federal subsidy on benefits paid	15	89

Benefit obligation, end of year	$5,519	$5,305

Funded status at end of year—under funded	$(5,519)	$(5,305)

	2007	2006
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(584)	$(882)
Non-current liabilities	(4,935)	(4,423)

Total	$(5,519)	$(5,305)

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The amounts recognized in accumulated other comprehensive income as of December 31, 2007 and 2006 are as follows:

	2007	2006
Net actuarial loss	$503	$330
Less: Tax benefit (deferred tax asset)	(201)	(132)

Accumulated other comprehensive income impact	$302	$198

                We do not anticipate any of the net actuarial loss related to the retiree health and welfare plan to be amortized from accumulated other comprehensive income into net periodic pension cost in 2008.

	2007		2006
Assumptions Used to Determine Benefit Obligation:
Weighted average discount rate	5.75%		5.50%
Health care cost trend rate	8.50	%(a)	9.00	%(a)

  (a)
  decreasing to ultimate trend of 5.00% in 2014

                A one-percentage-point increase or decrease in the assumed health care cost trend rate would not impact the net service and interest cost components of the net periodic post-retirement benefit cost or the post-retirement benefit obligation since future increases in plan costs are paid by participant contributions. Covance expects to contribute $584 to the post-employment retiree health and welfare plan in 2008.

                Expected future gross benefit payments, Federal subsidies and net benefit payments are as follows:

Year Ending December 31,	Gross Benefit Payments	Federal Subsidies	Net Benefit Payments
2008	$1,011	$(114)	$897
2009	$1,050	$(124)	$926
2010	$1,097	$(131)	$966
2011	$1,110	$(139)	$971
2012	$1,122	$(152)	$970
2013-2017	$6,272	$(311)	$5,961

    Defined Contribution Plans

                U.S. employees are eligible to participate in Covance's 401(k) plan, while employees in international locations are eligible to participate in either defined benefit or defined contribution plans, depending on the plan offered at their location. Aggregate Covance contributions to its various defined contribution plans totaled $20.9 million, $17.1 million and $14.6 million for 2007, 2006 and 2005, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity

    Preferred Stock

                Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 2007, no Covance Series Preferred Stock has been issued or is outstanding.

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

    Treasury Stock

                In February 2007, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance's stock repurchase program. For the years ended December 31, 2007, 2006, and 2005, Covance repurchased 1.0 million shares, 0.4 million shares, and 1.2 million shares, respectively, under Covance's stock repurchase program. At December 31, 2007 there were 2.3 million shares remaining for purchase under the 2007 authorization. Covance also reacquires shares of its common stock in connection with certain employee benefit plans primarily when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards. The following table sets forth the treasury stock activity during 2007, 2006 and 2005:

	2007		2006		2005
(amounts in thousands)	$	# shares	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$59,628	977.0	$23,975	414.1	$53,210	1,195.5
Employee benefit plans	6,728	85.7	4,057	68.8	4,984	106.5

Total	$66,356	1,062.7	$28,032	482.9	$58,194	1,302.0

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

    Stock-Based Compensation Plans

                In May 2007, Covance's shareholders approved the 2007 Employee Equity Participation Plan (the "2007 EEPP") in replacement of the 2002 Employee Equity Participation Plan (the "2002 EEPP"). Effective upon approval of the 2007 EEPP, no further grants or awards were permitted under the 2002 EEPP. Shares remaining for grant under the 2002 EEPP will be available for grant under the 2007 EEPP. In addition, the Covance Board of Directors directed that, effective May 3, 2007, no further grants would be permitted under the 2002 Employee Stock Option Plan (the "2002 ESOP") and, unlike the 2002 EEPP, shares remaining for grant under the 2002 ESOP would not be available for grant under the 2007 EEPP. The 2007 EEPP became effective on May 3, 2007 and will expire on May 2, 2017. The 2007 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the "Compensation Committee"), or such committee as is appointed by the Covance Board of Directors, to administer the 2007 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant equity interest. The 2007 EEPP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. The exercise period for stock options granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant. Generally, options vest over a three year period for senior executives and over a two year period for all other optionees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2007 EEPP totaled approximately 1.6 million plus approximately 3.3 million shares remaining available under the 2002 EEPP at the time the 2007 EEPP was approved. All stock option grants under the 2002 EEPP remaining outstanding are now administered in accordance with the provisions of the 2002 EEPP out of shares issuable under the 2007 EEPP. The Company issues authorized but previously unissued shares when options are exercised or for stock awards. At December 31, 2007 there were approximately 4.9 million shares remaining available for option grants or awards under the 2007 EEPP, up to 1.8 million of which are available for issuance as stock awards. There have been no grants of stock appreciation rights or grants to consultants of Covance or entities in which Covance has a controlling or significant equity interest under the 2002 ESOP, the 2002 EEPP or the 2007 EEPP.

                Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. SFAS 123R revised SFAS 123, superseded APB 25 and amended Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a prospective basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods are not restated.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

                Results of operations for the year ended December 31, 2007 include $21.9 million ($14.7 million net of tax benefit of $7.2 million) of total stock-based compensation expense, $7.5 million of which has been included in cost of revenue and $14.4 million of which has been included in selling, general and administrative expenses. Results of operations for the year ended December 31, 2006 include $21.5 million ($14.5 million net of tax benefit of $7.0 million) of total stock-based compensation expense, $7.0 million of which has been included in cost of revenue and $14.5 million of which has been included in selling, general and administrative expenses.

                Prior to January 1, 2006, Covance followed the disclosure-only provisions of SFAS 123 and, accordingly, accounted for awards under its share based compensation plans pursuant to the recognition and measurement principles of APB 25 and related Interpretations, as permitted by SFAS 123. Under APB 25, compensation expense was recognized in the financial statements for the fair value of stock awards. However, no compensation expense was recorded in the financial statements for stock option grants, as all options have been granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation expense was recorded in the financial statements for shares purchased by employees under the Company's Employee Stock Purchase Program as that plan was considered to be non-compensatory under APB 25. The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 had Covance applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation plans.

Net income for the year ended December 31, 2005, as reported	$119,619
Add: Stock award-based employee compensation included in reported net income, net of related tax effects	5,219
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,096)

Pro forma net income for the year ended December 31, 2005	$107,742

Earnings per share for the year ended December 31, 2005:
Basic—as reported	$1.91
Basic—pro forma	$1.72

Diluted—as reported	$1.88
Diluted—pro forma	$1.69

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
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

                The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected stock price volatility	42%	44%	44%
Risk free interest rate(s)	4.7% - 5.1%	3.9% - 4.5%	3.7%
Expected life of options (years)	4.3	4.3	5.0

                The following table sets forth Covance's stock option activity as of and for the year ended December 31, 2007:

	Number of Shares (in thousands)	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Options outstanding, December 31, 2006	2,961.6	$32.46
Granted	292.1	$63.22
Exercised	(728.0)	$30.56
Forfeited	(35.1)	$50.27

Options outstanding, December 31, 2007	2,490.6	$36.37	6.2 years	$125.1

Vested & unvested expected to vest, December 31, 2007	2,435.3	$35.97	6.1 years	$123.3

Exercisable at December 31, 2007	1,976.6	$30.41	5.5 years	$111.1

                The weighted-average grant-date fair value per share of options granted during 2007, 2006 and 2005 were $24.40, $22.00 and $18.14, respectively. As of December 31, 2007, the total unrecognized compensation cost related to non-vested stock options granted was $5.7 million and is expected to be recognized over a weighted average period of 1.4 years.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

                The following table sets forth the aggregate intrinsic value of options exercised and the aggregate grant-date fair value of shares which vested during 2007, 2006 and 2005:

	2007	2006	2005
(in millions)
Aggregate intrinsic value of options exercised	$28.6	$32.7	$33.9
Aggregate grant-date fair value of shares vested	$10.3	$13.7	$19.3

                Cash proceeds from stock options exercised during the years ended December 31, 2007, 2006 and 2005 totaled $22.2 million, $28.4 million and $28.8 million, respectively. Prior to the adoption of SFAS 123R, the Company presented the tax benefit of deductions resulting from the exercise of stock options as an operating cash flow in the Statements of Cash Flows in accordance with SFAS 123 and APB 25. For the year ended December 31, 2005, the tax benefit realized and included in operating cash flows totaled $11.7 million. SFAS 123R requires that the cash flows resulting from tax benefits realized on tax deductions "in excess of" the compensation expense recognized (either in the financial statements or the pro forma footnote disclosures) for stock options exercised in the period be classified as a financing cash flow. The "excess tax benefit" classified as a financing cash inflow during the years ended December 31, 2007 and 2006 were $6.0 million and $7.4 million, respectively, and would have been classified as an operating cash inflow under SFAS 123. The actual tax benefit realized on stock options exercised during the years ended December 31, 2007 and 2006 were $9.2 million and $12.8 million, respectively. The difference between the actual tax benefit received and the "excess tax benefit" computed in accordance with SFAS 123R for the years ended December 31, 2007 and 2006, of $3.2 million and $5.4 million, respectively, continues to be classified as an operating cash inflow.

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

                The following table sets forth Covance's performance-based shares and restricted stock activity as of and for the year ended December 31, 2007:

	Performance-based Shares		Restricted Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	187.1	$48.61	209.2	$55.61
Granted	194.9	$58.60	155.0	$64.37
Vested	(141.0)	$43.91	(60.0)	$57.17
Forfeited	—	—	(34.3)	$59.24

Nonvested at December 31, 2007	241.0	$59.43	269.9	$59.84

                The blended weighted average grant-date fair value of performance-based shares and restricted stock awards granted during the year ended December 31, 2007, 2006 and 2005 was $61.16, $53.65 and $36.39, respectively. As of December 31, 2007, the total unrecognized compensation cost related to non-vested performance-based shares and restricted stock awards was $19.9 million. This cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of performance-based shares which vested during 2007, 2006 and 2005 was $6.2 million, $7.3 million and $6.8 million, respectively. The total fair value of

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

restricted stock awards which vested during 2007, 2006 and 2005 was $3.4 million, $0.1 million and $1.3 million, respectively.

                Employee Stock Purchase Plan—Covance also has an employee stock purchase plan (the "ESPP") pursuant to which Covance may make available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP, administered by the Compensation Committee, is intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions. A maximum of 3.0 million shares may be purchased by Covance employees under the ESPP. During 2007, 2006 and 2005, a total of 99,441 shares, 92,927 shares and 102,501 shares of common stock, respectively, were issued under the ESPP. At December 31, 2007, there were approximately 0.8 million shares remaining for purchase under the ESPP.

11.    Commitments and Contingencies

                Minimum annual rental commitments under non-cancelable operating leases, primarily for its offices and laboratory facilities, in effect at December 31, 2007 are as follows:

Year Ending December 31,
2008	$24,520
2009	$21,832
2010	$17,729
2011	$13,779
2012	$12,906
2013 and beyond	$54,770

                Operating lease rental expense aggregated $28.4 million, $27.0 million and $24.8 million for 2007, 2006 and 2005, respectively.

12.    Segment Information

                Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's preclinical and clinical pharmacology service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance's central laboratory, clinical development, periapproval and market access services, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug's commercial potential. The accounting policies of the reportable segments are the same as those described in Note 2.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

12.    Segment Information (Continued)

	Early Development		Late-Stage Development	Other Reconciling Items		Total
Total revenues from external customers:
2007	$777,665		$768,754	$85,097	(a)	$1,631,516
2006	$632,786		$707,417	$65,855	(a)	$1,406,058
2005	$562,167		$630,783	$57,504	(a)	$1,250,454
Depreciation and amortization:
2007	$41,342		$21,098	$3,757	(b)	$66,197
2006	$32,085		$21,089	$4,214	(b)	$57,388
2005	$26,165		$17,988	$3,668	(b)	$47,821
Operating income:
2007	$195,902		$128,105	$(95,361)	(c)	$228,646
2006	$153,551		$123,652	$(83,966)	(c)	$193,237
2005	$140,087		$104,667	$(69,647)	(c)	$175,107
Segment assets:
2007	$933,746		$461,788	$164,651	(d)	$1,560,185
2006	$742,374		$416,792	$138,512	(d)	$1,297,678
2005	$550,516		$354,124	$151,963	(d)	$1,056,603
Investment in equity method investees:
2007	$23,244	(e)	$—	$911	(f)	$24,155
2006	$22,997	(e)	$—	$472	(f)	$23,469
2005	$21,745	(e)	$—	$455	(f)	$22,200
Capital expenditures:
2007	$163,810		$17,314	$19,913	(g)	$201,037
2006	$111,551		$16,956	$8,293	(g)	$136,800
2005	$114,624		$33,141	$5,373	(g)	$153,138

  (a)
  Represents revenues associated with reimbursable out-of-pocket expenses.

  (b)
  Represents depreciation and amortization on corporate fixed assets.

  (c)
  Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal). 2007 and 2006 include incremental stock-based compensation expense under SFAS 123R.

  (d)
  Represents corporate assets.

  (e)
  Represents equity investment in Noveprim Limited.

  (f)
  Represents equity investment in Bio-Imaging Technologies, Inc.

  (g)
  Represents corporate capital expenditures.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, unless otherwise indicated)

12.    Segment Information (Continued)

    Enterprise-Wide Disclosures

                Net revenues from external customers for each significant service area for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Preclinical Laboratory Services	Central (Clinical) Laboratory Services	Clinical Development Services	All Other Services	Total
2007	$601,413	$376,090	$255,345	$313,571	$1,546,419
2006	$496,575	$358,351	$197,533	$287,744	$1,340,203
2005	$445,502	$305,065	$177,862	$264,521	$1,192,950

                Net revenues from external customers and long-lived assets for each significant geographic location for the years ended December 31, 2007, 2006 and 2005 are as follows:

	United States	United Kingdom	Switzerland	Other	Total
Net revenues from external customers(1)
2007	$958,706	$224,236	$161,754	$201,723	$1,546,419
2006	$850,554	$180,236	$147,321	$162,092	$1,340,203
2005	$758,220	$166,062	$132,964	$135,704	$1,192,950
Long-lived assets(2)
2007	$454,648	$119,634	$28,646	$43,112	$646,040
2006	$323,672	$119,782	$28,659	$27,944	$500,057
2005	$265,944	$102,262	$27,509	$14,950	$410,665

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

                (b)    Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. See Management's Report on Consolidated Financial Statements and Internal Control, which is included herein.

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

                (d)    Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

                None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

                The information required by this item for executive officers is set forth under the heading "Executive Officers" in Part I, Item 1 of this report.

Directors

                Kathleen G. Bang, 58, was the President and Chief Executive Officer of Northwestern Memorial Foundation, a not-for-profit affiliate of Northwestern Memorial HealthCare ("Northwestern"), an academic medical center, from February 2002 until her retirement in 2004. Prior to February 2002, Ms. Bang was the Executive Vice President and Chief Operating Officer of Northwestern. Ms. Bang joined Northwestern in 1986 and was Executive Vice President and Chief Operating Officer since 1988. Ms. Bang also was Chair of the Governing Council for Metropolitan Hospitals of the American Hospital Association from January 1996 to December 1998, and Board member of the Illinois Hospital Association from 1995 through 2003 and served as Chair in 2002. Ms. Bang has been a member of the Covance Board since 1998.

                Robert Barchi, M.D., Ph.D., 61, has been President of Thomas Jefferson University since September 2004. Prior to that, Dr. Barchi was Provost of the University of Pennsylvania since 1999. Previously, he served as Chair of the University's Department of Neurology and as founding Chair of the University's Department of Neuroscience. Dr. Barchi was also Director of the Mahoney Institute of Neurological Sciences for more than 12 years and was the Director of the Dana Fellowship Program in Neuroscience and Director of the Clinical Neuroscience Track. He was the founder and President of Penn Neurocare, a regional specialty network. Dr. Barchi has been a member of the Covance Board since October 2003.

                Gary E. Costley, Ph.D., 64, is a co-founder and managing director of C&G Capital and Management, LLC, which provides capital and management to health, medical and nutritional products and services companies. He was Chairman and Chief Executive Officer of International Multifoods Corporation, a manufacturer and marketer of branded consumer food and food service products from 2001 until 2004, and Chairman, President and Chief Executive Officer from 1997 through 2001. He is also a member of the Board of Directors of The Principal Financial Group, Tiffany & Co., and Prestige Brand Holdings, Inc. Dr. Costley has been a member of the Covance Board since September 2007.

                Sandra L. Helton, 58, was Executive Vice President and Chief Financial Officer of Telephone & Data Systems, Inc., a telecommunications service company, ("TDS") from October 2000 through December 2006. She joined TDS as Executive Vice President—Finance and Chief Financial Officer in August 1998. Prior to joining TDS, Ms. Helton was the Vice President and Corporate Controller of Compaq Computer Corporation between 1997 and 1998. Prior to that time, Ms. Helton was employed by Corning Incorporated ("Corning"). At Corning, Ms. Helton was Senior Vice President and Treasurer between 1994 and 1997 and was Vice President and Treasurer between 1991 and 1994. Ms. Helton is also the Director of The Principal Financial Group, a global financial institution. Ms. Helton has been a member of the Covance Board since September 2003.

                Joseph L. Herring, 52, has been Covance's Chairman since January 1, 2006 and Chief Executive Officer since January 1, 2005. Mr. Herring was President and Chief Operating Officer from 2001 to December 2004 and was Covance's Corporate Senior Vice President and President—Early Development Services from 1999 to 2001. From 1996 to 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring was Vice President of Caremark International, a provider of home care and physician practice management services, and he also served as a Vice President of Baxter International where he was employed for 14 years. Mr. Herring has been a member of the Covance Board since 2004.

                Irwin Lerner, 77, was the Chairman of the Board of Directors and Executive Committee of Hoffmann-La Roche Inc. ("Roche") (a pharmaceutical company) from January to September 1993 and was the President and Chief Executive Officer of Roche from 1980 to 1993. From November 2006 to May 2007. Mr. Lerner was Interim President and Chief Executive Officer of Medarex, Inc., a biotechnology company Mr. Lerner was the Chief Executive Officer of Reliant Pharmaceuticals, LLC (a private pharmaceutical company) from July to December 2001. He also is Chairman and a Director of Medarex, Inc. and a Director of Panacos Pharmaceuticals Inc. (anti-infectives) and Nektar Therapeutics (drug delivery technology). Mr. Lerner has been a member of the Covance Board since 1996.

                J. Randall MacDonald, 59, has been Senior Vice President-Human Resources for International Business Machines Corporation, an information technology company, since 2000. From June 1997 to June 2000, Mr. MacDonald was the Executive Vice President—Human Resources and Administration for the GTE Corporation ("GTE"), a telecommunications company. Prior to June 1997, Mr. MacDonald held various senior positions with GTE including Senior Vice President—Human Resources and Administration (from 1995), Vice President—Employee Relations and Organizational Development (from 1988) and Vice President of Organizational Development (from 1986). Mr. MacDonald has been a member of the Covance Board since 1996.

                William C. Ughetta, 75, is an attorney and former Senior Vice President and General Counsel of Corning. Mr. Ughetta joined Corning in 1968 as Assistant Secretary and Assistant Counsel. He was elected Secretary of Corning in 1971, and a Senior Vice President in 1983. He is also a Director of Global Lift Technologies Inc. (a former manufacturer of wire rope) and The Lake Placid Institute. Mr. Ughetta has been a member of the Covance Board since 1996.

                Information under the headings "Proposal 1—Election of Directors", "The Board of Directors and its Committees", "Committees of the Board", "Board Nomination Process" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with the 2008 Annual Meeting of Shareholders to be held May 8, 2008, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

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

Item 11.    Executive Compensation

                Information on Director and executive compensation is incorporated by reference to the headings "Directors' Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement in connection with its 2008 Annual Meeting of Shareholders to be held on May 8, 2008, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.    Security Ownership by Certain Beneficial Owners and Management of Covance

                Information on security ownership by certain beneficial owners and management of Covance is incorporated by reference to the headings "Stock Ownership of Directors, Executive Officers and Certain Shareholders" in the Company's definitive Proxy Statement in connection with its 2008 Annual Meeting of Shareholders to be held on May 8, 2008, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2007 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                Covance maintains the Covance Inc. 2007 Employee Equity Participation Plan, the Covance Inc. 2002 Employee Stock Option Plan, the Employee Stock Purchase Plan, the Stock Option Plan for Non-Employee Directors, the Deferred Stock Unit Plan for Non-Employee Directors and the Restricted Unit Plan for Non-Employee Members of the Board of Directors, pursuant to which it may grant equity awards to eligible persons.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,135,809	$31.65	4,957,107
Equity compensation plans not approved by security holders	1,354,760	$40.33	771,883	(1)
TOTAL	2,490,569	$36.37	5,728,990	(1)

  (1)
  Consists of securities available for issuance under Covance's Employee Stock Purchase Plan pursuant to which Covance makes available for sale to its employees shares of Common Stock at a price equal to 85% of the lower of fair market value on the first or last day of each calendar quarter.

Item 13.    Certain Relationships and Related Transactions

                Incorporated by reference to the heading "The Board of Directors and its Committees" in the Company's definitive Proxy Statement in connection with its 2008 Annual Meeting of Shareholders to be held on May 8, 2008, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.    Principal Accountant Fees and Services

                Incorporated by reference to the heading "Principal Accountant Fees and Services" in the Company's definitive Proxy Statement in connection with its 2008 Annual Meeting of Shareholders to be held on May 8, 2008, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1.	Financial Statements. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 33.

2.	Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (b) below and in the accompanying Exhibit Index.

(b) Item 601 Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.

3.2	By-Laws. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.

4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.

10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.

10.3	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.4	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.5	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.6	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.

10.7	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.8	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.9	Letter Agreement between Covance Inc. and Joseph Herring dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.10	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.11	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.

10.12	Letter Agreement between Covance Inc. and Donald Kraft dated June 25, 2002. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.13	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Exhibit Number	Description

10.14	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.15	Letter Agreement between Covance Inc. and James Lovett dated March 3, 2003. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.16	Covance Inc. Variable Compensation Plan effective January 1, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.17	Letter Agreement between Covance Inc. and Wendel Barr dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.18	Letter Agreement between Covance Laboratories Limited and Anthony Cork dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.19	Credit Agreement among Covance Inc., PNC Bank, National Association, as agent, and the banks named therein dated as of June 30, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.20	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.21	Form of Executive Officer Restricted Stock Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.22	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.23	Agreement between Covance Inc. and Richard Cimino dated December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.

10.24	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.

10.25	Restricted Share Agreement between Covance Inc. and Christopher A. Kuebler, dated as of December 31, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.26	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.27	Agreement between Covance Inc. and Deborah Tanner dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 23, 2006.

10.28	Form of Restricted Share Agreement between Covance Inc. and each of Wendel Barr and Richard F. Cimino dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 28, 2006.

10.29	Agreement and Plan of Merger dated April 20, 2006 between Covance Clinical Research Unit Inc., TYD Inc., Radiant Research Inc., and James Stevenson and Christopher Grant, Jr. Incorporated by reference to Covance's Form 8-K dated April 26, 2006.

10.30	Amendment No.1 to the Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 16, 2006.

10.31	Amendment No.1 to the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated December 12, 2006.

10.32	Restricted Share Agreement between Covance Inc. and Joseph Herring dated February 22, 2007. Incorporated by reference to Covance's Form 8-K dated February 28, 2007.

10.33	Covance Inc. 2007 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 10-Q dated May 8, 2007.

Exhibit Number	Description

10.34	Covance Inc. Management Deferral Plan. Incorporated by reference to Covance's Form 8-K dated October 1, 2007.

10.35	Amended and Restated Supplemental Executive Retirement Plan. Filed herewith.

21	Subsidiaries. Filed herewith.

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

(c) Financial Statement Schedules.

                None

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Covance has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: February 29, 2008	By:	/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Covance and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring Joseph L. Herring	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ William E. Klitgaard William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ Michele A. Kennedy Michele A. Kennedy	Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

/s/ Kathleen G. Bang Kathleen G. Bang	Director	February 29, 2008

/s/ Robert Barchi Robert Barchi	Director	February 29, 2008

/s/ Gary E. Costley Gary E. Costley	Director	February 29, 2008

/s/ Sandra L. Helton Sandra L. Helton	Director	February 29, 2008

/s/ Irwin Lerner Irwin Lerner	Director	February 29, 2008

/s/ J. Randall MacDonald J. Randall MacDonald	Director	February 29, 2008

/s/ William C. Ughetta William C. Ughetta	Director	February 29, 2008

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on November 25, 1996.
10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.
10.3	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.5	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.6	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.7	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.8	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9	Letter Agreement between Covance Inc. and Joseph Herring dated November 7, 2001. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.10	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.11	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.12	Letter Agreement between Covance Inc. and Donald Kraft dated June 25, 2002. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.13	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.14	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.15	Letter Agreement between Covance Inc. and James Lovett dated March 3, 2003. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.16	Covance Inc. Variable Compensation Plan effective January 1, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.17	Letter Agreement between Covance Inc. and Wendel Barr dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.18	Letter Agreement between Covance Laboratories Limited and Anthony Cork dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

Exhibit Number	Description

10.19	Credit Agreement among Covance Inc., PNC Bank, National Association, as agent, and the banks named therein dated as of June 30, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.20	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.21	Form of Executive Officer Restricted Stock Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.22	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.23	Agreement between Covance Inc. and Richard Cimino dated December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.24	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.25	Restricted Share Agreement between Covance Inc. and Christopher A. Kuebler, dated as of December 31, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.26	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.27	Agreement between Covance Inc. and Deborah Tanner dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 23, 2006.
10.28	Form of Restricted Share Agreement between Covance Inc. and each of Wendel Barr and Richard F. Cimino dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 28, 2006.
10.29	Agreement and Plan of Merger dated April 20, 2006 between Covance Clinical Research Unit Inc., TYD Inc., Radiant Research Inc., and James Stevenson and Christopher Grant, Jr. Incorporated by reference to Covance's Form 8-K dated April 26, 2006.
10.30	Amendment No.1 to the Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 16, 2006.
10.31	Amendment No.1 to the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated December 12, 2006.
10.32	Restricted Share Agreement between Covance Inc. and Joseph Herring dated February 22, 2007. Incorporated by reference to Covance's Form 8-K dated February 28, 2007.
10.33	Covance Inc. 2007 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 10-Q dated May 8, 2007.
10.34	Covance Inc. Management Deferral Plan. Incorporated by reference to Covance's Form 8-K dated October 1, 2007.
10.35	Amended and Restated Supplemental Executive Retirement Plan. Filed herewith.
21	Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

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
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership by Certain Beneficial Owners and Management of Covance
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
EXHIBIT INDEX