Form 10-Q
period 2008-03-31
COVANCE INC
filed 2008-05-05
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

YES ☒      NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “smaller reporting company, accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☒  Accelerated Filer ☐

Non-Accelerated Filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 25, 2008, the Registrant had 62,862,920 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended March 31, 2008

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31,	December 31,
(Dollars in thousands)	2008	2007
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$232,624	$319,485
Accounts receivable	220,189	217,657
Unbilled services	96,115	88,835
Inventory	58,839	54,788
Deferred income taxes	7,960	7,825
Prepaid expenses and other current assets	90,538	81,467
Total Current Assets	706,265	770,057
Property and equipment, net	699,498	646,040
Goodwill, net	105,486	105,486
Other assets	38,866	38,602
Total Assets	$1,550,115	$1,560,185

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$33,467	$32,252
Accrued payroll and benefits	74,004	95,313
Accrued expenses and other current liabilities	68,605	66,838
Unearned revenue	139,331	144,870
Short-term debt	43,000	—
Income taxes payable	29,327	18,887
Total Current Liabilities	387,734	358,160
Deferred income taxes	31,918	32,562
Other liabilities	60,888	59,275
Total Liabilities	480,540	449,997

Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock - Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 74,899,901 and 74,590,229 shares issued and outstanding, including those held in treasury, at March 31, 2008 and December 31, 2007, respectively	749	746
Paid-in capital	507,612	492,373
Retained earnings	982,208	933,106
Accumulated other comprehensive income	48,804	24,154
Treasury stock at cost (12,083,228 and 10,548,248 shares at March 31, 2008 and December 31, 2007, respectively)	(469,798)	(340,191)
Total Stockholders’ Equity	1,069,575	1,110,188
Total Liabilities and Stockholders’ Equity	$1,550,115	$1,560,185

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2008	2007

Net revenues	$412,432	$358,319
Reimbursable out-of-pockets	21,605	18,620
Total revenues	434,037	376,939

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	273,330	234,379
Reimbursed out-of-pocket expenses	21,605	18,620
Selling, general and administrative (excluding depreciation and amortization)	59,017	55,791
Depreciation and amortization	17,348	16,111
Total costs and expenses	371,300	324,901
Income from operations	62,737	52,038

Other (income) expense, net:
Interest income	(2,858)	(2,597)
Interest expense	262	117
Foreign exchange transaction (gain) loss, net	(1,065)	149
Gain on sale of business	(2,978)	—
Other income, net	(6,639)	(2,331)
Income before taxes and equity investee earnings	69,376	54,369
Taxes on income	20,723	16,041
Equity investee earnings	449	566
Net income	$49,102	$38,894

Basic earnings per share	$0.78	$0.61
Weighted average shares outstanding - basic	63,312,592	63,845,710

Diluted earnings per share	$0.76	$0.60
Weighted average shares outstanding - diluted	64,322,979	64,895,239

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$49,102	$38,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,348	16,111
Non-cash compensation expense associated with employee benefit and stock compensation plans	6,044	8,256
Deferred income tax (benefit) provision	(779)	(1,037)
Gain on sale of business	(2,978)	—
Loss on sale of property and equipment	13	240
Equity investee earnings	(449)	(566)
Changes in operating assets and liabilities:
Accounts receivable	(2,532)	(152)
Unbilled services	(7,280)	(13,108)
Inventory	(4,051)	1,342
Accounts payable	1,215	(6,042)
Accrued liabilities	(19,542)	(15,875)
Unearned revenue	(5,539)	16,091
Income taxes payable	11,177	8,618
Other assets and liabilities, net	(5,957)	(17,866)
Net cash provided by operating activities	35,792	34,906

Cash flows from investing activities:
Capital expenditures	(62,576)	(31,800)
Proceeds from sale of business	2,978	—
Other, net	77	—
Net cash used in investing activities	(59,521)	(31,800)

Cash flows from financing activities:
Net borrowings under revolving credit facility	43,000	—
Stock issued under employee stock purchase and option plans	8,461	6,438
Purchase of treasury stock	(129,607)	(48,142)
Net cash used in financing activities	(78,146)	(41,704)

Effect of exchange rate changes on cash	15,014	336
Net change in cash and cash equivalents	(86,861)	(38,262)

Cash and cash equivalents, beginning of period	319,485	219,810

Cash and cash equivalents, end of period	$232,624	$181,548

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2007, 2006 and 2005 included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $44.2 million and $47.4 million at March 31, 2008 and December 31, 2007, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent annual test for impairment performed for 2007 did not identify any instances of impairment and there were no events through March 31, 2008 that warranted a reconsideration of our impairment test results.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2008 and 2007

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

The Company accounts for uncertain income tax positions in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  Under the guidance of FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.  Components of the reserve are classified as either a current or long-term liability in the consolidated balance sheet based on when the Company expects each of the items to be settled.  Covance records interest and penalties accrued in relation to unrecognized tax benefits as a component of income tax expense.

As of March 31, 2008, the balance of the reserve for unrecognized tax benefits is $9.1 million, of which $2.6 million is recorded as a current liability in accrued expenses and other current liabilities, and $6.5 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet, including accrued interest of $1.5 million.  As of December 31, 2007, the balance of the reserve for unrecognized tax benefits was $8.9 million, of which $2.6 million was recorded as a current

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

liability in accrued expenses and other current liabilities, and $6.3 million was recorded as a long-term liability in other liabilities on the consolidated balance sheet, including accrued interest of $1.3 million.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed dividends and research and development credits.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at both March 31, 2008 and December 31, 2007 is $0.8 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the one-time opportunity provided under the American Jobs Creation Act, pursuant to which Covance repatriated $103 million in accumulated foreign earnings in the fourth quarter of 2005, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of March 31, 2008.

Comprehensive Income

Covance’s total comprehensive income, which represents net income plus the change in the cumulative translation adjustment equity account for the periods presented, was $73.8 million and $40.0 million for the three months ended March 31, 2008 and 2007, respectively.

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

Stock-Based Compensation

The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 8 herein and Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The Company recognizes stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (“SFAS 123R”) using the modified prospective transition method.  Under the modified prospective transition method, compensation expense is recognized in the financial statements on a prospective basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.  See Note 8.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

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

In computing diluted EPS for the three months ended March 31, 2008 and 2007, the denominator was increased by 1,010,387 shares and 1,049,529 shares, respectively, representing the dilutive effect of stock options outstanding at March 31, 2008 and 2007, with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2008 were options to purchase 15,618 shares of common stock at prices ranging from $86.17 to $87.33 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2007 were options to purchase 133,647 shares of common stock at prices ranging from $61.26 to $66.86 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the three month periods ended March 31, 2008 and 2007 was $0.2 million and $0.1 million, respectively.  Cash paid for income taxes for the three months ended March 31, 2008 and 2007 totaled $9.0 million and $8.2 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the three months ended March 31, 2008 and 2007 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options as measured under SFAS 123R of $1.7 million and $0.9 million, respectively (a corresponding cash inflow of $1.7 million and $0.9 million, respectively, has been included in financing cash flows).

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) which replaces SFAS No. 141, Business Combinations.  The scope of SFAS 141R is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS 141R revises accounting and reporting standards for business combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses by transferring consideration as well as combinations achieved without the transfer of consideration. By applying the same method of accounting – the acquisition method – to all transactions and other events in which one entity obtains control over one or more other businesses, this statement is intended to improve the comparability of the information about business combinations provided in financial reports.  SFAS 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Covance is currently in the process of evaluating SFAS 141R, and has not yet determined the impact, if any, that accounting for future business combinations under SFAS 141R, effective January 1, 2009, will have on its consolidated results of operations or financial position.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

On February 12, 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delays the effective date of the application of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  Covance’s assets and liabilities subject to the provisions of SFAS 157 are limited to non-recurring non-financial assets such as goodwill and other indefinite lived intangible assets measured at fair value for impairment testing.  As such, the adoption of SFAS 157, as amended by FSP 157-2, is deferred until our fiscal year beginning January 1, 2009.  Covance does not expect the adoption of SFAS 157, as amended, to have a material impact on its consolidated results of operations or financial position.

3.   Treasury Stock

In February 2007, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance’s stock repurchase program. At March 31, 2008, there are approximately 0.8 million shares remaining for purchase under the 2007 authorization.  Covance also reacquires shares of its common stock in connection with certain employee benefit plans primarily when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.  The following table sets forth the treasury stock activity during the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008		2007
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$126,709	1,500.0	$46,436	780.8
Employee benefit plans	2,898	35.0	1,706	27.2
Total	$129,607	1,535.0	$48,142	808.0

4.   Equity Method Investees

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), an existing supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment.  This investment is reflected in other assets on the consolidated balance sheet. During the three month periods ended March 31, 2008 and 2007, Covance recognized income of $0.3 million and $0.4 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at March 31, 2008 and 2007.  The carrying value of Covance’s investment in Noveprim at March 31, 2008 and December 31, 2007 was $23.5 million and $23.2 million, respectively.

Covance has a minority equity position (approximately 20% at March 31, 2008) in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the three month periods ended March 31, 2008 and 2007, Covance recognized income of $0.2 million and $0.1 million, respectively, representing its pro rata share of BITI’s earnings.  The carrying value of Covance’s investment in BITI as of March 31, 2008 and December 31, 2007 was $1.1 million and $0.9 million, respectively, while the fair market value was $16.5 million and $19.0 million, respectively.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

5.   Divestiture

On November 28, 2007, Covance sold its centralized ECG business (“Cardiac Safety Services”), part of Covance’s late stage development segment, to eResearchTechnology Inc. (“eRT”) and simultaneously therewith entered into a ten year marketing agreement with eRT under which Covance will continue to offer its clients cardiac safety services.  Covance received initial cash proceeds of $35.2 million in connection with the sale and recorded a pre-tax gain of $6.6 million ($4.1 million after tax) during the quarter ended December 31, 2007.  During the quarter ended March 31, 2008, Covance received additional proceeds from this sale reflecting contingent consideration related to transferred backlog totaling $3.0 million and recognized an additional pre-tax gain of $3.0 million ($1.9 million after tax).  Covance may receive up to approximately $9 million in additional future contingent consideration relating to transferred backlog and revenues generated by eRT from new contracts secured under the first three years of the marketing agreement.  In addition, Covance expects to receive referral fees during the term of the long-term marketing agreement.

6.   Short-Term Debt

Covance has a $75.0 million revolving credit facility (the “Credit Facility”), which  may be expanded to $125.0 million at Covance’s election.  At March 31, 2008, there were $43.0 million of outstanding borrowings and $1.1 million of outstanding letters of credit under the Credit Facility. At December 31, 2007, there were no outstanding borrowings and $1.1 million of outstanding letters of credit under the Credit Facility.  Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 75 basis point margin and approximated 3.47% per annum during the quarter ended March 31, 2008.  The Credit Facility, which expires in June 2009, contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At March 31, 2008, Covance was in compliance with the terms of the Credit Facility.

7.   Defined Benefit Plans

Covance sponsors various pension and other post-retirement benefit plans.

Defined Benefit Pension Plans

Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies.  Benefit amounts for all three plans are based upon years of service and compensation.  The German plan is unfunded, while the United Kingdom plans are funded.  Covance’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements.  Pension plan assets are administered by the plans’ trustees and are principally invested in equity and debt securities.  The components of net periodic pension expense for these plans for the three month periods ended March 31, 2008 and 2007 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended March 31		Three Months Ended March 31
	2008	2007	2008	2007
Components of Net Periodic Pension Cost:
Service cost	$1,383	$1,464	$146	$123
Interest cost	2,075	1,841	139	90
Expected return on plan assets	(2,353)	(2,116)	—	—
Amortization of net actuarial loss	319	350	11	17
Participant contributions	(531)	(550)	—	—
Net periodic pension cost	$893	$989	$296	$230

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

	United Kingdom Plans		German Plan
	Three Months Ended March 31		Three Months Ended March 31
	2008	2007	2008	2007
Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	5.25%	5.60%	4.65%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.25%	4.00%	3.00%	2.50%

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance.  Benefit amounts are based upon years of service and compensation of the participating employees.  The components of net periodic pension cost for the three month periods ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31
	2008	2007
Components of Net Periodic Pension Cost:
Service cost	$309	$271
Interest cost	217	193
Amortization of prior service cost	(29)	19
Amortization of net actuarial loss	26	11
Net periodic pension cost	$523	$494
Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	5.50%
Salary increases	4.00%	4.00%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.  The components of net periodic post-retirement benefits cost for the three month periods ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31
	2008		2007
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$38		$41
Interest cost	81		70
Net periodic post-retirement benefit cost	$119		$111
Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	5.50%		5.50%
Health care cost trend rate	9.00	%(a)	9.00	%(a)

(a) decreasing to ultimate trend of 5.00% in 2011

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

8.   Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

In May 2007, Covance’s shareholders approved the 2007 Employee Equity Participation Plan (the “2007 EEPP”) in replacement of the 2002 Employee Equity Participation Plan (the “2002 EEPP”). Effective upon approval of the 2007 EEPP, no further grants or awards were permitted under the 2002 EEPP. Shares remaining for grant under the 2002 EEPP will be available for grant under the 2007 EEPP. In addition, the Covance Board of Directors directed that, effective May 3, 2007, no further grants would be permitted under the 2002 Employee Stock Option Plan (the “2002 ESOP”) and, unlike the 2002 EEPP, shares remaining for grant under the 2002 ESOP would not be available for grant under the 2007 EEPP. The 2007 EEPP became effective on May 3, 2007 and will expire on May 2, 2017.  The 2007 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2007 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant equity interest.  The 2007 EEPP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination.  The exercise period for stock options granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant. Generally, options vest over a three year period for senior executives and over a two year period for all other optionees.  Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2007 EEPP totaled approximately 1.6 million plus approximately 3.3 million shares remaining available under the 2002 EEPP at the time the 2007 EEPP was approved. All stock option grants under the 2002 EEPP remaining outstanding are now administered in accordance with the provisions of the 2002 EEPP out of shares issuable under the 2007 EEPP. The Company issues authorized but previously unissued shares when options are exercised or for stock awards.  At March 31, 2008 there were approximately 4.4 million shares remaining available for grants or awards under the 2007 EEPP, up to 1.6 million of which are available for issuance as stock awards.  There have been no grants of stock appreciation rights or grants to consultants of Covance or entities in which Covance has a controlling or significant equity interest under the 2002 ESOP, the 2002 EEPP or the 2007 EEPP.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008	2007
Expected stock price volatility	39%	42%
Risk free interest rate(s)	1.9% - 3.7%	4.7% – 5.1%
Expected life of options (years)	4.4	4.3

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

(UNAUDITED)

March 31, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

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

Results of operations for the three month period ended March 31, 2008 include total stock-based compensation expense of $6.1 million ($4.1 million net of tax benefit of $2.0 million), $2.3 million of which has been included in cost of revenue and $3.8 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended March 31, 2007 include total stock-based compensation expense of $5.5 million ($3.7 million net of tax benefit of $1.8 million), $2.0 million of which has been included in cost of revenue and $3.5 million of which has been included in selling, general and administrative expenses.

9.   Segment Information

Covance has two reportable segments: early development and late-stage development.  Early development services, which includes Covance’s preclinical and clinical pharmacology service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body.  It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug.  Late-stage development services, which includes Covance’s central laboratory, clinical development, periapproval and market access services, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug’s commercial potential. The accounting policies of the reportable segments are the same as those described in Note 2.

Segment revenues, operating income and total assets for the three months ended March 31, 2008 and 2007 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total

Three months ended March 31, 2008
Total revenues from external customers	$202,045	$210,387	$21,605	(a)	$434,037
Operating income	$50,574	$38,870	$(26,707	)(b)	$62,737
Total assets	$983,454	$491,210	$75,451	(c)	$1,550,115

Three months ended March 31, 2007
Total revenues from external customers	$179,216	$179,103	$18,620	(a)	$376,939
Operating income	$43,677	$29,212	$(20,851	)(b)	$52,038
Total assets	$795,233	$429,639	$79,057	(c)	$1,303,929

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

Taxes.  Since Covance conducts operations on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance’s profits are further impacted by changes in the tax rates of the various jurisdictions in which Covance operates. In addition, Covance maintains a reserve for unrecognized tax benefits, changes to which could impact Covance’s effective tax rate in the period such changes are made.

The Company accounts for uncertain income tax positions in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  Under the guidance of FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.  Components of the reserve are classified as either a current or long-term liability in the consolidated balance sheet based on when the Company expects each of the items to be settled.  Covance records interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense.

As of March 31, 2008, the balance of the reserve for unrecognized tax benefits is $9.1 million, of which $2.6 million is recorded as a current liability in accrued expenses and other current liabilities, and $6.5 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet, including accrued interest of $1.5 million.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed dividends and research and development credits.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at March 31, 2008 is approximately $0.8 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the amounts repatriated in the fourth quarter of 2005 under the American Jobs Creation Act of 2004, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of March 31, 2008.

Stock-Based Compensation.  The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and Note 8 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008	2007
Expected stock price volatility	39%	42%
Risk free interest rate(s)	1.9% - 3.7%	4.7% - 5.1%
Expected life of options (years)	4.4	4.3

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.  Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2007 did not identify any instances of impairment and there were no events through March 31, 2008 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

	United Kingdom Plans
(amounts in millions)	2007	2006	2005	2004
Net periodic pension cost	$4.0	$4.6	$4.1	$4.3

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.25%	5.00%	5.75%	6.00%
Expected rate of return on assets	6.75%	6.75%	6.75%	6.00%
Salary increases	4.00%	4.00%	4.00%	3.50%

The increase (decrease) in the net periodic benefit cost from period to period is attributable to the following:

United Kingdom Plans
(amounts in millions)	2006 to 2007	2005 to 2006	2004 to 2005
Change in discount rate	$(1.3)	$2.4	$0.4
Change in expected rate of return on assets	—	—	(0.6)
Change in rate of salary increases	—	—	0.4
Other, including differences between actual experience and assumptions used	0.3	(1.9)	$(0.4)
Foreign currency exchange rate changes	0.4	—	—
Net change in periodic benefit cost	$(0.6)	$0.5	$(0.2)

United Kingdom Plans
	2007	2006	2005
Weighted average assumptions used to determine benefit obligation:
Discount rate	5.50%	5.25%	5.00%
Salary increases	4.25%	4.00%	4.00%

The change in the projected benefit obligation from period to period is attributable to the following:

		United Kingdom Plans
(amounts in millions)		2006 to 2007	2005 to 2006
Projected benefit obligation, beginning of year		$141.3	$119.8
Service/interest cost components of net periodic benefit cost in year		13.5	12.2
Benefits paid		(2.1)	(1.3)
Increase in discount rate		(8.5)	(8.6)
Other, including differences between actual experience and assumptions used		6.3	3.9
Foreign currency exchange rate changes		1.6	15.3
Projected benefit obligation, end of year		$152.1	$141.3

Foreign Currency Risks

Since Covance operates on a global basis, it is exposed to various foreign currency risks. Two specific risks arise from the nature of certain contracts. The first risk can occur when Covance executes contracts with its customers where the contracts are denominated in a currency different than the local currencies of the Covance subsidiaries performing work under the contracts. As a result, revenue recognized for services rendered may be denominated in a currency different from the currencies in which the subsidiaries’ expenses are incurred. Fluctuations in exchange rates (from those in effect at the time the contract is executed and pricing is established to the time services are rendered and revenue is recognized) can affect the subsidiary’s net revenues and resultant earnings. This risk is generally applicable only to a portion of the contracts executed by Covance’s subsidiaries providing clinical services. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect upon Covance’s consolidated financial results. See “Risk Factors”.

We also have other cross-currency contracts executed by other Covance subsidiaries where the foreign currency amounts billed are determined by converting local currency revenue amounts to the contract billing currency using the exchange rates in effect at the time services are rendered.  These contracts do not give rise to foreign currency denominated revenue and local currency denominated expenses, but they do give rise to a second type of risk.  This second type of risk results from the passage of time between the invoicing of customers under both of these types of contracts and the ultimate collection of customer payments against such invoices. Because such invoices are denominated in a currency other than the subsidiary’s local currency, Covance recognizes a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount as of the invoice date. Subsequent changes in exchange rates from the time the invoice is prepared to the time payment from the customer is received will result in Covance receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable was recorded. This difference is recognized by Covance as a foreign currency transaction gain or loss, as applicable, in the consolidated statements of income.

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At March 31, 2008, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $70.0 million.

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

Results of Operations

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007.  Net revenues increased 15.1% to $412.4 million for the three months ended March 31, 2008 from $358.3 million for the corresponding 2007 period.  Excluding the impact of foreign exchange rate variances between both periods net revenues increased 11.7% as compared to the corresponding 2007 period.  Net revenues from Covance’s early development segment grew 12.7%, or 11.6% excluding the impact of foreign exchange rate variances between both periods, driven primarily by growth in chemistry and toxicology services.  Net revenues from Covance’s late-stage development segment increased 17.5%, or 11.9% excluding the impact of foreign exchange rate variances between both periods, driven by strength in central laboratory and clinical development services.

Cost of revenue increased 16.6% to $273.3 million or 66.3% of net revenues for the three months ended March 31, 2008 as compared to $234.4 million or 65.4% of net revenues for the corresponding 2007 period.  Gross margins decreased by 90 basis points to 33.7% for the three months ended March 31, 2008 from 34.6% for the corresponding 2007 period.

Overall, selling, general and administrative expenses increased 5.8% to $59.0 million for the three months ended March 31, 2008 from $55.8 million for the corresponding 2007 period. As a percentage of net revenues, selling, general and administrative expenses decreased to 14.3% for the three months ended March 31, 2008 from 15.6% for the corresponding 2007 period. This percentage can vary from quarter to quarter depending on the timing and nature of various professional fees and other discretionary spending. The 130 basis point decrease over the corresponding 2007 period also reflects increased efficiencies gained from the leveraging of our existing support functions across a larger base of revenues.

Depreciation and amortization increased 7.7% to $17.3 million for the three months ended March 31, 2008 from $16.1 million for the corresponding 2007 period as a result of higher levels of capital spending over the last eighteen months.  As a percentage of net revenues, depreciation and amortization decreased slightly by 30 basis points to 4.2% for the three months ended March 31, 2008 from 4.5% for the corresponding 2007 period.

Income from operations increased 20.6% to $62.7 million or 15.2% of net revenues for the three months ended March 31, 2008 from $52.0 million or 14.5% of net revenues for the corresponding 2007 period.  Income from operations from Covance’s early development segment increased $6.9 million or 15.8% to $50.6 million or 25.0% of net revenues for the three months ended March 31, 2008 from $43.7 million or 24.4% of net revenues for the corresponding 2007 period, driven primarily by growth in chemistry and toxicology services.  Income from operations from Covance’s late-stage development segment increased $9.7 million or 33.1% to $38.9 million or 18.5% of net revenues for the three months ended March 31, 2008 from $29.2 million or 16.3% of net revenues for the corresponding 2007 period, driven by central laboratory services.  Corporate expenses increased $5.9 million to $26.7 million or 6.5% of net revenues for the three months ended March 31, 2008 from $20.9 million or 5.8% of net revenues for the three months ended March 31, 2007.  Included in Corporate expense is stock-based compensation expense of $6.1 million or 1.5% of net revenues for the three months ended March 31, 2008, as compared to $5.5 million or 1.5% of net revenues for the corresponding 2007 period.  The increase in Corporate expenses also reflects an increase in compensation-related expenses and investments in infrastructure to support higher levels of current and future growth.

Other income, net increased $4.3 million to $6.6 million for the three months ended March 31, 2008 from $2.3 million for the corresponding 2007 period primarily as a result of an additional $3.0 million gain from the receipt of contingent consideration on transferred backlog on the sale of Covance’s cardiac safety service offering and a $1.2 million increase in foreign exchange gains.

Covance’s effective tax rate for the three months ended March 31, 2008 was 29.9% compared to 29.5% for the corresponding 2007 period.  The year-over-year increase in Covance’s effective tax rate is attributable to a number of factors, including the higher effective tax rate on the gain on sale of business, the mix of our pre-tax earnings across various tax jurisdictions and other planning initiatives.

Covance has a minority equity position (approximately 20% at March 31, 2008) in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  For the three month periods ended March 31, 2008 and 2007, Covance recognized income of $0.2 million and $0.1 million, representing its pro rata share of BITI’s earnings.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the three month periods ended March 31, 2008 and 2007, Covance recognized $0.3 million and $0.4 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at March 31, 2008 and 2007.

Net income of $49.1 million for the three months ended March 31, 2008 increased $10.2 million or 26.2% as compared to $38.9 million for the corresponding 2007 period.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2008 and December 31, 2007 were $232.6 million and $319.5 million, respectively.  Amounts are principally invested in short-term money market funds.  Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance’s $75.0 million revolving credit facility (the “Credit Facility”) expires in June 2009 and may be expanded to $125.0 million at Covance’s election.  Covance believes cash on hand plus cash from operations and available borrowings under the Credit Facility will provide sufficient liquidity for the foreseeable future.  At March 31, 2008, there were $43.0 million of outstanding borrowings and $1.1 million of outstanding letters of credit under the Credit Facility.  Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 75 basis point margin and approximated 3.47% per annum during the quarter ended March 31, 2008.  The Credit Facility contains various financial and other covenants.  At March 31, 2008, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

During the three months ended March 31, 2008, Covance’s operations provided net cash of $35.8 million, an increase of $0.9 million from the corresponding 2007 period.  The change in net operating assets used $32.5 million in cash during the three months ended March 31, 2008, primarily due to a reduction in accrued payroll and benefits (primarily attributable to incentive compensation payments made during the first quarter of 2008 relating to 2007 incentive compensation accruals) and unearned revenue and an increase in prepaid expenses and other current assets, unbilled services, and inventory, partially offset by an increase in income taxes payable.  The change in net operating assets used $27.0 million in cash during the three months ended March 31, 2007, primarily due to an increase in prepaid expenses and other current assets and unbilled services and a reduction in accrued payroll and benefits (primarily attributable to incentive compensation payments made during the first quarter of 2007 relating to 2006 incentive compensation accruals), partially offset by an increase in unearned revenue.  Covance’s ratio of current assets to current liabilities was 1.82 at March 31, 2008 and 2.15 at December 31, 2007.

Investing activities for the three months ended March 31, 2008 used $59.5 million, compared to using $31.8 million for the corresponding 2007 period.  Capital spending for the first three months of 2008 totaled $62.6 million, and was primarily for the expansion of our preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Capital spending for the corresponding 2007 period totaled $31.8 million, and was primarily for the expansion of our preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software for newly hired employees.  Investing activities for the three months ended March 31, 2008 also included $3.0 million of additional proceeds received during the quarter reflecting contingent consideration related to transferred backlog from the sale of Covance’s cardiac safety service offering on November 28, 2007.

Financing activities for the three months ended March 31, 2008 and 2007 used $78.1 million and $41.7 million, respectively.  During the three months ended March 31, 2008, $126.7 million was used to purchase into treasury 1,500,000 shares of common stock under the share buyback program authorized by Covance’s Board of Directors and $2.9 million was used to purchase into treasury 34,980 shares of common stock in connection with employee benefit plans; partially offset by $5.4 million in proceeds from the exercise of stock options, $1.7 million in excess tax benefits realized on the exercise of stock options and $1.4 million from employee contributions to the Company’s employee stock purchase plan.  Additionally, Covance borrowed $43.0 million under the Credit Facility during the first quarter of 2008 to partially fund the purchase into treasury of common stock.  During the three months ended March 31, 2007, $48.1 million was used to purchase into treasury 780,800 shares of common stock under the share buyback program authorized by Covance’s Board of Directors and the purchase into treasury of 27,161 shares of common stock in connection with employee benefit plans; partially offset by $4.4 million in proceeds from the exercise of stock options, $0.9 million in excess tax benefits realized on the exercise of stock options and $1.1 million from employee contributions to the Company’s employee stock purchase plan.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) which replaces SFAS No. 141, Business Combinations.  The scope of SFAS 141R is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS 141R revises accounting and reporting standards for business combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses by transferring consideration as well as combinations achieved without the transfer of consideration. By applying the same method of accounting – the acquisition method – to all transactions and other events in which one entity obtains control over one or more other businesses, this statement is intended to improve the comparability of the information about business combinations provided in financial reports.  SFAS 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Covance is currently in the process of evaluating SFAS 141R, and has not yet determined the impact, if any, that accounting for future business combinations under SFAS 141R, effective January 1, 2009, will have on its consolidated results of operations or financial position.

On February 12, 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delays the effective date of the application of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  Covance’s assets and liabilities subject to the provisions of SFAS 157 are limited to non-recurring non-financial assets such as goodwill and other indefinite lived intangible assets measured at fair value for impairment testing.  As such, the adoption of SFAS 157, as amended by FSP 157-2, is deferred until our fiscal year beginning January 1, 2009.  Covance does not expect the adoption of SFAS 157, as amended, to have a material impact on its consolidated results of operations or financial position.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the three months ended March 31, 2008, approximately 41% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

We derive a large portion of our net revenues from international operations. For the three months ended March 31, 2008, we derived approximately 41% of our net revenues from outside the United States. Our financial statements are denominated in U.S. dollars. In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Reliance on facilities.

Covance relies on certain of its facilities.  In particular, Covance’s preclinical and central laboratory facilities are highly specific and would be difficult to replace in a short period of time.  Any event that causes a disruption of the operation of these facilities might impact the Company’s ability to provide service to its customers and therefore could have a material adverse affect on its financial condition, results of operations and cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities as reported on a settlement date basis during the quarter ended March 31, 2008 were as follows:

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs	Maximum # of Shares that May Yet Be Purchased Under Currently Authorized Programs
January 1, 2008 – January 31, 2008	—	—	3,717,700	2,282,300
February 1, 2008 – February 29, 2008	1,000,000	$85.206	4,717,700	1,282,300
March 1, 2008 – March 31, 2008	500,000	$83.007	5,217,700	782,300

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

COVANCE INC.

Dated: May 5, 2008	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Joseph L. Herring
	Joseph L. Herring	Chairman of the Board	May 5, 2008
and Chief Executive Officer
(Principal Executive Officer)

/s/	William E. Klitgaard
	William E. Klitgaard	Corporate Senior Vice President	May 5, 2008
and Chief Financial Officer
(Principal Financial Officer)

/s/	Michele A. Kennedy
	Michele A. Kennedy	Corporate Vice President, Controller	May 5, 2008
and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification – Joseph L. Herring. Filed herewith.

31.2	Certification – William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William E. Klitgaard. Filed herewith.