Form 10-Q
period 2008-06-30
COVANCE INC
filed 2008-08-01
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 25, 2008, the Registrant had 63,026,816 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended June 30, 2008

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
(Dollars in thousands)	2008	2007
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$195,655	$319,485
Accounts receivable	224,432	217,657
Unbilled services	106,749	88,835
Inventory	61,332	54,788
Deferred income taxes	8,796	7,825
Prepaid expenses and other current assets	88,509	81,467
Total Current Assets	685,473	770,057
Property and equipment, net	760,634	646,040
Goodwill, net	105,486	105,486
Other assets	38,946	38,602
Total Assets	$1,590,539	$1,560,185

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$26,740	$32,252
Accrued payroll and benefits	75,105	95,313
Accrued expenses and other current liabilities	74,332	66,838
Unearned revenue	143,928	144,870
Short-term debt	35,000	—
Income taxes payable	20,267	18,887
Total Current Liabilities	375,372	358,160
Deferred income taxes	31,256	32,562
Other liabilities	59,353	59,275
Total Liabilities	465,981	449,997

Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock – Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 75,050,217 and 74,590,229 shares issued and outstanding, including those held in treasury, at June 30, 2008 and December 31, 2007, respectively	751	746
Paid-in capital	521,167	492,373
Retained earnings	1,033,081	933,106
Accumulated other comprehensive income	40,177	24,154
Treasury stock at cost (12,093,044 and 10,548,248 shares at June 30, 2008 and December 31, 2007, respectively)	(470,618)	(340,191)
Total Stockholders’ Equity	1,124,558	1,110,188
Total Liabilities and Stockholders’ Equity	$1,590,539	$1,560,185

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Net revenues	$436,912	$381,145	$849,344	$739,464
Reimbursable out-of-pockets	24,911	23,029	46,516	41,649
Total revenues	461,823	404,174	895,860	781,113

Cost and expenses:
Cost of revenue (excluding depreciation and amortization)	286,884	251,078	560,214	485,457
Reimbursed out-of-pocket expenses	24,911	23,029	46,516	41,649
Selling, general and administrative (excluding depreciation and amortization)	65,242	58,092	124,259	113,883
Depreciation and amortization	17,331	16,457	34,679	32,568
Total costs and expenses	394,368	348,656	765,668	673,557
Income from operations	67,455	55,518	130,192	107,556

Other (income) expense, net:
Interest income	(1,915)	(2,138)	(4,773)	(4,735)
Interest expense	414	145	676	262
Foreign exchange transaction (gain) loss, net	(481)	(103)	(1,546)	46
Gain on sale of business	(949)	—	(3,927)	—
Other income, net	(2,931)	(2,096)	(9,570)	(4,427)
Income before taxes and equity investee earnings	70,386	57,614	139,762	111,983
Taxes on income	20,330	16,816	41,053	32,857
Equity investee earnings	817	714	1,266	1,280
Net income	$50,873	$41,512	$99,975	$80,406

Basic earnings per share	$0.81	$0.65	$1.59	$1.26
Weighted average shares outstanding - basic	62,825,444	63,598,821	63,069,018	63,722,266

Diluted earnings per share	$0.80	$0.64	$1.56	$1.24
Weighted average shares outstanding – diluted	63,756,789	64,628,294	64,058,649	64,745,006

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	Six Months Ended June 30
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income	$99,975	$80,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,679	32,568
Non-cash compensation expense associated with employee benefit and stock compensation plans	12,540	15,817
Deferred income tax (benefit) provision	(2,277)	(1,802)
Gain on sale of business	(3,927)	—
Loss (gain) on sale of property and equipment	253	(1,714)
Equity investee earnings	(1,266)	(1,280)
Changes in operating assets and liabilities:
Accounts receivable	(6,775)	(14,854)
Unbilled services	(17,914)	(14,557)
Inventory	(6,544)	(1,955)
Accounts payable	(5,512)	(3,402)
Accrued liabilities	(12,331)	(2,982)
Unearned revenue	(942)	24,671
Income taxes payable	2,565	(6,143)
Other assets and liabilities, net	(6,676)	(12,909)
Net cash provided by operating activities	85,848	91,864

Cash flows from investing activities:
Capital expenditures	(143,163)	(61,840)
Proceeds from sale of business	3,927	—
Other, net	96	85
Net cash used in investing activities	(139,140)	(61,755)

Cash flows from financing activities:
Net borrowings under revolving credit facility	35,000	—
Stock issued under employee stock purchase and option plans	14,691	19,553
Purchase of treasury stock	(130,427)	(61,425)
Net cash used in financing activities	(80,736)	(41,872)

Effect of exchange rate changes on cash	10,198	(39)
Net change in cash and cash equivalents	(123,830)	(11,802)

Cash and cash equivalents, beginning of period	319,485	219,810

Cash and cash equivalents, end of period	$195,655	$208,008

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
June 30, 2008 and 2007
(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2007, 2006, and 2005 included in our Annual Report on Form 10-K for the year ended December 31, 2007.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

These unaudited consolidated financial statements include the accounts of all entities controlled by Covance.  All significant intercompany accounts and transactions are eliminated.  The equity method of accounting is used for investments in affiliates in which Covance owns between 20 and 50 percent or has the ability to exercise influence over operating or financial decisions, but, in each case, does not have the ability to exercise control.  See Note 4.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $47.7 million and $47.4 million at June 30, 2008 and December 31, 2007, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its best estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2007 did not identify any instances of impairment and there were no events through June 30, 2008 that warranted a reconsideration of our impairment test results.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2008 and 2007
(dollars in thousands, unless otherwise indicated)

Revenue Recognition

Covance recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of Covance’s net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional performance basis, generally using output measures that are specific to the service provided.  Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total expected contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided.  Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred.

Billing and payment terms are generally negotiated on a contract-by-contract basis. In some cases, we can only bill the client for a portion of the total contract value upon reaching specific milestones over the contract duration, such as, but not limited to, contract signing, initial dosing, investigator site initiation, patient enrollment, database lock, or delivery of a final report.  In other cases, billing and payment terms are tied to the passage of time (e.g., monthly billings).  In either case, while we attempt to negotiate terms that provide for billing and payment of services prior to or within close proximity to the provision of services, this is not always the case, as evidenced by fluctuations in the levels of unbilled receivables and unearned revenue from period to period.  While a project is ongoing, cash payments are not necessarily representative of aggregate revenue earned at any particular point in time, as revenues are recognized when services are provided, while amounts billed and paid are in accordance with the negotiated billing and payment terms.

In some cases, payments received are in excess of revenue recognized to date.  For example, a contract may provide for an upfront payment of 10% of the full contract value upon contract signing, but at the time of signing, performance of services has not yet begun, and therefore, no revenue has yet been recognized.  Payments received in advance of services being provided, such as in this example, are deferred as unearned revenue on the balance sheet. As the contracted services are subsequently performed and the associated revenue is recognized, the unearned revenue balance is reduced by the amount of revenue recognized during the period.

In other cases, services may be provided and revenue is recognized before a billing milestone has been met.  In these cases, revenue recognized will exceed amounts billed, and the difference, representing an unbilled receivable, is recorded for this amount that is currently unbillable to the customer pursuant to contractual terms.  Once a billing milestone is met, the client is billed, the unbilled receivable is reduced for the amount billed, and a corresponding account receivable is recorded. All unbilled receivables are billable to customers within one year from the respective balance sheet date.

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
June 30, 2008 and 2007
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

As of June 30, 2008, the balance of the reserve for unrecognized tax benefits is $9.3 million, of which $2.6 million is recorded as a current liability in accrued expenses and other current liabilities, and $6.7 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet, including accrued interest of $1.7 million.  As of December 31, 2007, the balance of the reserve for unrecognized tax benefits was $8.9 million, of which $2.6 million was recorded as a current liability in accrued expenses and other current liabilities, and $6.3 million was recorded as a long-term liability in other liabilities on the consolidated balance sheet, including accrued interest of $1.3 million.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed dividends and research and development credits.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at June 30, 2008 and December 31, 2007 is $0.9 million and $0.8 million, respectively, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the one-time opportunity provided under the American Jobs Creation Act, pursuant to which Covance repatriated $103 million in accumulated foreign earnings in the fourth quarter of 2005, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of June 30, 2008.

Comprehensive Income

Covance’s total comprehensive income, which represents net income plus the change in the cumulative translation adjustment equity account for the periods presented, was $42.2 million and $41.8 million for the three months ended June 30, 2008 and 2007, respectively, and $116.0 million and $81.8 million for the six months ended June 30, 2008 and 2007, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2008 and 2007
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

In computing diluted earnings per share for the three months ended June 30, 2008 and 2007, the denominator was increased by 931,345 shares and 1,029,473 shares, respectively, and for the six months ended June 30, 2008 and 2007, the denominator was increased by 989,631 shares and 1,022,740 shares, respectively, representing the dilutive effect of stock options outstanding at June 30, 2008 and 2007 with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended June 30, 2008 were options to purchase 17,177 shares of common stock at prices ranging from $83.23 to $87.33 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the six months ended June 30, 2008 were options to purchase 15,400 shares of common stock at prices ranging from $86.02 to $87.33 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended June 30, 2007 were options to purchase 6,775 shares of common stock at prices ranging from $66.55 to $68.56 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the six months ended June 30, 2007 were options to purchase 11,189 shares of common stock at prices ranging from $63.18 to $68.56 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2008 and 2007
(dollars in thousands, unless otherwise indicated)

Supplemental Cash Flow Information

Cash paid for interest for the six month periods ended June 30, 2008 and 2007 totaled $0.6 million and $0.2 million, respectively. Cash paid for income taxes for the six month periods ended June 30, 2008 and 2007 totaled $37.6 million and $37.9 million, respectively.  The change in income taxes payable in the consolidated statement of cash flows for the six months ended June 30, 2008 and 2007 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options as measured under SFAS 123R of $2.9 million and $3.3 million, respectively (a corresponding cash inflow of $2.9 million and $3.3 million, respectively, has been included in financing cash flows).

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2008 and 2007
(dollars in thousands, unless otherwise indicated)

3.  Treasury Stock

In February 2007, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance’s stock repurchase program.  At June 30, 2008, there are approximately 0.8 million shares remaining for purchase under the 2007 authorization.  Covance also reacquires shares of its common stock in connection with certain employee benefit plans primarily when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.  The following table sets forth the treasury stock activity during the six month periods ended June 30, 2008 and 2007.

	Six Months Ended June 30
	2008		2007
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$126,709	1,500.0	$59,628	977.0
Employee benefit plans	3,718	44.8	1,797	28.6
Total	$130,427	1,544.8	$61,425	1,005.6

4.  Equity Method Investees

Covance has a minority equity position in Noveprim Limited (“Noveprim”), an existing supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment.  This investment is reflected in other assets on the consolidated balance sheet.  During the three and six month periods ended June 30, 2008, Covance recognized $0.7 million and $1.0 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2008.  During the three and six month periods ended June 30, 2007, Covance recognized $0.6 million and $1.1 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2007.  The carrying value of Covance’s investment in Noveprim at June 30, 2008 and December 31, 2007 was $23.6 million and $23.2 million, respectively.

Covance has a minority equity position in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the three and six month periods ended June 30, 2008, Covance recognized $0.1 million and $0.3 million, respectively, representing its pro rata share of BITI’s earnings.  During the three and six month periods ended June 30, 2007, Covance recognized $0.1 million and $0.2 million, respectively, representing its pro rata share of BITI’s earnings.  The carrying value of Covance’s investment in BITI as of June 30, 2008 and December 31, 2007 was $1.2 million and $0.9 million, respectively, while the fair market value was $17.4 million and $19.0 million, respectively.

5.  Divestiture

On November 28, 2007, Covance sold its centralized ECG business (“Cardiac Safety Services”), part of Covance’s late stage development segment, to eResearchTechnology Inc. (“eRT”) and simultaneously therewith entered into a ten year marketing agreement with eRT under which Covance will continue to offer its clients cardiac safety services.  Covance received initial cash proceeds of $35.2 million in connection with the sale and recorded a pre-tax gain of $6.6 million ($4.1 million after tax) during the quarter ended December 31, 2007.  During the three and six months ended June 30, 2008, Covance received additional proceeds from this sale reflecting contingent consideration related to transferred backlog totaling $0.9 million and $3.9 million, respectively, and recognized an additional pre-tax gain of $0.9 million and $3.9 million, ($0.6 million and $2.6 million after tax), respectively.  Covance may receive up to approximately $8.6 million in additional future contingent consideration relating to transferred backlog and revenues generated by eRT from new contracts secured under the first three years of the marketing agreement.  In addition, Covance expects to receive referral fees during the term of the long-term marketing agreement.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2008 and 2007
(dollars in thousands, unless otherwise indicated)

6.  Short-Term Debt

Covance has a $75.0 million revolving credit facility (the “Credit Facility”), which may be expanded to $125.0 million at Covance’s election.  At June 30, 2008, there were $35.0 million of outstanding borrowings and $1.1 million of outstanding letters of credit under the Credit Facility.  At December 31, 2007, there were no outstanding borrowings and $1.1 million of outstanding letters of credit under the Credit Facility.  Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 75 basis point margin and approximated 3.42% per annum during the six months ended June 30, 2008.  The Credit Facility, which expires in June 2009, contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At June 30, 2008, Covance was in compliance with the terms of the Credit Facility.

7.  Defined Benefit Plans

Covance sponsors various pension and other post-retirement benefit plans.

Defined Benefit Pension Plans

Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies.  Benefit amounts for all three plans are based upon years of service and compensation.  The German plan is unfunded while the United Kingdom plans are funded.  Covance’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements.  Pension plan assets are administered by the plans’ trustees and are principally invested in equity and debt securities.  The components of net periodic pension expense for these plans for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended June 30		Three Months Ended June 30
	2008	2007	2008	2007
Components of Net Periodic Pension Cost:
Service cost	$1,379	$1,482	$146	$122
Interest cost	2,063	1,869	138	91
Expected return on plan assets	(2,341)	(2,146)	—	—
Amortization of net actuarial loss	318	355	14	18
Participant contributions	(527)	(560)	—	—
Net periodic pension cost	$892	$1,000	$298	$231

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	5.25%	5.60%	4.65%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.25%	4.00%	3.00%	2.50%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2008 and 2007
(dollars in thousands, unless otherwise indicated)

	United Kingdom Plans		German Plan
	Six Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Components of Net Periodic Pension Cost:
Service cost	$2,762	$2,946	$292	$245
Interest cost	4,138	3,710	277	181
Expected return on plan assets	(4,694)	(4,262)	—	—
Amortization of net actuarial loss	637	705	25	35
Participant contributions	(1,058)	(1,110)	—	—
Net periodic pension cost	$1,785	$1,989	$594	$461

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	5.25%	5.60%	4.65%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.25%	4.00%	3.00%	2.50%

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance.  Benefit amounts are based upon years of service and compensation of the participating employees.  The components of net periodic pension cost for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Components of Net Periodic Pension Cost:
Service cost	$308	$272	$617	$543
Interest cost	217	193	434	386
Amortization of prior service cost	(30)	19	(59)	38
Amortization of net actuarial loss	27	10	53	21
Net periodic pension cost	$522	$494	$1,045	$988

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	5.50%	5.50%	5.50%
Salary increases	4.00%	4.00%	4.00%	4.00%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.  The components of net periodic post-retirement benefits cost for the three and six month periods ended June 30, 2008 and 2007 are as follows:

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2008 and 2007
(dollars in thousands, unless otherwise indicated)

	Three Months Ended June 30				Six Months Ended June 30
	2008		2007		2008		2007
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$39		$42		$77		$83
Interest cost	81		69		162		139
Net periodic post-retirement benefits cost	$120		$111		$239		$222

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	5.50%		5.50%		5.50%		5.50%
Health care cost trend rate	9.00	%(a)	9.00	%(a)	9.00	%(a)	9.00	%(a)

(a) decreasing to ultimate trend of 5.00% in 2011

8.  Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

In May 2007, Covance’s shareholders approved the 2007 Employee Equity Participation Plan (the “2007 EEPP”) in replacement of the 2002 Employee Equity Participation Plan (the “2002 EEPP”). Effective upon approval of the 2007 EEPP, no further grants or awards were permitted under the 2002 EEPP. Shares remaining for grant under the 2002 EEPP will be available for grant under the 2007 EEPP. In addition, the Covance Board of Directors directed that, effective May 3, 2007, no further grants would be permitted under the 2002 Employee Stock Option Plan (the “2002 ESOP”) and, unlike the 2002 EEPP, shares remaining for grant under the 2002 ESOP would not be available for grant under the 2007 EEPP. The 2007 EEPP became effective on May 3, 2007 and will expire on May 2, 2017.  The 2007 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2007 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant equity interest.  The 2007 EEPP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination.  The exercise period for stock options granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant. Generally, options vest over a three year period for senior executives and over a two year period for all other optionees.  Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2007 EEPP totaled approximately 1.6 million plus approximately 3.3 million shares remaining available under the 2002 EEPP at the time the 2007 EEPP was approved. All stock option grants under the 2002 EEPP remaining outstanding are now administered in accordance with the provisions of the 2002 EEPP out of shares issuable under the 2007 EEPP. The Company issues authorized but previously unissued shares when options are exercised or for stock awards.  At June 30, 2008 there were approximately 4.4 million shares remaining available for grants or awards under the 2007 EEPP, up to 1.6 million of which are available for issuance as stock awards.  There have been no grants of stock appreciation rights or grants to consultants of Covance or entities in which Covance has a controlling or significant equity interest under the 2002 ESOP, the 2002 EEPP or the 2007 EEPP.

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
June 30, 2008 and 2007
(dollars in thousands, unless otherwise indicated)

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Expected stock price volatility	39%	42%	39%	42%
Risk free interest rate(s)	1.9% - 3.7%	4.7% - 5.1%	1.9% - 3.7%	4.7% - 5.1%
Expected life of options (years)	4.4	4.3	4.4	4.3

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

Results of operations for the three month period ended June 30, 2008 include total stock-based compensation expense of $6.5 million ($4.4 million net of tax benefit of $2.1 million), $2.5 million of which has been included in cost of revenue and $4.0 million of which has been included in selling, general and administrative expenses.  Results of operations for the six month period ended June 30, 2008 include total stock-based compensation expense of $12.6 million ($8.5 million net of tax benefit of $4.1 million), $4.8 million of which has been included in cost of revenue and $7.8 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended June 30, 2007 include total stock-based compensation expense of $5.6 million ($3.8 million net of tax benefit of $1.8 million), $1.9 million of which has been included in cost of revenue and $3.7 million of which has been included in selling, general and administrative expenses. Results of operations for the six month period ended June 30, 2007 include total stock-based compensation expense of $11.1 million ($7.5 million net of tax benefit of $3.6 million), $3.9 million of which has been included in cost of revenue and $7.2 million of which has been included in selling, general and administrative expenses.

9.  Segment Information

Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance’s preclinical and clinical pharmacology service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body.  It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug.  Late-stage development services, which include Covance’s central laboratory, clinical development, periapproval and market access services, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug’s commercial potential. The accounting policies of the reportable segments are the same as those described in Note 2.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
June 30, 2008 and 2007
(dollars in thousands, unless otherwise indicated)

Segment net revenues, operating income and total assets for the three and six months ended June 30, 2008 and 2007 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended June 30, 2008
Total revenues from external customers	$213,119	$223,793	$24,911	(a)	$461,823
Operating income	$54,220	$43,004	$(29,769	)(b)	$67,455
Total assets	$1,044,026	$469,261	$77,252	(c)	$1,590,539

Three months ended June 30, 2007
Total revenues from external customers	$191,102	$190,043	$23,029	(a)	$404,174
Operating income	$48,996	$31,898	$(25,376	)(b)	$55,518
Total assets	$829,561	$451,427	$82,174	(c)	$1,363,162

Six months ended June 30, 2008
Total revenues from external customers	$415,164	$434,180	$46,516	(a)	$895,860
Operating income	$104,794	$81,874	$(56,476	)(b)	$130,192
Total assets	$1,044,026	$469,261	$77,252	(c)	$1,590,539

Six months ended June 30, 2007
Total revenues from external customers	$370,318	$369,146	$41,649	(a)	$781,113
Operating income	$92,673	$61,110	$(46,227	)(b)	$107,556
Total assets	$829,561	$451,427	$82,174	(c)	$1,363,162

(a)	Represents revenues associated with reimbursable out-of-pocket expenses.
(b)	Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense).
(c)	Represents corporate assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

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

Revenue Recognition. Covance recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of Covance’s net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional performance basis, generally using output measures that are specific to the service provided.  Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total expected contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided.  Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred.

Billing and payment terms are generally negotiated on a contract-by-contract basis. In some cases, we can only bill the client for a portion of the total contract value upon reaching specific milestones over the contract duration, such as, but not limited to, contract signing, initial dosing, investigator site initiation, patient enrollment, database lock, or delivery of a final report.  In other cases, billing and payment terms are tied to the passage of time (e.g., monthly billings).  In either case, while we attempt to negotiate terms that provide for billing and payment of services prior to or within close proximity to the provision of services, this is not always the case, as evidenced by fluctuations in the levels of unbilled receivables and unearned revenue from period to period.  While a project is ongoing, cash payments are not necessarily representative of aggregate revenue earned at any particular point in time, as revenues are recognized when services are provided, while amounts billed and paid are in accordance with the negotiated billing and payment terms.

In some cases, payments received are in excess of revenue recognized to date.  For example, a contract may provide for an upfront payment of 10% of the full contract value upon contract signing, but at the time of signing, performance of services has not yet begun, and therefore, no revenue has yet been recognized.  Payments received in advance of services being provided, such as in this example, are deferred as unearned revenue on the balance sheet. As the contracted services are subsequently performed and the associated revenue is recognized, the unearned revenue balance is reduced by the amount of revenue recognized during the period.

In other cases, services may be provided and revenue is recognized before a billing milestone has been met.  In these cases, revenue recognized will exceed amounts billed, and the difference, representing an unbilled receivable, is recorded for this amount that is currently unbillable to the customer pursuant to contractual terms.  Once a billing milestone is met, the client is billed, the unbilled receivable is reduced for the amount billed, and a corresponding account receivable is recorded. All unbilled receivables are billable to customers within one year from the respective balance sheet date.

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

As of June 30, 2008, the balance of the reserve for unrecognized tax benefits is $9.3 million, of which $2.6 million is recorded as a current liability in accrued expenses and other current liabilities, and $6.7 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet, including accrued interest of $1.7 million.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed dividends and research and development credits.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at June 30, 2008 is approximately $0.9 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the amounts repatriated in the fourth quarter of 2005 under the American Jobs Creation Act of 2004, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of June 30, 2008.

Stock-Based Compensation. The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and Note 8 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Expected stock price volatility	39%	42%	39%	42%
Risk free interest rate(s)	1.9% - 3.7%	4.7% - 5.1%	1.9% - 3.7%	4.7% - 5.1%
Expected life of options (years)	4.4	4.3	4.4	4.3

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.  Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2007 did not identify any instances of impairment and there were no events through June 30, 2008 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At June 30, 2008, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $61.4 million.

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

Results of Operations

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007.  Net revenues increased 14.6%, or 10.8% excluding the impact of foreign exchange rate variances between both periods, to $436.9 million for the three months ended June 30, 2008 from $381.1 million for the corresponding 2007 period.  Net revenues from Covance’s early development segment grew 11.5%, or 10.6% excluding the impact of foreign exchange rate variances between both periods.  Growth was driven by a 13.3% increase in our preclinical laboratory services net revenues, resulting from an increase in available capacity due to our facility expansions, sustained high levels of client satisfaction resulting in more repeat business, and favorable market conditions.  Net revenues from Covance’s late-stage development segment grew 17.8%, or 11.1% excluding the impact of foreign exchange rate variances between both periods.  Growth in the segment was led by a strong performance in our central laboratory services, where net revenues grew 29.3% on increased investigator and patient enrollment, overall higher level of study activity and the favorable impact of foreign exchange rate variances between both periods.  Also contributing to growth was a strong performance in our clinical development services, where net revenues grew 20.1% on increased study activity and the favorable impact of foreign exchange rate variances between both periods.  Negatively impacting growth over the prior year was the divestiture of our cardiac safety service offering in November 2007, which contributed $6.1 million of net revenue in the three months ended June 30, 2007, and weakness in our commercialization services, where net revenues declined 5.8% over the prior year due to a low number of new biological service launches in the marketplace.

Cost of revenue increased 14.3% to $286.9 million or 65.7% of net revenues for the three months ended June 30, 2008 as compared to $251.1 million or 65.9% of net revenues for the corresponding 2007 period.  Gross margins increased by 20 basis points to 34.3% for the three months ended June 30, 2008 from 34.1% for the corresponding 2007 period.

Overall, selling, general and administrative expenses increased 12.3% to $65.2 million for the three months ended June 30, 2008 from $58.1 million for the corresponding 2007 period.  As a percentage of net revenues, selling, general and administrative expenses decreased 30 basis points to 14.9% for the three month period ended June 30, 2008 from 15.2% for the corresponding 2007 period. This percentage can vary from quarter to quarter depending on the timing and nature of various professional fees and other discretionary spending.  The 30 basis point decrease over the corresponding 2007 period also reflects increased efficiencies gained from the leveraging of our existing support functions across a larger base of revenues.

Depreciation and amortization increased 5.3% to $17.3 million or 4.0% of net revenues for the three months ended June 30, 2008 from $16.5 million or 4.3% of net revenues for the corresponding 2007 period primarily as a result of higher levels of capital spending over the last twelve months.

Income from operations increased 21.5% to $67.5 million or 15.4% of net revenues for the three months ended June 30, 2008 from $55.5 million or 14.6% of net revenues for the corresponding 2007 period.  Income from operations from Covance’s early development segment increased $5.2 million or 10.7% to $54.2 million or 25.4% of net revenues for the three months ended June 30, 2008 from $49.0 million or 25.6% of net revenues for the corresponding 2007 period.  The $5.2 million increase over the prior year was driven by additional income from operations resulting from the 13.3% growth in preclinical laboratory services net revenues explained above.  Income from operations from Covance’s late-stage development segment increased $11.1 million or 34.8% to $43.0 million or 19.2% of net revenues for the three months ended June 30, 2008 from $31.9 million or 16.8% of net revenues for the corresponding 2007 period.  Growth was driven by central laboratory and clinical development services, where income from operations grew 48.0% and 46.6%, respectively, over the prior year on the increase in net revenues explained above.  Partially offsetting this growth was the weakness in our commercialization services, where operating margin declined 28.5% over the prior year on the decline in net revenues explained above. Corporate expense increased $4.4 million to $29.8 million or 6.8% of net revenues for the three months ended June 30, 2008 from $25.4 million or 6.7% of net revenues for the three months ended June 30, 2007.  Included in Corporate expense is stock-based compensation expense of $6.5 million or 1.5% of net revenues for the three months ended June 30, 2008, as compared to $5.6 million or 1.5% of net revenues for the corresponding 2007 period.  The higher level of Corporate expenses for the three months ended June 30, 2008 as compared to the corresponding 2007 period also reflects an increase in compensation-related expenses and investments in infrastructure to support higher levels of current and expected future growth.

Other income, net increased $0.8 million to $2.9 million for the three months ended June 30, 2008 from $2.1 million for the corresponding 2007 period primarily as a result of an additional $0.9 million gain from the receipt of contingent consideration on transferred backlog on the November 2007 sale of Covance’s cardiac safety service offering and a $0.4 million increase in net foreign exchange transaction gains, partially offset by a $0.3 million increase in interest expense.

Covance’s effective tax rate for the three months ended June 30, 2008 was 28.9% compared to 29.2% for the corresponding 2007 period.  The year over year decrease in Covance’s effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions and other planning initiatives, slightly offset by the higher effective tax rate on the gain on sale of business.

Covance has a minority equity position in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  For each of the three month periods ended June 30, 2008 and 2007, Covance recognized income of $0.1 million representing its pro rata share of BITI’s earnings.

Covance has a minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the three month periods ended June 30, 2008 and 2007, Covance recognized $0.7 million and $0.6 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2008 and 2007.

Net income of $50.9 million for the three months ended June 30, 2008 increased $9.4 million or 22.6% as compared to $41.5 million for the corresponding 2007 period.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007.  Net revenues increased 14.9%, or 11.3% excluding the impact of foreign exchange rate variances between both periods, to $849.3 million for the six months ended June 30, 2008 from $739.5 million for the corresponding 2007 period.  Net revenues from Covance’s early development segment grew 12.1%, or 11.1% excluding the impact of foreign exchange rate variances between both periods.  Growth was driven by a 13.9% increase in our preclinical laboratory services net revenues, resulting from an increase in available capacity due to our facility expansions, sustained high levels of client satisfaction resulting in more repeat business, and favorable market conditions.  Net revenues from Covance’s late-stage development segment increased 17.6%, or 11.4% excluding the impact of foreign exchange rate variances between both periods.  Growth in the segment was led by a strong performance in our central laboratory services, where net revenues grew 30.1% on increased investigator and patient enrollment, overall higher level of study activity and the favorable impact of foreign exchange rate variances between both periods.  Also contributing to growth was a strong performance in our clinical development services, where net revenues grew 18.0% on increased study activity and the favorable impact of foreign exchange rate variances between both periods.  Negatively impacting growth over the prior year was the divestiture of our cardiac safety service offering in November 2007, which contributed $11.7 million of net revenue in the six months ended June 30, 2007, and weakness in our commercialization services, where net revenues declined 4.6% over the prior year due to a low number of new biological service launches in the marketplace.

Cost of revenue increased 15.4% to $560.2 million or 66.0% of net revenues for the six months ended June 30, 2008 as compared to $485.5 million or 65.6% of net revenues for the corresponding 2007 period.  Gross margins decreased by 40 basis points to 34.0% for the six months ended June 30, 2008 from 34.4% for the corresponding 2007 period.

Overall, selling, general and administrative expenses increased 9.1% to $124.3 million for the six months ended June 30, 2008 from $113.9 million for the corresponding 2007 period.  As a percentage of net revenues, selling, general and administrative expenses decreased 80 basis points to 14.6% for the six months ended June 30, 2008 from 15.4% for the corresponding 2007 period. This percentage can vary from quarter to quarter depending on the timing and nature of various professional fees and other discretionary spending.  The 80 basis point decrease over the corresponding 2007 period also reflects increased efficiencies gained from the leveraging of our existing support functions across a larger base of revenues.

Depreciation and amortization increased 6.5% to $34.7 million or 4.1% of net revenues for the six months ended June 30, 2008 from $32.6 million or 4.4% of net revenues for the corresponding 2007 period primarily as a result of higher levels of capital spending over the last twelve months.

Income from operations increased 21.0% to $130.2 million or 15.3% of net revenues for the six months ended June 30, 2008 from $107.6 million or 14.5% of net revenues for the corresponding 2007 period.  Income from operations from Covance’s early development segment increased $12.1 million or 13.1% to $104.8 million or 25.2% of net revenues for the six months ended June 30, 2008 from $92.7 million or 25.0% of net revenues for the corresponding 2007 period.  The $12.1 million increase over the prior year was driven by additional income from operations resulting from the 13.9% growth in preclinical laboratory services net revenues explained above.  Income from operations from Covance’s late-stage development segment increased $20.8 million or 34.0% to $81.9 million or 18.9% of net revenues for the six months ended June 30, 2008 from $61.1 million or 16.6% of net revenues for the corresponding 2007 period.  Growth was driven by central laboratory and clinical development services, where income from operations grew 54.4% and 8.6%, respectively, over the prior year on the increase in net revenues explained above.  Partially offsetting this growth was the weakness in our commercialization services, where operating margin declined 21.6% over the prior year on the decline in net revenues explained above.  Corporate expense increased $10.3 million to $56.5 million or 6.6% of net revenue for the six months ended June 30, 2008 from $46.2 million or 6.3% of net revenue for the six months ended June 30, 2007.  Included in Corporate expense is stock-based compensation expense of $12.6 million or 1.5% of net revenues for the six months ended June 30, 2008, as compared to $11.1 million or 1.5% of net revenues for the corresponding 2007 period.  The higher level of Corporate expenses for the six months ended June 30, 2008 as compared to the corresponding 2007 period also reflects an increase in compensation-related expenses and investments in infrastructure to support higher levels of current and expected future growth.

Other income, net increased $5.1 million to $9.6 million for the six months ended June 30, 2008 from $4.4 million for the corresponding 2007 period, primarily as a result of an additional $3.9 million gain from the receipt of contingent consideration on transferred backlog on the November 2007 sale of Covance’s cardiac safety service offering and a $1.6 million increase in net foreign exchange transaction gains, partially offset by a $0.4 million increase in interest expense.

Covance’s effective tax rate for the six months ended June 30, 2008 was 29.4% compared to 29.3% for the corresponding 2007 period.  The year over year increase in Covance’s effective tax rate is attributable to a number of factors, including the higher effective tax rate on the gain on sale of business and the mix of our pre-tax earnings across various tax jurisdictions.

Covance has a minority equity position in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the six month periods ended June 30, 2008 and 2007, Covance recognized income of $0.3 million and $0.2 million, respectively, representing its pro rata share of BITI’s earnings.

Covance has a minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the six month periods ended June 30, 2008 and 2007, Covance recognized $1.0 million and $1.1 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2008 and 2007.

Net income of $100.0 million for the six months ended June 30, 2008 increased $19.6 million or 24.3% as compared to $80.4 million for the corresponding 2007 period.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2008 and December 31, 2007 were $195.7 million and $319.5 million, respectively.  Amounts are principally invested in short-term money market funds.  Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases.  Covance’s $75.0 million revolving credit facility (the “Credit Facility”) expires in June 2009 and may be expanded to $125.0 million at Covance’s election. Covance believes cash on hand plus cash from operations and available borrowings under the Credit Facility will provide sufficient liquidity for the foreseeable future.  At June 30, 2008, there were $35.0 million of outstanding borrowings and $1.1 million of outstanding letters of credit under the Credit Facility.  At December 31, 2007, there were no outstanding borrowings and $1.1 million of outstanding letters of credit under the Credit Facility.  Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 75 basis point margin and approximated 3.42% per annum during the six months ended June 30, 2008.  The Credit Facility contains various financial and other covenants.  At June 30, 2008, Covance was in compliance with the terms of the Credit Facility.  The Credit Facility is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

During the six months ended June 30, 2008, Covance’s operations provided net cash of $85.8 million, an decrease of $6.0 million from the corresponding 2007 period. The change in net operating assets used $54.1 million in cash during the six months ended June 30, 2008, primarily due to an increase in unbilled services, accounts receivable and inventory and a decrease in accrued incentive compensation and accounts payable, partially offset by an increase in other accrued expenses.  The change in net operating assets used $32.1 million in cash during the six months ended June 30, 2007, primarily due to an increase in accounts receivable, unbilled services and other current assets, partially offset by an increase in unearned revenue.  Covance’s ratio of current assets to current liabilities was 1.83 at June 30, 2008 and 2.15 at December 31, 2007.

Investing activities for the six months ended June 30, 2008 used $139.1 million, compared to using $61.8 million for the corresponding 2007 period.  Capital spending for the first six months of 2008 totaled $143.2 million, and was primarily for the expansion of our preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Approximately $123.0 million of capital spending in the first six months of 2008 represents expenditures primarily related to ongoing significant facility expansions and transformational information technology projects that have not yet been placed in service.  Capital spending for the corresponding 2007 period totaled $61.8 million, and was primarily for the expansion of our preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software for newly hired employees.  Investing activities for the six months ended June 30, 2008 also included $3.9 million of additional proceeds received during the period reflecting contingent consideration related to transferred backlog from the sale of Covance’s cardiac safety service offering on November 28, 2007.

Financing activities for the six months ended June 30, 2008 and 2007 used $80.7 million and $41.9 million, respectively.  During the six months ended June 30, 2008, $126.7 million was used to purchase into treasury 1,500,000 shares of common stock under the share buyback program authorized by Covance’s Board of Directors and $3.7 million was used to purchase into treasury 44,796 shares of common stock in connection with employee benefit plans; partially offset by $8.4 million in proceeds from the exercise of stock options, $3.4 million from employee contributions to the Company’s employee stock purchase plan and $2.9 million in excess tax benefits realized on the exercise of stock options.  Additionally, Covance borrowed $43.0 million under the Credit Facility during the first quarter of 2008 to partially fund the purchase into treasury of common stock and repaid $8.0 million of these borrowings during the second quarter of 2008, for net borrowings of $35.0 million during the first half of 2008.  During the six months ended June 30, 2007, $61.4 million was used to purchase into treasury 977,000 shares of common stock under the share buyback program authorized by Covance’s Board of Directors and the purchase into treasury of 28,590 shares of common stock in connection with employee benefit plans; partially offset by $13.4 million in proceeds from the exercise of stock options, $3.3 million in excess tax benefits realized on the exercise of stock options and $2.8 million from employee contributions to the Company’s employee stock purchase plan.

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

Forward Looking Statements. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the consummation of the joint venture with Wuxi PharmaTech, the Company’s ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, and other factors described in Covance’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the six months ended June 30, 2008, approximately 42% of our net revenues were derived from our operations outside the United States.  We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

We derive a large portion of our net revenues from international operations.  For the six month period ended June 30, 2008, we derived approximately 42% of our net revenues from outside the United States.  Our financial statements are denominated in U.S. dollars.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Covance was held on May 8, 2008, pursuant to notice.

Two directors were reelected to the Board of Directors with the following votes cast: Kathleen Bang received 57,247,697 votes for and 629,898 votes were withheld; Gary Costley received 56,663,774 votes for and 1,213,821 votes were withheld.  The following directors’ terms of office as a director continued after the meeting: Robert Barchi, Sandra L. Helton, Joe Herring, Irwin Lerner and Joseph Scodari.

The shareholders approved the 2008 Non-Employee Directors Stock Option Plan (the “2008 Director Option Plan”).  The 2008 Director Option Plan received 45,679,210 votes for, 6,184,353 votes against, 495,066 votes abstained and there were 5,518,966 broker non-votes.

The shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors with the following votes cast: 57,583,095 votes for, 181,606 votes against and 112,894 votes abstained.

In addition, a shareholder proposal proposed by the People for the Ethical Treatment of Animals relating to import of nonhuman primates and exports of canines was rejected, with no votes for, 57,877,595 votes against and no votes abstained.

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

COVANCE INC.

Dated: August 1, 2008	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Joseph L. Herring
	Joseph L. Herring	Chairman of the Board and	August 1, 2008
Chief Executive Officer
(Principal Executive Officer)

/s/	William E. Klitgaard
	William E. Klitgaard	Corporate Senior Vice President and	August 1, 2008
Chief Financial Officer
(Principal Financial Officer)

/s/	Michele A. Kennedy
	Michele A. Kennedy	Corporate Vice President, Controller and	August 1, 2008
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