Form 10-Q
period 2008-09-30
COVANCE INC
filed 2008-10-31
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

YES   ☐        NO   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 17, 2008, the Registrant had 63,284,772 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended September 30, 2008

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
(Dollars in thousands)	2008	2007
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$209,094	$319,485
Accounts receivable	240,761	217,657
Unbilled services	103,960	88,835
Inventory	67,644	54,788
Deferred income taxes	9,997	7,825
Prepaid expenses and other current assets	89,324	81,467
Total Current Assets	720,780	770,057
Property and equipment, net	790,429	646,040
Goodwill, net	105,486	105,486
Other assets	38,211	38,602
Total Assets	$1,654,906	$1,560,185

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$44,677	$32,252
Accrued payroll and benefits	91,450	95,313
Accrued expenses and other current liabilities	64,500	66,838
Unearned revenue	145,701	144,870
Short-term debt	23,000	—
Income taxes payable	27,734	18,887
Total Current Liabilities	397,062	358,160
Deferred income taxes	29,111	32,562
Other liabilities	58,694	59,275
Total Liabilities	484,867	449,997
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock – Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 75,348,104 and 74,590,229 shares issued and outstanding, including those held in treasury, at September 30, 2008 and December 31, 2007, respectively	753	746
Paid-in capital	543,572	492,373
Retained earnings	1,084,188	933,106
Accumulated other comprehensive income	12,321	24,154
Treasury stock at cost (12,094,980 and 10,548,248 shares at September 30, 2008 and December 31, 2007, respectively)	(470,795)	(340,191)
Total Stockholders’ Equity	1,170,039	1,110,188
Total Liabilities and Stockholders’ Equity	$1,654,906	$1,560,185

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Net revenues	$440,109	$395,989	$1,289,453	$1,135,453
Reimbursable out-of-pockets	27,263	18,712	73,779	60,361
Total revenues	467,372	414,701	1,363,232	1,195,814

Cost and expenses:
Cost of revenue (excluding depreciation and amortization)	287,804	258,355	848,018	743,812
Reimbursed out-of-pocket expenses	27,263	18,712	73,779	60,361
Selling, general and administrative (excluding depreciation and amortization)	64,850	61,089	189,109	174,972
Depreciation and amortization	17,493	16,447	52,172	49,015
Total costs and expenses	397,410	354,603	1,163,078	1,028,160
Income from operations	69,962	60,098	200,154	167,654

Other (income) expense, net:
Interest income	(1,916)	(2,415)	(6,689)	(7,150)
Interest expense	385	117	1,061	379
Foreign exchange transaction (gain) loss, net	730	(284)	(816)	(238)
Gain on sale of business	—	—	(3,927)	—
Other income, net	(801)	(2,582)	(10,371)	(7,009)
Income before taxes and equity investee earnings	70,763	62,680	210,525	174,663
Taxes on income	20,167	18,469	61,220	51,326
Equity investee earnings	511	403	1,777	1,683
Net income	$51,107	$44,614	$151,082	$125,020

Basic earnings per share	$0.81	$0.70	$2.40	$1.96
Weighted average shares outstanding - basic	63,055,229	63,711,628	63,065,488	63,718,720

Diluted earnings per share	$0.80	$0.69	$2.36	$1.93
Weighted average shares outstanding – diluted	63,994,532	64,728,253	64,052,224	64,758,890

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	Nine Months Ended September 30
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income	$151,082	$125,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,172	49,015
Non-cash compensation expense associated with employee benefit and stock compensation plans	19,190	21,472
Deferred income tax (benefit) provision	(5,623)	(2,475)
Gain on sale of business	(3,927)	—
Loss (gain) on sale of property and equipment	795	(1,740)
Equity investee earnings	(1,777)	(1,683)
Changes in operating assets and liabilities:
Accounts receivable	(23,104)	(17,007)
Unbilled services	(15,125)	(15,851)
Inventory	(12,856)	(5,161)
Accounts payable	12,425	6,963
Accrued liabilities	(5,818)	18,901
Unearned revenue	831	12,616
Income taxes payable	11,322	(749)
Other assets and liabilities, net	(6,361)	(13,222)
Net cash provided by operating activities	173,226	176,099
Cash flows from investing activities:
Capital expenditures	(206,179)	(104,820)
Proceeds from sale of business	3,927	—
Other, net	366	111
Net cash used in investing activities	(201,886)	(104,709)
Cash flows from financing activities:
Net borrowings under revolving credit facility	23,000	—
Stock issued under employee stock purchase and option plans	29,158	25,948
Purchase of treasury stock	(130,604)	(61,562)
Net cash used in financing activities	(78,446)	(35,614)

Effect of exchange rate changes on cash	(3,285)	4,245
Net change in cash and cash equivalents	(110,391)	40,021

Cash and cash equivalents, beginning of period	319,485	219,810

Cash and cash equivalents, end of period	$209,094	$259,831

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2007, 2006, and 2005 included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $46.8 million and $47.4 million at September 30, 2008 and December 31, 2007, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its best estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2007 did not identify any instances of impairment and there were no events through September 30, 2008 that warranted a reconsideration of our impairment test results.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

Revenue Recognition

Covance recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of Covance’s net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer.  Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional performance basis, generally using output measures that are specific to the service provided.  Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided.  We do not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which we have earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance).  Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred.

Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. In some cases, we bill the client for the total contract value in progress-based installments as we reach certain non-contingent billing milestones over the contract duration, such as, but not limited to, contract signing, initial dosing, investigator site initiation, patient enrollment or database lock.  The term “billing milestone” relates only to a billing trigger in a contract whereby amounts become billable and payable in accordance with a negotiated predetermined billing schedule throughout the term of a project.  These billing milestones are not performance-based (i.e., potential additional arrangement consideration tied to specific deliverables or performance).  In other cases, billing and payment terms are tied to the passage of time (e.g., monthly billings).  In either case, the total contract value and aggregate amounts billed to the client would be the same at the end of the project.  While we attempt to negotiate terms that provide for billing and payment of services prior to or within close proximity to the provision of services, this is not always the case, as evidenced by fluctuations in the levels of unbilled receivables and unearned revenue from period to period.  While a project is ongoing, cash payments are not necessarily representative of aggregate revenue earned at any particular point in time, as revenues are recognized when services are provided, while amounts billed and paid are in accordance with the negotiated billing and payment terms.

In some cases, payments received are in excess of revenue recognized.  For example, a contract invoicing schedule may provide for an upfront payment of 10% of the full contract value upon contract signing, but at the time of signing, performance of services has not yet begun, and therefore, no revenue has yet been recognized.  Payments received in advance of services being provided, such as in this example, are deferred as unearned revenue on the balance sheet. As the contracted services are subsequently performed and the associated revenue is recognized, the unearned revenue balance is reduced by the amount of revenue recognized during the period.

In other cases, services may be provided and revenue is recognized before we have invoiced the client.  In these cases, revenue recognized will exceed amounts billed, and the difference, representing an unbilled receivable, is recorded for this amount that is currently unbillable to the customer pursuant to contractual terms.  Once we have invoiced the client, the unbilled receivable is reduced for the amount billed, and a corresponding account receivable is recorded. All unbilled receivables are billable to customers within one year from the respective balance sheet date.

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

(UNAUDITED)

September 30, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

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

As of September 30, 2008, the balance of the reserve for unrecognized tax benefits is $10.3 million, of which $3.2 million is recorded as a current liability in accrued expenses and other current liabilities, and $7.1 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet, including accrued interest of $1.5 million.  As of December 31, 2007, the balance of the reserve for unrecognized tax benefits was $8.9 million, of which $2.6 million was recorded as a current liability in accrued expenses and other current liabilities, and $6.3 million was recorded as a long-term liability in other liabilities on the consolidated balance sheet, including accrued interest of $1.3 million.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at September 30, 2008 and December 31, 2007 is $0.9 million and $0.8 million, respectively, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the one-time opportunity provided under the American Jobs Creation Act, pursuant to which Covance repatriated $103 million in accumulated foreign earnings in the fourth quarter of 2005, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of September 30, 2008.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

Comprehensive Income

Covance’s total comprehensive income, which represents net income plus the change in the cumulative translation adjustment equity account for the periods presented, was $23.3 million and $54.0 million for the three months ended September 30, 2008 and 2007, respectively, and $139.2 million and $135.8 million for the nine months ended September 30, 2008 and 2007, respectively.

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

In computing diluted earnings per share for the three months ended September 30, 2008 and 2007, the denominator was increased by 939,303 shares and 1,016,625 shares, respectively, and for the nine months ended September 30, 2008 and 2007, the denominator was increased by 986,736 shares and 1,040,170 shares, respectively, representing the dilutive effect of stock options outstanding at September 30, 2008 and 2007 with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended September 30, 2008 were options to purchase 2,730 shares of common stock at a price of $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the nine months ended September 30, 2008 were options to purchase 3,978 shares of common stock at prices ranging from $87.33 to $94.34 per share because the exercise prices of such options were greater than

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended September 30, 2007 were options to purchase 1,200 shares of common stock at prices ranging from $73.32 to $77.90 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the nine months ended September 30, 2007 were options to purchase 10,789 shares of common stock at prices ranging from $66.55 to $77.90 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the nine month periods ended September 30, 2008 and 2007 totaled $0.9 million and $0.2 million, respectively. Cash paid for income taxes for the nine month periods ended September 30, 2008 and 2007 totaled $44.5 million and $51.5 million, respectively.  The change in income taxes payable in the consolidated statement of cash flows for the nine months ended September 30, 2008 and 2007 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options as measured under SFAS 123R of $7.2 million and $4.3 million, respectively (a corresponding cash inflow of $7.2 million and $4.3 million, respectively, has been included in financing cash flows).

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) which replaces SFAS No. 141, Business Combinations.  The scope of SFAS 141R is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS 141R revises accounting and reporting standards for business combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses by transferring consideration as well as combinations achieved without the transfer of consideration. By applying the same method of accounting – the acquisition method – to all transactions and other events in which one entity obtains control over one or more other businesses, this statement is intended to improve the comparability of the information about business combinations provided in financial reports.  SFAS 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Beginning January 1, 2009, Covance will adopt SFAS 141R and the impact of implementing this statement will depend on the nature and significance of business combinations consummated that would be subject to this statement.

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

September 30, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

3.  Treasury Stock

In February 2007, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance’s stock repurchase program.  At September 30, 2008, there are approximately 0.8 million shares remaining for purchase under the 2007 authorization.  Covance also reacquires shares of its common stock in connection with certain employee benefit plans primarily when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.  The following table sets forth the treasury stock activity during the nine month periods ended September 30, 2008 and 2007.

	Nine Months Ended September 30
	2008		2007
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$126,709	1,500.0	$59,628	977.0
Employee benefit plans	3,895	46.7	1,934	30.6
Total	$130,604	1,546.7	$61,562	1,007.6

4.  Equity Method Investees

Covance has a minority equity position in Noveprim Limited (“Noveprim”), an existing supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment.  This investment is reflected in other assets on the consolidated balance sheet.  During the three and nine month periods ended September 30, 2008, Covance recognized $0.3 million and $1.3 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at September 30, 2008.  During the three and nine month periods ended September 30, 2007, Covance recognized $0.3 million and $1.4 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at September 30, 2007.  The carrying value of Covance’s investment in Noveprim at September 30, 2008 and December 31, 2007 was $22.8 million and $23.2 million, respectively.

Covance has a minority equity position in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the three and nine month periods ended September 30, 2008, Covance recognized $0.2 million and $0.5 million, respectively, representing its pro rata share of BITI’s earnings.  During the three and nine month periods ended September 30, 2007, Covance recognized $0.1 million and $0.3 million, respectively, representing its pro rata share of BITI’s earnings.  The carrying value of Covance’s investment in BITI as of September 30, 2008 and December 31, 2007 was $1.4 million and $0.9 million, respectively, while the fair market value was $18.2 million and $19.0 million, respectively.

5.  Divestiture

On November 28, 2007, Covance sold its centralized ECG business (“Cardiac Safety Services”), part of Covance’s late stage development segment, to eResearchTechnology Inc. (“eRT”) and simultaneously therewith entered into a ten year marketing agreement with eRT under which Covance will continue to offer its clients cardiac safety services.  Covance received initial cash proceeds of $35.2 million in connection with the sale and recorded a pre-tax gain of $6.6 million ($4.1 million after tax) during the quarter ended December 31, 2007.  During the three months ended September 30, 2008, there were no additional proceeds from this sale reflecting contingent consideration related to transferred backlog and therefore no additional pre-tax gain was recognized in this period.  During the nine months ended September 30, 2008, Covance received additional proceeds from this sale reflecting contingent consideration related to transferred backlog totaling $3.9 million and recognized an additional pre-tax gain of $3.9 million ($2.6 million after tax).  Covance may receive up to approximately $8.6 million in

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

additional future contingent consideration relating to transferred backlog and revenues generated by eRT from new contracts secured under the first three years of the marketing agreement.  In addition, Covance expects to receive referral fees during the term of the long-term marketing agreement.

6.  Short-Term Debt

In August 2008, Covance elected to expand its revolving credit facility (the “Credit Facility”) to $125.0 million.  At September 30, 2008, there were $23.0 million of outstanding borrowings and $1.1 million of outstanding letters of credit under the Credit Facility.  At December 31, 2007, there were no outstanding borrowings and $1.1 million of outstanding letters of credit under the Credit Facility.  Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 75 basis point margin and approximated 3.23% and 3.33% per annum during the three and nine months ended September 30, 2008, respectively.  The Credit Facility, which expires in June 2009, contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At September 30, 2008, Covance was in compliance with the terms of the Credit Facility.

7.  Defined Benefit Plans

Covance sponsors various pension and other post-retirement benefit plans.

Defined Benefit Pension Plans

Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies.  Benefit amounts for all three plans are based upon years of service and compensation.  The German plan is unfunded while the United Kingdom plans are funded.  Covance’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements.  Pension plan assets are administered by the plans’ trustees and are principally invested in equity and debt securities.  The components of net periodic pension expense for these plans for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended September 30		Three Months Ended September 30
	2008	2007	2008	2007
Components of Net Periodic Pension Cost:
Service cost	$1,268	$1,495	$136	$128
Interest cost	1,897	1,885	127	97
Expected return on plan assets	(2,153)	(2,165)	—	—
Amortization of net actuarial loss	294	358	11	16
Participant contributions	(484)	(565)	—	—
Net periodic pension cost	$822	$1,008	$274	$241

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	5.25%	5.60%	4.65%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.25%	4.00%	3.00%	2.50%

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

	United Kingdom Plans		German Plan
	Nine Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Components of Net Periodic Pension Cost:
Service cost	$4,030	$4,441	$428	$373
Interest cost	6,035	5,595	404	278
Expected return on plan assets	(6,847)	(6,427)	—	—
Amortization of net actuarial loss	931	1,063	36	51
Participant contributions	(1,542)	(1,675)	—	—
Net periodic pension cost	$2,607	$2,997	$868	$702

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	5.25%	5.60%	4.65%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.25%	4.00%	3.00%	2.50%

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance.  Benefit amounts are based upon years of service and compensation of the participating employees.  The components of net periodic pension cost for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Components of Net Periodic Pension Cost:
Service cost	$309	$271	$926	$814
Interest cost	217	193	651	579
Amortization of prior service cost	(30)	19	(89)	57
Amortization of net actuarial loss	27	10	80	31
Net periodic pension cost	$523	$493	$1,568	$1,481

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	5.50%	5.50%	5.50%
Salary increases	4.00%	4.00%	4.00%	4.00%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.  The components of net periodic post-retirement benefits cost for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

	Three Months Ended September 30				Nine Months Ended September 30
	2008		2007		2008		2007
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$38		$41		$115		$123
Interest cost	82		70		244		210
Net periodic post-retirement benefits cost	$120		$111		$359		$333

Assumptions Used to Determine Net Periodic Post-retirement Benefits Cost:
Discount rate	5.50%		5.50%		5.50%		5.50%
Health care cost trend rate	9.00	%(a)	9.00	%(a)	9.00	%(a)	9.00	%(a)

(a) decreasing to ultimate trend of 5.00% in 2011

8.  Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

In May 2007, Covance’s shareholders approved the 2007 Employee Equity Participation Plan (the “2007 EEPP”) in replacement of the 2002 Employee Equity Participation Plan (the “2002 EEPP”). Effective upon approval of the 2007 EEPP, no further grants or awards were permitted under the 2002 EEPP. Shares remaining for grant under the 2002 EEPP will be available for grant under the 2007 EEPP. In addition, the Covance Board of Directors directed that, effective May 3, 2007, no further grants would be permitted under the 2002 Employee Stock Option Plan (the “2002 ESOP”) and, unlike the 2002 EEPP, shares remaining for grant under the 2002 ESOP would not be available for grant under the 2007 EEPP. The 2007 EEPP became effective on May 3, 2007 and will expire on May 2, 2017.  The 2007 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2007 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant equity interest.  The 2007 EEPP authorizes the Compensation Committee to grant the following awards to eligible employees: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination.  The exercise period for stock options granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant. Generally, options vest over a three year period for senior executives and over a two year period for all other optionees.  Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2007 EEPP totaled approximately 1.6 million plus approximately 3.3 million shares remaining available under the 2002 EEPP at the time the 2007 EEPP was approved. All stock option grants under the 2002 EEPP remaining outstanding are now administered in accordance with the provisions of the 2002 EEPP out of shares issuable under the 2007 EEPP. The Company issues authorized but previously unissued shares when options are exercised or for stock awards.  At September 30, 2008 there were approximately 4.4 million shares remaining available for grants or awards under the 2007 EEPP, up to 1.6 million of which are available for issuance as stock awards.  There have been no grants of stock appreciation rights or grants to consultants of Covance or entities in which Covance has a controlling or significant equity interest under the 2002 ESOP, the 2002 EEPP or the 2007 EEPP.

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

September 30, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Expected stock price volatility	39%	42%	39%	42%
Risk free interest rate(s)	1.9% - 3.7%	4.7% - 5.1%	1.9% - 3.7%	4.7% - 5.1%
Expected life of options (years)	4.4	4.3	4.4	4.3

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

Results of operations for the three month period ended September 30, 2008 include total stock-based compensation expense of $6.7 million ($4.5 million net of tax benefit of $2.2 million), $2.5 million of which has been included in cost of revenue and $4.2 million of which has been included in selling, general and administrative expenses.  Results of operations for the nine month period ended September 30, 2008 include total stock-based compensation expense of $19.3 million ($13.0 million net of tax benefit of $6.3 million), $7.3 million of which has been included in cost of revenue and $12.0 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended September 30, 2007 include total stock-based compensation expense of $5.7 million ($3.8 million net of tax benefit of $1.9 million), $1.9 million of which has been included in cost of revenue and $3.8 million of which has been included in selling, general and administrative expenses. Results of operations for the nine month period ended September 30, 2007 include total stock-based compensation expense of $16.8 million ($11.3 million net of tax benefit of $5.5 million), $5.8 million of which has been included in cost of revenue and $11.0 million of which has been included in selling, general and administrative expenses.

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2008 and 2007

(dollars in thousands, unless otherwise indicated)

Segment net revenues, operating income and total assets for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total

Three months ended September 30, 2008
Total revenues from external customers	$215,390	$224,719	$27,263	(a)	$467,372
Operating income	$54,846	$44,272	$(29,156	)(b)	$69,962
Total assets	$1,081,422	$480,607	$92,877	(c)	$1,654,906

Three months ended September 30, 2007
Total revenues from external customers	$199,486	$196,503	$18,712	(a)	$414,701
Operating income	$51,777	$34,426	$(26,105	)(b)	$60,098
Total assets	$871,099	$472,472	$116,356	(c)	$1,459,927

Nine months ended September 30, 2008
Total revenues from external customers	$630,554	$658,899	$73,779	(a)	$1,363,232
Operating income	$159,640	$126,146	$(85,632	)(b)	$200,154
Total assets	$1,081,422	$480,607	$92,877	(c)	$1,654,906

Nine months ended September 30, 2007
Total revenues from external customers	$569,804	$565,649	$60,361	(a)	$1,195,814
Operating income	$144,450	$95,536	$(72,332	)(b)	$167,654
Total assets	$871,099	$472,472	$116,356	(c)	$1,459,927

(a)	Represents revenues associated with reimbursable out-of-pocket expenses.
(b)	Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense).
(c)	Represents corporate assets.

10. Subsequent Event

On October 3, 2008, Covance acquired Eli Lilly and Company’s early development campus in Greenfield, Indiana for approximately $50 million and in connection with this transaction, Covance borrowed an additional $50 million under the Credit Facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

We do not have any individual significant contracts as pertains to revenue recognition.  By way of background, at any point in time, we are working on thousands of active client projects, which are governed by individual contracts.  In addition, we have not had a single customer who accounted for more than ten percent of our aggregate net revenues during any one of the last three years.  In 2007, we served in excess of 300 biopharmaceutical companies and at December 31, 2007, we had over 8,000 active client projects.  Most projects are customized based on the needs of the client, the type of services being provided, therapeutic indication of the drug, geographic locations, and other variables.  Project specific terms related to pricing, billing milestones, and the scope and type of services to be provided are generally negotiated and contracted on a project-by-project basis.

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional performance basis, generally using output measures that are specific to the service provided.  Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided.  We do not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which we have earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance).  Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred.  For the three and nine months ended September 30, 2008, we did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e., output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. In some cases, we bill the client for the total contract value in progress-based installments as we reach certain non-contingent billing milestones over the contract duration, such as, but not limited to, contract signing, initial dosing, investigator site initiation, patient enrollment or database lock.  The term “billing milestone” relates only to a billing trigger in a contract whereby amounts become billable and payable in accordance with a negotiated predetermined billing schedule throughout the term of a project.  These billing milestones are not performance-based (i.e., potential additional arrangement consideration tied to specific deliverables or performance).  In other cases, billing and payment terms are tied to the passage of time (e.g., monthly billings).  In either case, the total contract value and aggregate amounts billed to the client would be the same at the end of the project.  While we attempt to negotiate terms that provide for billing and payment of services prior to or within close proximity to the provision of services, this is not always the case, as evidenced by fluctuations in the levels of unbilled receivables and unearned revenue from period to period.  While a project is ongoing, cash payments are not necessarily representative of aggregate revenue earned at any particular point in time, as revenues are recognized when services are provided, while amounts billed and paid are in accordance with the negotiated billing and payment terms.

In some cases, payments received are in excess of revenue recognized.  For example, a contract invoicing schedule may provide for an upfront payment of 10% of the full contract value upon contract signing, but at the time of signing, performance of services has not yet begun, and therefore, no revenue has yet been recognized.  Payments received in advance of services being provided, such as in this example, are deferred as unearned revenue on the balance sheet. As the contracted services are subsequently performed and the associated revenue is recognized, the unearned revenue balance is reduced by the amount of revenue recognized during the period.

In other cases, services may be provided and revenue is recognized before we have invoiced the client.  In these cases, revenue recognized will exceed amounts billed, and the difference, representing an unbilled receivable, is recorded for this amount that is currently unbillable to the customer pursuant to contractual terms.  Once we have invoiced the client, the unbilled receivable is reduced for the amount billed, and a corresponding account receivable is recorded. All unbilled receivables are billable to customers within one year from the respective balance sheet date.

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

As of September 30, 2008, the balance of the reserve for unrecognized tax benefits is $10.3 million, of which $3.2 million is recorded as a current liability in accrued expenses and other current liabilities, and $7.1 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet, including accrued interest of $1.5 million.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at September 30, 2008 is approximately $0.9 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Except for the amounts repatriated in the fourth quarter of 2005 under the American Jobs Creation Act of 2004, Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of September 30, 2008.

Stock-Based Compensation. The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and Note 8 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Expected stock price volatility	39%	42%	39%	42%
Risk free interest rate(s)	1.9% - 3.7%	4.7% - 5.1%	1.9% - 3.7%	4.7% - 5.1%
Expected life of options (years)	4.4	4.3	4.4	4.3

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.  Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2007 did not identify any instances of impairment and there were no events through September 30, 2008 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At September 30, 2008, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $33.5 million.

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

Results of Operations

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007.  Net revenues increased 11.1%, or 9.6% excluding the favorable impact of foreign exchange rate variances between both periods, to $440.1 million for the three months ended September 30, 2008 from $396.0 million for the corresponding 2007 period.  Net revenues from Covance’s early development segment grew 8.0%, or 8.8% excluding the unfavorable impact of foreign exchange rate variances between both periods.  Growth in the segment was driven by a 9.9% increase in net revenues in our preclinical laboratory services, resulting from an increase in available capacity due to our facility expansions, sustained high levels of client satisfaction resulting in more repeat business, and favorable market conditions. Net revenues from Covance’s late-stage development segment grew 14.4%, or 10.5% excluding the favorable impact of foreign exchange rate variances between both periods.  Growth in the segment was led by a strong performance in our central laboratory services, where net revenues grew 21.0% on increased investigator and patient enrollment, overall higher level of study activity and the favorable impact of foreign exchange rate variances between both periods.  Also contributing to growth was a strong performance in our clinical development services, where net revenues grew 26.8% on increased study activity and the favorable impact of foreign exchange rate variances between both periods. Negatively impacting growth over the prior year was the divestiture of our cardiac safety service offering in November 2007, which contributed $7.4 million of net revenue in the three months ended September 30, 2007.

Cost of revenue increased 11.4% to $287.8 million or 65.4% of net revenues for the three months ended September 30, 2008 as compared to $258.4 million or 65.2% of net revenues for the corresponding 2007 period.  Gross margins decreased by 20 basis points to 34.6% for the three months ended September 30, 2008 from 34.8% for the corresponding 2007 period.

Overall, selling, general and administrative expenses increased 6.2% to $64.9 million for the three months ended September 30, 2008 from $61.1 million for the corresponding 2007 period.  As a percentage of net revenues, selling, general and administrative expenses decreased 70 basis points to 14.7% for the three month period ended September 30, 2008 from 15.4% for the corresponding 2007 period. This percentage can vary from quarter to quarter depending on the timing and nature of various professional fees and other discretionary spending.  The 70 basis point decrease over the corresponding 2007 period also reflects increased efficiencies gained from the leveraging of our existing support functions across a larger base of revenues.

Depreciation and amortization increased 6.4% to $17.5 million or 4.0% of net revenues for the three months ended September 30, 2008 from $16.4 million or 4.2% of net revenues for the corresponding 2007 period primarily as a result of higher levels of capital spending related to assets placed into service over the last fifteen months.

Income from operations increased 16.4% to $70.0 million or 15.9% of net revenues for the three months ended September 30, 2008 from $60.1 million or 15.2% of net revenues for the corresponding 2007 period.  Income from operations from Covance’s early development segment increased $3.1 million or 5.9% to $54.8 million or 25.5% of net revenues for the three months ended September 30, 2008 from $51.8 million or 26.0% of net revenues for the corresponding 2007 period.  The $3.1 million increase in the segment over the prior year was driven by additional income from operations resulting from the 9.9% growth in preclinical laboratory services net revenues explained above.  Income from operations from Covance’s late-stage development segment increased $9.8 million or 28.6% to $44.3 million or 19.7% of net revenues for the three months ended September 30, 2008 from $34.4 million or 17.5% of net revenues for the corresponding 2007 period.  Growth was driven by central laboratory and clinical development services, where income from operations grew 23.5% and 134.5%, respectively, over the prior year primarily on the increase in net revenues explained above.  Additionally contributing to the clinical development services growth in operating income was increased efficiency gained from leveraging existing support functions across a larger base of revenues.  Partially offsetting the growth from central laboratory and clinical was weakness in our commercialization services, where operating margin declined 31.5% over the prior year due to a decline in net revenues.  Corporate expense increased $3.1 million to $29.2 million or 6.6% of net revenues for the three months ended September 30, 2008 from $26.1 million or 6.6% of net revenues for the three months ended September 30, 2007.  Included in Corporate expense is stock-based compensation expense of $6.7 million or 1.5% of net revenues for the three months ended September 30, 2008, as compared to $5.7 million or 1.4% of net revenues for the corresponding 2007 period.  The higher level of Corporate expenses for the three months ended September 30, 2008 as compared to the corresponding 2007 period also reflects an increase in compensation-related expenses and investments in infrastructure to support higher levels of current and expected future growth.

Other income, net decreased $1.8 million to $0.8 million for the three months ended September 30, 2008 from $2.6 million for the corresponding 2007 period.  This decrease is driven by fluctuations in foreign exchange rates resulting in net foreign exchange transaction losses totaling $0.7 million during the three month period ended September 30, 2008 compared to net foreign exchange transaction gains totaling $0.3 million during corresponding 2007 period.  Additionally, interest income decreased $0.5 million compared to the corresponding 2007 period due to a decrease in invested cash balances coupled with lower interest rates on those balances.

Covance’s effective tax rate for the three months ended September 30, 2008 was 28.5% compared to 29.5% for the corresponding 2007 period.  The year over year decrease in Covance’s effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions and other planning initiatives.

Covance has a minority equity position in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  For the three month periods ended September 30, 2008 and 2007, Covance recognized income of $0.2 million and $0.1 million, respectively, representing its pro rata share of BITI’s earnings.

Covance has a minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For each of the three month periods ended September 30, 2008 and 2007, Covance recognized $0.3 million, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at September 30, 2008 and 2007.

Net income of $51.1 million for the three months ended September 30, 2008 increased $6.5 million or 14.6% as compared to $44.6 million for the corresponding 2007 period.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007.  Net revenues increased 13.6%, or 10.7% excluding the favorable impact of foreign exchange rate variances between both periods, to $1.29 billion for the nine months ended September 30, 2008 from $1.14 billion for the corresponding 2007 period.  Net revenues from Covance’s early development segment grew 10.7%, or 10.3% excluding the favorable impact of foreign exchange rate variances between both periods.  Growth in the segment was driven by a 12.5% increase in net revenues in our preclinical laboratory services, resulting from an increase in available capacity due to our facility expansions, sustained high levels of client satisfaction resulting in more repeat business, and favorable market conditions.  Net revenues from Covance’s late-stage development segment increased 16.5%, or 11.1% excluding the favorable impact of foreign exchange rate variances between both periods.  Growth in the segment was led by a strong performance in our central laboratory services, where net revenues grew 27.0% on increased investigator and patient enrollment, overall higher level of study activity and the favorable impact of foreign exchange rate variances between both periods.  Also contributing to growth was a strong performance in our clinical development services, where net revenues grew 21.0% on increased study activity and the favorable impact of foreign exchange rate variances between both periods.  Negatively impacting growth over the prior year was the divestiture of our cardiac safety service offering in November 2007, which contributed $19.1 million of net revenue in the nine months ended September 30, 2007.

Cost of revenue increased 14.0% to $848.0 million or 65.8% of net revenues for the nine months ended September 30, 2008 as compared to $743.8 million or 65.5% of net revenues for the corresponding 2007 period.  Gross margins decreased by 30 basis points to 34.2% for the nine months ended September 30, 2008 from 34.5% for the corresponding 2007 period.

Overall, selling, general and administrative expenses increased 8.1% to $189.1 million for the nine months ended September 30, 2008 from $175.0 million for the corresponding 2007 period.  As a percentage of net revenues, selling, general and administrative expenses decreased 70 basis points to 14.7% for the nine months ended September 30, 2008 from 15.4% for the corresponding 2007 period. This percentage can vary from quarter to quarter depending on the timing and nature of various professional fees and other discretionary spending.  The 70 basis point decrease over the corresponding 2007 period also reflects increased efficiencies gained from the leveraging of our existing support functions across a larger base of revenues.

Depreciation and amortization increased 6.4% to $52.2 million or 4.0% of net revenues for the nine months ended September 30, 2008 from $49.0 million or 4.3% of net revenues for the corresponding 2007 period primarily as a result of higher levels of capital spending related to assets placed into service over the last fifteen months.

Income from operations increased 19.4% to $200.2 million or 15.5% of net revenues for the nine months ended September 30, 2008 from $167.7 million or 14.8% of net revenues for the corresponding 2007 period.  Income from operations from Covance’s early development segment increased $15.2 million or 10.5% to $159.6 million or 25.3% of net revenues for the nine months ended September 30, 2008 from $144.4 million or 25.4% of net revenues for the corresponding 2007 period.  The $15.2 million increase in the segment over the prior year was driven by additional income from operations resulting from the 12.5% growth in preclinical laboratory services net revenues explained above.  Income from operations from Covance’s late-stage development segment increased $30.6 million or 32.0% to $126.1 million or 19.1% of net revenues for the nine months ended September 30, 2008 from $95.5 million or 16.9% of net revenues for the corresponding 2007 period.  Growth was driven by central laboratory and clinical development services, where income from operations grew 43.0% and 38.9%, respectively, over the prior year primarily on the increase in net revenues explained above.  Partially offsetting the growth from central laboratory and clinical was weakness in our commercialization services, where operating margin declined 25.9% over the prior year on a decline in net revenues.  Corporate expense increased $13.3 million to $85.6 million or 6.6% of net revenue for the nine months ended September 30, 2008 from $72.3 million or 6.4% of net revenue for the nine months ended September 30, 2007.  Included in Corporate expense is stock-based compensation expense of $19.3 million or 1.5% of net revenues for the nine months ended September 30, 2008, as compared to $16.8 million or 1.5% of net revenues for the corresponding 2007 period.  The higher level of Corporate expenses for the nine months ended September 30, 2008 as compared to the corresponding 2007 period also reflects an increase in compensation-related expenses and investments in infrastructure to support higher levels of current and expected future growth.

Other income, net increased $3.4 million to $10.4 million for the nine months ended September 30, 2008 from $7.0 million for the corresponding 2007 period. Included in other income in the 2008 period is an additional $3.9 million gain from the receipt of contingent consideration on transferred backlog on the November 2007 sale of Covance’s cardiac safety service offering and a $0.6 million increase in foreign exchange transaction gains.  Partially offsetting these increases is a $0.5 million decrease in interest income compared to the corresponding 2007 period due to a decrease in invested cash balances coupled with lower interest rates on those balances.

Covance’s effective tax rate for the nine months ended September 30, 2008 was 29.1% compared to 29.4% for the corresponding 2007 period.  The year over year decrease in Covance’s effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions and other planning initiatives, partially offset by the higher effective tax rate on the gain on sale of business.

Covance has a minority equity position in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the nine month periods ended September 30, 2008 and 2007, Covance recognized income of $0.5 million and $0.3 million, respectively, representing its pro rata share of BITI’s earnings.

Covance has a minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the nine month periods ended September 30, 2008 and 2007, Covance recognized $1.3 million and $1.4 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at September 30, 2008 and 2007.

Net income of $151.1 million for the nine months ended September 30, 2008 increased $26.1 million or 20.8% as compared to $125.0 million for the corresponding 2007 period.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2008 and December 31, 2007 were $209.1 million and $319.5 million, respectively.  Amounts are principally invested in short-term money market funds and bank deposits.  Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases.  On August 12, 2008, Covance’s revolving credit facility (the “Credit Facility”), which expires in June 2009, was expanded to $125.0 million at Covance’s election. Covance believes cash on hand plus cash from operations and available borrowings under the Credit Facility will provide sufficient liquidity for the foreseeable future.  At September 30, 2008, there were $23.0 million of outstanding borrowings and $1.1 million of outstanding letters of credit under the Credit Facility.  At December 31, 2007, there were no outstanding borrowings and $1.1 million of outstanding letters of credit under the Credit Facility.  Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 75 basis point margin and approximated 3.33% per annum during the nine months ended September 30, 2008.  The Credit Facility contains various financial and other covenants.  At September 30, 2008, Covance was in compliance with the terms of the Credit Facility.  The Credit Facility is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

During the nine months ended September 30, 2008, Covance’s operations provided net cash of $173.2 million, a decrease of $2.9 million from the corresponding 2007 period. The change in net operating assets used $38.7 million in cash during the nine months ended September 30, 2008, primarily due to an increase in accounts receivable, unbilled services and inventory, partially offset by an increase in accounts payable.  The change in net operating assets used $13.5 million in cash during the nine months ended September 30, 2007, primarily due to an increase in accounts receivable, unbilled services and other current assets, partially offset by an increase in accrued expenses and unearned revenue.  Covance’s ratio of current assets to current liabilities was 1.82 at September 30, 2008 and 2.15 at December 31, 2007.

Investing activities for the nine months ended September 30, 2008 used $201.9 million, compared to using $104.7 million for the corresponding 2007 period.  Capital spending for the first nine months of 2008 totaled $206.2 million, and was primarily for the expansion of our preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Approximately $171.2 million of capital spending in the first nine months of 2008 represents expenditures primarily related to ongoing significant facility expansions and transformational information technology projects that have not yet been placed in service.  Capital spending for the corresponding 2007 period totaled $104.8 million, and was primarily for the expansion of our preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software for newly hired employees.  Investing activities for the nine months ended September 30, 2008 also included $3.9 million of additional proceeds received during the period reflecting contingent consideration related to transferred backlog from the sale of Covance’s cardiac safety service offering on November 28, 2007.

Financing activities for the nine months ended September 30, 2008 and 2007 used $78.4 million and $35.6 million, respectively.  During the nine months ended September 30, 2008, $126.7 million was used to purchase into treasury 1,500,000 shares of common stock under the share buyback program authorized by Covance’s Board of Directors and $3.9 million was used to purchase into treasury 46,732 shares of common stock in connection with employee benefit plans; partially offset by $17.0 million in proceeds from the exercise of stock options, $4.9 million from employee contributions to the Company’s employee stock purchase plan and $7.2 million in excess tax benefits realized on the exercise of stock options.  Additionally, Covance borrowed $43.0 million under the Credit Facility during the first quarter of 2008 to partially fund the purchase into treasury of common stock and repaid $20.0 million of these borrowings during the second and third quarters of 2008, for net borrowings of $23.0 million during the first nine months of 2008.  During the nine months ended September 30,

2007, $59.6 million was used to purchase into treasury 977,000 shares of common stock under the share buyback program authorized by Covance’s Board of Directors and $1.9 million was used to purchase into treasury 30,573 shares of common stock in connection with employee benefit plans; partially offset by $17.7 million in proceeds from the exercise of stock options, $4.3 million in excess tax benefits realized on the exercise of stock options and $4.0 million from employee contributions to the Company’s employee stock purchase plan.

In October 2008, Covance borrowed an additional $50 million under the Credit Facility in connection with the purchase of Eli Lilly and Company’s early drug development campus in Greenfield, Indiana.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) which replaces SFAS No. 141, Business Combinations.  The scope of SFAS 141R is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS 141R revises accounting and reporting standards for business combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses by transferring consideration as well as combinations achieved without the transfer of consideration. By applying the same method of accounting – the acquisition method – to all transactions and other events in which one entity obtains control over one or more other businesses, this statement is intended to improve the comparability of the information about business combinations provided in financial reports.  SFAS 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Beginning January 1, 2009, Covance will adopt SFAS 141R and the impact of implementing this statement will depend on the nature and significance of business combinations consummated that would be subject to this statement.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the nine months ended September 30, 2008, approximately 41% of our net revenues were derived from our operations outside the United States.  We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

Covance’s short-term investments are with major financial institutions in countries whose governments guarantee those investments (primarily in Ireland and the United Kingdom).  These short-term investments are in bank deposits and money market funds which can be readily purchased and sold using established markets.  Covance’s cash investment policy is to maximize utilization of excess cash by following specific criteria as follows (in order of priority): (1) preserve capital (minimize financial market risk); (2) maintain liquidity; (3) manage foreign exchange rate exposure (internal hedging); (4) maximize rate of return; and (5) enhance strategic relationships with select financial institutions.  Covance also has strong operating cash flow and ready access to credit available under its Credit Facility, as evidenced by its recent ability to expand the Credit Facility to $125 million in August 2008 and its ability to borrow $50 million under the Credit Facility in early October 2008.

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

Our revenues depend greatly on the expenditures made by the pharmaceutical and biotechnology industries in research and development.  In some instances, companies in these industries are reliant on their ability to raise capital in order to fund their research and development projects.  Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business.  If companies in these industries were to reduce the number of research and development projects they conduct or outsource, our business could be materially adversely affected.

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

We derive a large portion of our net revenues from international operations.  For the nine month period ended September 30, 2008, we derived approximately 41% of our net revenues from outside the United States.  Our financial statements are denominated in U.S. dollars.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

COVANCE INC.

Dated: October 31, 2008	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring
Joseph L. Herring	Chairman of the Board and	October 31, 2008
Chief Executive Officer
(Principal Executive Officer)

/s/ William E. Klitgaard
William E. Klitgaard	Corporate Senior Vice President and	October 31, 2008
Chief Financial Officer
(Principal Financial Officer)

/s/ Michele A. Kennedy
Michele A. Kennedy	Corporate Vice President, Controller and	October 31, 2008
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification – Joseph L. Herring. Filed herewith.

31.2	Certification – William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William E. Klitgaard. Filed herewith.