Form 10-K
period 2008-12-31
COVANCE INC
filed 2009-03-02
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

                    Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act (the "Exchange Act") of 1934. Yes       No   X

                    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X   No

                    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

                    Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

                    Large Accelerated Filer   X      Accelerated Filer          Non-Accelerated Filer          Smaller Reporting Company

                    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No  X

                    The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was $5,372,919,048 on June 30, 2008, the last business day of Registrant's most recently completed second fiscal quarter.

                    As of February 17, 2009, the Registrant had 63,352,824 shares of common stock outstanding.

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

                Our strategy is to provide services that will generate high-quality and timely data in support of new drug approval or use expansion. We do this by developing and delivering innovative high-quality services that apply science and technology and global reach to capture, manage and integrate a vast array of drug development data. In early development services, an increasing portion of our business is being provided through strategic, long-term arrangements with clients. These strategic arrangements include dedicated laboratory testing services contracts, in which our clients commit to purchasing a specific dollar amount of services in exchange for guaranteed access to a portion of our facilities. This arrangement benefits our customers by guaranteeing them long-term capacity and infrastructure to run their preclinical studies, and benefits Covance by allowing us to more efficiently utilize our capacity and resources. The trend towards dedicated service agreements has been moving into non toxicology work as evidenced by our 2008 strategic research and development collaboration with Eli Lilly and Company ("Lilly"). Under this agreement, Covance acquired Lilly's 450 acre early development campus in Greenfield, Indiana and assumed the employment of over 250 Lilly employees. Covance agreed to provide Lilly with a broad range of drug development services over a ten year period for a minimum agreement value of $1.6 billion. Under this agreement, Lilly transferred responsibility to Covance for its non-GLP (Good Laboratory Practice) toxicology, in vivo pharmacology, quality control laboratory, and imaging services. In addition, the agreement includes a committed level of clinical pharmacology, central laboratory, GLP toxicology studies and clinical Phase II-IV services.

                Other types of strategic arrangements include multi-year sole source central laboratory services agreements and strategic clinical development alliances. Sole source partnerships for central laboratory services benefit our clients by reducing the time and effort spent contracting services on a project-by-project basis. Under strategic clinical development alliances a pharmaceutical sponsor selects one or two trusted Phase III clinical development providers to perform all clinical trial management activities, typically within selected therapeutic classes.

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

                Global Reach.    We believe that it is important to provide a broad range of drug research and development services on a global basis. We have offices, regional monitoring sites and laboratories in over 50 locations in more than 20 different countries and conduct field work in many other countries. We believe we are a leader among drug development services companies in our ability to support large, global clinical trial programs.

                Acquisitions.    In addition to internal development of services, we consider acquisitions that are complementary to our existing services and that expand our ability to serve our clients. While we cannot exclude the possibility that we may opportunistically seek to take advantage of other situations, we generally expect acquisitions to enhance our existing services either qualitatively or geographically or to add new services that can be integrated with our existing services. In 2008, we enhanced our biomarker service offerings by purchasing a minority stake in Caprion Proteomics, a leading provider of proteomics based services to the pharmaceutical industry. In 2006 and 2005, respectively, we enhanced our preclinical pharmacology service offering with the acquisitions of clinical pharmacology sites of Radiant Research Inc. ("Radiant") and GFI Clinical Services ("GFI"), and in 2006 we enhanced our research products antibody services offering with the acquisition of Signet Laboratories, Inc. ("Signet").

Services

                The services we provide constitute two segments for financial reporting purposes: (1) early development services, which includes preclinical services and clinical pharmacology services, and (2) late-stage development services, which includes central laboratory, clinical development, and commercialization services (periapproval and market access services). Although each segment has separate services within it, they can be and increasingly are combined in integrated service offerings and we believe clients increasingly are interested in the opportunities for such combined services.

Early Development

Preclinical Services

                Our preclinical services include toxicology services, pharmaceutical chemistry and related services. Our preclinical area has been a source of innovation by introducing new technologies for client access to data such as StudyTracker®, electronic animal identification, multimedia study reports and animal and test tube measures of induced cell proliferation or reproduction. StudyTracker® is an internet-based client access product which allows customers of toxicology, bioanalytical, metabolism and reproductive and developmental toxicology services to review study data and schedules on a near real-time basis. We have laboratories in locations which include Madison, Wisconsin; Greenfield, Indiana and Vienna, Virginia in the United States and Harrogate, United Kingdom and Muenster, Germany in Europe. We also have bioanalytical laboratories in the United States in Indianapolis, Indiana and Chantilly, Virginia, and an administrative and a sales office in Tokyo, Japan. In 2004, we announced major expansions to each of our Madison, Wisconsin and Harrogate, United Kingdom facilities. The Harrogate expansion opened for studies in the fourth quarter of 2005 and in Madison the new expansion was brought online in the first quarter of 2006. In 2007, Covance completed a significant expansion of its Germany facility and opened a nutritional chemistry laboratory in Singapore. Also in 2007, Covance purchased a partially constructed manufacturing facility on a 47 acre property in Prince William County, Virginia, for a planned future early drug development laboratory offering safety testing and chemistry analysis services. In 2008, Covance purchased Lilly's 450 acre research campus in Greenfield, Indiana for cash payments totaling $51.6 million and is currently providing a number of services at that location, including non-GLP toxicology, in vivo pharmacology, quality control laboratory and imaging. Covance is also building an early development facility in Chandler, Arizona which is scheduled to open in the first half of 2009.

                Toxicology.    Our preclinical toxicology services include in vivo toxicology studies, which are studies of the effects of drugs in animals, genetic toxicology studies, which include studies of the effects of drugs on chromosomes, as well as on genetically modified mice, and other specialized toxicology services. For example, we provide immunotoxicology services in which we assess the impact of drugs or chemicals on the structure and function of the immune system and reproductive toxicology services which help our clients access the risk that a potential new medicine may cause birth defects.

                Pharmaceutical and Nutritional Chemistry.    In our pharmaceutical chemistry services, we determine the metabolic profile and bioavailability of drug candidates. We also provide laboratory testing services to the chemical, agricultural chemical and food industries. We offer a complete range of services to agricultural chemical manufacturers to determine the potential risk to humans, animals and the environment from plant protection products such as pesticides. We also offer a broad range of services to the food, nutriceutical and animal feed industries, including nutritional analysis, nutritional content fact labels, safety analysis, and stability testing.

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

                Bioanalytical Services.    Our bioanalytical testing services, which are conducted in our bioanalytical laboratory in Indianapolis, Indiana and in our immunoanalytical facility in Chantilly, Virginia, as well as in our laboratories in Madison, Wisconsin; Harrogate, United Kingdom and Shanghai, China, help determine the appropriate dose and frequency of drug application from late discovery evaluation through Phase III clinical testing on a full-scale, globally integrated basis.

Clinical Pharmacology Services

                We provide clinical pharmacology services, including first-in-human trials, of new pharmaceuticals at our seven clinics located throughout the United States and our one clinic in Leeds, United Kingdom, and also offer our clients access to specialized patient populations needed for Phase II trials in specific therapeutic areas. We have grown this service offering through acquisitions. In 2006, we significantly expanded our capacity and capabilities in the United States with the acquisition of Radiant's clinical pharmacology sites and its access to specialized patient populations, for cash payments totaling $66.6 million. In 2005, we acquired GFI for cash payments totaling $6.2 million and in 2008 we relocated and significantly upgraded this Evansville, Indiana clinical pharmacology research unit.

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

                In 2008, we purchased a minority interest in Caprion Proteomics, a leading provider of proteomics-based services to the pharmaceutical industry for $3.1 million in cash. Under the terms of our agreement with Caprion, Covance will serve as the exclusive contract research organization distributor of Caprion's proteomic biomarker services.

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

                We have extensive experience in managing clinical trials in North America, Europe, Latin America and Asia Pacific. These trials may be conducted separately or simultaneously as part of a multinational development plan. We can manage every aspect of clinical trials from clinical development plans and protocol design to New Drug Applications, among other supporting services. Over the last several years, clinical development services has continued its expansion into Eastern Europe, Asia Pacific and South America.

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

                Market Access Services.    We offer a wide range of reimbursement and healthcare economics consulting services, including outcomes and pharmacoeconomic studies, reimbursement planning, reimbursement advocacy programs and registry services. Pharmaceutical, biotechnology and medical device manufacturers purchase these services from us to help optimize their return on research and development investments. We offer InTeleCenter® services that employ state of the art phone, internet and electronic media to manage customer communications. InTeleCenter programs include reimbursement hotlines, patient assistance programs and patient compliance programs. We also field and process telephone calls and inquiries relating to adverse experiences with a drug in connection with the performance of periapproval studies.

Customers and Marketing

                We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 2008, we served in excess of 300 biopharmaceutical companies, ranging from the world's largest pharmaceutical companies and biotechnology companies to small and start-up organizations.

                While no single customer accounted for more than ten percent of our aggregate net revenue in 2008, we had two customers accounting for more than five but less than ten percent of our net revenues, and our top five customers accounted for less than 25 percent of our net revenues. In our early development segment, one customer accounted for ten percent of net revenues. All other customers in our early development segment individually accounted for less than five percent of its aggregate net revenues. In our late-stage development segment, one customer accounted for more than ten percent of net revenues and one customer accounted for more than five but less than ten percent of its aggregate net revenues.

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

Contractual Arrangements

                Many of our contracts with our clients are either fixed price or fee-for-service with a cap. To a lesser extent, some of our contracts are fee-for-service without a cap. In cases where the contracts are fixed price, we may bear the cost of overruns, or we benefit if the costs are lower than we anticipated. In cases where our contracts are fee-for-service with a cap, the contracts contain an overall budget for the trial based on time and cost estimates. If our costs are lower than anticipated, the customer generally keeps the savings, but if our costs are higher than estimated, we may be responsible for the overrun unless the increased cost is a result of a scope change or other factors outside of our control, such as an increase in the number of patients to be enrolled or the type or amount of data to be collected. Contracts may range in duration from a few months to several years or longer depending on the nature of the work performed. Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. In some cases, we bill the client for the total contract value in progress-based installments as we reach certain non-contingent billing milestones over the contract duration. For additional information please refer to Item 7. Critical Accounting Policies—Revenue Recognition.

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

                We also have dedicated capacity arrangements with certain clients ranging in duration from one to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. Dedicated capacity arrangements enable our clients to secure space in our facilities in exchange for which they agree to provide a guaranteed annual minimum dollar value ("volume") of work. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume guarantees is monitored throughout the year. Annual minimum guarantee shortfalls are included in net revenues when the amount of the shortfall is determinable and realization is assured.

Backlog

                Some of our studies and projects are performed over an extended period of time, which may exceed several years. We maintain an order backlog to track anticipated net revenues yet to be earned for work that has not yet been performed. However, we do not maintain an order backlog for other services that are performed within a short period of time or where it is not otherwise practical or feasible to maintain an order backlog. Our aggregate backlog at December 31, 2008 and December 31, 2007 was $4.33 billion and $2.68 billion respectively.

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

                In early development services, our significant competitors include Charles River Laboratories International Inc., MDS Inc., PPD, Inc., WIL Laboratories, Aptuit, Inc. and MPI Research, among others. In late-stage development services our significant competitors include PPD, Inc., Quintiles Transnational Corp., Parexel International Corporation, Kendle International Inc., Icon PLC., PRA International, i3 Research, Pharmanet Development Group Inc. and Quest Diagnostics Incorporated, among others. Covance represents an important market presence in each segment's principal services.

                There is competition for customers on the basis of many factors, including the following: reputation for on-time quality performance; expertise and experience in specific areas; scope of service offerings; strengths in various geographic markets; price; technological expertise and efficient drug development processes; ability to acquire, process, analyze and report data in a rapid and accurate manner; historic experience and relationship; ability to manage large- scale clinical trials both domestically and internationally; quality of facilities; expertise and experience in reimbursement and healthcare consulting; and size. We believe that we compete favorably in these areas.

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

Employees

                At December 31, 2008, we had approximately 9,600 employees, approximately 36% of whom were employed outside of the United States and 8,826 of whom were full time employees. Our records indicate that 193 of our employees hold M.D. degrees, 355 hold Ph.D. degrees, and 1,303 hold masters or other postgraduate degrees. We believe that Covance's relations with its employees are good.

Executive Officers

                Joseph L. Herring, 53, has been Covance's Chairman since January 1, 2006 and Chief Executive Officer since January 1, 2005. Mr. Herring was President and Chief Operating Officer from November 2001 to December 31, 2004 and was Covance's Corporate Senior Vice President and President—Early Development Services from September 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring was Vice President of Caremark International, a provider of home care and physician practice management services, and he also served as a Vice President of Baxter International where he was employed for 14 years.

                William E. Klitgaard, 55, has been Covance's Corporate Senior Vice President, Chief Financial Officer and Treasurer since September 2000. From September 1999 to September 2000, Mr. Klitgaard was Covance's Corporate Vice President, Strategy and Corporate Development and Treasurer. From October 1996 to September 1999, Mr. Klitgaard was Covance's Corporate Vice President and Treasurer. Prior to that, Mr. Klitgaard was Treasurer at Kenetech Corporation in San Francisco, and prior to that Mr. Klitgaard spent eleven years in positions of increasing responsibility with Consolidated Freightways Inc.

                Wendel Barr, 47, has been Covance's Executive Vice President and Chief Operating Officer since January 1, 2008, prior to which he had served as Corporate Senior Vice President and President—Early Development North America since February 2003. From October 2000 to February 2003, Mr. Barr was Corporate Vice President and General Manager—Labs North America. Prior to joining Covance, Mr. Barr was the Global Vice President and General Manager of Service for Marconi Medical Systems, which he joined in October 1999. Prior to that, Mr. Barr was the General Manager of Service for General Electric Medical Systems. Mr. Barr was employed by General Electric Co. from 1984 to 1999, in positions of increasing responsibility in services, marketing and global business.

                Richard Cimino, 49, has been Covance's Corporate Senior Vice President and President—Clinical Development, since December 2004. Prior to that, Mr. Cimino was Covance's General Manager of Cardiac Safety Services commencing December 2003. Prior to that, Mr. Cimino was General Manager, America's Health Imaging Group and Corporate Vice President of Eastman Kodak Company. Mr. Cimino serves at Covance's request as a director of Bio-Imaging Technologies, Inc.

                Michele A. Kennedy, 41, has been Covance's Corporate Vice President, Chief Accounting Officer and Controller since March 2007. Prior to this, Ms. Kennedy served as Assistant Controller of Covance. Ms. Kennedy has been with Covance for 12 years in positions of increasing responsibility. Prior to joining Covance, Ms. Kennedy was an audit manager with Ernst & Young.

                Donald Kraft, 49, has been Covance's Corporate Senior Vice President—Human Resources since July 2002. From January 2001 to June 2002, Mr. Kraft was Corporate Vice President—Human Resources of Covance. From June 2000 to January 2001, Mr. Kraft was Director, Organizational Development of Zurich Financial Services, an insurance company. Prior to June 2000, Mr. Kraft was Director, Organizational Effectiveness of Abbott Laboratories Inc.

                James W. Lovett, 44, has been Covance's Corporate Senior Vice President, General Counsel and Secretary since February 2003. From December 2001 to February 2003, Mr. Lovett was Corporate Vice President, General Counsel and Secretary of Covance. From 1997 to 2001, Mr. Lovett was with FMC Corporation in positions of increasing responsibility and, prior to that, was a partner in the law firm of McDermott, Will & Emery.

                Deborah L. Tanner, 46, has been Covance's Corporate Senior Vice President and President—Global Central Laboratory Services since February 2006. Prior to that Ms. Tanner was Covance's Global Vice President of Operations in Central Laboratory Services commencing in August 2001 and prior to that was Vice President—Analytical Services for Covance Laboratories—Europe. Ms. Tanner has been with Covance for over 20 years in positions of increasing responsibility.

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

                Our operating results may vary significantly from quarter to quarter and are influenced by factors over which we have little control such as:

  •
  changes in the general global economy;
  •
  exchange rate fluctuations;
  •
  the commencement, completion and delay or cancellation of large projects or groups of projects;
  •
  the progress of ongoing projects;
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

                Competitors in the contract research organization industry range from small, limited-service providers to full service global contract research organizations. Our main competition consists of in-house departments of pharmaceutical companies, full-service and functional contract research organizations, and, to a lesser degree, universities and teaching hospitals. We compete on a variety of factors, including:

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

Unfavorable general economic conditions could negatively impact our operating results and financial condition.

                Unfavorable global economic conditions, including the current recession in the United States and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business. While it is difficult for us to predict the impact of general economic conditions on our business, these conditions could reduce customer demand for some of our services, which could cause our revenue to decline. Also, our customers, particularly smaller biotechnology companies which are especially reliant on the credit and capital markets, may not be able to obtain adequate access to credit or equity funding, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. For these reasons, among others, if the current economic conditions persist or decline, our operating results and financial condition could be adversely affected.

Weaknesses in the credit markets could negatively impact the Company's access to capital.

                The Company's early development services have in the past required continuing infrastructure expansions and acquisition of capital assets. The Company has been able to fund its capital needs largely from cash on hand and cash from operations as well as from its revolving credit facility. The Company's present facility will expire in June 2009 and while the Company believes its credit quality, strength of earnings and bank relationships will provide adequate options for bank participation and will result in replacement of its Credit Facility at commercially reasonable terms, the recent turmoil in the credit markets could affect the Company's ability to replace this facility and/or further increase the Company's funding costs.

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

                We derive a large portion of our net revenues from international operations. For the years ended December 31, 2008 and 2007, we derived approximately 40% and 38%, respectively, of our net revenues from our operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results. For example, during the latter part of 2008 the U.S. Dollar strengthened considerably against the currencies of our most significant foreign operations (the British Pound, the Swiss Franc and the Euro). This strengthening of the U.S. Dollar negatively impacted Covance's fourth quarter year over year net revenue growth by approximately $17 million or 420 basis points. In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Item 1B.    Unresolved Staff Comments

                None.

Item 2.    Properties

                Covance both owns and leases its facilities. Covance owns substantial facilities in the United States in Madison, Wisconsin, in Vienna, Virginia, in Greenfield, Indiana, in the United Kingdom in Harrogate and Leeds, and in Muenster, Germany for its early development services. Covance is in the process of constructing early development facilities on land it owns in Chandler, Arizona and owns land for a planned future early development facility in Prince Williams County, Virginia. Covance owns a substantial facility in Geneva, Switzerland and leases a substantial facility in the United States in Indianapolis, Indiana for its central laboratory services and leases facilities in Indianapolis, Indiana and Chantilly, Virginia for its bioanalytical services. Covance leases substantial facilities for its clinical development services in the United States in Princeton, New Jersey, and in the United Kingdom in Maidenhead. Covance also owns or leases other properties and facilities in the United States, Europe, Asia Pacific and Latin America. Covance believes that its facilities are adequate for its operations and that suitable additional space will be available when needed.

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

Quarter	High	Low
First Quarter 2007	$63.57	$57.15
Second Quarter 2007	$70.26	$58.95
Third Quarter 2007	$78.35	$67.50
Fourth Quarter 2007	$90.59	$76.65
First Quarter 2008	$96.81	$78.43
Second Quarter 2008	$88.55	$77.53
Third Quarter 2008	$99.08	$82.78
Fourth Quarter 2008	$88.32	$31.47

                As of February 17, 2009, there were 4,208 holders of record of Covance's common stock.

                Covance has not paid any dividends during 2008 or 2007. Covance does not currently intend to pay dividends, but rather, intends to reinvest earnings in its business.

Item 5a.    Performance Graph

                The graph below provides an indicator of cumulative total shareholder returns for Covance as compared with the Standard & Poor's 500 Stock Index® and the Standard & Poor's Health Care Sector Index®. The graph covers the period of time from December 31, 2003 through December 31, 2008 and assumes $100 was invested on December 31, 2003.

Item 6.    Selected Financial Data

                The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 2008, 2007, 2006, 2005 and 2004. This data has been derived from the audited consolidated financial statements of Covance. You should read this selected historical consolidated financial data in conjunction with Covance's audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report. Historical consolidated financial data may not be indicative of Covance's future performance. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                The information provided in the following table is on an "as reported" basis for all years presented, and includes the results of Covance's cardiac safety service offering ("Cardiac Safety Services") through November 27, 2007. Items affecting comparability between periods include an additional pre-tax gain on sale of $4.1 million representing contingent consideration received in 2008 associated with the November 2007 sale of Cardiac Safety Services related to transferred backlog; the sale of Cardiac Safety Services in November 2007 and the resultant $6.6 million pre-tax gain on sale; the accounting for stock-based compensation, which effective January 1, 2006 was done under SFAS No. 123R, Share-Based Payments, and which prior to January 1, 2006 was done under the disclosure-only provisions of SFAS 123; a $2.5 million reduction in income tax reserves in 2006 resulting from favorable income tax developments during that year; and the impact of a $4.4 million income tax charge in 2005 associated with the repatriation of $103 million of accumulated foreign earnings under the American Jobs Creation Act of 2004.

	Year Ended December 31
	2008(a)		2007(a)		2006(a)	2005(b)	2004(b)
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenues	$1,728,098		$1,546,419		$1,340,203	$1,192,950	$1,020,429
Reimbursable out-of-pockets	98,969		85,097		65,855	57,504	35,968

Total revenues	1,827,067		1,631,516		1,406,058	1,250,454	1,056,397

Costs and expenses:
Cost of revenue	1,142,697		1,017,686		882,190	791,654	677,945
Reimbursed out-of-pocket expenses	98,969		85,097		65,855	57,504	35,968
Selling, general and administrative	250,180		233,890		207,388	178,368	155,656
Depreciation and amortization	71,571		66,197		57,388	47,821	46,354

Total	1,563,417		1,402,870		1,212,821	1,075,347	915,923

Income from operations	263,650		228,646		193,237	175,107	140,474

Other (income) expense, net:
Interest income, net	(6,461)		(9,801)		(7,564)	(3,637)	(2,290)
Foreign exchange transaction (gains) losses	(142)		(1,375)		212	1,073	238
Gain on sale of business	(4,070)		(6,590)		—	—	—

Other income, net	(10,673	)(c)	(17,766	)(d)	(7,352)	(2,564)	(2,052)

Income before taxes and equity investee earnings	274,323	(c)	246,412	(d)	200,589	177,671	142,526
Taxes on income	79,415	(c)	72,934	(d)	57,179 (e)	58,786 (f)	45,532
Equity investee earnings	1,852		2,451		1,588	734	953

Net income	$196,760	(c)	$175,929	(d)	$144,998 (e)	$119,619 (f)	$97,947

Basic earnings per share	$3.12		$2.76		$2.28	$1.91	$1.57
Diluted earnings per share	$3.08	(c)	$2.71	(d)	$2.24 (e)	$1.88 (f)	$1.52
Balance Sheet Data:
Working capital	$277,895		$411,897		$349,862	$293,982	$289,828
Total assets	$1,753,088		$1,560,185		$1,297,678	$1,056,603	$924,685
Stockholders' equity	$1,194,849		$1,110,188		$923,295	$731,771	$637,686
Other Financial Data:
Gross margin	33.9%		34.2%		34.2%	33.6%	33.6%
Operating margin	15.3%		14.8%		14.4%	14.7%	13.8%
Net income margin	11.4%		11.4%		10.8%	10.0%	9.6%
Current ratio	1.60		2.15		2.21	2.16	2.32
Book value per share	18.88		17.34		14.44	11.65	10.24
Net days sales outstanding	37		36		49	56	51

  (a)
  2008, 2007 and 2006 results include stock-based compensation expense as measured under SFAS 123R. See Financial Statements Note 10—Stock-Based Compensation Plans included elsewhere in this Annual Report.

  (b)
  2005 and 2004 results reflect stock-based compensation expense as measured under APB 25 (as permitted by SFAS 123) and, accordingly, do not include stock-based compensation expense for stock option grants, as all options were granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

  (c)
  Includes a $4,070 gain ($2,646 or $0.05 per diluted share gain, net of tax totaling $1,424) resulting from contingent consideration received in 2008 associated with the 2007 sale of Cardiac Safety Services related to transferred backlog.

  (d)
  Includes a $6,590 gain on the sale of Cardiac Safety Services ($4,152 or $0.06 per diluted share gain, net of tax totaling $2,438).

  (e)
  Includes a $2,467 or $0.04 per diluted share income tax gain associated with the reduction of income tax reserves resulting from favorable income tax developments in 2006.

  (f)
  Includes a $4,400 or $0.07 per diluted share income tax charge associated with the repatriation of $103 million of accumulated foreign earnings under the American Jobs Creation Act.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

                Covance is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two reportable segments for financial reporting purposes: early development services, which includes preclinical and clinical pharmacology service offerings; and late-stage development services, which includes central laboratory, clinical development and commercialization services (periapproval and market access services). Although each segment has separate services within it, they can be combined in joint service offerings and we believe clients increasingly are interested in opportunities for such combined services. Covance believes it is one of the largest drug development services companies, based on annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe this enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

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

                Revenue Recognition.    Covance recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of Covance's net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. We also have dedicated capacity arrangements with certain clients ranging in duration from one to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. Dedicated capacity arrangements enable our clients to secure space in our facilities in exchange for which they agree to provide a guaranteed annual minimum dollar value ("volume") of work. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume guarantees is monitored throughout the year. Annual minimum guarantee shortfalls are included in net revenues when the amount of the shortfall is determinable and realization is assured.

                We do not have any individual significant contracts as pertains to revenue recognition. By way of background, at any point in time we are working on thousands of active clients projects, which are governed by individual contracts. In addition, we have not had a single customer who accounted for more than ten percent of our aggregate net revenues during any one of the last three years. In 2008, we served in excess of 300 biopharmaceutical companies and at December 31, 2008, we had over 8,000 active client projects. Most projects are customized based on the needs of the client, the type of services being provided, therapeutic indication of the drug, geographic locations and other variables. Project specific terms related to pricing, billing milestones and the scope and type of services to be provided are generally negotiated and contracted on a project-by-project basis.

                Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment's clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. We do not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which we have earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the year ended December 31, 2008, we did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

                Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. In some cases, we bill the client for the total contract value in progress-based installments as we reach certain non-contingent billing milestones over the contract duration, such as, but not limited to, contract signing, initial dosing, investigator site initiation, patient enrollment or database lock. The term "billing milestone" relates only to a billing trigger in a contract whereby amounts become billable and payable in accordance with a negotiated predetermined billing schedule throughout the term of a project. These billing milestones are not performance-based (i.e., potential additional arrangement consideration tied to specific deliverables or performance). In other cases, billing and payment terms are tied to the passage of time (e.g., monthly billings). In either case, the total contract value and aggregate amounts billed to the client would be the same at the end of the project. While we attempt to negotiate terms that provide for billing and payment of services prior to or within close proximity to the provision of services, this is not always the case, as evidenced by fluctuations in the levels of unbilled receivables and unearned revenue from period to period. While a project is ongoing, cash payments are not necessarily representative of aggregate revenue earned at any particular point in time, as revenues are recognized when services are provided, while amounts billed and paid are in accordance with the negotiated billing and payment terms.

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

                As of December 31, 2008, the balance of the reserve for unrecognized tax benefits was $11.9 million, including accrued interest of $1.2 million, of which $3.3 million is recorded as a current liability in accrued expenses and other current liabilities, and $8.6 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet. As of December 31, 2007, the balance of the reserve for unrecognized tax benefits was $8.9 million, including accrued interest of $1.3 million, of which $2.6 million is recorded as a current liability in accrued expenses and other current liabilities, and $6.3 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet. This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits. The net increase in the reserve for unrecognized tax benefits from December 31, 2007 to December 31, 2008 resulted from the accrual of additional reserves relating to deemed income and the accrual of interest on existing reserves partially offset by the recognition of previously unrecognized tax benefits in jurisdictions where the statute of limitations has lapsed.

                Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest for the years ended December 31, 2008 and 2007:

(dollars in millions)
Unrecognized tax benefits as of January 1, 2007, at date of adoption	$7.8
Additions related to tax positions in the prior year	1.1
Additions related to tax positions in the current year	1.3
Reductions due to settlements and payments	(0.8)
Reductions due to statute expiration	(1.8)

Unrecognized tax benefits as of December 31, 2007	7.6
Additions related to tax positions in the prior year	2.1
Additions related to tax positions in the current year	2.7
Reductions due to statute expiration	(1.7)

Unrecognized tax benefits as of December 31, 2008	$10.7

                Any future changes in the $11.9 million liability for unrecognized tax benefits, resulting from the recognition of tax benefits, would impact the effective tax rate of Covance. Over the next twelve months, it is reasonably possible that the uncertainty surrounding a portion of the reserve for unrecognized tax benefits related to certain income taxes, deemed income, transfer pricing and state tax issues will be resolved as a result of the expiration of the statute of limitations or the conclusion of various federal, state and foreign tax audits. As a result, Covance would reduce the carrying value of its reserve for these items by up to $3.9 million including interest of $0.6 million.

                The following tax years remain open to investigation as of December 31, 2008, for the Company's major jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2003-2008
United Kingdom	2005-2008
Switzerland	2004-2008
Germany	2007-2008

                The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at December 31, 2008 and 2007 is $0.9 million and $0.8 million, respectively, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

                Covance's policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States, except for amounts remitted under the American Jobs Creation Act of 2004. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings totaling approximately $373 million at December 31, 2008.

                Stock-Based Compensation.    The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.

                The Company recognizes stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, ("SFAS 123R"), pursuant to which the grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

                The grant-date fair value of stock awards is based upon the underlying price of the stock on the date of grant. The grant-date fair value of stock option awards must be determined using an option pricing model. Option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock, (c) the risk-free interest rate for the expected term of the option and (d) pre-vesting forfeiture rates. For stock options granted on or subsequent to January 1, 2006, the Company is using the Lattice-Binomial option pricing formula for determining the grant-date fair value of stock option awards, whereas for stock options granted prior to January 1, 2006, the Company used the Black-Scholes-Merton option pricing formula.

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

                The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Expected stock price volatility	39%	42%	44%
Risk free interest rate(s)	1.9% - 3.7%	4.7% - 5.1%	3.9% - 4.5%
Expected life of options (years)	4.4	4.3	4.3

                Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

                As of December 31, 2008, the total unrecognized compensation cost related to non-vested stock options granted was $6.2 million and is expected to be recognized over a weighted average period of 1.3 years, and the total unrecognized compensation cost related to non-vested performance-based shares and restricted stock awards was $19.3 million and is expected to be recognized over a weighted average period of 1.7 years.

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

                Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The test performed for 2008 did not identify any instances of impairment. However, changes in expectations as to the present value of a reporting unit's future cash flows might impact subsequent years' assessments of impairment.

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

                Set forth below is a discussion of the impact that (a) differences between assumed results and actual results and (b) assumption changes have had on our results of operations for the years ended December 31, 2008, 2007 and 2006 and on the financial position of the plans as of December 31, 2008 and 2007 for our United Kingdom defined benefit pension plans (the largest of our defined benefit-type pension plans).

	United Kingdom Plans
(dollars in millions)	2008	2007	2006	2005
Net periodic pension cost	$3.4	$4.0	$4.6	$4.1

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.50%	5.25%	5.00%	5.75%
Expected rate of return on assets	6.75%	6.75%	6.75%	6.75%
Salary increases	4.25%	4.00%	4.00%	4.00%

                The increase (decrease) in the net periodic benefit cost from period to period is attributable to the following:

	United Kingdom Plans
(dollars in millions)	2007 to 2008	2006 to 2007	2005 to 2006
Change in discount rate	$(1.1)	$(1.3)	$2.4
Change in rate of salary increases	(0.1)	—	—
Other, including differences between actual experience and assumptions used	0.9	0.3	(1.9)
Foreign currency exchange rate changes	(0.3)	0.4	—

Net change in periodic benefit cost	$(0.6)	$(0.6)	$0.5

	United Kingdom Plans
	2008	2007	2006
Weighted average assumptions used to determine benefit obligation:
Discount rate	6.25%	5.50%	5.25%
Salary increases	4.25%	4.25%	4.00%

                The change in the projected benefit obligation from period to period is attributable to the following:

	United Kingdom Plans
(dollars in millions)	2007 to 2008	2006 to 2007
Projected benefit obligation, beginning of year	$152.1	$141.3
Service/interest cost components of net periodic benefit cost in year	13.1	13.5
Benefits paid	(1.7)	(2.1)
Actuarial gain (loss):
Increase in discount rate	(23.5)	(8.5)
Other, including differences between actual experience and assumptions used	8.1	6.3
Foreign currency exchange rate changes	(36.2)	1.6

Projected benefit obligation, end of year	$111.9	$152.1

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

                Finally, Covance's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At December 31, 2008, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $4.8 million.

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

Results of Operations

                Year Ended December 31, 2008 Compared with Year Ended December 31, 2007.    Net revenues increased 11.7%, or 10.7% excluding the favorable impact of foreign exchange rate variances between both periods, to $1.73 billion for 2008 from $1.55 billion for 2007. Net revenues from Covance's early development segment grew 8.6%, or 9.8% excluding the unfavorable impact of foreign exchange rate variances between both periods. Growth in the segment was driven by a 10.9% increase in net revenues in our preclinical laboratory services, resulting from an increase in available capacity due to our facility expansions and sustained high levels of client satisfaction resulting in more repeat business, partially offset by fourth quarter softness in clinical pharmacology and toxicology services resulting from a lower level of new study initiations and increased project delays. Net revenues from Covance's late-stage development segment grew 14.9%, or 11.7% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in the segment was led by a strong performance in our central laboratory services where net revenues grew 23.6% on increased investigator and patient enrollment, an overall higher level of study activity and the favorable impact of foreign exchange rate variances between both periods. Also contributing to growth in the segment was a strong performance in our clinical development services, where net revenues grew 18.6% on increased study activity. Negatively impacting growth in the segment over the prior year was the divestiture of our cardiac safety service offering in November 2007, which contributed $23.4 million of net revenue in 2007.

                Cost of revenue increased 12.3% to $1.14 billion or 66.1% of net revenues for the year ended December 31, 2008 as compared to $1.02 billion or 65.8% of net revenues for the corresponding 2007 period. Gross margins decreased by 30 basis points to 33.9% for 2008 from 34.2% for 2007.

                Overall, selling, general and administrative expenses increased 7.0% to $250.2 million for 2008 from $233.9 million for 2007. As a percentage of net revenues, selling, general and administrative expenses decreased 60 basis points to 14.5% in 2008 from 15.1% in 2007. The 60 basis point decrease resulted from the impact of cost management initiatives put in place late in 2008 in response to softening market conditions as well as increased efficiencies gained from the leveraging of our existing support functions across a larger base of revenues. Selling, general and administrative expenses as a percentage of net revenue can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

                Depreciation and amortization increased 8.1% to $71.6 million or 4.1% of net revenues for 2008 from $66.2 million or 4.3% of net revenues for 2007 primarily as a result of higher levels of capital spending related to assets placed into service over the last eighteen months.

                Income from operations increased 15.3% to $263.7 million or 15.3% of net revenues for 2008 from $228.6 million or 14.8% of net revenues for the corresponding 2007 period. Income from operations from Covance's early development segment increased $9.5 million or 4.8% to $205.4 million or 24.3% of net revenues for the year ended December 31, 2008 from $195.9 million or 25.2% of net revenues for the corresponding 2007 period. The $9.5 million increase in the segment over the prior year was driven by additional income from operations resulting from the 10.9% growth in preclinical laboratory services net revenues explained above. The decline in operating income as a percent of net revenues is primarily attributable to softening market conditions in the fourth quarter of 2008. Income from operations from Covance's late-stage development segment increased $42.0 million or 32.8% to $170.1 million or 19.3% of net revenues for 2008 from $128.1 million or 16.7% of net revenues for the corresponding 2007 period. Growth was driven by central laboratory and clinical development services, where income from operations grew 38.3% and 46.7%, respectively, over the prior year primarily on the increase in net revenues explained above. Partially offsetting the growth from central laboratory and clinical was weakness in our commercialization services where operating income declined 15.2% over 2007 on a decline in net revenues. Corporate expense increased $16.5 million to $111.9 million or 6.5% of net revenues for 2008 from $95.4 million or 6.2% of net revenues for 2007. The higher level of Corporate expenses reflects an increase in headcount-related expenses and investments in infrastructure to enhance our ability to manage expected future growth. Also included in Corporate expense is stock-based compensation expense of $25.5 million or 1.5% of net revenues for 2008, as compared to $21.9 million or 1.4% of net revenues for the corresponding 2007 period.

                Other income, net decreased $7.1 million to $10.7 million for 2008 from $17.8 million for 2007, primarily due to a $2.5 million decrease in gain on sale of business and a $2.0 million decrease in interest income resulting from a reduction in invested cash balances coupled with lower interest rates on those balances. In addition, interest expense increased $1.4 million due to outstanding short-term debt during 2008 and foreign exchange transaction gains declined $1.2 million from 2007 to 2008.

                Covance's effective tax rate for the year ended December 31, 2008 was 28.9% compared to 29.6% for the corresponding 2007 period. The year over year decrease in Covance's effective tax rate was attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions and tax planning initiatives, partially offset by changes in the reserve for unrecognized tax benefits.

                Covance has a 47% minority equity position in Noveprim Limited ("Noveprim"), a supplier of research products. During the years ended December 31, 2008 and 2007, Covance recognized $1.4 million and $2.0 million, respectively, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim and still on hand at Covance at December 31, 2008 and 2007.

                Covance has a minority equity position (less than 20%) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the years ended December 31, 2008 and 2007, Covance recognized income of $0.5 million and $0.4 million, respectively, representing its pro-rata share of BITI's results. In the fourth quarter of 2008, Covance suspended the use of the equity method of accounting for its investment in BITI as its ownership interest fell below 20% and it could no longer exercise significant influence over BITI's operations. In the fourth quarter of 2008, Covance began accounting for its investment in BITI as an available-for-sale security in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS 115, Covance increased the carrying value of its investment in BITI to $8.6 million, representing the fair value of the shares in BITI common stock owned by Covance at December 31, 2008. This resulted in an unrealized gain of approximately $7.2 million, or $4.4 million net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet.

                Net income of $196.8 million for the year ended December 31, 2008 increased $20.8 million or 11.8% as compared to $175.9 million for the corresponding 2007 period.

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

                The following table presents unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 2008. In the opinion of Covance, the information in the table below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included elsewhere in this Annual Report. Operating results for any quarter are not necessarily indicative of the results that may be reported in any future period.

	Quarter Ended
	Dec. 31, 2008		Sept. 30, 2008	June 30, 2008		Mar. 31, 2008		Dec. 31, 2007		Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
	(Dollars in thousands, except per share data)

Net revenues	$438,645		$440,109	$436,912		$412,432		$410,966		$395,989	$381,145	$358,319
Reimbursable out-of-pockets	25,190		27,263	24,911		21,605		24,736		18,712	23,029	18,620

Total revenues	463,835		467,372	461,823		434,037		435,702		414,701	404,174	376,939

Costs and expenses:
Cost of revenue	294,679		287,804	286,884		273,330		273,874		258,355	251,078	234,379
Reimbursed out-of-pocket expenses	25,190		27,263	24,911		21,605		24,736		18,712	23,029	18,620
Selling, general and administrative	61,071		64,850	65,242		59,017		58,918		61,089	58,092	55,791
Depreciation and amortization	19,399		17,493	17,331		17,348		17,182		16,447	16,457	16,111

Total	400,339		397,410	394,368		371,300		374,710		354,603	348,656	324,901

Income from operations	63,496		69,962	67,455		62,737		60,992		60,098	55,518	52,038
Other income, net	(302	)(a)	(801)	(2,931	)(b)	(6,639	)(c)	(10,757	)(d)	(2,582)	(2,096)	(2,331)

Income before taxes	63,798	(a)	70,763	70,386	(b)	69,376	(c)	71,749	(d)	62,680	57,614	54,369
Taxes on income	18,195	(a)	20,167	20,330	(b)	20,723	(c)	21,608	(d)	18,469	16,816	16,041
Equity investee earnings	75		511	817		449		768		403	714	566

Net income	$45,678	(a)	$51,107	$50,873	(b)	$49,102	(c)	$50,909	(d)	$44,614	$41,512	$38,894

Basic earnings per share	$0.72		$0.81	$0.81		$0.78		$0.80		$0.70	$0.65	$0.61
Diluted earnings per share	$0.72	(a)	$0.80	$0.80	(b)	$0.76	(c)	$0.78	(d)	$0.69	$0.64	$0.60

  (a)
  Amounts include $143 of additional proceeds ($93 or $0.001/diluted share, net of tax totaling $50) from the sale of Covance's cardiac safety service offering representing contingent consideration related to transferred backlog.

  (b)
  Amounts include $949 of additional proceeds ($617 or $0.01/diluted share, net of tax totaling $332) from the sale of Covance's cardiac safety service offering representing contingent consideration related to transferred backlog.

  (c)
  Amounts include $2,978 of additional proceeds ($1,936 or $0.03/diluted share, net of tax totaling $1,042) from the sale of Covance's cardiac safety service offering representing contingent consideration related to transferred backlog.

  (d)
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

                Cash and cash equivalents at December 31, 2008 and 2007 were $221.3 million and $319.5 million, respectively. Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions in countries whose governments guarantee those investments (primarily in Ireland and the United Kingdom). Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. On August 12, 2008, Covance's revolving credit facility (the "Credit Facility") was expanded to $125.0 million at Covance's election. Covance intends to secure a new revolving credit facility to replace its Credit Facility which will expire in June 2009. Covance believes its credit quality, strength of earnings and bank relationships will provide adequate options for bank participation and will result in replacement of its Credit Facility at commercially reasonable terms. Covance believes that cash on hand plus cash from operations and available borrowings under the Credit Facility and the planned replacement credit facility will provide sufficient liquidity for the foreseeable future. At December 31, 2008, there were $50.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a 75 basis point margin and approximated 3.66% per annum during 2008. Costs associated with the Credit Facility consisted primarily of bank fees totaling $0.7 million which are being amortized over the five year facility term. The Credit Facility contains various financial and other covenants. At December 31, 2008, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. A commitment fee of 15 basis points on the undrawn balance of the Credit Facility is payable in arrears on the first day of each July, October, January and April, and totaled approximately $0.1 million during each of the years ended December 31, 2008 and 2007.

                During the year ended December 31, 2008, Covance's operations provided net cash of $286.2 million, a decrease of $7.3 million from the corresponding 2007 period. The change in net operating assets used $12.0 million in cash during 2008, primarily due to an increase in unbilled services, inventory, accounts receivable, and prepaid and other current assets, partially offset by an increase in accrued liabilities, unearned revenue and accounts payable. The change in net operating assets provided $40.2 million in cash in 2007, primarily due to an increase in accrued liabilities and unearned revenue, partially offset by an increase in accounts receivable, inventory and prepaids and other current assets, and a decrease in accounts payable. Covance's ratio of current assets to current liabilities was 1.60 at December 31, 2008 and 2.15 at December 31, 2007.

                Investing activities for the year ended December 31, 2008 used $317.6 million versus $165.5 million for the corresponding 2007 period. Capital spending for 2008 totaled $318.9 million, and was primarily for the expansion of preclinical facilities in North America and Europe (including $50 million for the purchase of Eli Lilly and Company's Greenfield Indiana campus), outfitting of new facilities, upgrade of existing equipment, purchase of new equipment, hardware and software. Approximately $150.2 million of capital spending in 2008 represents expenditures primarily related to ongoing significant facility expansions and transformational information technology projects that have not yet been placed in service. Capital spending for the corresponding 2007 period totaled $201.0 million, and was primarily for the expansion of our preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, purchase of new equipment, hardware and software.

                Investing activities for 2008 also included $4.1 million of contingent consideration received during the period associated with the November 2007 sale of Covance's cardiac safety service offering related to transferred backlog. Investing activities for 2007 included the initial proceeds from the sale of Covance's cardiac safety service offering totaling $35.2 million. On November 28, 2007, Covance sold its centralized ECG business ("Cardiac Safety Services"), part of Covance's Late Stage Development segment, to eResearchTechnology Inc. ("eRT"). Covance recognized a pre-tax gain of $6.6 million ($4.1 million after tax) from this transaction. Covance and eRT also entered into a ten year marketing agreement under which Covance will continue to offer its clients cardiac safety services. Covance may receive up to an additional $8.1 million in future contingent consideration relating to transferred backlog and revenues generated by eRT from new contracts secured under the first three years of the marketing agreement. In addition, Covance expects to receive referral fees during the term of the long-term marketing agreement.

                Investing activities for 2008 also included the purchase of a minority equity investment in Caprion Proteomics ("Caprion") for $3.1 million. This investment is recorded at cost and is included in other assets on the consolidated balance sheet.

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

                Financing activities for the year ended December 31, 2008 used $51.4 million and were comprised of the purchase into treasury of 1,500,000 shares of common stock in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in February 2007, and the purchase into treasury of 102,247 shares in connection with employee benefit plans, for an aggregate cost of $132.9 million, partially offset by the proceeds from the exercise of stock options of $17.9 million, excess tax benefits realized on the exercise of stock options of $7.3 million and employee contributions to Covance's employee stock purchase plan of $6.3 million. Additionally, Covance borrowed $50 million under the Credit Facility during 2008. Financing activities for the year ended December 31, 2007 used $32.9 million and were comprised of the purchase into treasury of 977,000 shares of common stock in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in February 2007, and the purchase into treasury of 85,699 shares in connection with employee benefit plans, for an aggregate cost of $66.4 million, partially offset by proceeds from the exercise of stock options of $22.2 million, excess tax benefits realized on the exercise of stock options of $6.0 million and employee contributions to Covance's employee stock purchase plan of $5.2 million. At December 31, 2008, there are approximately 0.8 million shares remaining for repurchase under the Board authorized buyback program.

                The effect of exchange rate changes on cash for the year ended December 31, 2008 was a decrease of $15.3 million versus an increase of $4.6 million for the year ended December 31, 2007. Covance's cash balances decreased by $98.2 million during 2008.

                As discussed in Note 11 to the audited consolidated financial statements included elsewhere in this Annual Report, and as set forth in the table below, Covance is obligated under non-cancelable operating leases, primarily for offices and laboratory facilities. Covance is also obligated under outsourcing agreements related to certain aspects of its information technology and human resources support functions and purchase commitments primarily related to the completion of ongoing facility expansions, both of which are reflected under the caption purchase obligations in the table below. Actual amounts paid under these outsourcing agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables. In addition, early termination of these outsourcing agreements by Covance could result in the payment of termination fees which are not reflected in the table below.

	Payments due by period
Contractual Obligations(a)	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
	(Dollars in thousands)
Operating Leases	$122,973	$23,214	$34,330	$24,657	$40,772
Purchase Obligations	79,183	40,082	32,423	6,678	—

Total	$202,156	$63,296	$66,753	$31,335	$40,772

  (a)
  Excludes $11.9 million, including $1.2 million in interest, related to accruals under FIN 48, of which $3.3 million may become due in less than one year, and the remainder of which, the period of cash settlement cannot be reasonably estimated.

Off-Balance Sheet Arrangements

                At December 31, 2008 and 2007, Covance was not a party to any off-balance sheet arrangements as defined by Regulation S-K Item 303(a)(4)(i), promulgated under the Exchange Act.

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

                On February 12, 2008, the FASB issued FASB Staff Position 157-2 ("FSP 157-2), which delays the effective date of the application of SFAS No. 157, Fair Value Measurements, ("SFAS 157") to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Covance's assets and liabilities subject to the provisions of SFAS 157 are limited to non-recurring non-financial assets such as goodwill and other indefinite lived intangible assets measured at fair value for impairment testing. As such, the adoption of SFAS 157, as amended by FSP 157-2, is deferred until our fiscal year beginning January 1, 2009. Covance does not expect the adoption of SFAS 157, as amended, to have a material impact on its consolidated results of operations or financial position.

                In November 2008, the Emerging Issues Task Force reached a consensus on EITF No. 08-6, Equity Method Investment Accounting Considerations ("EITF 08-6"), which provides additional guidance for investments accounted for under the equity method. Under EITF 08-6, equity method investments are initially measured at cost, with contingent consideration included in the initial measurement if it is recognized by specific authoritative guidance other than SFAS 141(R). EITF 08-6 applies prospectively for fiscal years beginning on or after December 15, 2008, consistent with the effective date of SFAS 141R. Beginning January 1, 2009, Covance will consider EITF 08-6 in the accounting for its equity method investments. Covance does not expect the adoption of EITF 08-6 to have a material impact on its consolidated results of operations or financial position.

                In December 2008, the FASB issued FASB Staff Position 132(R)-1 ("FSP 132(R)-1"), which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 requires disclosure of investment allocation methodologies and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets in order to provide users with an understanding of significant concentrations of risk in plan assets. FSP 132(R)-1 is effective for years ending after December 15, 2009. FSP 132(R)-1 requires additional disclosure only and therefore will not impact Covance's consolidated results of operations or financial position.

Forward Looking Statements.  Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company's ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, and other factors described in Covance's filings with the Securities and Exchange Commission, including, without limitation, this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

                For the year ended December 31, 2008, approximately 40% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency Risks" for a more detailed discussion of our foreign currency risks and exposures.

                Covance's short-term investments are with major financial institutions in countries whose governments guarantee those investments (primarily in Ireland and the United Kingdom). These short-term investments are in bank deposits and money market funds which can be readily purchased and sold using established markets. Covance's cash investment policy is to maximize utilization of excess cash according to the following specific criteria (in order of priority): (1) preserve capital (minimize financial market risk); (2) maintain liquidity; (3) manage foreign exchange rate exposure (internal hedging); (4) maximize rate of return; and (5) enhance strategic relationships with select financial institutions. Covance also has strong operating cash flow and ready access to credit available under its Credit Facility, as evidenced by its ability to expand the Credit Facility to $125 million in August 2008 and its ability to borrow $50 million under the Credit Facility in early October 2008.

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

                Covance's management concluded that its internal control over financial reporting as of December 31, 2008 was effective and adequate to accomplish the objectives described above. Management's assessment was based upon the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Covance's consolidated financial statements and the effectiveness of control over financial reporting have been audited by an independent registered public accounting firm, Ernst & Young LLP, as stated in their reports which are included elsewhere herein.

/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ William E. Klitgaard William E. Klitgaard Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited Covance Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covance Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on consolidated financial statements and internal control. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

                In our opinion, Covance Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 19, 2009

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited the accompanying consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covance Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Covance Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 19, 2009

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

(Dollars in thousands)	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$221,334	$319,485
Accounts receivable	228,951	217,657
Unbilled services	112,719	88,835
Inventory	68,206	54,788
Deferred income taxes	15,029	7,825
Prepaid expenses and other current assets	91,451	81,467

Total Current Assets	737,690	770,057
Property and equipment, net	860,957	646,040
Goodwill, net	105,486	105,486
Other assets	48,955	38,602

Total Assets	$1,753,088	$1,560,185

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$41,887	$32,252
Accrued payroll and benefits	104,607	95,313
Accrued expenses and other current liabilities	86,521	66,838
Unearned revenue	162,556	144,870
Short-term debt	50,000	—
Income taxes payable	14,224	18,887

Total Current Liabilities	459,795	358,160
Deferred income taxes	51,385	32,562
Other liabilities	47,059	59,275

Total Liabilities	558,239	449,997

Commitments and Contingencies
Stockholders' Equity:
Preferred stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock—Par value $0.01 per share; 140,000,000 shares authorized; 75,447,578 and 74,590,229 shares issued and outstanding, including those held in treasury, at December 31, 2008 and 2007, respectively	754	746
Paid-in capital	551,598	492,373
Retained earnings	1,129,569	933,106
Accumulated other comprehensive (loss) income	(13,975)	24,154
Treasury stock at cost (12,150,495 and 10,548,248 shares at December 31, 2008 and 2007, respectively)	(473,097)	(340,191)

Total Stockholders' Equity	1,194,849	1,110,188

Total Liabilities and Stockholders' Equity	$1,753,088	$1,560,185

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands, except per share data)	2008	2007	2006
Net revenues	$1,728,098	$1,546,419	$1,340,203
Reimbursable out-of-pockets	98,969	85,097	65,855

Total revenues	1,827,067	1,631,516	1,406,058

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	1,142,697	1,017,686	882,190
Reimbursed out-of-pocket expenses	98,969	85,097	65,855
Selling, general and administrative (excluding depreciation and amortization)	250,180	233,890	207,388
Depreciation and amortization	71,571	66,197	57,388

Total costs and expenses	1,563,417	1,402,870	1,212,821

Income from operations	263,650	228,646	193,237

Other (income) expense, net:
Interest income	(8,304)	(10,269)	(7,809)
Interest expense	1,843	468	245
Foreign exchange transaction (gain) loss, net	(142)	(1,375)	212
Gain on sale of business	(4,070)	(6,590)	—

Other income, net	(10,673)	(17,766)	(7,352)

Income before taxes and equity investee earnings	274,323	246,412	200,589
Taxes on income	79,415	72,934	57,179
Equity investee earnings	1,852	2,451	1,588

Net income	$196,760	$175,929	$144,998

Basic earnings per share	$3.12	$2.76	$2.28
Weighted average shares outstanding—basic	63,096,155	63,747,732	63,585,722
Diluted earnings per share	$3.08	$2.71	$2.24
Weighted average shares outstanding—diluted	63,981,505	64,820,406	64,782,212

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$196,760	$175,929	$144,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,571	66,197	57,388
Non-cash compensation expense associated with employee benefit and stock compensation plans	25,389	26,508	30,397
Deferred income tax provision (benefit)	9,343	(4,903)	561
Gain on sale of business	(4,070)	(6,590)	—
Loss (gain) on sale of property and equipment	1,064	(1,346)	11
Equity investee earnings	(1,852)	(2,451)	(1,588)
Changes in operating assets and liabilities, net of businesses acquired and sold:
Accounts receivable	(11,294)	(16,847)	6,332
Unbilled services	(23,884)	304	(842)
Inventory	(13,418)	(5,336)	(8,921)
Accounts payable	9,635	(2,836)	8,380
Accrued liabilities	26,952	37,153	12,547
Unearned revenue	17,686	35,392	10,544
Income taxes payable	(2,702)	9,310	6,754
Other assets and liabilities, net	(15,023)	(16,954)	(12,392)

Net cash provided by operating activities	286,157	293,530	254,169

Cash flows from investing activities:
Capital expenditures	(318,928)	(201,037)	(136,800)
Proceeds from sale of business	4,070	35,200	—
Acquisition of businesses	—	—	(75,668)
Minority equity investment	(3,136)	—	—
Other, net	385	322	806

Net cash used in investing activities	(317,609)	(165,515)	(211,662)

Cash flows from financing activities:
Net borrowings under revolving credit facility	50,000	—	—
Stock issued under employee stock purchase and option plans	31,500	33,423	39,905
Purchase of treasury stock	(132,906)	(66,356)	(28,032)

Net cash (used in) provided by financing activities	(51,406)	(32,933)	11,873

Effect of exchange rate changes on cash	(15,293)	4,593	4,713

Net change in cash and cash equivalents	(98,151)	99,675	59,093
Cash and cash equivalents, beginning of year	319,485	219,810	160,717

Cash and cash equivalents, end of year	$221,334	$319,485	$219,810

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2005	$718	$350,678	$612,811	$13,367		$(245,803)	$731,771
Comprehensive income:
Net income	—	—	144,998	—	$144,998	—	144,998
Currency translation adjustment	—	—	—	21,803	21,803	—	21,803

Total comprehensive income	—	—	—	—	$166,801	—	—

Adjustment from initially applying SFAS 158, net of tax	—	—	—	(23,389)		—	(23,389)
Shares issued under various employee benefit and stock compensation plans	6	34,594	—	—		—	34,600
Stock option exercises	10	28,347	—	—		—	28,357
Tax benefit from stock issued	—	13,187	—	—		—	13,187
Treasury stock, at cost	—	—	—	—		(28,032)	(28,032)

Balance, December 31, 2006	734	426,806	757,809	11,781		(273,835)	923,295
Adjustment from adoption of FIN 48	—	—	(632)	—		—	(632)
Comprehensive income:
Net income	—	—	175,929	—	$175,929	—	175,929
Currency translation adjustment	—	—	—	10,158	10,158	—	10,158
Defined benefit pension plans, net of tax:
Actuarial gain				1,119	1,119		1,119
Prior service credit	—	—	—	1,096	1,096	—	1,096

Total comprehensive income	—	—	—	—	$188,302	—	—

Shares issued under various employee benefit and stock compensation plans	5	31,909	—	—		—	31,914
Stock option exercises	7	22,239	—	—		—	22,246
Tax benefit from stock issued	—	11,419	—	—		—	11,419
Treasury stock, at cost	—	—	—	—		(66,356)	(66,356)

Balance, December 31, 2007	746	492,373	933,106	24,154		(340,191)	1,110,188
Effect of change in plan measurement date under SFAS 158	—	—	(297)	—		—	(297)
Comprehensive income:
Net income	—	—	196,760	—	$196,760	—	196,760
Currency translation adjustment	—	—	—	(40,544)	(40,544)	—	(40,544)
Unrealized gain on securities, net of tax	—	—	—	4,359	4,359	—	4,359
Defined benefit pension plans, net of tax:
Actuarial loss	—	—	—	(1,867)	(1,867)	—	(1,867)
Prior service cost	—	—	—	(77)	(77)	—	(77)

Total comprehensive income	—	—	—	—	$158,631	—	—

Shares issued under various employee benefit and stock compensation plans	3	32,075	—	—		—	32,078
Stock option exercises	5	17,884	—	—		—	17,889
Tax benefit from stock issued	—	9,266	—	—		—	9,266
Treasury stock, at cost	—	—	—	—		(132,906)	(132,906)

Balance, December 31, 2008	$754	$551,598	$1,129,569	$(13,975)		$(473,097)	$1,194,849

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

1.    Organization

                Covance Inc. and its subsidiaries ("Covance" or the "Company") is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. Covance's operations constitute two segments for financial reporting purposes. The first segment, early development services, includes preclinical and clinical pharmacology service offerings. The second segment, late-stage development services, includes central laboratory, clinical development and commercialization services (periapproval and market access services). Operations are principally focused in the United States and Europe.

2.    Summary of Significant Accounting Policies

    Principles of Consolidation

                The consolidated financial statements include the accounts of all entities controlled by Covance. All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in affiliates in which Covance owns between 20 and 50 percent and does not have the ability to exercise control. For investments in which Covance owns less than 20 percent and does not have the ability to exercise significant influence over operating or financial decisions of the investee, the cost method of accounting is applied. Where the fair value of the shares of the cost method investee are readily available, Covance accounts for such investment as available-for-sale securities under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). See Note 5.

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

    Cash and Cash Equivalents

                Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at date of purchase and consist principally of amounts invested in money market funds and bank deposits.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

    Financial Instruments

                The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts as reported at December 31, 2008 and 2007.

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

    Prepaid Expenses and Other Current Assets

                In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $52.7 million and $47.4 million at December 31, 2008 and 2007, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

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

    Goodwill and Other Intangible Assets and Impairment

                Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The annual test for impairment performed for 2008, 2007 and 2006 did not identify any instances of impairment.

                Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from one to ten years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets. See Note 4.

    Impairment of Long-Lived Assets

                Covance assesses impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Assessments of the recoverability of long-lived assets are conducted when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the asset from the expected future undiscounted cash flows of related operations. No events have been identified that caused an evaluation of the recoverability of the long-lived assets for the years ended December 31, 2008, 2007 and 2006.

    Revenue Recognition

                Covance recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of Covance's net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. We also have dedicated capacity arrangements with certain clients ranging in duration from one to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. Dedicated capacity arrangements enable our clients to secure space in our facilities in exchange for which they agree to provide a guaranteed annual minimum dollar value ("volume") of work. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume guarantees is monitored throughout the year. Annual minimum guarantee shortfalls are included in net revenues when the amount of the shortfall is determinable and realization is assured.

                Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment's clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. We do not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which we have earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred.

                Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. In some cases, we bill the client for the total contract value in progress-based installments as we reach certain non-contingent billing milestones over the contract duration, such as, but not limited to, contract signing, initial dosing, investigator site initiation, patient enrollment or database lock. The term "billing milestone" relates only to a billing trigger in a contract whereby amounts become billable and payable in accordance with a negotiated predetermined billing schedule throughout the term of a project. These billing milestones are not performance-based (i.e., potential additional arrangement consideration tied to specific deliverables or performance). In other cases, billing and payment terms are tied to the passage of time (e.g., monthly billings). In either case, the total contract value and aggregate amounts billed to the client would be the same at the end of the project. While we attempt to negotiate terms that provide for billing and payment of services prior to or within close proximity to the provision of services, this is not always the case, as evidenced by fluctuations in the levels of unbilled receivables and unearned revenue from period to period. While a project is ongoing, cash payments are not necessarily representative of aggregate revenue earned at any particular point in time, as revenues are recognized when services are provided, while amounts billed and paid are in accordance with the negotiated billing and payment terms.

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
DECEMBER 31, 2008, 2007 AND 2006
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

                The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at December 31, 2008 and 2007 is $0.9 million and $0.8 million, respectively, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet. This reserve was increased by $0.1 million from the December 31, 2007 balance of $0.8 million, due to the accrual of interest on outstanding reserves in 2008.

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

                Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of December 31, 2008. See Note 7.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

    Comprehensive Income

                Covance's total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented. For the year ended December 31, 2008, comprehensive income also includes a $4.4 million unrealized gain on securities, net of tax, resulting from the change in classification of Covance's minority equity investment in Bio-Imaging Technologies ("BITI") from an equity method investment to an available-for-sale security in accordance with SFAS 115. For the years ended December 31, 2008 and 2007, comprehensive income also includes adjustments net of tax, for the current year actuarial gains (losses) and prior service credits (costs) in accordance with SFAS 158. For the year ended December 31, 2006, accumulated other comprehensive income also includes the adjustment resulting from the adoption of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), ("SFAS 158") to record the under funded status of the Company's defined benefit postretirement plans on its balance sheet at December 31, 2006, net of tax.

    Stock-Based Compensation

                The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees. These plans are described more fully in Note 10. The Company recognizes stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, ("SFAS 123R"), pursuant to which the grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

    Defined Benefit Pension Plans

                Covance sponsors various pension and other post-retirement benefit plans which are more fully described in Note 9. The measurement of the related benefit obligations and the net periodic benefit costs recorded each year are based upon actuarial computations, which require management's judgment as to certain assumptions. These assumptions include the discount rates to use in computing the present value of the benefit obligations and the net periodic benefit costs, the expected future rate of salary increases (for pay-related plans) and the expected long-term rate of return on plan assets (for funded plans). The discount rates are derived based on a hypothetical yield curve represented by a series of annualized individual discount rates. The expected long-term rate of return on plan assets is based on the target asset allocation and the average expected rate of growth for the asset classes invested. The average expected rate of growth is derived from a combination of historic returns, current market indicators, the expected risk premium for each asset class and the opinion of professional advisors.

                Effective December 31, 2008, Covance adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements Nos. 87, 88, 106 and 132(R) ("SFAS 158"). The measurement date provision of SFAS 158 eliminated the early measurement date option and requires a plan's funded status to be measured as of the employer's fiscal year end. As such, liabilities related to all of Covance's pension and other post-retirement benefit plans are now measured as of December 31. See Note 9.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
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

                In computing diluted EPS for the years ended December 31, 2008, 2007 and 2006, the denominator was increased by 885,350 shares, 1,072,674 shares and 1,196,490 shares, respectively, representing the dilutive effect of stock options outstanding at December 31, 2008, 2007 and 2006, with exercise prices less than the average market price of Covance's common stock during each respective period. Excluded from the computation of diluted EPS for the year ended December 31, 2008 were options to purchase 251,588 shares of common stock at prices ranging from $77.72 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2008. Excluded from the computation of diluted EPS for the year ended December 31, 2007 were options to purchase 4,805 shares of common stock at prices ranging from $70.57 to $87.33 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2007. Excluded from the computation of diluted EPS for the year ended December 31, 2006 were options to purchase 12,263 shares of common stock at prices ranging from $61.26 to $66.86 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2006.

    Reimbursable Out-of-Pocket Expenses

                As discussed in Note 2 "Prepaid Expenses and Other Current Assets", Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs for which the Company is reimbursed at cost, without mark-up or profit. In connection with the requirements of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 ("EITF 01-14"), Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, amounts paid to volunteers and other out-of-pocket costs are reflected in operating expenses, while the reimbursements received are reflected in revenues in the consolidated statements of income. Covance will continue to exclude from revenue and expense in the consolidated statements of income fees paid to investigators and the associated reimbursement since Covance acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.

    Supplemental Cash Flow Information

                Cash paid for interest for the years ended December 31, 2008, 2007 and 2006 totaled $1.5 million, $0.3 million and $0.2 million, respectively. Cash paid for income taxes for the years ended December 31, 2008, 2007 and 2006 totaled $53.8 million, $63.2 million and $47.8 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the years ended December 31, 2008, 2007 and 2006 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options as measured under SFAS 123R of $7.3 million, $6.0 million and $7.4 million, respectively (a corresponding cash inflow of $7.3 million, $6.0 million and $7.4 million, respectively, has been included in financing cash flows).

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

    Recently Issued Accounting Standards

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

                On February 12, 2008, the FASB issued FASB Staff Position 157-2 ("FSP 157-2), which delays the effective date of the application of SFAS No. 157, Fair Value Measurements, ("SFAS 157") to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Covance's assets and liabilities subject to the provisions of SFAS 157 are limited to non-recurring non-financial assets such as goodwill and other indefinite lived intangible assets measured at fair value for impairment testing. As such, the adoption of SFAS 157, as amended by FSP 157-2, is deferred until our fiscal year beginning January 1, 2009. Covance does not expect the adoption of SFAS 157, as amended, to have a material impact on its consolidated results of operations or financial position.

                In November 2008, the Emerging Issues Task Force reached a consensus on EITF No. 08-6, Equity Method Investment Accounting Considerations ("EITF 08-6"), which provides additional guidance for investments accounted for under the equity method. Under EITF 08-6, equity method investments are initially measured at cost, with contingent consideration included in the initial measurement if it is recognized by specific authoritative guidance other than SFAS 141(R). EITF 08-6 applies prospectively for fiscal years beginning on or after December 15, 2008, consistent with the effective date of SFAS 141R. Beginning January 1, 2009, Covance will consider EITF 08-6 in the accounting for its equity method investments. Covance does not expect the adoption of EITF 08-6 to have a material impact on its consolidated results of operations or financial position.

                In December 2008, the FASB issued FASB Staff Position 132(R)-1 ("FSP 132(R)-1"), which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 requires disclosure of investment allocation methodologies and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets in order to provide users with an understanding of significant concentrations of risk in plan assets. FSP 132(R)-1 is effective for years ending after December 15, 2009. FSP 132(R)-1 requires additional disclosure only and therefore will not impact Covance's consolidated results of operations or financial position.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

3.    Property and Equipment

                Property and equipment at December 31, 2008 and 2007 consist of the following:

	2008	2007
Property and equipment at cost:
Land	$87,247	$83,106
Buildings and improvements	501,552	430,063
Equipment	235,342	248,289
Computer hardware and software	245,984	200,583
Furniture, fixtures & leasehold improvements	73,414	75,025
Construction-in-progress	211,892	105,599

	1,355,431	1,142,665
Less: Accumulated depreciation and amortization	(494,474)	(496,625)

Property and equipment, net	$860,957	$646,040

                Depreciation and amortization expense aggregated $70.6 million, $65.0 million and $56.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

4.    Goodwill and Amortizable Intangible Assets

                The following table sets forth changes in the carrying amount of goodwill by operating segment, net of accumulated amortization of $17.7 million, for the years ended December 31, 2008 and 2007, respectively:

	Early Development	Late-Stage Development	Total
Balance, December 31, 2006	$69,570	$50,155	$119,725
Goodwill removed due to 2007 divestiture of business	—	(14,239)	(14,239)

Balance, December 31, 2007 and 2008	$69,570	$35,916	$105,486

                The following table summarizes the Company's acquired amortizable intangible assets (see Note 6), which are reflected in Other Assets on the Consolidated Balance Sheet, as of December 31, 2008 and 2007:

	2008	2007
Intangible assets at cost:
Customer Lists (10 year weighted average useful life)	$4,510	$4,510
Technology (5 year weighted average useful life)	2,340	2,340
Other—Patient List, Backlog and Non-Compete Agreements (weighted average useful lives ranging from 1 to 4 years)	820	820

	7,670	7,670
Less: Accumulated amortization	(3,016)	(1,968)

Net carrying value	$4,654	$5,702

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

4.    Goodwill and Amortizable Intangible Assets (Continued)

                Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $1.0 million, $1.2 million and $0.8 million, respectively. Amortization expense expected to be recorded for each of the next five years is as follows:

Year Ending December 31,
2009	$1,010
2010	$937
2011	$649
2012	$466
2013	$466

5.    Equity Investments

                In December 2008, Covance acquired a minority equity position (less than 20%) in Caprion Proteomics ("Caprion"), a privately held company headquartered in Montreal, Canada for a total cost of $3.1 million. Caprion is a leading provider of proteomics-based services to the pharmaceutical industry. Under the terms of the agreement, Covance will serve as the exclusive contract research organization distributor of Caprion's proteomic biomarker services and Caprion will serve as Covance's exclusive proteomic discovery provider. As Covance owns less than a 20% interest in Caprion and does not exercise significant influence over the operating or financial decisions of Caprion, the investment is accounted for under the cost method of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This investment is included in other assets on the consolidated balance sheet at December 31, 2008.

                Covance has a 47% minority equity position in Noveprim Limited, a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim's net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance's investment. This investment is reflected in other assets on the consolidated balance sheet. During the years ended December 31, 2008, 2007 and 2006, Covance recognized income of $1.4 million, $2.0 million and $1.6 million, respectively, representing its share of Noveprim's earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at December 31, 2008, 2007 and 2006. The carrying value of Covance's investment in Noveprim as of December 31, 2008 and 2007 was $23.4 million and $23.2 million, respectively.

                Covance has a minority equity position (less than 20%) in Bio-Imaging Technologies, Inc. ("BITI"). BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the years ended December 31, 2008, 2007 and 2006, Covance recognized income of $0.4 million, $0.4 million and $0.02 million, respectively, representing its pro rata share of BITI's earnings. In the fourth quarter of 2008, Covance suspended the use of the equity method of accounting as its ownership interest in BITI fell below 20% and it could no longer exercise significant influence over BITI's operations. Covance has begun accounting for its investment in BITI as an available-for-sale security in accordance with SFAS No. 115. Under SFAS 115, Covance increased the carrying value of its investment in BITI to $8.6 million, representing

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

5.    Equity Investments (Continued)

the fair value of the shares in BITI common stock owned by Covance at December 31, 2008. This resulted in an unrealized gain of approximately $7.2 million, or $4.4 million net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. The carrying value of Covance's investment in BITI under the equity method at December 31, 2007 was $0.9 million, while the fair market value was $19.0 million.

6.    Acquisitions and Divestitures

                In October 2008, Covance acquired certain assets from Eli Lilly and Company ("Lilly") for cash payments totaling $51.6 million (including transaction related costs of $1.6 million). The acquired assets consisted of 450-acres of Lilly's early drug development campus (land, buildings and equipment) located in Greenfield, Indiana ("Greenfield"). In addition, Covance and Lilly entered into a 10-year agreement with a minimum value of $1.6 billion pursuant to which Covance will provide Lilly a broad range of drug development services. The results of operations for Greenfield and the acquired assets, which are now part of Covance's Early Development segment service offering, are included in Covance's consolidated financial statements beginning in October 2008.

                In November 2007, Covance sold its centralized ECG business ("Cardiac Safety Services"), part of Covance's late stage development segment, to eResearchTechnology Inc. ("eRT") and simultaneously therewith entered into a ten year marketing agreement with eRT under which Covance will continue to offer its clients cardiac safety services. Covance received initial cash proceeds of $35.2 million in connection with the sale and recorded a pre-tax gain of $6.6 million ($4.1 million after tax) during the quarter ended December 31, 2007. During 2008, Covance received contingent consideration associated with this sale related to transferred backlog totaling $4.1 million and recognized an additional pre-tax gain of $4.1 million ($2.6 million after tax). Covance may receive up to approximately $8.1 million in additional future contingent consideration relating to transferred backlog and revenues generated by eRT from new contracts secured under the first three years of the marketing agreement. In addition, Covance expects to receive referral fees during the term of the long-term marketing agreement.

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
DECEMBER 31, 2008, 2007 AND 2006
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

7.    Taxes on Income

                The components of income before taxes and the related provision (benefit) for taxes on income for 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Income before taxes and equity investee earnings:
Domestic	$148,636	$161,451	$123,896
International	125,687	84,961	76,693

Total	$274,323	$246,412	$200,589

Federal income taxes:
Current provision	$42,892	$53,457	$41,503
Deferred provision (benefit)	9,738	2,099	243
International income taxes:
Current provision	20,993	17,022	12,958
Deferred (benefit) provision	(391)	(6,600)	(3,992)
State and other income taxes:
Current provision	3,616	6,945	5,872
Deferred provision (benefit)	2,567	11	595

Income tax provision	$79,415	$72,934	$57,179

                The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Taxes at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	1.5	1.8	2.1
Impact of international operations	(8.6)	(7.8)	(8.9)
Other, net	1.0	0.6	0.3

Total	28.9%	29.6%	28.5%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

                The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Current deferred tax assets:
Liabilities/expenses not currently deductible	$11,072	$5,337
Deferred equity compensation	2,839	1,370
Net operating losses	1,118	1,118

Total current deferred tax assets	$15,029	$7,825

Non-current deferred taxes:
Deferred tax assets:
Net operating losses	$3,467	$11,237
Deferred equity compensation	8,497	6,143
Liabilities/expenses not currently deductible	3,202	6,567

Total non-current deferred tax assets	15,166	23,947

Deferred tax liabilities:
Property and equipment	(60,591)	(53,106)
Earnings not currently taxable	(5,960)	(3,403)

Total non-current deferred tax liabilities	(66,551)	(56,509)

Net non-current deferred tax liabilities	$(51,385)	$(32,562)

                As of December 31, 2008, Covance has United States net operating loss carryforwards of $11.1 million relating to the acquisition of Radiant. These net operating loss carryforwards are subject to limitation under Internal Revenue Code §382 and will expire at various dates through 2026. It is expected that all loss carryforwards will be realized, and accordingly, no valuation allowance has been provided.

                Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance. As a result, taxes have not been provided on the remaining accumulated foreign unremitted earnings totaling approximately $373 million at December 31, 2008.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

current or long-term liability in the consolidated balance sheet, based on when the Company expects each of the items to be settled. Covance records interest and penalties accrued in relation to unrecognized tax benefits as a component of income tax expense.

                As of December 31, 2008, the balance of the reserve for unrecognized tax benefits was $11.9 million, including accrued interest of $1.2 million, of which $3.3 million is recorded as a current liability in accrued expenses and other current liabilities, and $8.6 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet. As of December 31, 2007, the balance of the reserve for unrecognized tax benefits was $8.9 million, including accrued interest of $1.3 million, of which $2.6 million is recorded as a current liability in accrued expenses and other current liabilities, and $6.3 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet. This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits. The net increase in the reserve for unrecognized tax benefits from December 31, 2007 to December 31, 2008 resulted from the accrual of additional reserves relating to deemed income and the accrual of interest on existing reserves partially offset by the recognition of previously unrecognized tax benefits in jurisdictions where the statute of limitations has lapsed.

                Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest for the years ended December 31, 2008 and 2007:

(dollars in millions)
Unrecognized tax benefits as of January 1, 2007, at date of adoption	$7.8
Additions related to tax positions in the prior year	1.1
Additions related to tax positions in the current year	1.3
Reductions due to settlements and payments	(0.8)
Reductions due to statute expiration	(1.8)

Unrecognized tax benefits as of December 31, 2007	7.6
Additions related to tax positions in the prior year	2.1
Additions related to tax positions in the current year	2.7
Reductions due to statute expiration	(1.7)

Unrecognized tax benefits as of December 31, 2008	$10.7

                Any future changes in the $11.9 million liability for unrecognized tax benefits, resulting from the recognition of tax benefits, would impact the effective tax rate of Covance. Over the next twelve months, it is reasonably possible that the uncertainty surrounding a portion of the reserve for unrecognized tax benefits, related to certain income taxes, deemed income, transfer pricing and state tax issues, will be resolved as a result of the expiration of the statute of limitations or the conclusion of various federal, state and foreign tax audits. As a result, Covance would reduce the carrying value of its reserve for these items by up to $3.9 million including interest of $0.6 million.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

                The following tax years remain open to investigation as of December 31, 2008, for the Company's major jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2003-2008
United Kingdom	2005-2008
Switzerland	2004-2008
Germany	2007-2008

8.    Credit Facility

                In August 2008, Covance elected to expand its revolving credit facility (the "Credit Facility") from $75.0 million to $125.0 million. At December 31, 2008, there were $50.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the Credit Facility. At December 31, 2007, there were no outstanding borrowings and $1.1 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a 75 basis point margin and approximated 3.66% per annum during 2008.

                Commitment fees paid during 2008, 2007 and 2006, which under the Credit Facility are 15 basis points on the undrawn balance, approximated $0.1 million in each year. The Credit Facility, which expires in June 2009, contains various financial and other covenants and is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. At December 31, 2008, Covance was in compliance with the terms of the Credit Facility.

9.    Employee Benefit Plans

                Covance sponsors various pension and other post-retirement benefit plans. As of December 31, 2008, Covance adopted the measurement date provisions of SFAS 158. Accordingly, each of the benefit plans described below has a 2008 measurement date of December 31. Prior to 2008, the measurement dates for the various benefit plans ranged from September 30 to December 31.

    Defined Benefit Pension Plans

                Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies. Benefit amounts for all three plans are based upon years of service and compensation. The German plan is unfunded while the United Kingdom pension plans are funded. Covance's funding policy has been to contribute annually a fixed percentage of the

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

eligible employee's salary at least equal to the local statutory funding requirements. The components of net periodic pension cost for these plans for 2008, 2007 and 2006 are as follows:

	United Kingdom Plans			German Plan
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Pension Cost:
Service cost	$5,226	$5,957	$5,878	$597	$512	$416
Interest cost	7,825	7,506	6,284	486	394	310
Expected return on plan assets	(8,877)	(8,620)	(7,144)	—	—	—
Amortization of net actuarial loss	1,207	1,424	1,862	46	60	53
Expected participant contributions	(1,999)	(2,247)	(2,265)	—	—	—

Net periodic pension cost	$3,382	$4,020	$4,615	$1,129	$966	$779

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.50%	5.25%	5.00%	5.60%	4.90%	4.65%
Expected rate of return on assets	6.75%	6.75%	6.75%	n/a	n/a	n/a
Salary increases	4.25%	4.00%	4.00%	3.00%	2.65%	2.50%

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

                The change in the projected benefit obligation and plan assets, the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2008 and 2007 is as follows:

	United Kingdom Plans		German Plan
	2008	2007	2008	2007
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$152,144	$141,343	$8,514	$7,349
Service cost	5,226	5,957	597	512
Interest cost	7,825	7,506	486	394
Actuarial gain	(15,468)	(2,123)	(940)	(265)
Benefits paid	(1,694)	(2,107)	(178)	(112)
Effect of eliminating early measurement date	—	—	87	—
Foreign currency exchange rate changes	(36,165)	1,568	125	636

Benefit obligation, end of year	$111,868	$152,144	$8,691	$8,514

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

	United Kingdom Plans		German Plan
	2008	2007	2008	2007
Change in Fair Value of Assets:
Fair value of plan assets, beginning of year	$136,709	$123,736	$—	$—
Covance contributions	15,434	4,358	—	—
Employee contributions	2,087	2,189	—	—
Actual return on plan assets	(13,512)	7,190	—	—
Benefits paid	(1,694)	(2,107)	—	—
Foreign currency exchange rate changes	(33,681)	1,343	—	—

Fair value of plan assets, end of year	$105,343	$136,709	$—	$—

Funded status at end of year—under funded	$(6,525)	$(15,435)	$(8,691)	$(8,514)

	United Kingdom Plans		German Plan
	2008	2007	2008	2007
Amounts recognized in the consolidated balance sheets:
Current liabilities	$—	$—	$(138)	$(130)
Non-current liabilities	(6,525)	(15,435)	(8,553)	(8,384)

Total	$(6,525)	$(15,435)	$(8,691)	$(8,514)

                Covance contributed $15.4 million (including a discretionary contribution of $7.7 million) to its United Kingdom plans in 2008 and expects to contribute $4.9 million in 2009. No contributions are expected to be made to the German plan, since that plan is unfunded.

                The accumulated benefit obligation for the United Kingdom pension plans was $89,033 and $126,396 at December 31, 2008 and 2007, respectively. The accumulated benefit obligation for the German plan was $6,674 and $6,464 at December 31, 2008 and 2007, respectively.

                The amounts recognized in accumulated other comprehensive income as of December 31, 2008 and 2007 are as follows:

	United Kingdom Plans		German Plan
	2008	2007	2008	2007
Net actuarial loss	$31,369	$27,372	$374	$1,097
Less: Tax benefit (deferred tax asset)	(9,083)	(7,964)	(162)	(386)

Accumulated other comprehensive income impact	$22,286	$19,408	$212	$711

Weighted Average Assumptions Used to Determine Benefit Obligations:
Discount rate	6.25%	5.50%	6.25%	5.60%
Salary increases	4.25%	4.25%	3.00%	3.00%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The net actuarial loss for the United Kingdom pension plan required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2009 is expected to be $1,388. There is no net actuarial loss required to be amortized from accumulated other comprehensive income into net periodic pension cost for the German pension plan in 2009.

                The investment policies for the United Kingdom pension plans are set by the plan trustees, based upon the guidance of professional advisors and after consultation with the Company, taking into consideration the plans' liabilities and future funding levels. The trustees have set the long-term investment policy largely in accordance with the asset allocation of a broadly diversified investment portfolio. Assets are generally invested within the target ranges as follows:

Equity securities	50%–60%
Debt securities	35%–45%
Real estate	5%–10%
Other	0%–5%

                The weighted average asset allocation of the United Kingdom pension plans as of December 31, 2008 and 2007 by asset category is as follows:

	2008	2007
Equity securities	40%	56%
Debt securities	42%	32%
Real estate	5%	7%
Other	13%	5%

Total	100%	100%

                During periods of extreme market volatility, the actual asset allocation as of a point in time could fall outside of the trustees' long-term asset allocation targets. This is the case at December 31, 2008, as the severe decline in equity prices experienced during the fourth quarter brought the actual equity allocation down to 40% of total United Kingdom pension plan assets. The United Kingdom pension plans' trustees periodically review the actual asset allocation and expect to make changes over time to maintain allocations within their long-term target ranges. The increase in other United Kingdom pension plan assets at December 31, 2008 is attributable to the Company's December discretionary cash contribution of $7.7 million, which had not yet been invested.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                Expected future benefit payments are as follows:

Year Ending December 31,	United Kingdom Plans	German Plan
2009	$2,778	$138
2010	$2,628	$161
2011	$2,471	$178
2012	$3,142	$186
2013	$3,765	$202
2014-2018	$21,883	$1,147

    Supplemental Executive Retirement Plan

                In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan ("SERP"). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of net periodic pension cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Components of Net Periodic Pension Cost:
Service cost	$1,234	$1,085	$926
Interest cost	868	773	655
Amortization of prior service (credit) cost	(119)	76	76
Amortization of net actuarial loss	107	41	33

Net periodic pension cost	$2,090	$1,975	$1,690

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.75%	5.50%	5.50%
Salary increases	4.00%	4.00%	4.00%

                The change in the projected benefit obligation, the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2008 and 2007 is as follows:

	2008	2007
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$13,869	$12,954
Service cost	1,234	1,085
Interest cost	868	773
Actuarial gain	(681)	(943)
Benefits paid	(1,274)	—
Effect of eliminating early measurement date	174	—

Benefit obligation, end of year	$14,190	$13,869

Funded status at end of year—under funded	$(14,190)	$(13,869)

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

	2008	2007
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(5,410)	$(2,359)
Non-current liabilities	(8,780)	(11,510)

Total	$(14,190)	$(13,869)

                The accumulated benefit obligation as of December 31, 2008 and 2007 is $12,612 and $12,797, respectively.

                The amounts recognized in accumulated other comprehensive income and not yet recognized as a component of net periodic pension cost as of December 31, 2008 and 2007 are as follows:

	2008	2007
Net actuarial loss	$1,751	$2,549
Prior service (credit) cost	(1,163)	(1,292)
Less: Tax benefit (deferred tax asset)	(235)	(503)

Accumulated other comprehensive income impact	$353	$754

                The net actuarial loss and prior service credit required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2009 are estimated to be $735 and $(119), respectively.

	2008	2007
Weighted Average Assumptions Used to Determine Benefit Obligation:
Discount rate	6.00%	5.75%
Salary increases	4.00%	4.00%

                Expected future benefit payments are as follows:

Year Ending December 31,
2009	$5,410
2010	$1,169
2011	$—
2012	$—
2013	$1,441
2014-2018	$7,177

    Post-Employment Retiree Health and Welfare Plan

                Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees. The components of net periodic post-retirement benefit cost for 2008, 2007 and 2006 are as follows:

	2008		2007		2006
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$119		$148		$155
Interest cost	313		304		293
Amortization of net actuarial loss	5		20		4

Net periodic post-retirement benefit cost	$437		$472		$452

Weighted Average Assumptions Used to Determine Net Periodic
Post-retirement Benefit Cost:
Weighted average discount rate	5.75%		5.50%		5.50%
Health care cost trend rate	8.50	%(a)	9.00	%(a)	9.00	%(a)

  (a)
  decreasing to ultimate trend of 5.00% in 2015

                The change in the projected post-retirement benefit obligation, the funded status of the plan and the reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2008 and 2007 is as follows:

	2008	2007
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$5,519	$5,305
Service cost	119	148
Interest cost	313	304
Participant contributions	475	372
Actuarial (gain) loss	(28)	194
Benefits paid	(900)	(819)
Federal subsidy on benefits paid	103	15
Effect of eliminating early measurement date	36	—

Benefit obligation, end of year	$5,637	$5,519

Funded status at end of year—under funded	$(5,637)	$(5,519)

	2008	2007
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(586)	$(584)
Non-current liabilities	(5,051)	(4,935)

Total	$(5,637)	$(5,519)

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The amounts recognized in accumulated other comprehensive income as of December 31, 2008 and 2007 are as follows:

	2008	2007
Net actuarial loss	$447	$503
Less: Tax benefit (deferred tax asset)	(179)	(201)

Accumulated other comprehensive income impact	$268	$302

                There is no net actuarial loss related to the retiree health and welfare plan required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2009.

	2008		2007
Assumptions Used to Determine Benefit Obligation:
Weighted average discount rate	6.00%		5.75%
Health care cost trend rate	8.00	%(a)	8.50	%(a)

  (a)
  decreasing to ultimate trend of 5.00% in 2014

                A one-percentage-point increase or decrease in the assumed health care cost trend rate would not impact the net service and interest cost components of the net periodic post-retirement benefit cost or the post-retirement benefit obligation since future increases in plan costs are paid by participant contributions. Covance expects to contribute $586 to the post-employment retiree health and welfare plan in 2009.

                Expected future gross benefit payments, Federal subsidies and net benefit payments are as follows:

Year Ending December 31,	Gross Benefit Payments	Federal Subsidies	Net Benefit Payments
2009	$1,191	$(115)	$1,076
2010	$1,241	$(123)	$1,118
2011	$1,274	$(133)	$1,141
2012	$1,301	$(144)	$1,157
2013	$1,351	$(152)	$1,199
2014-2018	$7,509	$(159)	$7,350

    Defined Contribution Plans

                U.S. employees are eligible to participate in Covance's 401(k) plan, while employees in international locations are eligible to participate in either defined benefit or defined contribution plans, depending on the plan offered at their location. Aggregate Covance contributions to its various defined contribution plans totaled $26.6 million, $20.9 million and $17.1 million for 2008, 2007 and 2006, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity

    Preferred Stock

                Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 2008, no Covance Series Preferred Stock has been issued or is outstanding.

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

    Treasury Stock

                In February 2007, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance's stock repurchase program. For the years ended December 31, 2008, 2007, and 2006, Covance repurchased 1.5 million shares, 1.0 million shares, and 0.4 million shares, respectively, under Covance's stock repurchase program. At December 31, 2008 there were 0.8 million shares remaining for purchase under the 2007 authorization. Covance also reacquires shares of its common stock in connection with certain employee benefit plans primarily when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards. The following table sets forth the treasury stock activity during 2008, 2007 and 2006:

	2008		2007		2006
(amounts in thousands)	$	# shares	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$126,710	1,500.0	$59,628	977.0	$23,975	414.1
Employee benefit plans	6,196	102.2	6,728	85.7	4,057	68.8

Total	$132,906	1,602.2	$66,356	1,062.7	$28,032	482.9

    Stock-Based Compensation Plans

                In May 2007, Covance's shareholders approved the 2007 Employee Equity Participation Plan (the "2007 EEPP") in replacement of the 2002 Employee Equity Participation Plan (the "2002 EEPP"). Effective upon approval of the 2007 EEPP, no further grants or awards were permitted under the 2002 EEPP. Shares remaining for grant under the 2002 EEPP are available for grant under the 2007 EEPP. In addition, the Covance Board of Directors directed that, effective May 3, 2007, no further grants would be permitted under the 2002 Employee Stock Option Plan (the "2002 ESOP") and, unlike the 2002 EEPP, shares remaining for grant under the 2002 ESOP are not available for grant under the 2007 EEPP. The 2007 EEPP became effective

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

on May 3, 2007 and will expire on May 2, 2017. The 2007 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the "Compensation Committee") or such committee as is appointed by the Covance Board of Directors to administer the 2007 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant equity interest. The 2007 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. The exercise period for stock options granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant. Generally, options vest over a three year period for senior executives and over a two year period for all other optionees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2007 EEPP totaled approximately 1.6 million plus approximately 3.3 million shares remaining available under the 2002 EEPP at the time the 2007 EEPP was approved. All stock option grants under the 2002 EEPP remaining outstanding are now administered in accordance with the provisions of the 2002 EEPP out of shares issuable under the 2007 EEPP. The Company issues authorized but previously unissued shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights or grants of options to purchase common stock or other stock awards to consultants of Covance or employees or consultants of entities in which Covance has a controlling or significant equity interest under the 2002 ESOP, the 2002 EEPP or the 2007 EEPP. At December 31, 2008 there were approximately 4.4 million shares remaining available for option grants or awards under the 2007 EEPP, up to 1.6 million of which are available for issuance as stock awards.

                The Company recognizes stock-based compensation under the provisions of SFAS 123R, pursuant to which the grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Results of operations for the year ended December 31, 2008 include $25.5 million ($17.2 million net of tax benefit of $8.3 million) of total stock-based compensation expense, $9.9 million of which has been included in cost of revenue and $15.6 million of which has been included in selling, general and administrative expenses. Results of operations for the year ended December 31, 2007 include $21.9 million ($14.7 million net of tax benefit of $7.2 million) of total stock-based compensation expense, $7.5 million of which has been included in cost of revenue and $14.4 million of which has been included in selling, general and administrative expenses. Results of operations for the year ended December 31, 2006 include $21.5 million ($14.5 million net of tax benefit of $7.0 million) of total stock-based compensation expense, $7.0 million of which has been included in cost of revenue and $14.5 million of which has been included in selling, general and administrative expenses.

                Options—The grant-date fair value of stock option awards is estimated using an option pricing model. For stock options granted on or subsequent to January 1, 2006, the Company uses the Lattice-Binomial option pricing formula to estimate the grant-date fair value of stock option awards, whereas for stock options granted prior to January 1, 2006, the Company used the Black-Scholes-Merton option pricing formula. In order to estimate the grant-date fair value, option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock, (c) the risk-free interest rate for the expected term of the option and (d) pre-vesting forfeiture rates. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the historical volatility of the Company's stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

the U.S. Treasury zero-coupon yield curve for issues with a remaining duration equal to the expected term of the option. Pre-vesting forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

                The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Expected stock price volatility	39%	42%	44%
Risk free interest rate(s)	1.9% - 3.7%	4.7% - 5.1%	3.9% - 4.5%
Expected life of options (years)	4.4	4.3	4.3

                The following table sets forth Covance's stock option activity as of and for the year ended December 31, 2008:

	Number of Shares (in thousands)	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Options outstanding, December 31, 2007	2,490.6	$36.37
Granted	297.2	$81.48
Exercised	(546.8)	$32.72
Forfeited	(39.7)	$42.88

Options outstanding, December 31, 2008	2,201.3	$43.25	5.9 years	$23.8

Vested & unvested expected to vest, December 31, 2008	2,150.3	$42.68	5.8 years	$23.8
Exercisable at December 31, 2008	1,725.8	$34.78	5.1 years	$23.8

                The weighted-average grant-date fair value per share of options granted during 2008, 2007 and 2006 was $28.34, $24.40 and $22.00, respectively. As of December 31, 2008, the total unrecognized compensation cost related to non-vested stock options granted was $6.2 million and is expected to be recognized over a weighted average period of 1.3 years.

                The following table sets forth the aggregate intrinsic value of options exercised and the aggregate grant-date fair value of shares which vested during 2008, 2007 and 2006:

	2008	2007	2006
(in millions)
Aggregate intrinsic value of options exercised	$30.3	$28.6	$32.7
Aggregate grant-date fair value of shares vested	$7.1	$10.3	$13.7

                Cash proceeds from stock options exercised during the years ended December 31, 2008, 2007 and 2006 totaled $17.9 million, $22.2 million and $28.4 million, respectively. SFAS 123R requires that the cash flows resulting from tax benefits realized on tax deductions "in excess of" the compensation expense recognized for stock options exercised in the period be classified as a financing cash flow. The "excess tax benefit" classified as a financing cash inflow during the years ended December 31, 2008, 2007 and 2006 was $7.3 million, $6.0 million

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

and $7.4 million, respectively. The actual tax benefit realized on stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $8.9 million, $9.2 million and $12.8 million, respectively. The difference between the actual tax benefit received and the "excess tax benefit" computed in accordance with SFAS 123R for the years ended December 31, 2008, 2007 and 2006, of $1.6 million, $3.2 million and $5.4 million, respectively, is classified as an operating cash inflow.

                Restricted Stock Awards—Restricted stock awards are granted subject to either service conditions (restricted stock) or service and performance conditions (performance-based shares). The grant-date fair value of restricted stock and performance-based share awards, which has been determined based upon the market value of Covance's shares on the grant date, is expensed over the vesting period.

                The following table sets forth Covance's performance-based shares and restricted stock activity as of and for the year ended December 31, 2008:

	Performance-based Shares		Restricted Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	241.0	$59.43	269.9	$59.84
Granted	85.5	$71.58	163.8	$82.23
Vested	(133.9)	$56.60	(123.0)	$57.40
Forfeited	(2.5)	$62.65	(22.5)	$70.15

Nonvested at December 31, 2008	190.1	$66.84	288.2	$72.80

                The blended weighted average grant-date fair value of performance-based shares and restricted stock awards granted during the year ended December 31, 2008, 2007 and 2006 was $78.58, $61.16 and $53.65, respectively. As of December 31, 2008, the total unrecognized compensation cost related to non-vested performance-based shares and restricted stock awards was $19.3 million. This cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of performance-based shares and restricted stock which vested during 2008, 2007 and 2006 was $14.7 million, $9.6 million and $7.4 million, respectively.

                Employee Stock Purchase Plan—Covance also has an employee stock purchase plan (the "ESPP") pursuant to which Covance may make available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP, administered by the Compensation Committee, is intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions. A maximum of 3.0 million shares may be purchased by Covance employees under the ESPP. During 2008, 2007 and 2006, a total of 89,760 shares, 99,441 shares and 92,927 shares of common stock, respectively, were issued under the ESPP. At December 31, 2008, there were approximately 0.7 million shares remaining for purchase under the ESPP.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

11.    Commitments and Contingencies

                Minimum annual rental commitments under non-cancelable operating leases, primarily for offices and laboratory facilities, in effect at December 31, 2008 are as follows:

Year Ending December 31,
2009	$23,214
2010	$19,149
2011	$15,181
2012	$12,992
2013	$11,665
2014 and beyond	$40,772

                Operating lease rental expense aggregated $29.2 million, $28.4 million and $27.0 million for 2008, 2007 and 2006, respectively.

12.    Segment Information

                Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's preclinical and clinical pharmacology service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which include Covance's central laboratory, clinical development and commercialization services (periapproval and market access services), are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug's commercial potential. The accounting policies of the reportable segments are the same as those described in Note 2.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

12.    Segment Information (Continued)

	Early Development		Late-Stage Development	Other Reconciling Items		Total
Total revenues from external customers:
2008	$844,782		$883,316	$98,969	(a)	$1,827,067
2007	$777,665		$768,754	$85,097	(a)	$1,631,516
2006	$632,786		$707,417	$65,855	(a)	$1,406,058
Depreciation and amortization:
2008	$48,010		$16,808	$6,753	(b)	$71,571
2007	$41,342		$21,098	$3,757	(b)	$66,197
2006	$32,085		$21,089	$4,214	(b)	$57,388
Operating income:
2008	$205,395		$170,141	$(111,886	)(c)	$263,650
2007	$195,902		$128,105	$(95,361	)(c)	$228,646
2006	$153,551		$123,652	$(83,966	)(c)	$193,237
Segment assets:
2008	$1,136,928		$453,448	$162,712	(d)	$1,753,088
2007	$933,746		$461,788	$164,651	(d)	$1,560,185
2006	$742,374		$416,792	$138,512	(d)	$1,297,678
Investment in equity method investees:
2008	$23,427	(e)	$—	$—		$23,427
2007	$23,244	(e)	$—	$911	(f)	$24,155
2006	$22,997	(e)	$—	$472	(f)	$23,469
Capital expenditures:
2008	$253,652		$23,539	$41,737	(g)	$318,928
2007	$163,810		$17,314	$19,913	(g)	$201,037
2006	$111,551		$16,956	$8,293	(g)	$136,800

  (a)
  Represents revenues associated with reimbursable out-of-pocket expenses.

  (b)
  Represents depreciation and amortization on corporate fixed assets.

  (c)
  Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance and legal). including stock-based compensation expense under SFAS 123R.

  (d)
  Represents corporate assets.

  (e)
  Represents equity investment in Noveprim Limited.

  (f)
  Represents equity investment in Bio-Imaging Technologies, Inc.

  (g)
  Represents corporate capital expenditures.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, unless otherwise indicated)

12.    Segment Information (Continued)

    Enterprise-Wide Disclosures

                Net revenues from external customers for each significant service area for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Preclinical Laboratory Services	Central (Clinical) Laboratory Services	Clinical Development Services	All Other Services	Total
2008	$667,122	$464,715	$302,894	$293,367	$1,728,098
2007	$601,413	$376,090	$255,345	$313,571	$1,546,419
2006	$496,575	$358,351	$197,533	$287,744	$1,340,203

                Net revenues from external customers and long-lived assets for each significant geographic location for the years ended December 31, 2008, 2007 and 2006 are as follows:

	United States	United Kingdom	Switzerland	Other	Total
Net revenues from external customers(1)
2008	$1,038,808	$227,083	$215,478	$246,729	$1,728,098
2007	$958,706	$224,236	$161,754	$201,723	$1,546,419
2006	$850,554	$180,236	$147,321	$162,092	$1,340,203
Long-lived assets(2)
2008	$683,897	$102,851	$29,447	$44,762	$860,957
2007	$454,648	$119,634	$28,646	$43,112	$646,040
2006	$323,672	$119,782	$28,659	$27,944	$500,057

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

                (b)           Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. See Management's Report on Consolidated Financial Statements and Internal Control, which is included herein.

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

                (d)           Changes in Internal Control over Financial Reporting. In connection with Covance's focus on investing in infrastructure to enhance our ability to manage expected future growth, the Company is in the process of implementing a number of PeopleSoft® financial software modules ("PeopleSoft Financials"). Implementation began in the fourth quarter of 2008 and is scheduled to be substantially complete in late 2009. As the Company continues to implement PeopleSoft Financials, it expects that there will be future changes and further improvements in internal controls as a result of this implementation. As of December 31, 2008, the majority of our Early Development segment had implemented PeopleSoft Financials, which resulted in certain changes and enhancements to the Company's internal controls. PeopleSoft Financials, along with the internal controls over financial reporting impacted by the implementation, were tested for design effectiveness. While some processes and controls will continue to evolve as the implementation progresses, existing controls and the controls affected by the implementation of PeopleSoft Financials were evaluated as appropriate and effective. There were no other changes in the Company's internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

                None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

                The information required by this item for executive officers is set forth under the heading "Executive Officers" in Part I, Item 1 of this report.

Directors

                Kathleen G. Bang, 59, was the President and Chief Executive Officer of Northwestern Memorial Foundation, a not-for-profit affiliate of Northwestern Memorial HealthCare ("Northwestern"), an academic medical center, from February 2002 until her retirement in 2004. Prior to February 2002, Ms. Bang was the Executive Vice President and Chief Operating Officer of Northwestern. Ms. Bang joined Northwestern in 1986 and was Executive Vice President and Chief Operating Officer since 1988. Ms. Bang also was Chair of the Governing Council for Metropolitan Hospitals of the American Hospital Association from January 1996 to December 1998, and Board member of the Illinois Hospital Association from 1995 through 2003 and served as Chair in 2002. Ms. Bang has been a member of the Covance Board since 1998.

                Robert Barchi, M.D., Ph.D., 62, has been President of Thomas Jefferson University since September 2004. Prior to that, Dr. Barchi was Provost of the University of Pennsylvania since 1999. Previously, he served as Chair of the University's Department of Neurology and as founding Chair of the University's Department of Neuroscience. Dr. Barchi was also Director of the Mahoney Institute of Neurological Sciences for more than 12 years and was the Director of the Dana Fellowship Program in Neuroscience and Director of the Clinical Neuroscience Track. He was the founder and President of Penn Neurocare, a regional specialty network. Dr. Barchi has been a member of the Covance Board since October 2003.

                Gary E. Costley, Ph.D., 65, is a co-founder and managing director of C&G Capital and Management, LLC, which provides capital and management to health, medical and nutritional products and services companies. He was Chairman and Chief Executive Officer of International Multifoods Corporation, a manufacturer and marketer of branded consumer food and food service products from 2001 until 2004, and Chairman, President and Chief Executive Officer from 1997 through 2001. He is also a member of the Board of Directors of The Principal Financial Group, Tiffany & Co., and Prestige Brand Holdings, Inc. Dr. Costley has been a member of the Covance Board since September 2007.

                Sandra L. Helton, 59, was Executive Vice President and Chief Financial Officer of Telephone & Data Systems, Inc., a telecommunications service company, ("TDS") from October 2000 through December 2006. She joined TDS as Executive Vice President—Finance and Chief Financial Officer in August 1998. Prior to joining TDS, Ms. Helton was the Vice President and Corporate Controller of Compaq Computer Corporation between 1997 and 1998. Prior to that time, Ms. Helton was employed by Corning Incorporated ("Corning"). At Corning, Ms. Helton was Senior Vice President and Treasurer between 1994 and 1997 and was Vice President and Treasurer between 1991 and 1994. Ms. Helton is also the Director of The Principal Financial Group, a global financial institution. Ms. Helton has been a member of the Covance Board since September 2003.

                Joseph L. Herring, 53, has been Covance's Chairman since January 1, 2006 and Chief Executive Officer since January 1, 2005. Mr. Herring was President and Chief Operating Officer from 2001 to December 2004 and was Covance's Corporate Senior Vice President and President—Early Development Services from 1999 to 2001. From 1996 to 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring was Vice President of Caremark International, a provider of home care and physician practice management services, and he also served as a Vice President of Baxter International where he was employed for 14 years. Mr. Herring has been a member of the Covance Board since 2004.

                Joseph C. Scodari, 56, was Worldwide Chairman, Pharmaceuticals Group, of Johnson & Johnson, a diversified healthcare company, and a member of Johnson & Johnson's Executive Committee from March 2005 until March 2008. From 2003 to March 2005, Mr. Scodari was Company Group Chairman of Johnson & Johnson's Biopharmaceutical Business. Mr. Scodari joined Johnson & Johnson in 1999 as President and COO of Centocor, Inc., when Johnson & Johnson acquired the company. Mr. Scodari is also a Director of Endo Pharmaceuticals. Mr. Scodari has been a member of the Covance Board since May 2008.

                Bradley T. Sheares, 52, served as Chief Executive Officer of Reliant Pharmaceuticals, Inc., a pharmaceutical company with integrated sales, marketing and development expertise that markets a portfolio of branded cardiovascular pharmaceutical products, from January 2007 through its acquisition by GlaxoSmithKline plc in December 2007. Prior to joining Reliant, Dr. Sheares served as President of U.S. Human Health, Merck & Co. from March of 2001 until July 2006. Prior to that time, he served as Vice President, Hospital Marketing and Sales for Merck's U.S. Human Health business. Dr. Sheares joined Merck in 1987 as a research fellow in the Merck Research Laboratories and held a wide range of positions within Merck, in business development, sales, and marketing, before becoming Vice President in 1996. He is also a director of The Progressive Corporation and Honeywell International Inc. Dr. Sheares has been a member of the Covance Board since February 2009.

                Information under the headings "Proposal 1—Election of Directors", "The Board of Directors and its Committees", "Committees of the Board", "Board Nomination Process" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with the 2009 Annual Meeting of Shareholders to be held May 7, 2009, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

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

Item 11.    Executive Compensation

                Information on Director and executive compensation is incorporated by reference to the headings "Directors' Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement in connection with its 2009 Annual Meeting of Shareholders to be held on May 7, 2009, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.    Security Ownership by Certain Beneficial Owners and Management of Covance

                Information on security ownership by certain beneficial owners and management of Covance is incorporated by reference to the headings "Stock Ownership of Directors, Executive Officers and Certain Shareholders" in the Company's definitive Proxy Statement in connection with its 2009 Annual Meeting of Shareholders to be held on May 7, 2009, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2008 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                Covance maintains the Covance Inc. 2007 Employee Equity Participation Plan, the Covance Inc. 2002 Employee Stock Option Plan, the Employee Stock Purchase Plan, the 2008 Stock Option Plan for Non-Employee Directors, the 1998 Stock Option Plan for Non-Employee Directors, the Deferred Stock Unit Plan for Non-Employee Directors and the Restricted Unit Plan for Non-Employee Members of the Board of Directors, pursuant to which it may grant equity awards to eligible persons.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,135,713	$46.03	4,564,074
Equity compensation plans not approved by security holders	1,065,537	$40.29	682,123	(1)
TOTAL	2,201,250	$43.25	5,246,197	(1)

  (1)
  Consists of securities available for issuance under Covance's Employee Stock Purchase Plan pursuant to which Covance makes available for sale to its employees shares of Common Stock at a price equal to 85% of the lower of fair market value on the first or last day of each calendar quarter.

Item 13.   Certain Relationships and Related Transactions

                Incorporated by reference to the heading "The Board of Directors and its Committees" in the Company's definitive Proxy Statement in connection with its 2009 Annual Meeting of Shareholders to be held on May 7, 2009, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.    Principal Accountant Fees and Services

                Incorporated by reference to the heading "Principal Accountant Fees and Services" in the Company's definitive Proxy Statement in connection with its 2009 Annual Meeting of Shareholders to be held on May 7, 2009, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1.	Financial Statements. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 35.
2.	Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.	Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (b) below and in the accompanying Exhibit Index.

(b) Item 601 Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Form 8-K, filed with the SEC on December 16, 2008.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on December 16, 2008.
10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.
10.3	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.5	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.6	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.7	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.8	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.10	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.11	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.12	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.13	Covance Inc. Variable Compensation Plan effective January 1, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit Number	Description

10.14	Letter Agreement between Covance Laboratories Limited and Anthony Cork dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.15	Credit Agreement among Covance Inc., PNC Bank, National Association, as agent, and the banks named therein dated as of June 30, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.16	Form of Executive Officer Restricted Stock Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.17	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.18	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.19	Restricted Share Agreement between Covance Inc. and Christopher A. Kuebler, dated as of December 31, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.20	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.21	Agreement between Covance Inc. and Deborah Tanner dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 23, 2006.
10.22	Form of Restricted Share Agreement between Covance Inc. and each of Wendel Barr and Richard F. Cimino dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 28, 2006.
10.23	Agreement and Plan of Merger dated April 20, 2006 between Covance Clinical Research Unit Inc., TYD Inc., Radiant Research Inc., and James Stevenson and Christopher Grant, Jr. Incorporated by reference to Covance's Form 8-K dated April 26, 2006.
10.24	Amendment No.1 to the Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 16, 2006.
10.25	Amendment No.1 to the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated December 12, 2006.
10.26	Restricted Share Agreement between Covance Inc. and Joseph Herring dated February 22, 2007. Incorporated by reference to Covance's Form 8-K dated February 28, 2007.
10.27	Covance Inc. 2007 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 10-Q dated May 8, 2007.
10.28	Covance Inc. Management Deferral Plan. Incorporated by reference to Covance's Form 8-K dated October 1, 2007.
10.29	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
10.30	Restricted Stock Agreement between Covance Inc. and James Lovett dated March 31, 2008. Incorporated by reference to Covance's Form 8-K dated April 2, 2008.
10.31	Covance Inc. 2008 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.32	Amended and Restated Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.33	Letter agreement between Covance Inc. and Joseph Herring dated as of December 31, 2008. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.

Exhibit Number	Description

10.34	Form of letter agreement between Covance Inc. and each of Wendel Barr, Richard Cimino, Donald Kraft, William Klitgaard, James Lovett, and Deborah Tanner. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.35	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.36	Letter Agreement between Covance Inc. and Anthony Cork dated as of February 28, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.37	Form of Indemnification Agreement between Covance Inc. and each of Kathleen G. Bang, Robert Barchi, Gary E. Costley, Sandra L. Helton, Joseph L. Herring, Joseph C. Scodari, and Bradley T. Sheares dated as of February 19, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
21	Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

(c) Financial Statement Schedules.

                None

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Covance has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.
Dated: March 2, 2009	By:	/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Covance and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring Joseph L. Herring	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009
/s/ William E. Klitgaard William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2009
/s/ Michele A. Kennedy Michele A. Kennedy	Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2009
/s/ Kathleen G. Bang Kathleen G. Bang	Director	March 2, 2009
/s/ Robert Barchi Robert Barchi	Director	March 2, 2009
/s/ Gary E. Costley Gary E. Costley	Director	March 2, 2009
/s/ Sandra L. Helton Sandra L. Helton	Director	March 2, 2009
/s/ Joseph C. Scodari Joseph C. Scodari	Director	March 2, 2009
/s/ Bradley T. Sheares Bradley T. Sheares	Director	March 2, 2009

 EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Form 8-K, filed with the SEC on December 16, 2008.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on December 16, 2008.
10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.
10.3	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.5	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.6	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.7	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.8	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.10	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.11	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.12	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.13	Covance Inc. Variable Compensation Plan effective January 1, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.14	Letter Agreement between Covance Laboratories Limited and Anthony Cork dated as of February 25, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.15	Credit Agreement among Covance Inc., PNC Bank, National Association, as agent, and the banks named therein dated as of June 30, 2004. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2004.
10.16	Form of Executive Officer Restricted Stock Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.17	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.18	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.19	Restricted Share Agreement between Covance Inc. and Christopher A. Kuebler, dated as of December 31, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.20	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.21	Agreement between Covance Inc. and Deborah Tanner dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 23, 2006.

Exhibit Number	Description
10.22	Form of Restricted Share Agreement between Covance Inc. and each of Wendel Barr and Richard F. Cimino dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 28, 2006.
10.23	Agreement and Plan of Merger dated April 20, 2006 between Covance Clinical Research Unit Inc., TYD Inc., Radiant Research Inc., and James Stevenson and Christopher Grant, Jr. Incorporated by reference to Covance's Form 8-K dated April 26, 2006.
10.24	Amendment No. 1 to the Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 16, 2006.
10.25	Amendment No. 1 to the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated December 12, 2006.
10.26	Restricted Share Agreement between Covance Inc. and Joseph Herring dated February 22, 2007. Incorporated by reference to Covance's Form 8-K dated February 28, 2007.
10.27	Covance Inc. 2007 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 10-Q dated May 8, 2007.
10.28	Covance Inc. Management Deferral Plan. Incorporated by reference to Covance's Form 8-K dated October 1, 2007.
10.29	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
10.30	Restricted Stock Agreement between Covance Inc. and James Lovett dated March 31, 2008. Incorporated by reference to Covance's Form 8-K dated April 2, 2008.
10.31	Covance Inc. 2008 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.32	Amended and Restated Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.33	Letter agreement between Covance Inc. and Joseph Herring dated as of December 31, 2008. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.34	Form of letter agreement between Covance Inc. and each of Wendel Barr, Richard Cimino, Donald Kraft, William Klitgaard, James Lovett, and Deborah Tanner. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.35	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.36	Letter Agreement between Covance Inc. and Anthony Cork dated as of February 28, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.37	Form of Indemnification Agreement between Covance Inc. and each of Kathleen G. Bang, Robert Barchi, Gary E. Costley, Sandra L. Helton, Joseph L. Herring, Joseph C. Scodari, and Bradley T. Sheares dated as of February 19, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
21	Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

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