Form 10-Q
period 2009-03-31
COVANCE INC
filed 2009-05-04
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

YES  ☒     NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

YES  ☐     NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐     NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 24, 2009, the Registrant had 63,919,960 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended March 31, 2009

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(Dollars in thousands)	March 31,	December 31,
	2009	2008
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$190,182	$221,334
Accounts receivable	259,035	228,951
Unbilled services	104,077	112,719
Inventory	74,607	68,206
Deferred income taxes	15,877	15,029
Prepaid expenses and other current assets	101,224	91,451
Total Current Assets	745,002	737,690
Property and equipment, net	883,770	860,957
Goodwill, net	123,663	105,486
Other assets	49,461	48,955
Total Assets	$1,801,896	$1,753,088

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$42,924	$41,887
Accrued payroll and benefits	73,895	104,607
Accrued expenses and other current liabilities	81,797	86,521
Unearned revenue	171,655	162,556
Short-term debt	80,000	50,000
Income taxes payable	23,544	14,224
Total Current Liabilities	473,815	459,795
Deferred income taxes	50,684	51,385
Other liabilities	49,459	47,059
Total Liabilities	573,958	558,239
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock - Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 76,050,115 and 75,447,578 shares issued and outstanding, including those held in treasury, at March 31, 2009 and December 31, 2008, respectively	760	754
Paid-in capital	560,714	551,598
Retained earnings	1,169,864	1,129,569
Accumulated other comprehensive (loss) income	(28,200)	(13,975)
Treasury stock at cost (12,204,114 and 12,150,495 shares at March 31, 2009 and December 31, 2008, respectively)	(475,200)	(473,097)
Total Stockholders’ Equity	1,227,938	1,194,849
Total Liabilities and Stockholders’ Equity	$1,801,896	$1,753,088

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2009	2008

Net revenues	$441,236	$412,432
Reimbursable out-of-pockets	27,221	21,605
Total revenues	468,457	434,037

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	301,725	273,330
Reimbursed out-of-pocket expenses	27,221	21,605
Selling, general and administrative (excluding depreciation and amortization)	63,954	59,017
Depreciation and amortization	19,614	17,348
Total costs and expenses	412,514	371,300
Income from operations	55,943	62,737

Other (income) expense, net:
Interest income	(448)	(2,858)
Interest expense	365	262
Foreign exchange transaction gain, net	(446)	(1,065)
Gain on sale of business	—	(2,978)
Other income, net	(529)	(6,639)
Income before taxes and equity investee earnings	56,472	69,376
Taxes on income	16,349	20,723
Equity investee earnings	172	449
Net income	$40,295	$49,102

Basic earnings per share	$0.63	$0.78
Weighted average shares outstanding - basic	63,586,418	63,312,592

Diluted earnings per share	$0.63	$0.76
Weighted average shares outstanding - diluted	63,941,413	64,322,979

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands)	2009	2008

Cash flows from operating activities:
Net income	$40,295	$49,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,614	17,348
Non-cash compensation expense associated with employee benefit and stock compensation plans	5,879	6,044
Deferred income tax benefit	(1,840)	(779)
Gain on sale of business	—	(2,978)
Loss on sale of property and equipment	166	13
Equity investee earnings	(172)	(449)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(29,151)	(2,532)
Unbilled services	9,808	(7,280)
Inventory	(6,401)	(4,051)
Accounts payable	944	1,215
Accrued liabilities	(36,361)	(19,542)
Unearned revenue	8,214	(5,539)
Income taxes payable	9,535	11,177
Other assets and liabilities, net	(11,301)	(5,957)
Net cash provided by operating activities	9,229	35,792
Cash flows from investing activities:
Capital expenditures	(40,302)	(62,576)
Acquisition of business, net of cash acquired	(18,620)	—
Proceeds from sale of business	—	2,978
Other, net	12	77
Net cash used in investing activities	(58,910)	(59,521)
Cash flows from financing activities:
Net borrowings under revolving credit facility	30,000	43,000
Payment of debt assumed upon acquisition of business	(5,431)	—
Stock issued under employee stock purchase and option plans	3,028	8,461
Purchase of treasury stock	(2,103)	(129,607)
Net cash provided by (used in) financing activities	25,494	(78,146)

Effect of exchange rate changes on cash	(6,965)	15,014
Net change in cash and cash equivalents	(31,152)	(86,861)

Cash and cash equivalents, beginning of period	221,334	319,485

Cash and cash equivalents, end of period	$190,182	$232,624

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

1.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2008, 2007 and 2006 included in our Annual Report on Form 10-K for the year ended December 31, 2008.

2.              Summary of Significant Accounting Policies

Principles of Consolidation

These unaudited consolidated financial statements include the accounts of all entities controlled by Covance. All significant intercompany accounts and transactions are eliminated.  The equity method of accounting is used for investments in affiliates in which Covance owns between 20 and 50 percent and does not have the ability to exercise control.  For investments in which Covance owns less than 20 percent and does not have the ability to exercise significant influence over operating or financial decisions of the investee, the cost method of accounting is applied.  Where the fair value of the shares of the cost method investee are readily available, Covance accounts for such investments as available-for-sale securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  See Note 4.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $51.5 million and $52.7 million at March 31, 2009 and December 31, 2008, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent annual test for impairment performed for 2008 did not identify any instances of impairment and there were no events through March 31, 2009 that warranted a reconsideration of our impairment test results.

Revenue Recognition

Covance recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of Covance’s net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. We also have dedicated capacity arrangements with certain clients ranging in duration from one to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. Dedicated capacity arrangements enable our clients to secure space in our facilities in exchange for which they agree to provide a guaranteed annual minimum dollar value (“volume”) of work. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume guarantees is monitored throughout the year. Annual minimum guarantee shortfalls are included in net revenues when the amount of the shortfall is determinable and realization is assured.

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

(UNAUDITED)

March 31, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

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

As of March 31, 2009, the balance of the reserve for unrecognized tax benefits was $12.1 million, including accrued interest of $1.4 million, of which $3.3 million is recorded as a current liability in accrued expenses and other current liabilities, and $8.8 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  As of December 31, 2008, the balance of the reserve for unrecognized tax benefits was $11.9 million, including accrued interest of $1.2 million, of which $3.3 million was recorded as a current liability in accrued expenses and other current liabilities, and $8.6 million was recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits. The net increase in the reserve for unrecognized tax benefits from December 31, 2008 to March 31, 2009 resulted from the accrual of interest on existing reserves.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at both March 31, 2009 and December 31, 2008 is $0.9 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of March 31, 2009.

Comprehensive Income

Covance’s total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented. For the three months ended March 31, 2009, comprehensive income also includes the change in the unrealized gain on available-for-sale securities of $0.3 million, net of tax, resulting from the change in classification of Covance’s minority equity investment in Bio-Imaging Technologies, Inc. (“BITI”) to an available-for-sale security in accordance with SFAS 115 in the fourth quarter of 2008. Total comprehensive income was $26.1 million and $73.8 million for the three months ended March 31, 2009 and 2008, respectively.

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

Stock-Based Compensation

The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 8 herein and Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The Company recognizes stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (“SFAS 123R”), pursuant to which the grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

Defined Benefit Pension Plans

The Company sponsors various pension and other post-retirement benefit plans. These plans are described more fully in Note 7 herein and Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The measurement of the related benefit obligations and the net periodic benefit costs recorded each year are based upon actuarial computations, which require management’s judgment as to certain assumptions. These assumptions include the discount rates to use in computing the present value of the benefit obligations and the net periodic benefit costs, the expected future rate of salary increases (for pay-related plans) and the expected long-term rate of return on plan assets (for funded plans). The discount rates are derived based on a hypothetical yield curve represented by a series of annualized individual discount rates. The expected long-term rate of return on plan assets is based on the target asset allocation and the average expected rate of growth for the asset classes invested. The average expected rate of growth is derived from a combination of historic returns, current market indicators, the expected risk premium for each asset class and the opinion of professional advisors.

Effective December 31, 2008, Covance adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements Nos. 87, 88, 106 and 132(R) (“SFAS 158”). The measurement date provision of SFAS 158 eliminated the early measurement date option and requires a plan’s funded status to be measured as of the employer’s fiscal year end. As such, liabilities related to all of Covance’s pension and other post-retirement benefit plans are now measured as of December 31.

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

In computing diluted EPS for the three months ended March 31, 2009 and 2008, the denominator was increased by 354,995 shares and 1,010,387 shares, respectively, representing the dilutive effect of stock options outstanding at March 31, 2009 and 2008, with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2009 were options to purchase 1,580,475 shares of common stock at prices ranging from $39.08 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2008 were options to purchase 15,618 shares of common stock at prices ranging from $86.17 to $87.33 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the three month periods ended March 31, 2009 and 2008 was $0.3 million and $0.2 million, respectively. Cash paid for income taxes for the three months ended March 31, 2009 and 2008 totaled $6.8 million and $9.0 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the three months ended March 31, 2008 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options as measured under SFAS 123R of $1.7 million (a corresponding cash inflow of $1.7 million has been included in financing cash flows). During the three months ended March 31, 2009, there was no excess tax benefit received from the exercise of non-qualified stock options.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

Recently Issued Accounting Standards

In December 2008, the FASB issued FASB Staff Position 132(R)-1 (“FSP 132(R)-1”), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 requires disclosure of investment allocation methodologies and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets in order to provide users with an understanding of significant concentrations of risk in plan assets. FSP 132(R)-1 is effective for years ending after December 15, 2009. FSP 132(R)-1 requires additional disclosure only and therefore will not impact Covance’s consolidated results of operations or financial position.

3.   Treasury Stock

In February 2007, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance’s stock repurchase program. At March 31, 2009, there are approximately 0.8 million shares remaining for purchase under the 2007 authorization.  Covance also reacquires shares of its common stock in connection with certain employee benefit plans primarily when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.  The following table sets forth the treasury stock activity during the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31
	2009		2008
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$—	—	$126,709	1,500.0
Employee benefit plans	2,103	53.6	2,898	35.0
Total	$2,103	53.6	$129,607	1,535.0

4.              Equity Investments

In December 2008, Covance acquired a minority equity position (less than 20%) in Caprion Proteomics (“Caprion”), a privately held company headquartered in Montreal, Canada for a total cost of $3.1 million. Caprion is a leading provider of proteomics-based services to the pharmaceutical industry. Under the terms of the agreement, Covance will serve as the exclusive contract research organization distributor of Caprion’s proteomic biomarker services and Caprion will serve as Covance’s exclusive proteomic discovery provider. As Covance owns less than a 20% interest in Caprion and does not exercise significant influence over the operating or financial decisions of Caprion, the investment is accounted for under the cost method of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This investment is included in other assets on the consolidated balance sheet.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment.  This investment is reflected in other assets on the consolidated balance sheet. During the three month periods ended March 31, 2009 and 2008, Covance recognized income of $0.2 million and $0.3 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at March 31, 2009 and 2008.  The carrying value of Covance’s investment in Noveprim at March 31, 2009 and December 31, 2008 was $22.5 million and $23.4 million, respectively.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

Covance has a minority equity position (less than 20%) in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the three month period ended March 31, 2008, Covance recognized income of $0.2 million representing its pro rata share of BITI’s earnings. In the fourth quarter of 2008, Covance suspended the use of the equity method of accounting as its ownership interest in BITI fell below 20% and it could no longer exercise significant influence over BITI’s operations. In the fourth quarter of 2008, Covance began accounting for its investment in BITI as an available-for-sale security in accordance with SFAS 115.  The carrying value of Covance’s investment in BITI as of March 31, 2009 and December 31, 2008 was $8.2 million and $8.6 million, respectively.  The $0.4 million decrease in the carrying value of the investment results in a $0.3 million reduction in the unrealized gain on investment, net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. Accordingly, the balance in the unrealized gain on investment at March 31, 2009 and December 31, 2008 was $4.1 million and $4.4 million, net of tax, respectively.

5.   Acquisitions and Divestitures

In March 2009, Covance acquired 100% of the stock of Swiss Pharma Contract Ltd. (“Swiss Pharma”), and its 50-bed clinical research facility based in Basel, Switzerland, for cash payments aggregating $19.4 million ($18.6 million net of cash acquired). Additionally, Covance repaid the entire $5.4 million balance of mortgage debt assumed in the Swiss Pharma acquisition. Transaction related costs of $0.5 million were reported as selling, general & administrative expense in the period incurred. This acquisition expands Covance’s clinical pharmacology presence in Europe and provides access to special patient populations for Phase I/IIa clinical studies. Swiss Pharma’s assets and liabilities acquired are included in the consolidated balance sheet at March 31, 2009 based on their estimated fair value as determined in a preliminary purchase price allocation. Results of operations for Swiss Pharma will be reported in Covance’s Early Development segment.

In addition to the initial cash consideration of $19.4 million, Covance accrued a liability of $3.4 million for the estimated fair value of future contingent consideration expected to be payable by Covance based upon Swiss Pharma reaching specific performance metrics over the next three years of operation. The potential contingent consideration in this transaction ranges from zero to $4.6 million and is payable in three annual installments based upon operational performance in 2009, 2010 and 2011. The table below summarizes the preliminary purchase price allocation for the Swiss Pharma acquisition:

Estimated fair value of tangible assets and liabilities acquired:
Cash	$750
Accounts receivable and unbilled, net	1,987
Property and equipment	7,465
Unearned revenue	(838)
Mortgage debt	(5,436)
Other net liabilities	(1,116)
Fair value of intangible assets acquired (7 year weighted average useful life):
Customer list (10 year useful life)	1,243
Non-compete agreements (3 year useful life)	437
Order backlog (1 year useful life)	162
Goodwill	18,177
Net assets acquired	$22,831

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

Intangible assets will be amortized on a straight-line basis over their estimated useful lives. The estimated amortization expense expected to be recorded in future periods is as follows:

2009	$364
2010	270
2011	270
2012	161
2013	124
2014 and beyond	653
$1,842

The purchase price allocation is based upon preliminary estimates pending completion of a closing balance sheet, using available information and making assumptions management believes are reasonable. Accordingly, the purchase price allocation is subject to finalization. The goodwill of $18.2 million resulting from the acquisition arises largely from the synergies expected from combining the Swiss Pharma operations with our existing European clinical pharmacology operations, as well as from the benefits derived from the assembled Swiss Pharma workforce. None of the goodwill recognized is expected to be deductible for tax purposes.

In October 2008, Covance acquired certain assets from Eli Lilly and Company (“Lilly”) for cash payments totaling $51.6 million (including transaction related costs of $1.6 million). The acquired assets consisted of 450-acres of Lilly’s early drug development campus (land, buildings and equipment) located in Greenfield, Indiana (“Greenfield”). In addition, Covance and Lilly entered into a 10-year agreement with a minimum value of $1.6 billion pursuant to which Covance will provide Lilly a broad range of drug development services. The results of operations for Greenfield and the acquired assets, which are now part of Covance’s Early Development segment, are included in Covance’s consolidated financial statements beginning in October 2008.

In November 2007, Covance sold its centralized ECG business (“Cardiac Safety Services”), part of Covance’s late-stage development segment, to eResearchTechnology Inc. (“eRT”) for initial cash proceeds of $35.2 million and a pre-tax gain of $6.6 million ($4.1 million after tax). Simultaneously therewith, Covance entered into a ten year marketing agreement with eRT under which Covance will continue to offer its clients cardiac safety services. During the three months ended March 31, 2009, there were no additional proceeds from this sale reflecting contingent consideration related to transferred backlog and therefore no additional pre-tax gain was recognized in this period. During the three months ended March 31, 2008, Covance received contingent consideration associated with this sale related to transferred backlog totaling $3.0 million and recognized an additional pre-tax gain of $3.0 million ($1.9 million after tax).  Covance may receive up to approximately $8.1 million in additional future contingent consideration relating to transferred backlog and revenues generated by eRT from new contracts secured under the first three years of the marketing agreement.  In addition, Covance expects to receive referral fees during the term of the long-term marketing agreement.

6.              Short-Term Debt

At March 31, 2009, there were $80.0 million of outstanding borrowings and no outstanding letters of credit under Covance’s $125.0 million revolving credit facility (the “Credit Facility”). At December 31, 2008, there were $50.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the Credit Facility.  Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 75 basis point margin and approximated 1.26% and 3.47% per annum during the three months ended March 31, 2009 and 2008, respectively.  The Credit Facility, which expires in June 2009, contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At March 31, 2009, Covance was in compliance with the terms of the Credit Facility.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

7.              Defined Benefit Plans

Covance sponsors various pension and other post-retirement benefit plans. As of December 31, 2008, Covance adopted the measurement date provisions of SFAS 158. Each of the benefit plans described below has a 2008 measurement date of December 31.  Prior to 2008, the measurement dates for the various plans ranged from September 30 to December 31.

Defined Benefit Pension Plans

Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies.  Benefit amounts for all three plans are based upon years of service and compensation.  The German plan is unfunded, while the United Kingdom plans are funded.  Covance’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements.  Pension plan assets are administered by the plans’ trustees and are principally invested in equity and debt securities.  The components of net periodic pension expense for these plans for the three month periods ended March 31, 2009 and 2008 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended March 31		Three Months Ended March 31
	2009	2008	2009	2008
Components of Net Periodic Pension Cost:
Service cost	$733	$1,383	$133	$146
Interest cost	1,676	2,075	137	139
Expected return on plan assets	(1,759)	(2,353)	—	—
Amortization of net actuarial loss	271	319	2	11
Participant contributions	(450)	(531)	—	—
Net periodic pension cost	$471	$893	$272	$296

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.25%	5.50%	6.25%	5.60%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.25%	4.25%	3.00%	3.00%

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance.  Benefit amounts are based upon years of service and compensation of the participating employees.  The components of net periodic pension cost for the three month periods ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31
	2009	2008
Components of Net Periodic Pension Cost:
Service cost	$424	$309
Interest cost	149	217
Amortization of prior service cost (credit)	(29)	(29)
Amortization of net actuarial loss	—	26
Net periodic pension cost	$544	$523

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.00%	5.50%
Salary increases	4.00%	4.00%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.  The components of net periodic post-retirement benefit cost for the three month periods ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31
	2009		2008
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$28		$38
Interest cost	82		81
Net periodic post-retirement benefit cost	$110		$119

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	6.00%		5.50%
Health care cost trend rate	8.00	%(a)	9.00	%(a)

(a) decreasing to ultimate trend of 5.00% in 2014

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

8.  Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In May 2007, Covance’s shareholders approved the 2007 Employee Equity Participation Plan (the “2007 EEPP”) in replacement of the 2002 Employee Equity Participation Plan (the “2002 EEPP”). Effective upon approval of the 2007 EEPP, no further grants or awards were permitted under the 2002 EEPP. Shares remaining for grant under the 2002 EEPP are available for grant under the 2007 EEPP. In addition, the Covance Board of Directors directed that, effective May 3, 2007, no further grants would be permitted under the 2002 Employee Stock Option Plan (the “2002 ESOP”) and, unlike the 2002 EEPP, shares remaining for grant under the 2002 ESOP are not available for grant under the 2007 EEPP. The 2007 EEPP became effective on May 3, 2007 and will expire on May 2, 2017.  The 2007 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2007 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant equity interest.  The 2007 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination.  The exercise period for stock options granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant. Generally, options vest over a three year period for senior executives and over a two or three year period for all other optionees.  Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2007 EEPP totaled approximately 1.6 million plus approximately 3.3 million shares remaining available under the 2002 EEPP at the time the 2007 EEPP was approved. All stock option grants under the 2002 EEPP remaining outstanding are now administered in accordance with the provisions of the 2002 EEPP out of shares issuable under the 2007 EEPP. The Company issues authorized but previously unissued shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights or grants of options to purchase common stock or other stock awards to consultants of Covance or employees or consultants of entities in which Covance has a controlling or significant equity interest under the 2002 ESOP, the 2002 EEPP or the 2007 EEPP. At March 31, 2009 there were approximately 2.9 million shares remaining available for option grants or stock awards under the 2007 EEPP, up to 1.0 million of which are available for issuance as stock awards.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.  The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31
	2009	2008
Expected stock price volatility	36%	39%
Risk free interest rate(s)	0.3% - 2.6%	1.9% - 3.7%
Expected life of options (years)	4.6	4.4

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

March 31, 2009 and 2008

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

Results of operations for the three month period ended March 31, 2009 include total stock-based compensation expense of $5.8 million ($3.9 million net of tax benefit of $1.9 million), $2.4 million of which has been included in cost of revenue and $3.4 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended March 31, 2008 include total stock-based compensation expense of $6.1 million ($4.1 million net of tax benefit of $2.0 million), $2.3 million of which has been included in cost of revenue and $3.8 million of which has been included in selling, general and administrative expenses.

9.  Segment Information

Covance has two reportable segments: early development and late-stage development.  Early development services, which includes Covance’s preclinical and clinical pharmacology service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body.  It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug.  Late-stage development services, which includes Covance’s central laboratory, clinical development and commercialization services (periapproval and market access services), are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug’s commercial potential. The accounting policies of the reportable segments are the same as those described in Note 2.

Segment revenues, operating income and total assets for the three months ended March 31, 2009 and 2008 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total

Three months ended March 31, 2009
Total revenues from external customers	$192,505	$248,731	$27,221	(a)	$468,457
Operating income	$27,160	$56,328	$(27,545	)(b)	$55,943
Total assets	$1,170,385	$498,074	$133,437	(c)	$1,801,896

Three months ended March 31, 2008
Total revenues from external customers	$202,045	$210,387	$21,605	(a)	$434,037
Operating income	$50,574	$38,870	$(26,707	)(b)	$62,737
Total assets	$983,454	$491,210	$75,451	(c)	$1,550,115

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Revenue Recognition.  Covance recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of Covance’s net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. We also have dedicated capacity arrangements with certain clients ranging in duration from one to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. Dedicated capacity arrangements enable our clients to secure space in our facilities in exchange for which they agree to provide a guaranteed annual minimum dollar value (“volume”) of work. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume guarantees is monitored throughout the year. Annual minimum guarantee shortfalls are included in net revenues when the amount of the shortfall is determinable and realization is assured.

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

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided.  We do not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which we have earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the quarter ended March 31, 2009, we did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

As of March 31, 2009, the balance of the reserve for unrecognized tax benefits was $12.1 million, including accrued interest of $1.4 million, of which $3.3 million is recorded as a current liability in accrued expenses and other current liabilities, and $8.8 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at March 31, 2009 is $0.9 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States.  Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of March 31, 2009.

Stock-Based Compensation.  The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 8 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 included elsewhere herein.

The Company recognizes stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (“SFAS 123R), pursuant to which the grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. The grant-date fair value of stock awards is based upon the underlying price of the stock on the date of grant.  The grant-date fair value of stock option awards must be determined using an option pricing model.  Option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock, (c) the risk-free interest rate for the expected term of the option and (d) pre-vesting forfeiture rates.

The expected term of the option is based upon the contractual term and expected employee exercise and expected post-vesting employment termination behavior.  The expected volatility of the price of the underlying stock is based upon the volatility of the Company’s stock computed over a period of time equal to the expected term of the option.  The risk free interest rate is based upon the implied yields currently available from the U.S. Treasury zero-coupon yield curve for issues with a remaining duration equal to the expected term of the option.  Pre-vesting forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31
	2009	2008
Expected stock price volatility	36%	39%
Risk free interest rate(s)	0.3% - 2.6%	1.9% - 3.7%
Expected life of options (years)	4.6	4.4

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.  Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2008 did not identify any instances of impairment and there were no events through March 31, 2009 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

	United Kingdom Plans
(amounts in millions)	2008	2007	2006	2005
Net periodic pension cost	$3.4	$4.0	$4.6	$4.1

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.50%	5.25%	5.00%	5.75%
Expected rate of return on assets	6.75%	6.75%	6.75%	6.75%
Salary increases	4.25%	4.00%	4.00%	4.00%

The increase (decrease) in the net periodic benefit cost from period to period is attributable to the following:

	United Kingdom Plans
(amounts in millions)	2007 to 2008	2006 to 2007	2005 to 2006
Change in discount rate	$(1.1)	$(1.3)	$2.4
Change in rate of salary increases	(0.1)	—	—
Other, including differences between actual experience and assumptions used	0.9	0.3	(1.9)
Foreign currency exchange rate changes	(0.3)	0.4	—
Net change in periodic benefit cost	$(0.6)	$(0.6)	$0.5

Weighted average assumptions used to determine benefit obligation:
Discount rate	6.25%	5.50%	5.25%
Salary increases	4.25%	4.25%	4.00%

The change in the projected benefit obligation from period to period is attributable to the following:

	United Kingdom Plans
(amounts in millions)	2007 to 2008	2006 to 2007
Projected benefit obligation, beginning of year	$152.1	$141.3
Service/interest cost components of net periodic benefit cost in year	13.1	13.5
Benefits paid	(1.7)	(2.1)
Actuarial gain (loss):
Increase in discount rate	(23.5)	(8.5)
Other, including differences between actual experience and assumptions used	8.1	6.3
Foreign currency exchange rate changes	(36.2)	1.6
Projected benefit obligation, end of year	$111.9	$152.1

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At March 31, 2009, accumulated other comprehensive loss on the consolidated balance sheet includes the cumulative translation account balance of $9.2 million.

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

Results of Operations

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008.  Net revenues totaling $441.2 million for the three months ended March 31, 2009 increased 7.0%, or 13.8% excluding the unfavorable impact of foreign exchange rate variances between both periods, as compared to $412.4 million for the corresponding 2008 period.  Net revenues from Covance’s early development segment decreased 4.7%, but increased 2.0% excluding the unfavorable impact of foreign exchange rate variances between both periods. Softness in the early development segment was driven by a 3.5% decrease in net revenues in our preclinical laboratory services, resulting from lower market demand from our biopharmaceutical clients across many of our service offerings. Net revenues from Covance’s late-stage development segment grew 18.2%, or 25.0% excluding the unfavorable impact of foreign exchange rate variances between both periods.  Growth was broad based across the late-stage development segment, led by a strong performance in our central laboratory services, where net revenues grew 24.6% on increased investigator and patient enrollment and an overall higher level of study activity. Also driving growth in the late-stage development segment was a strong performance in our clinical development services, where net revenues grew 9.7% on increased study activity.

Cost of revenue increased 10.4% to $301.7 million or 68.4% of net revenues for the three months ended March 31, 2009 as compared to $273.3 million or 66.3% of net revenues for the corresponding 2008 period.  Gross margins decreased by 210 basis points to 31.6% for the three months ended March 31, 2009 from 33.7% for the corresponding 2008 period as softness in pre-clinical laboratory services net revenues more than offset strength in late-stage development services net revenues.

Overall, selling, general and administrative expenses increased 8.4% to $64.0 million for the three months ended March 31, 2009 from $59.0 million for the corresponding 2008 period. As a percentage of net revenues, selling, general and administrative expenses slightly increased by 20 basis points to 14.5% for the three months ended March 31, 2009 from 14.3% for the corresponding 2008 period. Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 13.1% to $19.6 million for the three months ended March 31, 2009 from $17.3 million for the corresponding 2008 period primarily as a result of higher levels of capital spending related to assets placed into service over the last two years. As a percentage of net revenues, depreciation and amortization increased slightly by 20 basis points to 4.4% for the three months ended March 31, 2009 from 4.2% for the corresponding 2008 period.

Income from operations decreased 10.8% to $55.9 million or 12.7% of net revenues for the three months ended March 31, 2009 from $62.7 million or 15.2% of net revenues for the corresponding 2008 period.

Income from operations from Covance’s early development segment for the three months ended March 31, 2009 decreased 46.3% or $23.4 million to $27.2 million as compared to $50.6 million for the corresponding 2008 period. As a percentage of net revenues, early development income from operations declined 1090 basis points from 25.0% of net revenues in the three months ended March 31, 2008 to 14.1% in the corresponding 2009 period. The softness in pre-clinical net revenues in the three month period ended March 31, 2009 explained above drove $18.6 million of the reduction in operating income or 970 basis points of the 1090 basis point reduction in operating income as a percentage of net revenues. Additionally, comparability between periods was impacted by costs incurred in connection with the following activities in the three month period ended March 31, 2009: the launch and growth of our service offerings at the Greenfield, Indiana site recently purchased from Eli Lilly in the fourth quarter of 2008; the staffing and validation of our new pre-clinical facility in Chandler, Arizona which opened in late March 2009; and costs incurred to close two of our small clinical pharmacology sites.

Income from operations from Covance’s late-stage development segment for the three months ended March 31, 2009 increased 44.9% or $17.5 million to $56.3 million as compared to $38.9 million for the corresponding 2008 period. As a percentage of net revenues, late-stage development income from operations increased 410 basis points from 18.5% of net revenues in the three month period ended March 31, 2008 to 22.6% of net revenues in the corresponding 2009 period. The strength in central laboratory and clinical development revenues explained above, coupled with increased efficiency gained from leveraging existing support functions across a larger base of revenues, drove $15.0 million of the $17.5 million increase in operating income or 390 basis points of the 410 basis point increase in operating income as a percentage of net revenues. The remainder of the increase was due to revenue growth in all other service lines in the segment.

Corporate expense increased $0.8 million to $27.5 million for the three months ended March 31, 2009 as compared to $26.7 million for the corresponding 2008 period. As a percentage of net revenues, Corporate expense decreased 30 basis points from 6.5% of net revenues for the three month period ended March 31, 2008 to 6.2% of net revenues for the corresponding 2009 period. Included in Corporate expense is stock-based compensation expense of $5.8 million or 1.3% of net revenues for the three months ended March 31, 2009, as compared to $6.1 million or 1.5% of net revenues for the corresponding 2008 period.

Other income, net decreased $6.1 million to $0.5 million for the three months ended March 31, 2009 from $6.6 million for the corresponding 2008 period primarily as a result of the $3.0 million gain from the receipt of contingent consideration on transferred backlog on the sale of Covance’s cardiac safety service offering in the prior year. Additionally, there was a $2.4 million decrease in interest income due to lower interest rates on lower invested cash balances, and a $0.6 million decrease in foreign exchange gains.

Covance’s effective tax rate for the three months ended March 31, 2009 was 29.0% compared to 29.9% for the corresponding 2008 period.  The year-over-year decrease in Covance’s effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions and tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the three month periods ended March 31, 2009 and 2008, Covance recognized $0.2 million and $0.3 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at March 31, 2009 and 2008.

Covance has a minority equity position (less than 20%) in Bio-Imaging Technologies, Inc. (“BITI”).  BITI uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three month period ended March 31, 2008, Covance recognized income of $0.2 million, representing its pro rata share of BITI’s earnings. In the fourth quarter of 2008, Covance suspended the use of the equity method of accounting for its investment in BITI as its ownership interest fell below 20% and it could no longer exercise significant influence over BITI’s operations.  In the fourth quarter of 2008, Covance began accounting for its investment in BITI as an available-for-sale security in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Accordingly, Covance no longer records in equity earnings its pro-rata share of BITI results but rather, reflects the fair value of its investment in BITI on its consolidated balance sheet. See note 4 to the unaudited consolidated financial statements included elsewhere in this quarterly report.

Net income of $40.3 million for the three months ended March 31, 2009 decreased $8.8 million or 17.9% as compared to $49.1 million for the corresponding 2008 period.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2009 and December 31, 2008 were $190.2 million and $221.3 million, respectively.  Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions in countries whose governments guarantee those investments (primarily in Ireland and the United Kingdom).  Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance’s $125.0 million revolving credit facility (the “Credit Facility”) expires in June 2009, and Covance is in the process of securing a new revolving credit facility.  Covance believes its credit quality, strength of earnings and bank relationships will provide adequate options for bank participation and will result in replacement of its Credit Facility at commercially reasonable terms.  Covance believes cash on hand plus cash from operations and available borrowings under the Credit Facility and the planned replacement credit facility will provide sufficient liquidity for the foreseeable future.  At March 31, 2009, there were $80.0 million of outstanding borrowings and no outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 75 basis point margin and approximated 1.26% per annum during the quarter ended March 31, 2009.  The Credit Facility contains various financial and other covenants.  At March 31, 2009, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

During the three months ended March 31, 2009, Covance’s operations provided net cash of $9.2 million, a decrease of $26.6 million from the corresponding 2008 period.  The change in net operating assets used $54.7 million in cash during the three months ended March 31, 2009, primarily due to a reduction in accrued payroll and benefits (primarily attributable to incentive compensation payments made during the first quarter of 2009 relating to 2008 incentive compensation accruals) and an increase in accounts receivable.  The change in net operating assets used $32.5 million in cash during the three months ended March 31, 2008, primarily due to a reduction in accrued payroll and benefits (primarily attributable to incentive compensation payments made during the first quarter of 2008 relating to 2007 incentive compensation accruals) and unearned revenue and an increase in prepaid expenses and other current assets, unbilled services and inventory, partially offset by an increase in income taxes payable.  Covance’s ratio of current assets to current liabilities was 1.57 at March 31, 2009 and 1.60 at December 31, 2008.

Investing activities for the three months ended March 31, 2009 used $58.9 million, compared to using $59.5 million for the corresponding 2008 period.  Capital spending for the first three months of 2009 totaled $40.3 million, and was primarily for the expansion of preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Approximately $35.5 million of capital spending in the first three months of 2009 represents expenditures primarily related to ongoing significant facility expansions and transformational information technology projects that were not placed in service at March 31, 2009. Capital spending for the corresponding 2008 period totaled $62.6 million, and was primarily for the expansion of preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software.

In March 2009, Covance acquired 100% of the stock of Swiss Pharma Contract Ltd. (“Swiss Pharma”), and its 50-bed clinical research facility based in Basel, Switzerland, for cash payments aggregating $19.4 million ($18.6 million net of cash acquired). Transaction related costs of $0.5 million were reported as selling, general & administrative expense in the three month period ended March 31, 2009. This acquisition expands Covance’s clinical pharmacology presence in Europe and provides access to special patient populations for Phase I/IIa clinical studies. Swiss Pharma’s assets and liabilities acquired are included in Covance’s consolidated balance sheet at March 31, 2009 based on their estimated fair value of $2.8 million on a net basis, as determined by a preliminary purchase price allocation. Intangible assets acquired were valued at $1.8 million. The remaining purchase price of $18.2 million represents goodwill. In addition to the initial cash consideration of $19.4 million, Covance accrued a liability of $3.4 million for the estimated fair value of future contingent consideration expected to be payable by Covance based upon Swiss Pharma reaching specific performance metrics over the next three years of operation. Swiss Pharma is expected to be accretive to earnings in 2009. Results of operations for Swiss Pharma will be reported in Covance’s Early Development segment. See note 5 to the unaudited consolidated financial statements included elsewhere in this quarterly report.

Investing activities for the three months ended March 31, 2008 also included $3.0 million of additional proceeds received during the quarter reflecting contingent consideration related to transferred backlog from the sale of Covance’s cardiac safety service offering in November 2007.

Financing activities for the three months ended March 31, 2009 provided $25.5 million.  Financing activities for the three months ended March 31, 2008 used $78.1 million.  During the three months ended March 31, 2009, Covance borrowed an additional $30.0 million under the Credit Facility. Additionally, $1.4 million in proceeds were received from the exercise of stock options and $1.6 million was received from employee contributions to the Company’s employee stock purchase plan, partially offset by $2.1 million used to purchase into treasury 53,619 shares of common stock in connection with employee benefit plans. In March 2009, Covance repaid the entire $5.4 million balance of mortgage debt assumed in the Swiss Pharma acquisition. During the three months ended March 31, 2008, $126.7 million was used to purchase into treasury 1,500,000 shares of common stock under the share buyback program authorized by Covance’s Board of Directors and $2.9 million was used to purchase into treasury 34,980 shares of common stock in connection with employee benefit plans; partially offset by $5.4 million in proceeds from the exercise of stock options, $1.7 million in excess tax benefits realized on the exercise of stock options and $1.4 million from employee contributions to the Company’s employee stock purchase plan.  Additionally, Covance borrowed $43.0 million under the Credit Facility during the first quarter of 2008 to partially fund the purchase into treasury of common stock.

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

Recently Issued Accounting Standards

In December 2008, the FASB issued FASB Staff Position 132(R)-1 (“FSP 132(R)-1”), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 requires disclosure of investment allocation methodologies and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets in order to provide users with an understanding of significant concentrations of risk in plan assets. FSP 132(R)-1 is effective for years ending after December 15, 2009. FSP 132(R)-1 requires additional disclosure only and therefore will not impact Covance’s consolidated results of operations or financial position.

Forward-Looking Statements.  Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company’s ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, fluctuations in currency exchange rates, and other factors described in Covance’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the three months ended March 31, 2009, approximately 39% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

Covance’s short-term investments are with major financial institutions in countries whose governments guarantee those investments (primarily in Ireland and the United Kingdom).  These short-term investments are in bank deposits and money market funds which can be readily purchased and sold using established markets.  Covance’s cash investment policy is to maximize utilization of excess cash according to the following specific criteria (in order of priority):  (1) preserve capital (minimize financial market risk); (2) maintain liquidity; (3) manage foreign exchange rate exposure (internal hedging); (4) maximize rate of return; and (5) enhance strategic relationships with select financial institutions.  Covance also has strong operating cash flow and ready access to credit available under its Credit Facility as evidenced by its ability to expand the Credit Facility to $125 million in August 2008 and its ability to borrow an additional $30 million under the Credit Facility during the three months ended March 31, 2009.

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

Weaknesses in the credit markets could negatively impact the Company’s access to capital.

The Company’s early development services have in the past required continuing infrastructure expansions and acquisition of capital assets. The Company has been able to fund its capital needs largely from cash on hand and cash from operations as well as from its revolving credit facility. The Company’s present Credit Facility will expire in June 2009 and while the Company believes its credit quality, strength of earnings and bank relationships will provide adequate options for bank participation and will result in replacement of its Credit Facility at commercially reasonable terms, the recent turmoil in the credit markets could affect the Company’s ability to replace this facility and/or further increase the Company’s funding costs.

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

We derive a large portion of our net revenues from international operations. For the three months ended March 31, 2009, we derived approximately 39% of our net revenues from our operations outside the United States. Since our financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results.  For example, in the first quarter of 2009, the U.S. Dollar was considerably stronger against the currencies of our most significant foreign operations (the British Pound, the Swiss Franc and the Euro) than in the first quarter of the prior year. This strengthening of the U.S. Dollar negatively impacted Covance’s first quarter 2009 year over year revenue growth by approximately $27 million or 680 basis points. In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

COVANCE INC.

Dated: May 4, 2009	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring
Joseph L. Herring	Chairman of the Board	May 4, 2009
and Chief Executive Officer
(Principal Executive Officer)

/s/ William E. Klitgaard
William E. Klitgaard	Corporate Senior Vice President	May 4, 2009
and Chief Financial Officer
(Principal Financial Officer)

/s/ Michele A. Kennedy
Michele A. Kennedy	Corporate Vice President, Controller	May 4, 2009
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