Form 10-Q
period 2009-06-30
COVANCE INC
filed 2009-08-04
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 24, 2009, the Registrant had 63,973,389 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended June 30, 2009

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
(Dollars in thousands)	2009	2008
	(UNAUDITED)

Assets
Current Assets:
Cash and cash equivalents	$204,351	$221,334
Accounts receivable	281,362	228,951
Unbilled services	105,417	112,719
Inventory	75,962	68,206
Deferred income taxes	16,767	15,029
Prepaid expenses and other current assets	102,735	91,451
Total Current Assets	786,594	737,690
Property and equipment, net	907,185	860,957
Goodwill, net	123,663	105,486
Other assets	49,654	48,955
Total Assets	$1,867,096	$1,753,088

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$31,940	$41,887
Accrued payroll and benefits	80,664	104,607
Accrued expenses and other current liabilities	79,389	86,521
Unearned revenue	174,552	162,556
Short-term debt	58,000	50,000
Income taxes payable	29,693	14,224
Total Current Liabilities	454,238	459,795
Deferred income taxes	52,121	51,385
Other liabilities	50,746	47,059
Total Liabilities	557,105	558,239
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock – Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 76,125,702 and 75,447,578 shares issued and outstanding, including those held in treasury, at June 30, 2009 and December 31, 2008, respectively	761	754
Paid-in capital	570,243	551,598
Retained earnings	1,212,854	1,129,569
Accumulated other comprehensive income (loss)	1,546	(13,975)
Treasury stock at cost (12,208,912 and 12,150,495 shares at June 30, 2009 and December 31, 2008, respectively)	(475,413)	(473,097)
Total Stockholders’ Equity	1,309,991	1,194,849
Total Liabilities and Stockholders’ Equity	$1,867,096	$1,753,088

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Net revenues	$466,049	$436,912	$907,285	$849,344
Reimbursable out-of-pocket expenses	23,226	24,911	50,447	46,516
Total revenues	489,275	461,823	957,732	895,860

Cost and expenses:
Cost of revenue (excluding depreciation and amortization)	313,210	286,884	614,935	560,214
Reimbursable out-of-pocket expenses	23,226	24,911	50,447	46,516
Selling, general and administrative (excluding depreciation and amortization)	69,569	65,242	133,523	124,259
Depreciation and amortization	23,273	17,331	42,887	34,679
Total costs and expenses	429,278	394,368	841,792	765,668
Income from operations	59,997	67,455	115,940	130,192

Other expense (income), net:
Interest income	(264)	(1,915)	(712)	(4,773)
Interest expense	424	414	789	676
Foreign exchange transaction loss (gain), net	1,241	(481)	795	(1,546)
Gain on sale of business	(655)	(949)	(655)	(3,927)
Other expense (income), net	746	(2,931)	217	(9,570)
Income before taxes and equity investee earnings	59,251	70,386	115,723	139,762
Taxes on income	16,051	20,330	32,400	41,053
Equity investee (loss) earnings	(210)	817	(38)	1,266
Net income	$42,990	$50,873	$83,285	$99,975

Basic earnings per share	$0.67	$0.81	$1.31	$1.59
Weighted average shares outstanding - basic	63,823,792	62,825,444	63,705,105	63,069,018

Diluted earnings per share	$0.67	$0.80	$1.30	$1.56
Weighted average shares outstanding – diluted	64,193,664	63,756,789	64,024,143	64,058,649

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	Six Months Ended June 30
(Dollars in thousands)	2009	2008

Cash flows from operating activities:
Net income	$83,285	$99,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,887	34,679
Non-cash compensation expense associated with employee benefit and stock compensation plans	13,238	12,540
Deferred income tax benefit	(1,387)	(2,277)
Gain on sale of business	(655)	(3,927)
Loss on sale of property and equipment	264	253
Equity investee loss (earnings)	38	(1,266)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(51,478)	(6,775)
Unbilled services	8,468	(17,914)
Inventory	(7,756)	(6,544)
Accounts payable	(10,040)	(5,512)
Accrued liabilities	(32,000)	(12,331)
Unearned revenue	11,111	(942)
Income taxes payable	15,694	2,565
Other assets and liabilities, net	(13,033)	(6,676)
Net cash provided by operating activities	58,636	85,848
Cash flows from investing activities:
Capital expenditures	(70,911)	(143,163)
Acquisition of business, net of cash acquired	(18,620)	—
Proceeds from sale of business	655	3,927
Other, net	15	96
Net cash used in investing activities	(88,861)	(139,140)
Cash flows from financing activities:
Net borrowings under revolving credit facility	8,000	35,000
Payment of debt assumed upon acquisition of business	(5,431)	—
Stock issued under employee stock purchase and option plans	5,189	14,691
Purchase of treasury stock	(2,316)	(130,427)
Net cash provided by (used in) financing activities	5,442	(80,736)

Effect of exchange rate changes on cash	7,800	10,198
Net change in cash and cash equivalents	(16,983)	(123,830)

Cash and cash equivalents, beginning of period	221,334	319,485

Cash and cash equivalents, end of period	$204,351	$195,655

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2008, 2007, and 2006 included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $53.9 million and $52.7 million at June 30, 2009 and December 31, 2008, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2008 did not identify any instances of impairment and there were no events through June 30, 2009 that warranted a reconsideration of our impairment test results.

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

(UNAUDITED)

June 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

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

As of June 30, 2009, the balance of the reserve for unrecognized tax benefits was $12.3 million, including accrued interest of $1.6 million, of which $3.4 million is recorded as a current liability in accrued expenses and other current liabilities, and $8.9 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet. As of December 31, 2008, the balance of the reserve for unrecognized tax benefits was $11.9 million, including accrued interest of $1.2 million, of which $3.3 million was recorded as a current liability in accrued expenses and other current liabilities, and $8.6 million was recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits. The net increase in the reserve

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

for unrecognized tax benefits from December 31, 2008 to June 30, 2009 resulted from the accrual of interest on existing reserves.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at both June 30, 2009 and December 31, 2008 is $0.9 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of June 30, 2009.

Comprehensive Income

Covance’s total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented. For the three and six months ended June 30, 2009, comprehensive income also includes the increase (decrease) in the unrealized gain on available-for-sale securities of $0.1 million and ($0.1 million), net of tax, respectively, resulting from the change in the classification of Covance’s minority equity investment in Bio-Imaging Technologies, Inc. (“BIOC”) to an available-for-sale security in accordance with SFAS 115 in the fourth quarter of 2008. Total comprehensive income was $72.7 million and $42.2 million for the three months ended June 30, 2009 and 2008, respectively, and $98.8 million and $116.0 million for the six months ended June 30, 2009 and 2008, respectively.

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

Stock-Based Compensation

The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 8 herein and Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The Company recognizes stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (“SFAS 123R”) pursuant to which the grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2009 and 2008

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

In computing diluted EPS for the three months ended June 30, 2009 and 2008, the denominator was increased by 369,872 shares and 931,345 shares, respectively, and for the six months ended June 30, 2009 and 2008, the denominator was increased by 319,038 shares and 989,631 shares, respectively, representing the dilutive effect of stock options outstanding at June 30, 2009 and 2008 with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended June 30, 2009 were options to purchase 1,162,798 shares of common stock at prices ranging from $42.25 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the six months ended June 30, 2009 were options to purchase 1,168,143 shares of common stock at prices ranging from $40.18 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended June 30, 2008 were options to purchase 17,177 shares of common stock at prices ranging from $83.23 to $87.33 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the six months ended June 30, 2008 were options to purchase 15,400 shares of common stock at prices ranging from $86.02 to $87.33 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for each of the six month periods ended June 30, 2009 and 2008 was $0.6 million. Cash paid for income taxes for the six month periods ended June 30, 2009 and 2008 totaled $20.0 million and $37.6 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the six months ended June 30, 2009 and 2008 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options as measured under SFAS 123R of $0.04 million and $2.9 million, respectively (a corresponding cash inflow of $0.04 million and $2.9 million, respectively, has been included in financing cash flows).

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

Recently Issued Accounting Standards

In December 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position 132(R)-1 (“FSP 132(R)-1”), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 requires disclosure of investment allocation methodologies and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets in order to provide users with an understanding of significant concentrations of risk in plan assets. FSP 132(R)-1 is effective for years ending after December 15, 2009. FSP 132(R)-1 requires additional disclosure only and therefore will not impact Covance’s consolidated results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting (“APB 28”). FSP 107-1 is effective for interim reporting periods ending after June 15, 2009 and was adopted by Covance during the quarter ended June 30, 2009. FSP 107-1 requires additional disclosure only and therefore did not impact Covance’s results of operations or financial position.  See Notes 4 and 6 for information related to the fair value of Covance’s financial instruments.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of disclosure about events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by Covance during the quarter ended June 30, 2009. SFAS 165 requires additional disclosure only and therefore did not impact Covance’s results of operations or financial position.  See Note 10.

Subsequent Events

In accordance with the adoption of SFAS 165, subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 10.

3.  Treasury Stock

In February 2007, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance’s stock repurchase program.  At June 30, 2009, there are approximately 0.8 million shares remaining for purchase under the 2007 authorization.  Covance also reacquires shares of its common stock in connection with certain employee benefit plans primarily when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.  The following table sets forth the treasury stock activity during the six month periods ended June 30, 2009 and 2008.

	Six Months Ended June 30
	2009		2008
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$—	—	$126,709	1,500.0
Employee benefit plans	2,316	58.4	3,718	44.8
Total	$2,316	58.4	$130,427	1,544.8

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

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

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment.  This investment is reflected in other assets on the consolidated balance sheet. During the three and six month periods ended June 30, 2009, Covance recognized losses of $0.2 million and $0.04 million, respectively, representing its share of Noveprim’s losses, including the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2009. During the three and six month periods ended June 30, 2008, Covance recognized $0.7 million and $1.0 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2008. The carrying value of Covance’s investment in Noveprim at June 30, 2009 and December 31, 2008 was $22.5 million and $23.4 million, respectively.

Covance has a minority equity position (less than 20%) in BioClinica, Inc. (“BIOC”) (Nasdaq GM:BIOC), formerly known as Bio Imaging Technologies, Inc.  BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the three and six month periods ended June 30, 2008, Covance recognized income of $0.1 million and $0.3 million, respectively, representing its pro rata share of BIOC’s earnings. In the fourth quarter of 2008, Covance suspended the use of the equity method of accounting as its ownership interest in BIOC fell below 20% and it could no longer exercise significant influence over BIOC’s operations. In the fourth quarter of 2008, Covance began accounting for its investment in BIOC as an available-for-sale security in accordance with SFAS 115.  The carrying value of Covance’s investment in BIOC as of June 30, 2009 and December 31, 2008 was $8.4 million and $8.6 million, respectively, as determined based on quoted market prices in an active market. The $0.2 million decrease in the carrying value of the investment results in a $0.1 million reduction in the unrealized gain on investment, net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. Accordingly, the balance in the unrealized gain on investment at June 30, 2009 and December 31, 2008 was $4.2 million and $4.4 million, net of tax, respectively.

5.  Acquisitions and Divestitures

In March 2009, Covance acquired 100% of the stock of Swiss Pharma Contract Ltd. (“Swiss Pharma”), and its 50-bed clinical research facility based in Basel, Switzerland, for cash payments aggregating $19.4 million ($18.6 million net of cash acquired). Additionally, Covance repaid the entire $5.4 million balance of mortgage debt assumed in the Swiss Pharma acquisition. Transaction related costs of $0.5 million were reported as selling, general & administrative expense in the period incurred. This acquisition expands Covance’s clinical pharmacology presence in Europe and provides access to special patient populations for Phase I/IIa clinical studies. Swiss Pharma’s assets and liabilities acquired were included in the consolidated balance sheet at March 31, 2009 based on their estimated fair value as determined in a preliminary purchase price allocation. Results of operations for Swiss Pharma are reported in Covance’s early development segment.

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

(UNAUDITED)

June 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

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

In November 2007, Covance sold its centralized ECG business (“Cardiac Safety Services”), part of Covance’s late-stage development segment, to eResearchTechnology Inc. (“eRT”) for initial cash proceeds of $35.2 million and a pre-tax gain of $6.6 million ($4.1 million after tax). Simultaneously therewith, Covance entered into a ten year marketing agreement with eRT under which Covance will continue to offer its clients cardiac safety services. During the three months ended June 30, 2009 and 2008 and the six month period ended June 30, 2008, Covance received additional proceeds from this sale reflecting contingent consideration related to transferred backlog totaling $0.6 million, $0.9 million and $3.9 million, respectively, and recognized an additional pre-tax gain of $0.6 million, $0.9 million and $3.9 million, ($0.4 million, $0.6 million and $2.6 million after tax), respectively. Covance may receive up to approximately $7.4 million in additional future contingent consideration relating to transferred backlog and revenues generated by eRT from new contracts secured under the first three years of the marketing agreement. In addition, Covance expects to receive referral fees during the term of the long-term marketing agreement.

See Note 10. Subsequent Events.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

6.  Short-Term Debt

On June 16, 2009, Covance entered into a new $150.0 million revolving credit facility (the “Credit Facility”) which replaced its credit facility which was due to expire on June 30, 2009. The Credit Facility may be expanded to $200.0 million at Covance’s election.  At June 30, 2009, there were $58.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the Credit Facility. At December 31, 2008, there were $50.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the previous credit facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 200 basis point margin. Interest on all outstanding borrowings under the previous credit facility was based upon LIBOR plus a 75 basis point margin. Interest on outstanding borrowings approximated 1.33% and 3.42% per annum during the six months ended June 30, 2009 and 2008, respectively. Costs associated with the Credit Facility, which expires in June 2012, consisted primarily of bank and legal fees totaling $0.9 million which will be amortized over the three year facility term. The carrying value of amounts drawn under the Credit Facility approximate fair value based on their short-term nature and the indexed interest rate. The Credit Facility contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries. At June 30, 2009, Covance was in compliance with the terms of the Credit Facility.

7.  Defined Benefit Plans

Covance sponsors various pension and other post-retirement benefit plans. As of December 31, 2008, Covance adopted the measurement date provisions of SFAS 158. Each of the benefit plans described below has a 2008 measurement date of December 31. Prior to 2008, the measurement dates for the various plans ranged from September 30 to December 31.

Defined Benefit Pension Plans

Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies.  Benefit amounts for all three plans are based upon years of service and compensation.  The German plan is unfunded while the United Kingdom plans are funded.  Covance’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements.  Pension plan assets are administered by the plans’ trustees and are principally invested in equity and debt securities.  The components of net periodic pension expense for these plans for the three and six month periods ended June 30, 2009 and 2008 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended June 30		Three Months Ended June 30
	2009	2008	2009	2008
Components of Net Periodic Pension Cost:
Service cost	$828	$1,379	$137	$146
Interest cost	1,892	2,063	142	138
Expected return on plan assets	(1,986)	(2,341)	—	—
Amortization of net actuarial loss	306	318	1	14
Participant contributions	(508)	(527)	—	—
Net periodic pension cost	$532	$892	$280	$298

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.25%	5.50%	6.25%	5.60%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.25%	4.25%	3.00%	3.00%

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

	United Kingdom Plans		German Plan
	Six Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Components of Net Periodic Pension Cost:
Service cost	$1,561	$2,762	$270	$292
Interest cost	3,568	4,138	279	277
Expected return on plan assets	(3,745)	(4,694)	—	—
Amortization of net actuarial loss	577	637	3	25
Participant contributions	(958)	(1,058)	—	—
Net periodic pension cost	$1,003	$1,785	$552	$594

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.25%	5.50%	6.25%	5.60%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.25%	4.25%	3.00%	3.00%

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance.  Benefit amounts are based upon years of service and compensation of the participating employees.  The components of net periodic pension cost for the three and six month periods ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Components of Net Periodic Pension Cost:
Service cost	$425	$308	$849	$617
Interest cost	149	217	298	434
Amortization of prior service cost (credit)	(30)	(30)	(59)	(59)
Amortization of net actuarial loss	—	27	—	53
Net periodic pension cost	$544	$522	$1,088	$1,045

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.00%	5.50%	6.00%	5.50%
Salary increases	4.00%	4.00%	4.00%	4.00%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.  The components of net periodic post-retirement benefits cost for the three and six month periods ended June 30, 2009 and 2008 are as follows:

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

	Three Months Ended June 30				Six Months Ended June 30
	2009		2008		2009		2008
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$28		$39		$56		$77
Interest cost	82		81		164		162
Net periodic post-retirement benefits cost	$110		$120		$220		$239

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	6.00%		5.50%		6.00%		5.50%
Health care cost trend rate	8.00	%(a)	9.00	%(a)	8.00	%(a)	9.00	%(a)

(a) decreasing to ultimate trend of 5.00% in 2014

8.  Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In May 2007, Covance’s shareholders approved the 2007 Employee Equity Participation Plan (the “2007 EEPP”) in replacement of the 2002 Employee Equity Participation Plan (the “2002 EEPP”). Effective upon approval of the 2007 EEPP, no further grants or awards were permitted under the 2002 EEPP. Shares remaining for grant under the 2002 EEPP are available for grant under the 2007 EEPP. In addition, the Covance Board of Directors directed that, effective May 3, 2007, no further grants would be permitted under the 2002 Employee Stock Option Plan (the “2002 ESOP”) and, unlike the 2002 EEPP, shares remaining for grant under the 2002 ESOP are not available for grant under the 2007 EEPP. The 2007 EEPP became effective on May 3, 2007 and will expire on May 2, 2017.  The 2007 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2007 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant equity interest.  The 2007 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination.  The exercise period for stock options granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant. Generally, options vest over a three year period for senior executives and over a two or three year period for all other optionees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2007 EEPP totaled approximately 1.6 million plus approximately 3.3 million shares remaining available under the 2002 EEPP at the time the 2007 EEPP was approved. All stock option grants under the 2002 EEPP remaining outstanding are now administered in accordance with the provisions of the 2002 EEPP out of shares issuable under the 2007 EEPP. The Company issues authorized but previously unissued shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights or grants of options to purchase common stock or stock awards to consultants of Covance or employees or consultants of entities in which Covance has a controlling or significant equity interest under the 2002 ESOP, the 2002 EEPP or the 2007 EEPP. At June 30, 2009 there were approximately 2.8 million shares remaining available for option grants or stock awards under the 2007 EEPP, up to 0.9 million of which are available for issuance as stock awards.

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

June 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Expected stock price volatility	36%	39%	36%	39%
Risk free interest rate(s)	0.3% - 2.6%	1.9% - 3.7%	0.3% - 2.6%	1.9% - 3.7%
Expected life of options (years)	4.6	4.4	4.6	4.4

Restricted stock awards are granted subject to certain restrictions, including in some cases service conditions and in other cases service and performance conditions.  The grant-date fair value of restricted stock and performance-based awards, which has been determined based upon the market value of Covance’s shares on the grant date, is expensed on a straight-line basis over the vesting period of the related awards.

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

Results of operations for the three month period ended June 30, 2009 include total stock-based compensation expense of $7.4 million ($5.0 million net of tax benefit of $2.4 million), $3.1 million of which has been included in cost of revenue and $4.3 million of which has been included in selling, general and administrative expenses.  Results of operations for the six month period ended June 30, 2009 include total stock-based compensation expense of $13.2 million ($8.9 million net of tax benefit of $4.3 million), $5.4 million of which has been included in cost of revenue and $7.8 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended June 30, 2008 include total stock-based compensation expense of $6.5 million ($4.4 million net of tax benefit of $2.1 million), $2.5 million of which has been included in cost of revenue and $4.0 million of which has been included in selling, general and administrative expenses. Results of operations for the six month period ended June 30, 2008 include total stock-based compensation expense of $12.6 million ($8.5 million net of tax benefit of $4.1 million), $4.8 million of which has been included in cost of revenue and $7.8 million of which has been included in selling, general and administrative expenses.

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

Segment revenues, operating income and total assets for the three and six months ended June 30, 2009 and 2008 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total

Three months ended June 30, 2009
Total revenues from external customers	$199,767	$266,282	$23,226	(a)	$489,275
Operating income	$27,083	$65,521	$(32,607	)(b)	$59,997
Total assets	$1,184,412	$547,756	$134,928	(c)	$1,867,096

Three months ended June 30, 2008
Total revenues from external customers	$213,119	$223,793	$24,911	(a)	$461,823
Operating income	$54,220	$43,004	$(29,769	)(b)	$67,455
Total assets	$1,044,026	$469,261	$77,252	(c)	$1,590,539

Six months ended June 30, 2009
Total revenues from external customers	$392,272	$515,013	$50,447	(a)	$957,732
Operating income	$54,243	$121,849	$(60,152	)(b)	$115,940
Total assets	$1,184,412	$547,756	$134,928	(c)	$1,867,096

Six months ended June 30, 2008
Total revenues from external customers	$415,164	$434,180	$46,516	(a)	$895,860
Operating income	$104,794	$81,874	$(56,476	)(b)	$130,192
Total assets	$1,044,026	$469,261	$77,252	(c)	$1,590,539

(a)          Represents revenues associated with reimbursable out-of-pocket expenses.

(b)         Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense).

(c)          Represents corporate assets.

10.  Subsequent Events

On July 15, 2009, Covance entered into an agreement to sell its Interactive Voice & Web Response (“IVR”) service offering, part of Covance’s late-stage development segment, to Phase Forward for cash. In addition, Covance and Phase Forward have agreed to enter into a multi-year marketing agreement to provide Phase Forward’s electronic data capture solutions and IVR services to Covance’s clients for the next five years. Covance expects the sale, which is subject to certain closing conditions, to be completed during the third quarter of 2009.

On July 29, 2009, Covance announced it entered into an agreement with Merck & Co., Inc. (“Merck”) to acquire for cash, the assets and capabilities of Merck’s Gene Expression Laboratory (“GEL”) located in Seattle, Washington.  GEL performs genomics services such as genotyping, gene sequencing and gene expression profiling.  In addition, Covance and Merck have agreed to enter into an agreement pursuant to which Merck will exclusively purchase at least $145 million of genomic analysis services from Covance over a 5-year period. This agreement will expand Covance’s footprint in the genomics testing market. Covance expects to complete this transaction and assume responsibility for the operations in the third quarter of 2009, at which time the cash consideration will be paid.

Covance completed an evaluation of the impact of any other subsequent events through August 4, 2009, the date these financial statements were issued, and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

We do not have any individual significant contracts as pertains to revenue recognition. By way of background, at any point in time we are working on thousands of active clients projects, which are governed by individual contracts. In addition, we have not had a single customer who accounted for more than ten percent of our aggregate net revenues during any one of the last three years. We serve in excess of 300 biopharmaceutical companies and we have over 8,000 active client projects. Most projects are customized based on the needs of the client, the type of services being provided, therapeutic indication of the drug, geographic locations and other variables. Project specific terms related to pricing, billing milestones and the scope and type of services to be provided are generally negotiated and contracted on a project-by-project basis.

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided.  We do not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which we have earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the quarter ended June 30, 2009, we did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

As of June 30, 2009, the balance of the reserve for unrecognized tax benefits was $12.3 million, including accrued interest of $1.6 million, of which $3.4 million is recorded as a current liability in accrued expenses and other current liabilities, and $8.9 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet. This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes, which are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The balance of this reserve at June 30, 2009 is $0.9 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of June 30, 2009.

Stock-Based Compensation. The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees. These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 8 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Expected stock price volatility	36%	39%	36%	39%
Risk free interest rate(s)	0.3% - 2.6%	1.9% - 3.7%	0.3% - 2.6%	1.9% - 3.7%
Expected life of options (years)	4.6	4.4	4.6	4.4

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.  Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2008 did not identify any instances of impairment and there were no events through June 30, 2009 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At June 30, 2009, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $20.4 million.

Operating Expenses and Reimbursable Out-of-Pockets

Covance segregates its recurring operating expenses among four categories: cost of revenue; reimbursable out-of-pocket expenses; selling, general and administrative expenses; and depreciation and amortization. Cost of revenue includes direct labor and related benefits, other direct costs, shipping and handling fees, and an allocation of facility charges and information technology costs, and excludes depreciation and amortization. Cost of revenue, as a percentage of net revenues, tends and is expected to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving hundreds of studies conducted during any period of time. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs, and excludes depreciation and amortization.

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

Results of Operations

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008.  Net revenues totaling $466.0 million for the three months ended June 30, 2009 increased 6.7%, or 13.1% excluding the unfavorable impact of foreign exchange rate variances between both periods, as compared to $436.9 million for the corresponding 2008 period. Net revenues from Covance’s early development segment declined 6.3%, or 0.9% excluding the unfavorable impact of foreign exchange rate variances between both periods. Softness in the early development segment was driven by a 9.7% decrease in net revenues in our preclinical laboratory services, resulting from continued lower market demand from our biopharmaceutical clients across many of our service offerings. Net revenues from Covance’s late-stage development segment grew 19.0%, or 26.4% excluding the unfavorable impact of foreign exchange rate variances between both periods. Growth was broad based across the late-stage development segment, led by continued strong performance in our central laboratory services, where net revenues grew 24.2% on increased investigator and patient enrollment and an overall higher level of study activity. Also driving growth in the late-stage development segment was continued strong performance in our clinical development services, where net revenues grew 9.7% on increased study activity.

Cost of revenue increased 9.2% to $313.2 million or 67.2% of net revenues for the three months ended June 30, 2009 as compared to $286.9 million or 65.7% of net revenues for the corresponding 2008 period. Gross margins decreased by 150 basis points to 32.8% for the three months ended June 30, 2009 from 34.3% for the corresponding 2008 period as softness in pre-clinical laboratory services net revenues more than offset strength in net revenues from our other service offerings.

Overall, selling, general and administrative expenses increased 6.6% to $69.6 million for the three months ended June 30, 2009 from $65.2 million for the corresponding 2008 period.  As a percentage of net revenues, selling, general and administrative expenses was 14.9% for each of the three month periods ended June 30, 2009 and 2008.

Depreciation and amortization increased 34.3% to $23.3 million or 5.0% of net revenues for the three months ended June 30, 2009 from $17.3 million or 4.0% of net revenues for the corresponding 2008 period as a result of the commencement of depreciation of assets placed into service late in the first quarter of 2009 upon the completion of several large facility construction projects and generally higher levels of capital spending related to other assets placed into service over the last year.

Income from operations decreased 11.1% to $60.0 million or 12.9% of net revenues for the three months ended June 30, 2009 from $67.5 million or 15.4% of net revenues for the corresponding 2008 period.

Income from operations from Covance’s early development segment for the three months ended June 30, 2009 decreased 50.0% or $27.1 million to $27.1 million as compared to $54.2 million for the corresponding 2008 period. As a percentage of net revenues, early development income from operations declined from 25.4% of net revenues in the three months ended June 30, 2008 to 13.6% in the corresponding 2009 period. The softness in pre-clinical net revenues in the three month period ended June 30, 2009 explained above coupled with the unfavorable impact of foreign exchange rate variances as compared to the prior year period drove $20.7 million of the reduction in operating income. Additionally, comparability between periods was impacted by costs incurred in connection with the following activities in the three month period ended June 30, 2009: the staffing and validation of our new pre-clinical facility in Chandler, Arizona which opened in late March 2009; severance costs incurred in connection with the retirement of one of the oldest buildings at our pre-clinical site in Vienna, Virginia; and the launch and growth of our service offerings at the Greenfield, Indiana site purchased from Eli Lilly in the fourth quarter of 2008

Income from operations from Covance’s late-stage development segment for the three months ended June 30, 2009 increased 52.4% or $22.5 million to $65.5 million as compared to $43.0 million for the corresponding 2008 period. Excluding the unfavorable impact of foreign exchange rate variances between both periods, late-stage development income from operations increased 61.5% or $26.4 million as compared to the corresponding 2008 period. As a percentage of net revenues, late-stage development income from operations increased 540 basis points from 19.2% of net revenues in the three month period ended June 30, 2008 to 24.6% of net revenues in the corresponding 2009 period, driven by strength in central laboratory and clinical development revenues explained above, coupled with increased efficiency gained from leveraging existing support functions across a larger base of revenues.

Corporate expense increased $2.8 million to $32.6 million for the three months ended June 30, 2009 as compared to $29.8 million for the corresponding 2008 period. As a percentage of net revenues, Corporate expense increased by 20 basis points from 6.8% of net revenues for the three month period ended June 30, 2008 to 7.0% of net revenues for the corresponding 2009 period. Included in Corporate expense is stock-based compensation expense of 7.4 million or 1.6% of net revenues for the three months ended June 30, 2009, as compared to $6.5 million or 1.5% of net revenues for the corresponding 2008 period.

Other income and expense, net decreased $3.7 million to net expense of $0.7 million for the three months ended June 30, 2009 as compared to other income of $2.9 million for the corresponding 2008 period. Interest income decreased $1.7 million as compared to the prior year period due to lower interest rates on lower invested cash balances. Net foreign exchange transaction losses were $1.2 million during the 2009 period as compared to net foreign exchange transaction gains of $0.5 million in the corresponding 2008 period.

Covance’s effective tax rate for the three months ended June 30, 2009 was 27.1% compared to 28.9% for the corresponding 2008 period.  The year-over-year decrease in Covance’s effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions and tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the three month period ended June 30, 2009, Covance recognized a loss of $0.2 million, representing its share of Noveprim’s losses, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2009. For the three month period ended June 30, 2008, Covance recognized income of $0.7 million, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2008.

Covance has a minority equity position (less than 20%) in BioClinica, Inc. (“BIOC”), formerly known as Bio Imaging Technologies, Inc. BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three month period ended June 30, 2008, Covance recognized income of $0.1 million representing its pro rata share of BIOC’s earnings. In the fourth quarter of 2008, Covance suspended the use of the equity method of accounting for its investment in BIOC as its ownership interest fell below 20% and it could no longer exercise significant influence over BIOC’s operations. In the fourth quarter of 2008, Covance began accounting for its investment in BIOC as an available-for-sale security in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Accordingly, Covance no longer records in equity earnings its pro-rata share of BIOC results but rather, reflects the fair value of its investment in BIOC on its consolidated balance sheet. See Note 4 to the unaudited consolidated financial statements included elsewhere in this quarterly report.

Net income of $43.0 million for the three months ended June 30, 2009 decreased $7.9 million or 15.5% as compared to $50.9 million for the corresponding 2008 period.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008.  Net revenues totaling $907.3 million for the six months ended June 30, 2009 increased 6.8%, or 13.4% excluding the unfavorable impact of foreign exchange rate variances between both periods, as compared to $849.3 million for the corresponding 2008 period. Net revenues from Covance’s early development segment decreased 5.5%, but increased 0.5% excluding the unfavorable impact of foreign exchange rate variances between both periods. Softness in the early development segment was driven by a 6.7% decrease in net revenues in our preclinical laboratory services, resulting from lower market demand from our biopharmaceutical clients across many of our service offerings. Net revenues from Covance’s late-stage development segment grew 18.6%, or 25.8% excluding the unfavorable impact of foreign exchange rate variances between both periods. Growth was broad based across the late-stage development segment, led by strong performance in our central laboratory services, where net revenues grew 24.4% on increased investigator and patient enrollment and overall higher level of study activity. Also driving growth in the late-stage development segment was a strong performance in our clinical development services, where net revenues grew 9.3% on increased study activity.

Cost of revenue increased 9.8% to $614.9 million or 67.8% of net revenues for the six months ended June 30, 2009 as compared to $560.2 million or 66.0% of net revenues for the corresponding 2008 period. Gross margins decreased by 180 basis points to 32.2% for the six months ended June 30, 2009 from 34.0% for the corresponding 2008 period as softness in pre-clinical laboratory services net revenues more than offset strength in late-stage development services net revenues.

Overall, selling, general and administrative expenses increased 7.5% to $133.5 million for the six months ended June 30, 2009 from $124.3 million for the corresponding 2008 period. As a percentage of net revenues, selling, general and administrative expenses increased slightly by 10 basis points to 14.7% for the six month period ended June 30, 2009 from 14.6% for the corresponding 2008 period. Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 23.7% to $42.9 million or 4.7% of net revenues for the six months ended June 30, 2009 from $34.7 million or 4.1% of net revenues for the corresponding 2008 period as a result of the commencement of depreciation of assets placed into service late in the first quarter of 2009 upon the completion of several large facility construction projects and generally higher levels of capital spending related to other assets placed into service over the last year.

Income from operations decreased 10.9% to $115.9 million or 12.8% of net revenues for the six months ended June 30, 2009 from $130.2 million or 15.3% of net revenues for the corresponding 2008 period.

Income from operations from Covance’s early development segment for the six months ended June 30, 2009 decreased 48.2% or $50.6 million to $54.2 million as compared to $104.8 million for the corresponding 2008 period. As a percentage of net revenues, early development income from operations declined from 25.2% of net revenues in the six months ended June 30, 2008 to 13.8% in the corresponding 2009 period, driven by softness in pre-clinical net revenues in the six month period ended June 30, 2009 explained above. Additionally, comparability between periods was impacted by costs incurred in connection with the following activities in the six month period ended June 30, 2009: the staffing and validation of our new pre-clinical facility in Chandler, Arizona which opened in late March 2009; costs incurred to close two of our small clinical pharmacology sites; severance costs incurred in connection with the retirement of one of the oldest buildings at our pre-clinical site in Vienna, Virginia; and the launch and growth of our service offerings at the Greenfield, Indiana site purchased from Eli Lilly in the fourth quarter of 2008.

Income from operations from Covance’s late-stage development segment for the six months ended June 30, 2009 increased 48.8% or $40.0 million to $121.8 million as compared to $81.9 million for the corresponding 2008 period. As a percentage of net revenues, late-stage development income from operations increased 480 basis points from 18.9% of net revenues in the six month period ended June 30, 2008 to 23.7% of net revenues in the corresponding 2009 period. The strength in central laboratory and clinical development revenues explained above, coupled with increased efficiency gained from leveraging existing support functions across a larger base of revenues, drove $34.3 million of the $40.0 million increase in operating income. The remainder of the increase was due to revenue growth in all other service lines in the segment.

Corporate expense increased $3.7 million to $60.2 million for the six months ended June 30, 2009 as compared to $56.5 million for the corresponding 2008 period. As a percentage of net revenues, Corporate expense was 6.6% of net revenues for each of the six month periods ended June 30, 2009 and 2008. Included in Corporate expense is stock-based compensation expense of $13.2 million or 1.5% of net revenues for the six months ended June 30, 2009, as compared to $12.6 million or 1.5% of net revenues for the corresponding 2008 period.

Other income and expense, net decreased $9.8 million to net expense of $0.2 million for the six months ended June 30, 2009 as compared to other income of $9.6 million for the corresponding 2008 period. Interest income decreased $4.1 million as compared to the prior year period due to lower interest rates on lower invested cash balances. Gains from the receipt of contingent consideration on transferred backlog on the November 2007 sale of Covance’s cardiac safety service offering were $3.3 million lower as compared to the prior year period. Net foreign exchange transaction losses were $0.8 million during the 2009 period as compared to net foreign exchange transaction gains of $1.5 million for the corresponding 2008 period.

Covance’s effective tax rate for the six months ended June 30, 2009 was 28.0% compared to 29.4% for the corresponding 2008 period.  The year-over-year decrease in Covance’s effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions and tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the six month period ended June 30, 2009, Covance recognized a loss of $0.04 million representing its share of Noveprim’s losses, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2009. For the six month period ended June 30, 2008, Covance recognized income of $1.0 million representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2008.

Covance has a minority equity position (less than 20%) in BioClinica, Inc. (“BIOC”), formerly known as Bio Imaging Technologies, Inc. BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the six month period ended June 30, 2008, Covance recognized income of $0.3 million representing its pro rata share of BIOC’s earnings. In the fourth quarter of 2008, Covance suspended the use of the equity method of accounting for its investment in BIOC as its ownership interest fell below 20% and it could no longer exercise significant influence over BIOC’s operations. In the fourth quarter of 2008, Covance began accounting for its investment in BIOC as an available-for-sale security in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Accordingly, Covance no longer records in equity earnings its pro-rata share of BIOC results but rather, reflects the fair value of its investment in BIOC on its consolidated balance sheet. See Note 4 to the unaudited consolidated financial statements included elsewhere in this quarterly report.

Net income of $83.3 million for the six months ended June 30, 2009 decreased $16.7 million or 16.7% as compared to $100.0 million for the corresponding 2008 period.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2009 and December 31, 2008 were $204.4 million and $221.3 million, respectively. Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions in countries whose governments guarantee those investments (primarily in Ireland and the United Kingdom). Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases.  On June 16, 2009, Covance entered into a new $150.0 million revolving credit facility which replaced its credit facility which was due to expire on June 30, 2009. The Credit Facility may be expanded to $200.0 million at Covance’s election.  Covance believes cash on hand plus cash from operations and available borrowings under its revolving credit facility will provide sufficient liquidity for the foreseeable future. At June 30, 2009, there were $58.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the credit facility. Interest on all outstanding borrowings under the new credit facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 200 basis point margin. Interest under the previous credit facility was based on LIBOR plus a 75 basis point margin. Interest on outstanding borrowings during the six months ended June 30, 2009 approximated 1.33% per annum. Costs associated with the new credit facility, which expires in June 2012, consisted primarily of bank and legal fees totaling $0.9 million which will be amortized over the three year facility term. The new credit facility contains various financial and other covenants. At June 30, 2009, Covance was in compliance with the terms of the new credit facility. The new credit facility is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

During the six months ended June 30, 2009, Covance’s operations provided net cash of $58.6 million, a decrease of $27.2 million from the corresponding 2008 period. The change in net operating assets used $79.0 million in cash during the six months ended June 30, 2009, primarily due to an increase in accounts receivable and a decrease in accrued incentive compensation. The change in net operating assets used $54.1 million in cash during the six months ended June 30, 2008, primarily due to an increase in unbilled services, accounts receivable and inventory and a decrease in accrued incentive compensation and accounts payable, partially offset by an increase in other accrued expenses. Covance’s ratio of current assets to current liabilities was 1.73 at June 30, 2009 and 1.60 at December 31, 2008.

Investing activities for the six months ended June 30, 2009 used $88.9 million, compared to using $139.1 million for the corresponding 2008 period. Capital spending for the first six months of 2009 totaled $70.9 million, and was primarily for the expansion of preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software. Approximately $36.2 million of capital spending in the first six months of 2009 represents expenditures primarily related to ongoing significant facility expansions and transformational information technology projects that were not placed in service at June 30, 2009. Capital spending for the corresponding 2008 period totaled $143.2 million, and was primarily for the expansion of preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software.

Investing activities for the six months ended June 30, 2009 also include Covance’s acquisition in March 2009 of 100% of the stock of Swiss Pharma Contract Ltd. (“Swiss Pharma”), and its 50-bed clinical research facility based in Basel, Switzerland, for cash payments aggregating $19.4 million ($18.6 million net of cash acquired). Transaction related costs of $0.5 million were reported as selling, general and administrative expense in the six month period ended June 30, 2009. This acquisition expanded Covance’s clinical pharmacology presence in Europe and provides access to special patient populations for Phase I/IIa clinical studies. Swiss Pharma’s assets and liabilities acquired were included in Covance’s consolidated balance sheet at March 31, 2009 based on their estimated fair value of $2.8 million on a net basis, as determined by a preliminary purchase price allocation. Intangible assets acquired were valued at $1.8 million. The remaining purchase price of $18.2 million represents goodwill. In addition to the initial cash consideration of $19.4 million, Covance accrued a liability of $3.4 million for the estimated fair value of future contingent consideration expected to be payable by Covance based upon Swiss Pharma reaching specific performance metrics over the next three years of operation. Swiss Pharma is expected to be accretive to earnings in 2009. Results of operations for Swiss Pharma are reported in Covance’s early development segment. See Note 5 to the unaudited consolidated financial statements included elsewhere in this quarterly report.

On July 29, 2009, Covance announced it entered into an agreement with Merck & Co., Inc. (“Merck”) to acquire for cash, the assets and capabilities of Merck’s Gene Expression Laboratory (“GEL”) located in Seattle, Washington.  GEL performs genomics services such as genotyping, gene sequencing and gene expression profiling.  In addition, Covance and Merck have agreed to enter into an agreement pursuant to which Merck will exclusively purchase at least $145 million of genomic analysis services from Covance over a 5-year period. This agreement will expand Covance’s footprint in the genomics testing market.

Covance expects to complete this transaction and assume responsibility for the operations in the third quarter of 2009, at which time the cash consideration will be paid.

Investing activities for the six months ended June 30, 2008 also included $3.9 million of additional proceeds received during the period from contingent consideration related to transferred backlog from the sale of Covance’s cardiac safety service offering in November 2007.

Financing activities for the six months ended June 30, 2009 and 2008 provided $5.4 million and used $80.7 million, respectively. During the six months ended June 30, 2009, Covance borrowed an additional $8.0 million under the Credit Facility. Additionally, $1.5 million in proceeds were received from the exercise of stock options and $3.7 million was received from employee contributions to the Company’s employee stock purchase plan, partially offset by $2.3 million used to purchase into treasury 58,417 shares of common stock in connection with employee benefit plans. Also, in March 2009, Covance repaid the entire $5.4 million balance of mortgage debt assumed in connection with the Swiss Pharma acquisition. During the six months ended June 30, 2008, $126.7 million was used to purchase into treasury 1,500,000 shares of common stock under the share buyback program authorized by Covance’s Board of Directors and $3.7 million was used to purchase into treasury 44,796 shares of common stock in connection with employee benefit plans; partially offset by $8.4 million in proceeds from the exercise of stock options, $3.4 million from employee contributions to the Company’s employee stock purchase plan and $2.9 million in excess tax benefits realized on the exercise of stock options.

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

In April 2009, the FASB issued FASB Staff Position 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting (“APB 28”). FSP 107-1 is effective for interim reporting periods ending after June 15, 2009 and was adopted by Covance during the quarter ended June 30, 2009. FSP 107-1 requires additional disclosure only and therefore did not impact Covance’s results of operations or financial position.  See Notes 4 and 6 to the unaudited consolidated financial statements included elsewhere in this quarterly report for information related to the fair value of Covance’s financial instruments.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of disclosure about events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by Covance during the quarter ended June 30, 2009. SFAS 165 requires additional disclosure only and therefore did not impact Covance’s results of operations or financial position.  See Note 10 to unaudited consolidated financial statements included elsewhere in this quarterly report.

Forward-Looking Statements. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the closings of the acquisition of Merck’s genomics laboratory and the divestiture of the company’s IVR service offering, the Company’s ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, fluctuations in currency exchange rates,  and other factors described in Covance’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the six months ended June 30, 2009, approximately 40% of our net revenues were derived from our operations outside the United States.  We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

Covance’s short-term investments are with major financial institutions in countries whose governments guarantee those investments (primarily in Ireland and the United Kingdom).  These short-term investments are in bank deposits and money market funds which can be readily purchased and sold using established markets.  Covance’s cash investment policy is to maximize utilization of excess cash according to the following specific criteria (in order of priority):  (1) preserve capital (minimize financial market risk); (2) maintain liquidity; (3) manage foreign exchange rate exposure (internal hedging); (4) maximize rate of return; and (5) enhance strategic relationships with select financial institutions.  Covance also has strong operating cash flow and ready access to credit available under its Credit Facility.

Item 4.  Controls and Procedures

Disclosure controls and procedures.  The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective. In connection with Covance’s focus on investing in infrastructure to enhance our ability to manage expected future growth, the Company is in the process of implementing a number of PeopleSoft® financial software modules (“PeopleSoft Financials”). Implementation began in the fourth quarter of 2008 and is expected to be substantially complete in late 2009. As the Company continues to implement PeopleSoft Financials, it expects that there will be future changes and further improvements in internal controls as a result of this implementation. During the quarter ended June 30, 2009, our central laboratory services in our late-stage development segment implemented PeopleSoft Financials, which resulted in certain changes and enhancements to the Company’s internal controls. PeopleSoft Financials, along with the internal controls over financial reporting impacted by the implementation, were tested for design effectiveness. While some processes and controls will continue to evolve as the implementation progresses, existing controls and the controls affected by the implementation of PeopleSoft Financials were evaluated as appropriate and effective. There were no other changes in the Company’s internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s early development services have in the past required continuing infrastructure expansions and acquisition of capital assets. The Company has been able to fund its capital needs largely from cash on hand and cash from operations as well as from its revolving credit facility. While the Company recently entered into a new $150.0 million revolving credit facility expiring in June 2012 to replace its previous credit facility which was due to expire on June 30, 2009, and the credit facility may be expanded to $200.0 million at the Company’s election, should the Company need access to additional funding, the turmoil in the credit markets that began in 2008 could affect the Company’s ability to do so and such funding could be at an increased cost.

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

In recent years, the United States Congress and state legislatures have considered various types of health care reform in order to control growing health care costs.  We are unable to predict what legislative proposals will be adopted in the future, if any.  Similar reform movements have occurred in Europe and Asia.

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

We derive a large portion of our net revenues from international operations. For the six months ended June 30, 2009, we derived approximately 40% of our net revenues from outside the United States. Since our financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results. For example, in the first half of 2009, the U.S. Dollar was considerably stronger against the currencies of our most significant foreign operations (The British Pound, the Swiss Franc and the Euro) than in the first half of the prior year. This strengthening of the U.S. Dollar negatively impacted Covance’s first half 2009 year over year revenue growth by approximately $56 million or 660 basis points. In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Covance was held on May 7, 2009, pursuant to notice.

Three directors were reelected to the Board of Directors with the following votes cast: Robert Barchi received 55,652,664 votes for and 1,928,575 votes were withheld; Sandra Helton received 56,764,177 votes for and 817,062 votes were withheld; Joseph Scodari received 56,762,730 votes for and 818,509 votes were withheld. At the meeting, John McCartney was newly appointed to the Board of Directors. The following directors’ terms of office as a director continued after the meeting: Kathleen Bang, Gary Costley, Joe Herring and Bradley Sheares.

The shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors with the following votes cast: 55,082,907 votes for, 2,464,205 votes against and 34,127 votes abstained.

A shareholder proposal relating to Board reports of United States Department of Agriculture citations was rejected, with 37,030,418 votes against, 3,928,811 votes for, 8,865,339 votes abstained, and 7,756,671 broker non-votes.

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

101

The following financial information from the Covance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 4, 2009, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: August 4, 2009	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board and
Joseph L. Herring	Chief Executive Officer	August 4, 2009
(Principal Executive Officer)

/s/ William E. Klitgaard	Corporate Senior Vice President and
William E. Klitgaard	Chief Financial Officer	August 4, 2009
(Principal Financial Officer)

/s/ Michele A. Kennedy	Corporate Vice President, Controller and
Michele A. Kennedy	Chief Accounting Officer	August 4, 2009
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification — Joseph L. Herring. Filed herewith.

31.2	Certification — William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — William E. Klitgaard. Filed herewith.

101

The following financial information from the Covance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 4, 2009, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Furnished electronically herewith.