Form 10-Q
period 2009-09-30
COVANCE INC
filed 2009-11-02
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 23, 2009, the Registrant had 64,028,492 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended September 30, 2009

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(Dollars in thousands)	September 30,	December 31,
	2009	2008
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$266,248	$221,334
Accounts receivable	291,225	228,951
Unbilled services	111,919	112,719
Inventory	79,276	68,206
Deferred income taxes	17,604	15,029
Prepaid expenses and other current assets	92,532	91,451
Total Current Assets	858,804	737,690
Property and equipment, net	919,170	860,957
Goodwill, net	126,999	105,486
Other assets	50,081	48,955
Total Assets	$1,955,054	$1,753,088

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$36,554	$41,887
Accrued payroll and benefits	103,564	104,607
Accrued expenses and other current liabilities	76,283	86,521
Unearned revenue	181,436	162,556
Short-term debt	25,000	50,000
Income taxes payable	45,440	14,224
Total Current Liabilities	468,277	459,795
Deferred income taxes	51,854	51,385
Other liabilities	52,689	47,059
Total Liabilities	572,820	558,239
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock – Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 76,203,787 and 75,447,578 shares issued and outstanding, including those held in treasury, at September 30, 2009 and December 31, 2008, respectively	762	754
Paid-in capital	579,414	551,598
Retained earnings	1,263,916	1,129,569
Accumulated other comprehensive income (loss)	13,748	(13,975)
Treasury stock at cost (12,212,494 and 12,150,495 shares at September 30, 2009 and December 31, 2008, respectively)	(475,606)	(473,097)
Total Stockholders’ Equity	1,382,234	1,194,849
Total Liabilities and Stockholders’ Equity	$1,955,054	$1,753,088

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Net revenues	$475,284	$440,109	$1,382,569	$1,289,453
Reimbursable out-of-pocket expenses	18,440	27,263	68,887	73,779
Total revenues	493,724	467,372	1,451,456	1,363,232

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	324,311	287,804	939,246	848,018
Reimbursable out-of-pocket expenses	18,440	27,263	68,887	73,779
Selling, general and administrative (excluding depreciation and amortization)	69,526	64,850	203,049	189,109
Depreciation and amortization	23,649	17,493	66,536	52,172
Total costs and expenses	435,926	397,410	1,277,718	1,163,078
Income from operations	57,798	69,962	173,738	200,154

Other (income) expense, net:
Interest income	(303)	(1,916)	(1,019)	(6,689)
Interest expense	484	385	1,277	1,061
Foreign exchange transaction (gain) loss, net	(903)	730	(108)	(816)
Gain on sale of businesses	(9,026)	—	(9,681)	(3,927)
Other income, net	(9,748)	(801)	(9,531)	(10,371)
Income before taxes and equity investee earnings	67,546	70,763	183,269	210,525
Taxes on income	16,650	20,167	49,050	61,220
Equity investee earnings	166	511	128	1,777
Net income	$51,062	$51,107	$134,347	$151,082

Basic earnings per share	$0.80	$0.81	$2.11	$2.40
Weighted average shares outstanding - basic	63,895,975	63,055,229	63,768,728	63,065,488

Diluted earnings per share	$0.79	$0.80	$2.09	$2.36
Weighted average shares outstanding – diluted	64,472,572	63,994,532	64,235,983	64,052,224

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	Nine Months Ended September 30
(Dollars in thousands)	2009	2008

Cash flows from operating activities:
Net income	$134,347	$151,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,536	52,172
Non-cash compensation expense associated with employee benefit and stock compensation plans	20,295	19,190
Deferred income tax benefit	(2,981)	(5,623)
Gain on sale of businesses	(9,681)	(3,927)
Loss on sale of property and equipment	838	795
Equity investee earnings	(128)	(1,777)
Changes in operating assets and liabilities, net of businesses acquired and sold:
Accounts receivable	(61,341)	(23,104)
Unbilled services	1,342	(15,125)
Inventory	(11,070)	(12,856)
Accounts payable	(5,426)	12,425
Accrued liabilities	(12,518)	(5,818)
Unearned revenue	18,770	831
Income taxes payable	31,494	11,322
Other assets and liabilities, net	3,658	(6,361)
Net cash provided by operating activities	174,135	173,226
Cash flows from investing activities:
Capital expenditures	(98,020)	(206,179)
Acquisition of businesses, net of cash acquired	(28,370)	—
Proceeds from sale of businesses	10,373	3,927
Other, net	26	366
Net cash used in investing activities	(115,991)	(201,886)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(25,000)	23,000
Payment of debt assumed upon acquisition of business	(5,431)	—
Stock issued under employee stock purchase and option plans	7,251	29,158
Purchase of treasury stock	(2,509)	(130,604)
Net cash used in financing activities	(25,689)	(78,446)

Effect of exchange rate changes on cash	12,459	(3,285)
Net change in cash and cash equivalents	44,914	(110,391)

Cash and cash equivalents, beginning of period	221,334	319,485

Cash and cash equivalents, end of period	$266,248	$209,094

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2008, 2007, and 2006 included in our Annual Report on Form 10-K for the year ended December 31, 2008.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

These unaudited consolidated financial statements include the accounts of all entities controlled by Covance. All significant intercompany accounts and transactions are eliminated.  The equity method of accounting is used for investments in affiliates in which Covance owns between 20 and 50 percent and does not have the ability to exercise control.  For investments in which Covance owns less than 20 percent and does not have the ability to exercise significant influence over operating or financial decisions of the investee, the cost method of accounting is applied.  Where the fair value of the shares of the cost method investee are readily available, Covance accounts for such investments as available-for-sale securities. See Note 4.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $51.0 million and $52.7 million at September 30, 2009 and December 31, 2008, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2008 did not identify any instances of impairment and there were no events through September 30, 2009 that warranted a reconsideration of our impairment test results.

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

September 30, 2009 and 2008

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.  Components of the reserve are classified as either a current or long-term liability in the consolidated balance sheet based on when the Company expects each of the items to be settled.  Covance records interest and penalties accrued in relation to unrecognized tax benefits as a component of income tax expense.

As of September 30, 2009, the balance of the reserve for unrecognized tax benefits was $10.3 million, including accrued interest of $1.1 million, and is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  As of December 31, 2008, the balance of the reserve for unrecognized tax benefits was $11.9 million, including accrued interest of $1.2 million, of which $3.3 million was recorded as a current liability in accrued expenses and other current liabilities, and $8.6 million was recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits.  During the third quarter of 2009, the Company recorded a $2.1 million net reduction to the reserve for unrecognized tax benefits due to the completion of an income tax audit and the recognition of previously unrecognized tax benefits in jurisdictions where the period of review of filings has expired.  Partially offsetting this reduction was the accrual of additional interest

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

on matters still outstanding.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes. The balance of this reserve at both September 30, 2009 and December 31, 2008 is $0.9 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of September 30, 2009.

Comprehensive Income

Covance’s total comprehensive income represents net income plus the change in the cumulative translation adjustment equity account for the periods presented. For the three and nine months ended September 30, 2009, comprehensive income also includes the increase in the unrealized gain on available-for-sale securities of $0.7 million and $0.6 million, net of tax, respectively, resulting from the change in the classification of Covance’s minority equity investment in BioClinica, Inc. to an available-for-sale security in the fourth quarter of 2008. Total comprehensive income was $63.3 million and $23.3 million for the three months ended September 30, 2009 and 2008, respectively, and $162.1 million and $139.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Reimbursable Out-of-Pocket Expenses

As discussed in Note 2 “Prepaid Expenses and Other Current Assets”, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs for which the Company is reimbursed at cost, without mark-up or profit.  Amounts paid to volunteers and other out-of-pocket costs are reflected in operating expenses, while the reimbursements received are reflected in revenues in the consolidated statements of income.  Covance excludes from revenue and expense in the consolidated statements of income fees paid to investigators and the associated reimbursement since Covance acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.

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

September 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

Defined Benefit Pension Plans

The Company sponsors various pension and other post-retirement benefit plans. These plans are described more fully in Note 7 herein and Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The measurement of the related benefit obligations and the net periodic benefit costs recorded each year are based upon actuarial computations, which require management’s judgment as to certain assumptions. These assumptions include the discount rates to use in computing the present value of the benefit obligations and the net periodic benefit costs, the expected future rate of salary increases (for pay-related plans) and the expected long-term rate of return on plan assets (for funded plans). The discount rates are derived based on a hypothetical yield curve represented by a series of annualized individual discount rates. The expected long-term rate of return on plan assets is based on the target asset allocation and the average expected rate of growth for the asset classes invested. The average expected rate of growth is derived from a combination of historic returns, current market indicators, the expected risk premium for each asset class and the opinion of professional advisors.  Effective December 31, 2008, liabilities related to all of Covance’s pension and other post-retirement plans are now measured as of December 31.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.  The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued; computed under the treasury stock method.

In computing diluted EPS for the three months ended September 30, 2009 and 2008, the denominator was increased by 576,597 shares and 939,303 shares, respectively, and for the nine months ended September 30, 2009 and 2008, the denominator was increased by 467,255 shares and 986,736 shares, respectively, representing the dilutive effect of stock options outstanding at September 30, 2009 and 2008 with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended September 30, 2009 were options to purchase 771,176 shares of common stock at prices ranging from $56.18 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the nine months ended September 30, 2009 were options to purchase 851,459 shares of common stock at prices ranging from $44.91 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended September 30, 2008 were options to purchase 2,730 shares of common stock at a price of $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the nine months ended September 30, 2008 were options to purchase 3,978 shares of common stock at prices ranging from $87.33 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the nine month periods ended September 30, 2009 and 2008 was $1.0 million and $0.9 million, respectively. Cash paid for income taxes for the nine month periods ended September 30, 2009 and 2008 totaled $25.3 million and $44.5 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the nine months ended September 30, 2009 and 2008 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $0.1 million and $7.2 million, respectively (a corresponding cash inflow of $0.1 million and $7.2 million, respectively, has been included in financing cash flows).

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 10.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

3.  Treasury Stock

In February 2007, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance’s stock repurchase program.  At September 30, 2009, there are approximately 0.8 million shares remaining for purchase under the 2007 authorization.  Covance also reacquires shares of its common stock in connection with certain employee benefit plans primarily when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.  The following table sets forth the treasury stock activity during the nine month periods ended September 30, 2009 and 2008.

	Nine Months Ended September 30
	2009		2008
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$—	—	$126,709	1,500.0
Employee benefit plans	2,509	62.0	3,895	46.7
Total	$2,509	62.0	$130,604	1,546.7

4.  Equity Investments

In December 2008, Covance acquired a minority equity position (less than 20%) in Caprion Proteomics (“Caprion”), a privately held company headquartered in Montreal, Canada for a total cost of $3.1 million. Caprion is a leading provider of proteomics-based services to the pharmaceutical industry. Under the terms of the agreement, Covance serves as the exclusive contract research organization distributor of Caprion’s proteomic biomarker services and Caprion serves as Covance’s exclusive proteomic discovery provider. As Covance owns less than a 20% interest in Caprion and does not exercise significant influence over the operating or financial decisions of Caprion, the investment is accounted for under the cost method.  This investment is included in other assets on the consolidated balance sheet.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment.  This investment is reflected in other assets on the consolidated balance sheet. During the three and nine  month periods ended September 30, 2009, Covance recognized $0.2 million and $0.1 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at September 30, 2009. During the three and nine month periods ended September 30, 2008, Covance recognized $0.3 million and $1.3 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at September 30, 2008. The carrying value of Covance’s investment in Noveprim at September 30, 2009 and December 31, 2008 was $22.4 million and $23.4 million, respectively.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

Covance has a minority equity position (less than 20%) in BioClinica, Inc. (“BIOC”) (Nasdaq GM:BIOC), formerly known as Bio Imaging Technologies, Inc.  BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  During the three and nine month periods ended September 30, 2008, Covance recognized income of $0.2 million and $0.5 million, respectively, representing its pro rata share of BIOC’s earnings. In the fourth quarter of 2008, Covance suspended the use of the equity method of accounting as its ownership interest in BIOC fell below 20% and it could no longer exercise significant influence over BIOC’s operations. In the fourth quarter of 2008, Covance began accounting for its investment in BIOC as an available-for-sale security. The carrying value of Covance’s investment in BIOC as of September 30, 2009 and December 31, 2008 was $9.7 million and $8.6 million, respectively, as determined based on quoted market prices in an active market. The $1.0 million increase in the carrying value of the investment results in a $0.7 million increase in the unrealized gain on investment, net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. Accordingly, the balance in the unrealized gain on investment at September 30, 2009 and December 31, 2008 was $5.0 million and $4.4 million, net of tax, respectively.

5.  Acquisitions and Divestitures

In August 2009, Covance acquired certain assets and capabilities of Merck & Co., Inc.’s (“Merck”) Gene Expression Laboratory (“GEL”) located in Seattle, Washington for $9.75 million in cash. Transaction related costs of $0.7 million were included in selling, general and administrative expense in the period incurred.  This acquisition expands Covance’s footprint in the genomics testing market and adds capabilities in genomics testing and personalized medicine. The assets acquired consisted of property and equipment and were included in Covance’s consolidated balance sheet at September 30, 2009 based on their estimated fair value of $6.4 million, as determined by a preliminary purchase price allocation, using available information and making assumptions management believes are reasonable, and is subject to finalization. The remaining purchase price of $3.3 million represents goodwill, resulting primarily from the benefits derived from the assembled GEL workforce.  The goodwill recognized is expected to be deductible for tax purposes. Results of operations for GEL are reported in Covance’s early development segment. Covance and Merck also entered into an agreement pursuant to which Merck will purchase at least $145.0 million of genomic analysis services from Covance over a five year period.

In August 2009, Covance sold its IVR service offering, part of Covance’s late-stage development segment, to Phase Forward for net cash proceeds totaling $9.7 million and recorded a pre-tax gain of $9.0 million ($5.9 million after tax) on the sale.  In addition, Covance and Phase Forward entered into a five-year marketing agreement under which Covance will receive a referral fee for providing Phase Forward’s IVR services to its clients.

In March 2009, Covance acquired 100% of the stock of Swiss Pharma Contract Ltd. (“Swiss Pharma”), and its 50-bed clinical research facility based in Basel, Switzerland, for cash payments aggregating $19.4 million ($18.6 million net of cash acquired). Additionally, Covance repaid the entire $5.4 million balance of mortgage debt assumed in the Swiss Pharma acquisition. Transaction related costs of $0.5 million were included in selling, general & administrative expense in the period incurred. This acquisition expands Covance’s clinical pharmacology presence in Europe and provides access to special patient populations for Phase I/IIa clinical studies. Swiss Pharma’s assets and liabilities acquired were included in the consolidated balance sheet at March 31, 2009 based on their estimated fair value as determined in a preliminary purchase price allocation. Results of operations for Swiss Pharma are reported in Covance’s early development segment.   In addition to the initial cash consideration of $19.4 million, Covance accrued a liability of $3.4 million for the estimated fair value of future contingent consideration expected to be payable by Covance based upon Swiss Pharma reaching specific performance metrics over the next three years of operation. The potential contingent consideration in this transaction ranges from zero to $4.6 million and is payable in three annual installments based upon operational performance in 2009, 2010 and 2011. The table below summarizes the preliminary purchase price allocation for the Swiss Pharma acquisition:

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2009 and 2008

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

In October 2008, Covance acquired certain assets from Eli Lilly and Company (“Lilly”) for cash payments totaling $51.6 million (including transaction related costs of $1.6 million). The acquired assets consisted of 450-acres of Lilly’s early drug development campus (land, buildings and equipment) located in Greenfield, Indiana (“Greenfield”). In addition, Covance and Lilly entered into a 10-year agreement with a minimum value of $1.6 billion pursuant to which Covance will provide Lilly a broad range of drug development services. The results of operations for Greenfield and the acquired assets, which are a part of Covance’s early development segment, are included in Covance’s consolidated financial statements beginning in October 2008.

In November 2007, Covance sold its centralized ECG business (“Cardiac Safety Services”), part of Covance’s late-stage development segment, to eResearchTechnology Inc. (“eRT”) for initial cash proceeds of $35.2 million and a pre-tax gain of $6.6 million ($4.1 million after tax). Simultaneously therewith, Covance entered into a ten year marketing agreement with eRT under which Covance will continue to offer its clients cardiac safety services. During the three months ended September 30, 2009 and 2008, there were no additional proceeds from this sale reflecting contingent consideration related to transferred backlog and therefore no additional pre-tax gain was recognized in this period.  During the nine months ended September 30, 2009 and 2008, Covance received additional proceeds from this sale reflecting contingent consideration related to transferred backlog and recognized an additional pre-tax gain of $0.7 million and $3.9 million ($0.4 million, $2.6 million after tax), respectively. Covance may receive up to $7.4 million in additional future contingent consideration relating to transferred backlog and revenues generated by eRT from new contracts secured under the first three years of the marketing agreement. In addition, Covance expects to receive referral fees during the term of the long-term marketing agreement.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

6.  Short-Term Debt

On June 16, 2009, Covance entered into a new $150.0 million revolving credit facility (the “Credit Facility”) which replaced its credit facility which was due to expire on June 30, 2009. The Credit Facility may be expanded to $200.0 million at Covance’s election.  At September 30, 2009, there were $25.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the Credit Facility. At December 31, 2008, there were $50.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the previous credit facility.  Costs associated with the Credit Facility, which expires in June 2012, consisted primarily of bank and legal fees totaling $0.9 million which are being amortized over the three year facility term.  Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 200 basis point margin. Interest on all outstanding borrowings under the previous credit facility was based upon LIBOR plus a 75 basis point margin. Interest on outstanding borrowings approximated 2.32% and 1.59% per annum during the three and nine months ended September 30, 2009, respectively.  Interest on outstanding borrowings approximated 3.23% and 3.33% per annum during the three and nine months ended September 30, 2008, respectively.  The carrying value of amounts drawn under the Credit Facility approximate fair value based on their short-term nature and the indexed interest rate. The Credit Facility contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries. At September 30, 2009, Covance was in compliance with the terms of the Credit Facility.

7.  Defined Benefit Plans

Covance sponsors various pension and other post-retirement benefit plans.

Defined Benefit Pension Plans

Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies.  Benefit amounts for all three plans are based upon years of service and compensation.  The German plan is unfunded while the United Kingdom plans are funded.  Covance’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements.  Pension plan assets are administered by the plans’ trustees and are principally invested in equity and debt securities.  The components of net periodic pension expense for these plans for the three and nine month periods ended September 30, 2009 and 2008 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended September 30		Three Months Ended September 30
	2009	2008	2009	2008
Components of Net Periodic Pension Cost:
Service cost	$822	$1,268	$143	$136
Interest cost	1,880	1,897	149	127
Expected return on plan assets	(1,973)	(2,153)	—	—
Amortization of net actuarial loss	304	294	1	11
Participant contributions	(505)	(484)	—	—
Net periodic pension cost	$528	$822	$293	$274

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.25%	5.50%	6.25%	5.60%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.25%	4.25%	3.00%	3.00%

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

	United Kingdom Plans		German Plan
	Nine Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Components of Net Periodic Pension Cost:
Service cost	$2,383	$4,030	$413	$428
Interest cost	5,448	6,035	428	404
Expected return on plan assets	(5,718)	(6,847)	—	—
Amortization of net actuarial loss	881	931	4	36
Participant contributions	(1,463)	(1,542)	—	—
Net periodic pension cost	$1,531	$2,607	$845	$868

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.25%	5.50%	6.25%	5.60%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.25%	4.25%	3.00%	3.00%

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance.  Benefit amounts are based upon years of service and compensation of the participating employees.  The components of net periodic pension cost for the three and nine month periods ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Components of Net Periodic Pension Cost:
Service cost	$425	$309	$1,274	$926
Interest cost	149	217	447	651
Amortization of prior service credit	(30)	(30)	(89)	(89)
Amortization of net actuarial loss	—	27	—	80
Net periodic pension cost	$544	$523	$1,632	$1,568

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.00%	5.50%	6.00%	5.50%
Salary increases	4.00%	4.00%	4.00%	4.00%

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.  The components of net periodic post-retirement benefits cost for the three and nine month periods ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2009		2008		2009		2008
Components of Net Periodic Post-retirement Benefits Cost:
Service cost	$28		$38		$84		$115
Interest cost	82		82		246		244
Net periodic post-retirement benefits cost	$110		$120		$330		$359

Assumptions Used to Determine Net Periodic Post- retirement Benefit Cost:
Discount rate	6.00%		5.50%		6.00%		5.50%
Health care cost trend rate	8.00	%(a)	9.00	%(a)	8.00	%(a)	9.00	%(a)

(a) decreasing to ultimate trend of 5.00% in 2014

8.  Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In May 2007, Covance’s shareholders approved the 2007 Employee Equity Participation Plan (the “2007 EEPP”) in replacement of the 2002 Employee Equity Participation Plan (the “2002 EEPP”). Effective upon approval of the 2007 EEPP, no further grants or awards were permitted under the 2002 EEPP. Shares remaining for grant under the 2002 EEPP are available for grant under the 2007 EEPP. In addition, the Covance Board of Directors directed that, effective May 3, 2007, no further grants would be permitted under the 2002 Employee Stock Option Plan (the “2002 ESOP”) and, unlike the 2002 EEPP, shares remaining for grant under the 2002 ESOP are not available for grant under the 2007 EEPP. The 2007 EEPP became effective on May 3, 2007 and will expire on May 2, 2017.  The 2007 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2007 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant equity interest.  The 2007 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination.  The exercise period for stock options granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant. Generally, options vest over a three year period for senior executives and over a two or three year period for all other optionees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2007 EEPP totaled approximately 1.6 million plus approximately 3.3 million shares remaining available under the 2002 EEPP at the time the 2007 EEPP was approved. All stock option grants under the 2002 EEPP remaining outstanding are now administered in accordance with the provisions of the 2002 EEPP out of shares issuable under the 2007 EEPP. The Company issues authorized but previously unissued shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights or grants of options to purchase common stock or stock awards to consultants of Covance or employees or consultants of entities in which Covance has a controlling or significant equity interest under the 2002 ESOP, the 2002 EEPP or the 2007 EEPP. At September 30, 2009 there were approximately 2.8 million shares remaining available for

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

option grants or stock awards under the 2007 EEPP, up to 0.9 million of which are available for issuance as stock awards.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Expected stock price volatility	36%	39%	36%	39%
Risk free interest rate(s)	0.3% - 2.6%	1.9% - 3.7%	0.3% - 2.6%	1.9% - 3.7%
Expected life of options (years)	4.6	4.4	4.6	4.4

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

Results of operations for the three month period ended September 30, 2009 include total stock-based compensation expense of $7.1 million ($4.8 million net of tax benefit of $2.3 million), $3.1 million of which has been included in cost of revenue and $4.0 million of which has been included in selling, general and administrative expenses.  Results of operations for the nine month period ended September 30, 2009 include total stock-based compensation expense of $20.3 million ($13.8 million net of tax benefit of $6.5 million), $8.5 million of which has been included in cost of revenue and $11.8 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended September 30, 2008 include total stock-based compensation expense of $6.7 million ($4.5 million net of tax benefit of $2.2 million), $2.5 million of which has been included in cost of revenue and $4.2 million of which has been included in selling, general and administrative expenses. Results of operations for the nine month period ended September 30, 2008 include total stock-based compensation expense of $19.3 million ($13.0 million net of tax benefit of $6.3 million), $7.3 million of which has been included in cost of revenue and $12.0 million of which has been included in selling, general and administrative expenses.

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2009 and 2008

(dollars in thousands, unless otherwise indicated)

Segment revenues, operating income and total assets for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended September 30, 2009
Total revenues from external customers	$196,409	$278,875	$18,440	(a)	$493,724
Operating income	$22,434	$68,876	$(33,512	)(b)	$57,798
Total assets	$1,194,838	$608,634	$151,582	(c)	$1,955,054

Three months ended September 30, 2008
Total revenues from external customers	$215,390	$224,719	$27,263	(a)	$467,372
Operating income	$54,846	$44,272	$(29,156	)(b)	$69,962
Total assets	$1,081,422	$480,607	$92,877	(c)	$1,654,906

Nine months ended September 30, 2009
Total revenues from external customers	$588,681	$793,888	$68,887	(a)	$1,451,456
Operating income	$76,677	$190,725	$(93,664	)(b)	$173,738
Total assets	$1,194,838	$608,634	$151,582	(c)	$1,955,054

Nine months ended September 30, 2008
Total revenues from external customers	$630,554	$658,899	$73,779	(a)	$1,363,232
Operating income	$159,640	$126,146	$(85,632	)(b)	$200,154
Total assets	$1,081,422	$480,607	$92,877	(c)	$1,654,906

(a)	Represents revenues associated with reimbursable out-of-pocket expenses.
(b)	Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense).
(c)	Represents corporate assets.

10.  Subsequent Events

Covance completed an evaluation of the impact of any subsequent events through November 2, 2009, the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided.  We do not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which we have earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the three and nine months ended September 30, 2009, we did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.  Components of the reserve are classified as either a current or long-term liability in the consolidated balance sheet based on when the Company expects each of the items to be settled.  Covance records interest and penalties accrued in relation to unrecognized tax benefits as a component of income tax expense.

As of September 30, 2009, the balance of the reserve for unrecognized tax benefits was $10.3 million, including accrued interest of $1.1 million, and is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits.   During the third quarter of 2009, the Company recorded a $2.1 million net reduction to the reserve for unrecognized tax benefits due to the completion of an income tax audit and the recognition of previously unrecognized tax benefits in jurisdictions where the period of review of filings has expired.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes.  The balance of this reserve at September 30, 2009 is $0.9 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of September 30, 2009.

Stock-Based Compensation. The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees. These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 8 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Expected stock price volatility	36%	39%	36%	39%
Risk free interest rate(s)	0.3% - 2.6%	1.9% - 3.7%	0.3% - 2.6%	1.9% - 3.7%
Expected life of options (years)	4.6	4.4	4.6	4.4

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.  Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2008 did not identify any instances of impairment and there were no events through September 30, 2009 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At September 30, 2009, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $31.9 million.

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

Results of Operations

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008.  Net revenues totaling $475.3 million for the three months ended September 30, 2009 increased 8.0%, or 11.1% excluding the unfavorable impact of foreign exchange rate variances between both periods, as compared to $440.1 million for the corresponding 2008 period. Net revenues from Covance’s early development segment declined 8.8%, or 5.5% excluding the unfavorable impact of foreign exchange rate variances between both periods. Softness in the early development segment was driven by an 11.0% decrease in net revenues in our preclinical laboratory services, resulting from lower levels of study activity, delays of scheduled study starts and lower pricing, as we continued to experience lower market demand from our biopharmaceutical clients across many of our early development service offerings. Net revenues from Covance’s late-stage development segment grew 24.1%, or 27.0% excluding the unfavorable impact of foreign exchange rate variances between both periods. Growth was broad based across the late-stage development segment, led by continued strong performance in our central laboratory services, where net revenues grew 39.1% on increased investigator and patient enrollment and an overall higher level of study activity. Also driving growth in the late-stage development segment was continued strong performance in our clinical development services, where net revenues grew 11.5% on increased study activity.

Cost of revenue increased 12.7% to $324.3 million or 68.2% of net revenues for the three months ended September 30, 2009 as compared to $287.8 million or 65.4% of net revenues for the corresponding 2008 period. Gross margins decreased by 280 basis points to 31.8% for the three months ended September 30, 2009 from 34.6% for the corresponding 2008 period as softness in early development net revenues more than offset strength in late-stage development net revenues.

Overall, selling, general and administrative expenses increased 7.2% to $69.5 million or 14.6% of net revenues for the three months ended September 30, 2009 from $64.9 million or 14.7% of net revenues for the corresponding 2008 period.

Depreciation and amortization increased 35.2% to $23.6 million or 5.0% of net revenues for the three months ended September 30, 2009 from $17.5 million or 4.0% of net revenues for the corresponding 2008 period primarily as a result of the commencement of depreciation of assets placed into service in 2009 upon the completion of several large facility construction projects and generally higher levels of capital spending related to other assets placed into service over the last year.

Income from operations decreased 17.4% to $57.8 million or 12.2% of net revenues for the three months ended September 30, 2009 from $70.0 million or 15.9% of net revenues for the corresponding 2008 period.

Income from operations from Covance’s early development segment for the three months ended September 30, 2009 decreased 59.1% or $32.4 million to $22.4 million as compared to $54.8 million for the corresponding 2008 period. As a percentage of net revenues, early development income from operations declined from 25.5% of early development net revenues in the three months ended September 30, 2008 to 11.4% in the corresponding 2009 period. During the three month period ended September 30, 2009, the primary drivers of the reduction in operating income were the softness in pre-clinical net revenues explained above, together with start-up losses in our new Chandler, Arizona pre-clinical facility, which opened in late March 2009, and staffing levels above current demand.

Income from operations from Covance’s late-stage development segment for the three months ended September 30, 2009 increased 55.6% or $24.6 million to $68.9 million as compared to $44.3 million for the corresponding 2008 period. Excluding the unfavorable impact of foreign exchange rate variances between both periods, late-stage development income from operations increased 58.8% or $26.0 million as compared to the corresponding 2008 period. As a percentage of net revenues, late-stage development income from operations increased 500 basis points from 19.7% of late-stage development net revenues in the three month period ended September 30, 2008 to 24.7% of net revenues in the corresponding 2009 period, driven by strength in central laboratory and clinical development revenues explained above, coupled with increased efficiency gained from leveraging existing support functions across a larger base of revenues.

Corporate expense increased $4.4 million to $33.5 million or 7.1% of net revenues for the three months ended September 30, 2009 as compared to $29.2 million or 6.6% of net revenues for the corresponding 2008 period, driven by investments to provide strategic partnering and integrated services, as well as investments in our infrastructure to enhance our ability to manage future growth.  Also, included in corporate expense is stock-based compensation expense of $7.1 million or 1.5% of net revenues for the three months ended September 30, 2009, an increase of $0.4 million as compared to $6.7 million or 1.5% of net revenues for the corresponding 2008 period.

Other income, net increased $8.9 million to $9.7 million for the three months ended September 30, 2009, as compared to $0.8 million in the corresponding 2008 period, primarily due to the $9.0 million pre-tax gain on the sale of Covance’s Interactive Voice & Web Response (“IVR”) service offering in the third quarter of 2009.  Net foreign exchange transaction gains were $0.9 million during the 2009 period, as compared to foreign exchange transaction losses of $0.7 million in the corresponding 2008 period.  Partially offsetting these gains was a $1.6 million decrease in interest income as compared to the prior year period due to lower interest rates on invested cash balances.

Covance’s effective tax rate for the three months ended September 30, 2009 was 24.6% compared to 28.5% for the corresponding 2008 period.  The 2009 period includes a $2.1 million tax benefit resulting from the completion of an income tax audit and the recognition of previously unrecognized tax benefits in jurisdictions where the period of review of filings has expired, which favorably impacted the effective tax rate by approximately 300 basis points.  The remainder of the year-over-year decrease in Covance’s effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, the tax impact of the gain on the sale of IVR, and tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the three month periods ended September 30, 2009 and 2008, Covance recognized a gain of $0.2 million, and $0.3 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at the end of each period.

Covance has a minority equity position (less than 20%) in BioClinica, Inc. (“BIOC”), formerly known as Bio Imaging Technologies, Inc. BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the three month period ended September 30, 2008, Covance recognized income of $0.2 million representing its pro rata share of BIOC’s earnings. In the fourth quarter of 2008, Covance suspended the use of the equity method of accounting for its investment in BIOC as its ownership interest fell below 20% and it could no longer exercise significant influence over BIOC’s operations.  In the fourth quarter of 2008, Covance began accounting for its investment in BIOC as an available-for-sale security.  Accordingly, Covance no longer records in equity earnings its pro-rata share of BIOC results but rather, reflects the fair value of its investment in BIOC on its consolidated balance sheet. See Note 4 to the unaudited consolidated financial statements included elsewhere in this quarterly report.

Net income for each of the three month periods ended September 30, 2009 and 2008 was $51.1 million.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008.  Net revenues totaling $1.38 billion for the nine months ended September 30, 2009 increased 7.2%, or 12.6% excluding the unfavorable impact of foreign exchange rate variances between both periods, as compared to $1.29 billion for the corresponding 2008 period. Net revenues from Covance’s early development segment decreased 6.6%, or 1.5% excluding the unfavorable impact of foreign exchange rate variances between both periods. Softness in the early development segment was driven by an 8.2% decrease in net revenues in our preclinical laboratory services, resulting from lower levels of study activity, delays of scheduled study starts and lower pricing, as we have experienced lower market demand from our biopharmaceutical clients across many of our service offerings.  Net revenues from Covance’s late-stage development segment grew 20.5%, or 26.2% excluding the unfavorable impact of foreign exchange rate variances between both periods. Growth was broad based across the late-stage development segment, led by strong performance in our central laboratory services, where net revenues grew 29.2% on increased investigator and patient enrollment and overall higher level of study activity. Also driving growth in the late-stage development segment was a strong performance in our clinical development services, where net revenues grew 10.1% on increased study activity, and improved performance in our market access services, where net revenues grew 29.2%.

Cost of revenue increased 10.8% to $939.2 million or 67.9% of net revenues for the nine months ended September 30, 2009 as compared to $848.0 million or 65.8% of net revenues for the corresponding 2008 period. Gross margins decreased by 210 basis points to 32.1% for the nine months ended September 30, 2009 from 34.2% for the corresponding 2008 period as softness in early development net revenues more than offset strength in late-stage development net revenues.

Overall, selling, general and administrative expenses increased 7.4% to $203.0 million for the nine months ended September 30, 2009 from $189.1 million for the corresponding 2008 period. Selling, general and administrative expenses were 14.7% of net revenues in each of the nine month periods ended September 30, 2009 and 2008.

Depreciation and amortization increased 27.5% to $66.5 million or 4.8% of net revenues for the nine months ended September 30, 2009 from $52.2 million or 4.0% of net revenues for the corresponding 2008 period as a result of the commencement of depreciation of assets placed into service during 2009 upon the completion of several large facility construction projects and generally higher levels of capital spending related to other assets placed into service over the last year.

Income from operations decreased 13.2% to $173.7 million or 12.6% of net revenues for the nine months ended September 30, 2009 from $200.2 million or 15.5% of net revenues for the corresponding 2008 period.

Income from operations from Covance’s early development segment for the nine months ended September 30, 2009 decreased 52.0% or $83.0 million to $76.7 million as compared to $159.6 million for the corresponding 2008 period. As a percentage of net revenues, early development income from operations declined from 25.3% of early development net revenues in the nine months ended September 30, 2008 to 13.0% in the corresponding 2009 period. During the nine month period ended September 30, 2009, the softness in pre-clinical net revenues explained above, coupled with start-up losses in our new Chandler, Arizona pre-clinical facility, staffing levels above current demand levels, and the launch and growth of our service offerings at the Greenfield, Indiana site purchased from Eli Lilly in the fourth quarter of 2008 were the primary drivers of the reduction in operating income.

Income from operations from Covance’s late-stage development segment for the nine months ended September 30, 2009 increased 51.2% or $64.6 million to $190.7 million as compared to $126.1 million for the corresponding 2008 period. As a percentage of net revenues, late-stage development income from operations increased 490 basis points from 19.1% of late-stage development net revenues in the nine month period ended September 30, 2008 to 24.0% of net revenues in the corresponding 2009 period, driven by the strength in central laboratory, clinical development and market access services net revenues explained above, coupled with increased efficiency gained from leveraging existing support functions across a larger base of revenues.

Corporate expense increased $8.0 million to $93.7 million or 6.8% of revenue for the nine months ended September 30, 2009 from $85.6 million or 6.6% of revenue for the corresponding 2008 period, driven by investments in our infrastructure to enhance our ability to manage future growth. Also included in corporate expense is stock-based compensation expense of $20.3 million or 1.5% of net revenues for the nine months ended September 30, 2009, an increase of $1.0 million as compared to $19.3 million or 1.5% of net revenues for the corresponding 2008 period.

Other income, net decreased $0.8 million to $9.5 million for the nine months ended September 30, 2009 as compared to $10.4 million for the corresponding 2008 period. The 2009 period included a $9.0 million pre-tax gain on the sale of Covance’s IVR service offering and a $0.7 million pre-tax gain from the receipt of contingent consideration on transferred backlog on the November 2007 sale of Covance’s cardiac safety service offering.  The 2008 period included a $3.9 million pre-tax gain from the receipt of contingent consideration on transferred backlog on the sale of our cardiac safety service offering.   Interest income decreased $5.7 million as compared to the prior period due to lower interest rates on lower invested cash balances.  Net foreign exchange transaction gains decreased by $0.7 million compared to the corresponding 2008 period.

Covance’s effective tax rate for the nine months ended September 30, 2009 was 26.8% compared to 29.1% for the corresponding 2008 period.  The 2009 period includes a $2.1 million tax benefit resulting from the completion of an income tax audit and the recognition of previously unrecognized tax benefits in jurisdictions where the period of review of filings has expired, which favorably impacted the effective tax rate by approximately 100 basis points.  The remainder of the year-over-year decrease in Covance’s effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, the tax impact of gains on the sale of businesses, and tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the nine month periods ended September 30, 2009 and 2008, Covance recognized $0.1 million and $1.3 million respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at the end of each period.

Covance has a minority equity position (less than 20%) in BioClinica, Inc. (“BIOC”), formerly known as Bio Imaging Technologies, Inc. BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the nine month period ended September 30, 2008, Covance recognized income of $0.5 million representing its pro rata share of BIOC’s earnings. In the fourth quarter of 2008, Covance suspended the use of the equity method of accounting for its investment in BIOC as its ownership interest fell below 20% and it could no longer exercise significant influence over BIOC’s operations. In the fourth quarter of 2008, Covance began accounting for its investment in BIOC as an available-for-sale security.  Accordingly, Covance no longer records in equity earnings its pro-rata share of BIOC results but rather, reflects the fair value of its investment in BIOC on its consolidated balance sheet. See Note 4 to the unaudited consolidated financial statements included elsewhere in this quarterly report.

Net income of $134.3 million for the nine months ended September 30, 2009 decreased $16.7 million or 11.1% as compared to $151.1 million for the corresponding 2008 period.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2009 and December 31, 2008 were $266.2 million and $221.3 million, respectively. Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions in countries whose governments guarantee those investments (primarily in Ireland and the United Kingdom). Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases.  Covance has a $150.0 million revolving credit facility (the “Credit Facility”) which expires in June 2012 and may be expanded to $200.0 million at Covance’s election.  Covance believes cash on hand plus cash from operations and available borrowings under the Credit Facility will provide sufficient liquidity for the foreseeable future. At September 30, 2009, there were $25.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 200 basis point margin. Interest under the previous credit facility was based on LIBOR plus a 75 basis point margin. Interest on outstanding borrowings during the nine months ended September 30, 2009 approximated 1.59% per annum. The Credit Facility contains various financial and other covenants. At September 30, 2009, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

During the nine months ended September 30, 2009, Covance’s operations provided net cash of $174.1 million, an increase of $0.9 million from the corresponding 2008 period. The change in net operating assets, net of businesses acquired and sold, used $35.1 million in cash during the nine months ended September 30, 2009, primarily due to an increase in accounts receivable, partially offset by an increase in income taxes payable. The change in net operating assets used $38.7 million in cash during the nine months ended September 30, 2008, primarily due to an increase in accounts receivable and unbilled services. Covance’s ratio of current assets to current liabilities was 1.83 at September 30, 2009 and 1.60 at December 31, 2008.

Investing activities for the nine months ended September 30, 2009 used $116.0 million, compared to using $201.9 million for the corresponding 2008 period. Capital spending for the first nine months of 2009 and 2008 totaled $98.0 million and $206.2 million, respectively, and was primarily for the expansion of preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software. Approximately $50 million of capital spending in the first nine months of 2009 represents expenditures associated with assets that were not placed in service at September 30, 2009; primarily ongoing transformational information technology projects.

As described below, included in investing activities for the nine months ended September 30, 2009 were the acquisition of two businesses totaling $29.1 million ($28.4 million net of cash acquired), and $10.4 million in proceeds from the sale of businesses, consisting of $9.7 million in net proceeds from the third quarter 2009 sale of our IVR service offering and $0.7 million of additional proceeds from contingent consideration related to transferred backlog from the November 2007 sale of our cardiac safety service offering. Investing activities for the nine months ended September 30, 2008 also included $3.9 million of additional proceeds from contingent consideration related to transferred backlog from the sale our cardiac safety service offering.

In March 2009, Covance acquired 100% of the stock of Swiss Pharma Contract Ltd. (“Swiss Pharma”), and its 50-bed clinical research facility based in Basel, Switzerland, for cash payments aggregating $19.4 million ($18.6 million net of cash acquired). Transaction related costs of $0.5 million were reported as selling, general and administrative expense in the nine month period ended September 30, 2009. This acquisition expanded Covance’s clinical pharmacology presence in Europe and provides access to special patient populations for Phase I/IIa clinical studies. Swiss Pharma’s assets and liabilities acquired were included in Covance’s consolidated balance sheet at March 31, 2009 based on their estimated fair value of $2.8 million on a net basis, as determined by a preliminary purchase price allocation. Intangible assets acquired were valued at $1.8 million. The remaining purchase price of $18.2 million represents goodwill. In addition to the initial cash consideration of $19.4 million, Covance accrued a liability of $3.4 million for the estimated fair value of future contingent consideration expected to be payable by Covance based upon Swiss Pharma reaching specific performance metrics over the next three years of operation. Swiss Pharma is expected to be accretive to earnings in 2009. Results of operations for Swiss Pharma are reported in Covance’s early development segment. See Note 5 to the unaudited consolidated financial statements included elsewhere in this quarterly report.

In August 2009, Covance acquired certain assets and capabilities of Merck & Co., Inc.’s (“Merck”) Gene Expression Laboratory (“GEL”) located in Seattle, Washington for cash payments totaling $9.75 million. Transaction related costs of $0.7 million were incurred and included in selling, general and administrative expense in the nine month period ended September 30, 2009.  This acquisition expands Covance’s footprint in the genomics testing market and adds capabilities in genomics testing and personalized medicine. The assets acquired were included in Covance’s consolidated balance sheet at September 30, 2009 based on their estimated fair value of $6.4 million, as determined by a preliminary purchase price allocation.  The remaining purchase price of $3.3 million represents goodwill. Results of operations for GEL are reported in Covance’s early development segment. Covance and Merck also entered into an agreement pursuant to which Merck will purchase at least $145.0 million of genomic analysis services from Covance over a five year period.

In August 2009, Covance sold its IVR service offering, part of Covance’s late-stage development segment, to Phase Forward for net cash proceeds totaling $9.7 million and a pre-tax gain of $9.0 million ($5.9 million after tax).  In addition, Covance and Phase Forward entered into a five-year marketing agreement under which Covance will receive a referral fee for providing Phase Forward’s IVR services to its clients.

Financing activities for the nine months ended September 30, 2009 and 2008 used $25.7 million and $78.4 million, respectively.  Cash used for financing activities during the nine months ended September 30, 2009, included the repayment of $25.0 million under the Credit Facility and the repayment of the entire $5.4 million balance of mortgage debt assumed in connection with the Swiss Pharma acquisition.  Additionally, $2.5 million was used to purchase into treasury 61,999 shares of common stock in connection with employee benefit plans.  Partially offsetting these items were proceeds of $1.8 million received from the exercise of stock options, $5.3 million received from employee contributions to the Company’s employee stock purchase plan, and $0.1 million in excess tax benefits realized on the exercise of stock options.  During the nine months ended September 30, 2008, $126.7 million was used to purchase into treasury 1,500,000 shares of common stock under the share buyback program authorized by Covance’s Board of Directors and $3.9 million was used to purchase into treasury 46,732 shares of common stock in connection with employee benefit plans; partially offset by $17.0 million in proceeds from the exercise of stock options, $4.9 million from employee contributions to the Company’s employee stock purchase plan and $7.2 million in excess tax benefits realized on the exercise of stock options.

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

None

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the nine months ended September 30, 2009, approximately 41% of our net revenues were derived from our operations outside the United States.  We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures.  The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective. In connection with Covance’s focus on investing in infrastructure to enhance our ability to manage expected future growth, the Company is in the process of implementing a number of PeopleSoft® financial software modules (“PeopleSoft Financials”). Implementation began in the fourth quarter of 2008 and is expected to be substantially complete in late 2009. As the Company continues to implement PeopleSoft Financials, it expects that there will be future changes and further improvements in internal controls as a result of this implementation. During the quarter ended September 30, 2009 our clinical development and commercialization services in our late-stage development segment implemented PeopleSoft Financials, which resulted in certain changes and enhancements to the Company’s internal controls. PeopleSoft Financials, along with the internal controls over financial reporting impacted by the implementation, were tested for design effectiveness. While some processes and controls will continue to evolve as the implementation progresses, existing controls and the controls affected by the implementation of PeopleSoft Financials were evaluated as appropriate and effective. There were no other changes in the Company’s internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s early development services have in the past required continuing infrastructure expansions and acquisition of capital assets. The Company has been able to fund its capital needs largely from cash on hand and cash from operations as well as from its revolving credit facility. While the Company has a $150.0 million revolving credit facility expiring in June 2012 that may be expanded to $200.0 million at the Company’s election, should the Company need access to additional funding, the turmoil in the credit markets that began in 2008 could affect the Company’s ability to do so and such funding could be at an increased cost.

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

We derive a large portion of our net revenues from international operations. For the nine months ended September 30, 2009, we derived approximately 41% of our net revenues from outside the United States. Since our financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results. For example, in the nine months ended September 30, 2009, the U.S. Dollar was considerably stronger against the currencies of our most significant foreign operations (The British Pound, the Swiss Franc and the Euro) than in the nine months ended September 2008. This strengthening of the U.S. Dollar negatively impacted Covance’s year over year revenue growth for the nine months ended September 30, 2009 by approximately $70 million or 540 basis points. In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

101                                                      The following financial information from the Covance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 2, 2009, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.   Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: November 2, 2009	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board and
Joseph L. Herring	Chief Executive Officer	November 2, 2009
(Principal Executive Officer)

/s/ William E. Klitgaard	Corporate Senior Vice President and
William E. Klitgaard	Chief Financial Officer	November 2, 2009
(Principal Financial Officer)

/s/ Michele A. Kennedy	Corporate Vice President, Controller and
Michele A. Kennedy	Chief Accounting Officer	November 2, 2009
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification — Joseph L. Herring. Filed herewith.

31.2	Certification — William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — William E. Klitgaard. Filed herewith.

101

The following financial information from the Covance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 2, 2009, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Furnished electronically herewith.