Form 10-K
period 2009-12-31
COVANCE INC
filed 2010-03-01
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

                    Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act (the "Exchange Act") of 1934. Yes       No   X

                    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

                    Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes   X   No

                    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

                    Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

                    Large Accelerated Filer   X      Accelerated Filer          Non-Accelerated Filer          Smaller Reporting Company

                    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X

                    The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was $3,125,676,836 on June 30, 2009, the last business day of Registrant's most recently completed second fiscal quarter.

                    As of February 19, 2010, the Registrant had 64,189,971 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                    Those portions of the Company's definitive Proxy Statement which are responsive to Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K are incorporated by reference into this Form 10-K.

 PART I

Item 1.    Business

General

                Covance Inc. is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. We also provide laboratory testing services to the chemical, agrochemical and food industries. We believe Covance is one of the world's largest drug development services companies, based on annual net revenues, and one of a few that are capable of providing comprehensive global product development services. Covance maintains offices in more than 25 countries.

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

                Our strategy is to provide services that will generate high-quality and timely data in support of new drug approval or use expansion. We do this by developing and delivering innovative high-quality services that apply science, technology and global reach to capture, manage and integrate a vast array of drug development data. In early development services, an increasing portion of our business is being provided through strategic, long-term arrangements with clients. These strategic arrangements include dedicated laboratory testing services contracts, in which our clients commit to purchasing a specific dollar amount of services in exchange for guaranteed access to a portion of our facilities. This arrangement benefits our customers by guaranteeing them long-term capacity and infrastructure to run their preclinical studies, and benefits Covance by allowing us to more efficiently utilize our capacity and resources. The trend towards dedicated service agreements and strategic collaborations has been moving into non toxicology work. In 2009, Covance acquired Merck and Co., Inc.'s ("Merck") Seattle, Washington based gene expression laboratory, which performs genomic analysis services, and entered into a five year $145 million contract to supply such services to Merck. Also in 2009, Covance entered into a seven year $42 million agreement with Kellogg Company for the provision of nutritional chemistry services in a facility in Battle Creek, Michigan. In 2008, Covance entered into a strategic research and development collaboration with Eli Lilly and Company ("Lilly"). Under this agreement, Covance acquired Lilly's 450 acre early development campus in Greenfield, Indiana and assumed the employment of over 250 Lilly employees. Covance agreed to provide Lilly with a broad range of drug development services over a ten year period for a minimum agreement value of $1.6 billion. Under this agreement, Lilly transferred responsibility to Covance for its non-GLP (Good Laboratory Practice) toxicology, in vivo pharmacology, quality control laboratory and imaging services. In addition, the agreement includes a committed level of clinical pharmacology, central laboratory, GLP toxicology studies and clinical Phase II-IV services.

                Other types of strategic arrangements include multi-year sole source central laboratory services agreements and strategic clinical development alliances. Sole source partnerships for central laboratory services benefit our clients by reducing the time and effort spent contracting services on a project-by-project basis. Under strategic clinical development alliances, a pharmaceutical sponsor selects one or two trusted Phase III clinical development providers to perform all clinical trial management activities, typically within selected therapeutic classes.

                Operational Excellence.    Our goal is to consistently deliver outstanding service to our clients on a global scale through our platform focused on people, process and clients. As a scientific services company, people are integral to our success. We work to recruit, develop and retain talented people through our "Compelling Offer" program which is designed to provide and encourage highly qualified people to initiate and build a career at Covance. We aim to enhance the effectiveness of these people with superior processes to efficiently deliver a high level of client service. Among other tools, we use Six Sigma to optimize our processes to increase our cost competitiveness, eliminate variability in our client service levels and build competitive advantage. Finally, we seek to leverage consistent outstanding client service by building strategic relationships with our clients that drive growth and help sustain our competitive advantage. Across our people, process and clients platform, we seek to utilize technology to augment the talent of our people, to automate robust processes, and to link us more closely to our clients via proprietary systems such as StudyTracker®, LabLink and Trial Tracker®.

                Global Reach.    We believe that it is important to provide a broad range of drug research and development services on a global basis. We have offices, regional monitoring sites and laboratories in over 50 locations in more than 25 different countries and conduct field work in many other countries. We believe we are a leader among drug development services companies in our ability to support large, global clinical trial programs.

                Acquisitions.    In addition to organic development of services, we consider acquisitions that are complementary to our existing services and that expand our ability to serve our clients. While we cannot exclude the possibility that we may opportunistically seek to take advantage of other situations, we generally expect acquisitions to enhance our existing services either qualitatively or geographically or to add new services that can be integrated with our existing services. In 2009, we purchased Swiss Pharma Contract Ltd., a 50 bed clinical pharmacology company located in Basel, Switzerland as well as Merck's gene expression laboratory in Seattle, Washington. In 2008, we enhanced our biomarker service offerings by purchasing a minority stake in Caprion Proteomics, a leading provider of proteomics based services to the pharmaceutical industry.

Services

                The services we provide constitute two segments for financial reporting purposes: (1) early development services, which includes preclinical services and clinical pharmacology services, and (2) late-stage development services, which includes central laboratory, clinical development, and commercialization services (periapproval and market access services). Although each segment has separate services within it, they can be and increasingly are combined in integrated service offerings.

Early Development

Preclinical Services

                Our preclinical services include toxicology services, pharmaceutical chemistry, nutritional chemistry and related services. Our preclinical area has been a source of innovation by introducing new technologies for client access to data such as StudyTracker®, electronic animal identification, multimedia study reports and animal and test tube measures of induced cell proliferation or reproduction. StudyTracker® is an internet-based client access product which allows customers of toxicology, bioanalytical, metabolism and reproductive and developmental toxicology services to review study data and schedules on a near real-time basis. We have laboratories in locations which include Madison, Wisconsin; Greenfield, Indiana and Vienna, Virginia in the United States and Harrogate, United Kingdom and Muenster, Germany in Europe. We are in the process of completing a preclinical facility near Shanghai, China which is expected to open in the third quarter of 2010. We also have bioanalytical laboratories in the United States in Indianapolis, Indiana and Chantilly, Virginia, and an administrative and a sales office in Tokyo, Japan. In 2007, Covance completed a significant expansion of its Germany facility and opened a nutritional chemistry laboratory in Singapore. In 2008, Covance purchased Lilly's 450 acre research campus in Greenfield, Indiana for cash payments totaling $51.6 million and is currently providing a number of services at that location, including non-GLP toxicology, in vivo pharmacology, quality control laboratory and imaging. Covance also opened an early development facility in Chandler, Arizona. Covance is renovating a facility in Battle Creek, Michigan to be used for nutritional chemistry services. This facility is expected to open in late 2010.

                Toxicology.    Our preclinical toxicology services include in vivo toxicology studies, which are studies of the effects of drugs in animals; genetic toxicology studies, which include studies of the effects of drugs on chromosomes, as well as on genetically modified mice; and other specialized toxicology services. For example, we provide immunotoxicology services in which we assess the impact of drugs or chemicals on the structure and function of the immune system and reproductive toxicology services which help our clients assess the risk that a potential new medicine may cause birth defects.

                Pharmaceutical Chemistry.    In our pharmaceutical chemistry services, we determine the metabolic profile and bioavailability of drug candidates. We also provide laboratory testing services to the chemical and agricultural chemical industries. We offer a complete range of services to agricultural chemical manufacturers to determine the potential risk to humans, animals and the environment from plant protection products such as pesticides.

                Nutritional Chemistry.    In our nutritional chemistry services, we offer a broad range of services to the food, nutriceutical and animal feed industries, including nutritional analysis, nutritional content fact labels, safety analysis and stability testing.

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

                Discovery Services.    We provide lead optimization services including custom immunology and antibody services, metabolism studies and pharmacokinetic screening as well as non-GLP toxicology, in vivo pharmacology, imaging services and biomarker services. We substantially enhanced our ability to provide discovery services in 2008 with our acquisition of Lilly's Greenfield, Indiana campus and in 2009 with our acquisition of Merck's gene expression laboratory in Seattle, Washington.

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

Clinical Pharmacology Services

                We provide clinical pharmacology services, including first-in-human trials, of new pharmaceuticals at our six clinics located throughout the United States and our clinics in Leeds, United Kingdom and Basel, Switzerland and also offer our clients access to specialized patient populations needed for Phase II trials in specific therapeutic areas. We have grown this service offering through acquisitions. In 2009, we acquired Swiss Pharma Contract Ltd. for cash payments totaling $19.4 million. In 2006, we significantly expanded our capacity and capabilities in the United States with the acquisition of Radiant's clinical pharmacology sites and its access to specialized patient populations, for cash payments totaling $66.6 million. In 2005, we acquired GFI for cash payments totaling $6.2 million and in 2008 we relocated and significantly upgraded this Evansville, Indiana clinical pharmacology research unit.

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

                In 2009, we purchased Merck's gene expression laboratory for $9.75 million in cash and entered into a contract for the sale of genomic analysis services to Merck for $145 million over five years.

                We provide high throughput GLP and non-GLP biomarker services from our central laboratory, bioanalytical and toxicology laboratories, and offer bioimaging capabilities and cardiac related biomarkers for animals and humans. In 2009, Covance formed a biomarker expert team dedicated to the development, validation and testing of biomarkers.

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

                We have extensive experience in managing clinical trials in North America, Europe, Latin America and Asia Pacific. These trials may be conducted separately or simultaneously as part of a multinational development plan. We can manage every aspect of clinical trials from clinical development plans and protocol design to New Drug Applications, among other supporting services. Over the last several years, clinical development services has continued its expansion into Eastern Europe, the Middle East, Asia Pacific and South America.

                Our clinical development services utilize Trial Tracker®, a web-enabled clinical trial project management and tracking tool which allows both our employees and customers to review and manage all aspects of clinical trial projects.

Clinical Trial Support Services

                Cardiac Safety Services.    In November 2007, we sold our centralized ECG business to eResearch Technology Inc. for an upfront cash payment of approximately $35 million with the opportunity to receive additional contingent consideration relating to transferred backlog as well as from revenues generated from new contracts secured under a long-term marketing arrangement. We continue to offer this service to our clients through this marketing arrangement.

                Interactive Voice and Web Response Services.    In 2009, we sold our interactive voice and web response services business to Phase Forward for $10 million in cash. In addition, Covance and Phase Forward entered into a five year marketing agreement with respect to certain of Phase Forward's services which Covance will offer to its clinical development clients.

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

                Market Access Services.    We offer a wide range of reimbursement and healthcare economics consulting services, including outcomes and pharmacoeconomic studies, reimbursement planning, reimbursement advocacy programs, registry services and specialty pharmacy services. Pharmaceutical, biotechnology and medical device manufacturers purchase these services from us to help optimize their return on research and development investments. We offer InTeleCenter® services that employ state of the art phone, internet and electronic media to manage customer communications. InTeleCenter programs include reimbursement hotlines, patient assistance programs and patient compliance programs. We also field and process telephone calls and inquiries relating to adverse experiences with a drug in connection with the performance of periapproval studies.

Customers and Marketing

                We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 2009, we served in excess of 500 biopharmaceutical companies, ranging from the world's largest pharmaceutical companies and biotechnology companies to small and start-up organizations.

                While no single customer accounted for more than ten percent of our aggregate net revenue in 2009, we had three customers accounting for more than five but less than ten percent of our net revenues, and our top five customers accounted for approximately 32 percent of our net revenues. In our early development segment, one customer accounted for more than ten percent of net revenues and one customer accounted for more than five but less than ten percent of its aggregate net revenues. All other customers in our early development segment individually accounted for less than five percent of its aggregate net revenues. In our late-stage development segment, one customer accounted for more than ten percent of net revenues and three customers accounted for more than five but less than ten percent of its aggregate net revenues.

                For net revenues from external customers, assets attributable to each of our business segments, revenues by significant service area and other segment information for each of the last three fiscal years, please review Note 12 to the audited consolidated financial statements included elsewhere in this Annual Report.

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

                We also have dedicated capacity arrangements with certain clients generally ranging in duration from three to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. Dedicated capacity arrangements enable our clients to secure space in our facilities in exchange for which they agree to provide a guaranteed annual minimum dollar value ("volume") of work. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume guarantees is monitored throughout the year. Annual minimum guarantee shortfalls are included in net revenues when the amount of the shortfall is determinable and realization is assured.

Backlog

                Some of our studies and projects are performed over an extended period of time, which may exceed several years. We maintain an order backlog to track anticipated net revenues yet to be earned for work that has not yet been performed. However, we do not maintain an order backlog for other services that are performed within a short period of time or where it is not otherwise practical or feasible to maintain an order backlog. Our aggregate backlog at December 31, 2009 and December 31, 2008 was $4.87 billion and $4.33 billion respectively.

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

                In early development services, our most significant competitors include Charles River Laboratories International Inc., PPD, Inc., WIL Laboratories, and MPI Research, among others. In late-stage development services our significant competitors include Quintiles Transnational Corp., PPD, Inc., Parexel International Corporation, Kendle International Inc., Icon PLC., PRA International, i3 Research, WuXi PhamaTech, Pharmanet Development Group Inc. and Quest Diagnostics Incorporated, among others.

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

                The industry standards for conducting preclinical laboratory testing are embodied in the Good Laboratory Practice ("GLP") and for central laboratory operations in the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). The standards of GLP are required by the FDA, by the Department of Health in the United Kingdom, by the European Agency for the Evaluation of Medicinal Products ("EMEA") in Europe and by similar regulatory authorities in other parts of the world. To help satisfy its compliance obligations, Covance has established quality assurance controls at its laboratory facilities which monitor ongoing compliance with GLP and CLIA.

                Our clinical services are subject to industry standards for the conduct of clinical research and development studies that are embodied in the regulations for Good Clinical Practice ("GCP"). The FDA, EMEA and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP. As with GLP and Good Manufacturing Practice ("GMP"), noncompliance with GCP can result in the disqualification of data collected during the clinical trial.

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

                In the past few years, both the United States and foreign governments have become more concerned about the disclosure of confidential personal data. The European Union, or EU, prohibits certain disclosures of personal confidential information, including medical information, to any entity that does not comply with certain security safeguards. In the United States various federal and state laws address the security and privacy of health information. We will continue to monitor our compliance with applicable regulations.

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

Employees

                At December 31, 2009, we had 10,320 employees, approximately 38% of whom were employed outside of the United States and 9,491 of whom were full time employees. Our records indicate that more than 100 of our employees hold M.D. degrees, more than 500 hold Ph.D. degrees, and more than 1,500 hold masters or other postgraduate degrees. We believe that Covance's relations with its employees are good.

Executive Officers

                Joseph L. Herring, 54, has been Covance's Chief Executive Officer since January 2005, and Chairman since January 2006. Mr. Herring was President and Chief Operating Officer from November 2001 to December 2004, and was Covance's Corporate Senior Vice President and President—Early Development Services from 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring spent 18 years at the American Hospital Supply/Baxter International/Caremark International family of healthcare service companies where he held a variety of senior leadership positions, culminating in the position of Vice President and General Manager of its oncology business. Mr. Herring has been a member of the Covance Board since 2004.

                William E. Klitgaard, 56, has been Covance's Corporate Senior Vice President, Chief Financial Officer and Treasurer since September 2000. From September 1999 to September 2000, Mr. Klitgaard was Covance's Corporate Vice President, Strategy and Corporate Development and Treasurer. From October 1996 to September 1999, Mr. Klitgaard was Covance's Corporate Vice President and Treasurer. Prior to that, Mr. Klitgaard was Treasurer at Kenetech Corporation in San Francisco, and prior to that Mr. Klitgaard spent eleven years in positions of increasing responsibility with Consolidated Freightways Inc.

                Wendel Barr, 48, has been Covance's Executive Vice President and Chief Operating Officer since January 1, 2008, prior to which he had served as Corporate Senior Vice President and President—Early Development North America since February 2003. From October 2000 to February 2003, Mr. Barr was Corporate Vice President and General Manager—Covance Laboratories North America. Prior to joining Covance, Mr. Barr was the Global Vice President and General Manager of Service for Marconi Medical Systems, which he joined in October 1999. Prior to that, Mr. Barr was the General Manager of Service for General Electric Medical Systems. Mr. Barr was employed by General Electric Co. from 1984 to 1999, in positions of increasing responsibility in services, marketing and global business.

                Richard Cimino, 50, has been Covance's Corporate Senior Vice President and President—Clinical Development, since December 2004. Prior to that, Mr. Cimino was Covance's General Manager of Cardiac Safety Services commencing December 2003. Prior to that, Mr. Cimino was General Manager, America's Health Imaging Group and Corporate Vice President of Eastman Kodak Company. Mr. Cimino serves at Covance's request as a director of BioClinica Inc.

                Donald Kraft, 50, has been Covance's Corporate Senior Vice President—Human Resources since July 2002. From January 2001 to June 2002, Mr. Kraft was Corporate Vice President—Human Resources of Covance. From June 2000 to January 2001, Mr. Kraft was Director, Organizational Development of Zurich Financial Services, an insurance company. Prior to June 2000, Mr. Kraft was Director, Organizational Effectiveness of Abbott Laboratories Inc.

                James W. Lovett, 45, has been Covance's Corporate Senior Vice President, General Counsel and Secretary since February 2003 and has headed Covance's Nutritional Chemistry and Food Safety Services since January 2008. From December 2001 to February 2003, Mr. Lovett was Corporate Vice President, General Counsel and Secretary of Covance. From 1997 to 2001, Mr. Lovett was with FMC Corporation in positions of increasing responsibility and, prior to that, was a partner in the law firm of McDermott, Will & Emery.

                Michael Lehmann, 47, has been Covance's Corporate Senior Vice President and President—Nonclinical Safety Assessment, since January 2008. From September 2005 to January 2007, Mr. Lehmann was General Manager—Covance Laboratories North America. Prior to that, Mr. Lehmann held senior management positions for multiple lines of business over a 17-year career at GE Healthcare. Most recently, he served as General Manger, Multi-Vendor Services, GE Healthcare Technologies.

                Deborah L. Tanner, 47, has been Covance's Corporate Senior Vice President and President—Global Central Laboratory Services since February 2006. Prior to that Ms. Tanner was Covance's Global Vice President of Operations in Central Laboratory Services commencing in August 2001 and prior to that was Vice President—Analytical Services for Covance Laboratories—Europe. Ms. Tanner has been with Covance for over 20 years in positions of increasing responsibility.

Available Information

                Covance makes available free of charge on its website at www.covance.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The charters of the Audit Committee, the Compensation Committee, and the Corporate Governance Committee, as well as the Corporate Governance Guidelines, the Code of Ethics for Financial Professionals and the Company's Business Integrity Program may be accessed through our website at www.covance.com.

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

                Governmental agencies throughout the world, including in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services. Also, if government efforts contain drug costs and impact pharmaceutical and biotechnology company profits from new drugs, our customers may spend less, or reduce their growth in spending on research and development. If health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their growth in spending on research and development.

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

                Our operating results may vary significantly from quarter to quarter and are influenced by factors over which we have little control such as:

  •
  changes in the general global economy;
  •
  exchange rate fluctuations;
  •
  the commencement, completion, delay or cancellation of large projects or groups of projects;
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
  •
  size.

                For instance, our clinical and other development services have from time to time experienced periods of increased price competition which had a material adverse effect on Covance's late-stage development profitability and consolidated net revenues and net income.

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

                Unfavorable global economic conditions, including the recent recession in the United States and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business. While it is difficult for us to predict the impact of general economic conditions on our business, these conditions could reduce customer demand for some of our services, which could cause our revenue to decline. Also, our customers, particularly smaller biotechnology companies which are especially reliant on the credit and capital markets, may not be able to obtain adequate access to credit or equity funding, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. For these reasons, among others, if the economic conditions stagnate or decline, our operating results and financial condition could be adversely affected.

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

                The United States Congress is presently considering a health care reform bill and in recent years it and various state legislatures have considered various types of health care reform in order to control growing health care costs. We are unable to predict what legislative proposals will be adopted in the future, if any. Similar reform movements have occurred in Europe and Asia.

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

                We derive a large portion of our net revenues from international operations. For the years ended December 31, 2009 and 2008, we derived approximately 42% and 40%, respectively, of our net revenues from our operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results. In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Item 1B.    Unresolved Staff Comments

                None.

Item 2.    Properties

                Covance both owns and leases its facilities. Covance owns substantial facilities in the United States in Madison, Wisconsin, in Chandler, Arizona, in Vienna, Virginia, in Greenfield, Indiana, in Europe in Harrogate, United Kingdom and Leeds, United Kingdom and in Muenster, Germany for its early development services. Covance is in the process of renovating a building it owns in Battle Creek, Michigan for use as a nutritional chemistry facility. Covance is in the process of completing a preclinical facility on land it owns near Shanghai, China. Covance owns a substantial facility in Geneva, Switzerland and leases a substantial facility in the United States in Indianapolis, Indiana for its central laboratory services and leases facilities in Indianapolis, Indiana and Chantilly, Virginia for its bioanalytical services. Covance leases substantial facilities for its clinical development services in the United States in Princeton, New Jersey, and in the United Kingdom in Maidenhead. Covance also owns or leases other properties and facilities in the United States, Europe, Asia Pacific and Latin America. Covance believes that its facilities are adequate for its operations and that suitable additional space will be available when needed.

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

Quarter	High	Low
First Quarter 2008	$96.81	$78.43
Second Quarter 2008	$88.55	$77.53
Third Quarter 2008	$99.08	$82.78
Fourth Quarter 2008	$88.32	$31.47
First Quarter 2009	$46.68	$32.38
Second Quarter 2009	$49.61	$33.72
Third Quarter 2009	$58.95	$45.46
Fourth Quarter 2009	$57.36	$50.09

                As of February 19, 2010, there were 3,979 holders of record of Covance's common stock.

                Covance has not paid any dividends during 2009 or 2008. Covance does not currently intend to pay dividends, but rather, intends to reinvest earnings in its business.

Item 5a.    Performance Graph

                The graph below provides an indicator of cumulative total shareholder returns for Covance as compared with the Standard & Poor's 500 Stock Index® and the Standard & Poor's Health Care Sector Index®. The graph covers the period of time from December 31, 2004 through December 31, 2009 and assumes $100 was invested on December 31, 2004.

Item 6.    Selected Financial Data

                The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 2009, 2008, 2007, 2006 and 2005. This data has been derived from the audited consolidated financial statements of Covance. You should read this selected historical consolidated financial data in conjunction with Covance's audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report. Historical consolidated financial data may not be indicative of Covance's future performance. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                The information provided in the following table is on an "as reported" basis for all years presented, and includes the results of Covance's interactive voice and web response service offering ("IVR Services") through its divestiture on August 20, 2009 and Covance's cardiac safety service offering ("Cardiac Safety Services") through its divestiture on November 27, 2007. Items affecting comparability between periods have been noted in the following table.

	Year Ended December 31
	2009		2008		2007		2006	2005(a)
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenues	$1,867,634		$1,728,098		$1,546,419		$1,340,203	$1,192,950
Reimbursable out-of-pocket expenses	94,992		98,969		85,097		65,855	57,504

Total revenues	1,962,626		1,827,067		1,631,516		1,406,058	1,250,454

Costs and expenses:
Cost of revenue	1,277,142		1,142,697		1,017,686		882,190	791,654
Reimbursable out-of-pocket expenses	94,992		98,969		85,097		65,855	57,504
Selling, general and administrative	270,593		250,180		233,890		207,388	178,368
Depreciation and amortization	91,289		71,571		66,197		57,388	47,821

Total	1,734,016		1,563,417		1,402,870		1,212,821	1,075,347

Income from operations	228,610		263,650		228,646		193,237	175,107

Other (income) expense, net:
Interest expense (income), net	201		(6,461)		(9,801)		(7,564)	(3,637)
Foreign exchange transaction losses (gains)	245		(142)		(1,375)		212	1,073
Gain on sale of businesses	(9,681)		(4,070)		(6,590)		—	—

Other income, net	(9,235	)(b)	(10,673	)(d)	(17,766	)(e)	(7,352)	(2,564)

Income before taxes and equity investee earnings	237,845	(b)	274,323	(d)	246,412	(e)	200,589	177,671
Taxes on income	62,870	(b),(c)	79,415	(d)	72,934	(e)	57,179 (f)	58,786 (g)
Equity investee earnings	907		1,852		2,451		1,588	734

Net income	$175,882	(b),(c)	$196,760	(d)	$175,929	(e)	$144,998 (f)	$119,619 (g)

Basic earnings per share	$2.76		$3.12		$2.76		$2.28	$1.91
Diluted earnings per share	$2.73	(b),(c)	$3.08	(d)	$2.71	(e)	$2.24 (f)	$1.88 (g)
Balance Sheet Data:
Working capital	$474,928		$277,895		$411,897		$349,862	$293,982
Total assets	$1,974,944		$1,753,088		$1,560,185		$1,297,678	$1,056,603
Stockholders' equity	$1,411,004		$1,194,849		$1,110,188		$923,295	$731,771
Other Financial Data:
Gross margin	31.6%		33.9%		34.2%		34.2%	33.6%
Operating margin	12.2%		15.3%		14.8%		14.4%	14.7%
Net income margin	9.4%		11.4%		11.4%		10.8%	10.0%
Current ratio	2.18		1.60		2.15		2.21	2.16
Book value per share	22.01		18.88		17.34		14.44	11.65
Net days sales outstanding	40		37		36		49	56

  (a)
  2005 results reflect stock-based compensation expense for the fair value of stock awards and do not include stock-based compensation expense for stock option grants, in accordance with the accounting standard followed in 2005, as all options were granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

  (b)
  Includes a $9,026 gain on 2009 sale of IVR Services ($5,867 or $0.09 per diluted share gain, net of tax totaling $3,159) and a $655 gain ($426 or $0.01 per diluted share gain, net of tax totaling $229) resulting from contingent consideration received in 2009 associated with the 2007 sale of Cardiac Safety Services related to transferred backlog.

  (c)
  Includes a $2,072 or $0.03 per diluted share income tax gain associated with the reduction of income tax reserves resulting from the completion of an income tax audit and the recognition of previously unrecognized tax benefits in jurisdictions where the period of review of filings has expired.

  (d)
  Includes a $4,070 gain ($2,646 or $0.05 per diluted share gain, net of tax totaling $1,424) resulting from contingent consideration received in 2008 associated with the 2007 sale of Cardiac Safety Services related to transferred backlog.

  (e)
  Includes a $6,590 gain on the sale of Cardiac Safety Services ($4,152 or $0.06 per diluted share gain, net of tax totaling $2,438).

  (f)
  Includes a $2,467 or $0.04 per diluted share income tax gain associated with the reduction of income tax reserves resulting from favorable income tax developments in 2006.

  (g)
  Includes a $4,400 or $0.07 per diluted share income tax charge associated with the repatriation of $103 million of accumulated foreign earnings under the American Jobs Creation Act of 2004.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

                Covance is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two reportable segments for financial reporting purposes: early development services, which includes preclinical and clinical pharmacology service offerings; and late-stage development services, which includes central laboratory, clinical development, periapproval and market access services. Although each segment has separate services within it, they can be and increasingly are combined in integrated service offerings. Covance believes it is one of the largest drug development services companies, based on annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe this enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

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

                Revenue Recognition.    Covance recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of Covance's net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. We also have dedicated capacity arrangements with certain clients which generally range in duration from three to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. Dedicated capacity arrangements enable our clients to secure space in our facilities in exchange for which they agree to provide a guaranteed annual minimum dollar value ("volume") of work. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume guarantees is monitored throughout the year. Annual minimum guarantee shortfalls are included in net revenues when the amount of the shortfall is determinable and realization is assured.

                We do not have any individual significant contracts as pertains to revenue recognition. By way of background, at any point in time we are working on thousands of active clients projects, which are governed by individual contracts. In addition, we have not had a single customer who accounted for more than ten percent of our aggregate net revenues during any one of the last three years. We serve in excess of 500 biopharmaceutical companies and we have over 12,000 active client projects. Most projects are customized based on the needs of the client, the type of services being provided, therapeutic indication of the drug, geographic locations and other variables. Project specific terms related to pricing, billing milestones and the scope and type of services to be provided are generally negotiated and contracted on a project-by-project basis.

                Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment's clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. We do not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which we have earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the years ended December 31, 2009, 2008 and 2007, we did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

                Taxes.    Since Covance conducts operations on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. Covance's profits are further impacted by changes in the tax rates of the various jurisdictions in which Covance operates. In addition, Covance maintains a reserve for unrecognized tax benefits, changes to which could impact Covance's effective tax rate in the period such changes are made.

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

                Covance maintains a reserve for unrecognized tax benefits for income tax matter exposures such as transfer pricing, nexus, deemed income and research and development credits. As of December 31, 2009, the balance of the reserve for unrecognized tax benefits was $17.2 million, including accrued interest of $1.2 million, of which $0.1 million is recorded as a current liability in accrued expenses and other current liabilities, and $17.1 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet. As of December 31, 2008, the balance of the reserve for unrecognized tax benefits was $11.9 million, including accrued interest of $1.2 million, of which $3.3 million is recorded as a current liability in accrued expenses and other current liabilities, and $8.6 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet. As of December 31, 2007, the balance of the reserve for unrecognized tax benefits was $8.9 million, including accrued interest of $1.3 million, of which $2.6 million is recorded as a current liability in accrued expenses and other current liabilities, and $6.3 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet. The net increase in the reserve for unrecognized tax benefits from December 31, 2008 to December 31, 2009 resulted from the accrual of additional reserves relating to research and development credits, other income tax positions and the accrual of interest on existing reserves, partially offset by the recognition of previously unrecognized tax benefits due to the settlement of an income tax audit and the expiration of the period of review of filings in certain jurisdictions. The net increase in the reserve for unrecognized tax benefits from December 31, 2007 to December 31, 2008 resulted from the accrual of additional reserves relating to deemed income and the accrual of interest on existing reserves partially offset by the recognition of previously unrecognized tax benefits in jurisdictions where the statute of limitations has lapsed.

                Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest for the years ended December 31, 2009, 2008 and 2007:

(dollars in millions)
Unrecognized tax benefits as of January 1, 2007, at date of adoption	$7.8
Additions related to tax positions in the prior year	1.1
Additions related to tax positions in the current year	1.3
Reductions due to settlements and payments	(0.8)
Reductions due to statute expiration	(1.8)

Unrecognized tax benefits as of December 31, 2007	7.6
Additions related to tax positions in the prior year	2.1
Additions related to tax positions in the current year	2.7
Reductions due to statute expiration	(1.7)

Unrecognized tax benefits as of December 31, 2008	10.7
Additions related to tax positions in the prior year	5.3
Additions related to tax positions in the current year	2.6
Reductions due to settlements and payments	(2.1)
Reductions due to statute expiration	(0.5)

Unrecognized tax benefits as of December 31, 2009	$16.0

                Any future changes in the $17.2 million liability for unrecognized tax benefits, resulting from the recognition of tax benefits, would impact the effective tax rate of Covance.

                The following tax years remain open to investigation as of December 31, 2009, for the Company's major jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2004-2009
United Kingdom	2008-2009
Switzerland	2005-2009
Germany	2007-2009

                The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes. The balance of this reserve at both December 31, 2009 and 2008 is $0.9 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

                Covance's policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States, except for amounts remitted under the American Jobs Creation Act of 2004. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings totaling approximately $494 million at December 31, 2009.

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

                The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Expected stock price volatility	36%	39%	42%
Risk free interest rate(s)	0.3% - 2.6%	1.9% - 3.7%	4.7% - 5.1%
Expected life of options (years)	4.6	4.4	4.3

                Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

                As of December 31, 2009, the total unrecognized compensation cost related to non-vested stock options granted was $9.4 million and is expected to be recognized over a weighted average period of 2.0 years, and the total unrecognized compensation cost related to non-vested performance-based shares and restricted stock awards was $23.7 million and is expected to be recognized over a weighted average period of 1.8 years.

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

                Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The test performed for 2009 indicated that no reporting units were at risk for impairment. However, changes in expectations as to the present value of a reporting unit's future cash flows might impact subsequent years' assessments of impairment.

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

                Set forth below is a discussion of the impact that (a) differences between assumed results and actual results and (b) assumption changes have had on our results of operations for the years ended December 31, 2009, 2008 and 2007 and on the financial position of the plans as of December 31, 2009 and 2008 for our United Kingdom defined benefit pension plans (the largest of our defined benefit-type pension plans).

	United Kingdom Plans
(dollars in millions)	2009	2008	2007	2006
Net periodic pension cost	$2.0	$3.4	$4.0	$4.6

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	6.25%	5.50%	5.25%	5.00%
Expected rate of return on assets	6.75%	6.75%	6.75%	6.75%
Salary increases	4.25%	4.25%	4.00%	4.00%

                The decrease in the net periodic benefit cost from period to period is attributable to the following:

	United Kingdom Plans
(dollars in millions)	2008 to 2009	2007 to 2008	2006 to 2007
Change in discount rate	$(2.2)	$(1.1)	$(1.3)
Change in rate of salary increases	—	(0.1)	—
Other, including differences between actual experience and assumptions used	1.4	0.9	0.3
Foreign currency exchange rate changes	(0.6)	(0.3)	0.4

Net change in periodic benefit cost	$(1.4)	$(0.6)	$(0.6)

	United Kingdom Plans
	2009	2008	2007
Weighted average assumptions used to determine benefit obligation:
Discount rate	5.75%	6.25%	5.50%
Salary increases	4.50%	4.25%	4.25%

                The change in the projected benefit obligation from period to period is attributable to the following:

	United Kingdom Plans
(dollars in millions)	2008 to 2009	2007 to 2008
Projected benefit obligation, beginning of year	$111.9	$152.1
Service/interest cost components of net periodic benefit cost in year	10.4	13.1
Benefits paid	(4.8)	(1.7)
Actuarial gain (loss):
Decrease (increase) in discount rate	13.1	(23.5)
Other, including differences between actual experience and assumptions used	1.7	8.1
Foreign currency exchange rate changes	7.6	(36.2)

Projected benefit obligation, end of year	$139.9	$111.9

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

                Finally, Covance's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At December 31, 2009, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $19.4 million.

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

Results of Operations

                Year Ended December 31, 2009 Compared with Year Ended December 31, 2008.    Net revenues increased 8.1%, or 11.2% excluding the unfavorable impact of foreign exchange rate variances between both periods, to $1.87 billion for 2009 from $1.73 billion for 2008. Net revenues from Covance's early development segment decreased 6.3%, or 2.7% excluding the unfavorable impact of foreign exchange rate variances between both periods. Softness in the early development segment was driven by a 7.8% decrease in net revenues in our preclinical laboratory services, resulting from lower levels of study activity, delays of scheduled study starts and lower pricing, as we have experienced lower market demand from our biopharmaceutical clients in this and other early development service offerings. Net revenues from Covance's late-stage development segment grew 21.8%, or 24.4% excluding the unfavorable impact of foreign exchange rate variances between both periods. Growth was broad based across the late-stage development segment, led by strong performance in our central laboratory services, where net revenues grew 30.9% on increased investigator and patient enrollment and an overall higher level of study activity. Also driving growth in the late-stage development segment was a strong performance in our clinical development services, where net revenues grew 14.5% on increased study activity, and improved performance in our market access services, where net revenues grew 24.7%.

                Cost of revenue increased 11.8% to $1.28 billion or 68.4% of net revenues for the year ended December 31, 2009 as compared to $1.14 billion or 66.1% of net revenues for the corresponding 2008 period. Gross margins decreased by 230 basis points to 31.6% for 2009 from 33.9% for 2008 as the earnings impact from a decline in early development net revenues more than offset strength in late-stage development net revenues.

                Overall, selling, general and administrative expenses increased 8.2% to $270.6 million for 2009 from $250.2 million for 2008. Selling, general and administrative expenses were 14.5% of net revenues for each of the years ended December 31, 2009 and 2008.

                Depreciation and amortization increased 27.6% to $91.3 million or 4.9% of net revenues for 2009 from $71.6 million or 4.1% of net revenues for 2008 as a result of the commencement of depreciation of assets placed into service during 2009 upon the completion of several large facility construction projects and generally higher levels of capital spending related to other assets placed into service over the last twelve to eighteen months.

                Income from operations decreased 13.3% to $228.6 million or 12.2% of net revenues for 2009 from $263.7 million or 15.3% of net revenues for the corresponding 2008 period as a result of the reduction in gross margins from the decline in early development net revenues and the increase in depreciation and amortization, which more than offset the increase in late-stage development net revenues and gross margins.

                Income from operations from Covance's early development segment for the year ended December 31, 2009 decreased 51.4% or $105.7 million to $99.7 million as compared to $205.4 million for the corresponding 2008 period. As a percentage of net revenues, early development income from operations declined from 24.3% of early development net revenues for 2008 to 12.6% of net revenues in the corresponding 2009 period. During the year ended December 31, 2009, the softness in pre-clinical and other early development net revenues explained above, coupled with start-up losses in our new Chandler, Arizona pre-clinical facility, staffing levels above demand during most of the year, underutilized capacity, and the launch and growth of our service offerings at the Greenfield, Indiana site purchased from Eli Lilly in the fourth quarter of 2008 were the primary drivers of the reduction in operating income.

                Income from operations from Covance's late-stage development segment for the year ended December 31, 2009 increased 49.6% or $84.4 million to $254.5 million as compared to $170.1 million for the corresponding 2008 period. As a percentage of net revenues, late-stage development income from operations increased 440 basis points from 19.3% of late-stage development net revenues in 2008 to 23.7% of net revenues in the corresponding 2009 period, driven by the strength in central laboratory, clinical development and market access services net revenues explained above, coupled with increased efficiency gained from leveraging existing support functions across a larger base of revenues.

                Corporate expense increased $13.7 million to $125.6 million or 6.7% of net revenues for the year ended December 31, 2009, from $111.9 million or 6.5% of net revenues for the corresponding 2008 period, driven by investments in our infrastructure to enhance our ability to manage future growth. Also included in corporate expense is stock-based compensation expense of $26.9 million or 1.4% of net revenues for the year ended December 31, 2009, an increase of $1.4 million as compared to $25.5 million or 1.5% of net revenues for the corresponding 2008 period.

                Other income, net decreased $1.4 million to $9.2 million for the year ended December 31, 2009 as compared to $10.7 million for the corresponding 2008 period. The 2009 period includes a $9.0 million pre-tax gain on the sale of Covance's IVR service offering and a $0.7 million pre-tax gain from the receipt of contingent consideration on transferred backlog from the November 2007 sale of Covance's cardiac safety service offering. The 2008 period includes a $4.1 million pre-tax gain from the receipt of contingent consideration on transferred backlog from the sale of our cardiac safety service offering. Interest income, net, decreased $6.7 million as compared to the prior period, primarily due to lower interest rates on invested cash balances.

                Covance's effective tax rate for the year ended December 31, 2009 was 26.4% compared to 28.9% for the corresponding 2008 period. The 2009 period includes a $2.1 million tax benefit resulting from the settlement of an income tax audit and the recognition of previously unrecognized tax benefits in jurisdictions where the period of review of filings has expired. The remainder of the year-over-year decrease in Covance's effective tax rate is attributable to a number of factors, including the mix of our pre-tax earnings across various tax jurisdictions, the tax impact of gains on the sale of businesses, and tax planning initiatives.

                Covance has a 47% minority equity position in Noveprim Limited ("Noveprim"), a supplier of research products. During the years ended December 31, 2009 and 2008, Covance recognized $0.9 million and $1.4 million, respectively, representing its share of Noveprim's earnings, less an elimination of profit on inventory purchased from Noveprim and still on hand at Covance at December 31, 2009 and 2008.

                Covance has a minority equity position (less than 20%) in BioClinica, Inc. ("BIOC"), formerly known as Bio Imaging Technologies, Inc. BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the year ended December 31, 2008, Covance recognized income of $0.5 million representing its pro-rata share of BIOC's earnings. In the fourth quarter of 2008, Covance suspended the use of the equity method of accounting for its investment in BIOC as its ownership interest fell below 20% and it could no longer exercise significant influence over BIOC's operations. In the fourth quarter of 2008, Covance began accounting for its investment in BIOC as an available-for-sale security. Accordingly, Covance no longer records in equity earnings its pro-rata share of BIOC results, but rather, reflects the fair value of its investment in BIOC on its consolidated balance sheet.

                Net income of $175.9 million for the year ended December 31, 2009 decreased $20.9 million or 10.6% as compared to $196.8 million for the corresponding 2008 period.

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

                Covance has a minority equity position (less than 20%) in BioClinica, Inc. ("BIOC"), formerly known as Bio Imaging Technologies, Inc. BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the years ended December 31, 2008 and 2007, Covance recognized income of $0.5 million and $0.4 million, respectively, representing its pro-rata share of BIOC's results. In the fourth quarter of 2008, Covance suspended the use of the equity method of accounting for its investment in BIOC as its ownership interest fell below 20% and it could no longer exercise significant influence over BIOC's operations. In the fourth quarter of 2008, Covance began accounting for its investment in BIOC as an available-for-sale security. Covance increased the carrying value of its investment in BIOC to $8.6 million, representing the fair value of the shares in BIOC common stock owned by Covance at December 31, 2008. This resulted in an unrealized gain of approximately $7.2 million, or $4.4 million net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet.

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

                The following table presents unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 2009. In the opinion of Covance, the information in the table below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included elsewhere in this Annual Report. Operating results for any quarter are not necessarily indicative of the results that may be reported in any future period.

	Quarter Ended
	Dec. 31, 2009	Sep. 30, 2009		June 30, 2009		Mar. 31, 2009	Dec. 31, 2008		Sep. 30, 2008	June 30, 2008		Mar. 31, 2008
	(Dollars in thousands, except per share data)
Net revenues	$485,065	$475,284		$466,049		$441,236	$438,645		$440,109	$436,912		$412,432
Reimbursable out-of-pocket expenses	22,263	22,282		23,226		27,221	25,190		27,263	24,911		21,605

Total revenues	507,328	497,566		489,275		468,457	463,835		467,372	461,823		434,037

Costs and expenses:
Cost of revenue	337,896	324,311		313,210		301,725	294,679		287,804	286,884		273,330
Reimbursable out-of-pocket expenses	22,263	22,282		23,226		27,221	25,190		27,263	24,911		21,605
Selling, general and administrative	67,544	69,526		69,569		63,954	61,071		64,850	65,242		59,017
Depreciation and amortization	24,753	23,649		23,273		19,614	19,399		17,493	17,331		17,348

Total	452,456	439,768		429,278		412,514	400,339		397,410	394,368		371,300

Income from operations	54,872	57,798		59,997		55,943	63,496		69,962	67,455		62,737
Other expense (income), net	296	(9,748	)(a)	746	(c)	(529)	(302	)(d)	(801)	(2,931	)(e)	(6,639	)(f)

Income before taxes and equity investee earnings	54,576	67,546	(a)	59,251	(c)	56,472	63,798	(d)	70,763	70,386	(e)	69,376	(f)
Taxes on income	13,820	16,650	(a),(b)	16,051	(c)	16,349	18,195	(d)	20,167	20,330	(e)	20,723	(f)
Equity investee earnings (loss)	779	166		(210)		172	75		511	817		449

Net income	$41,535	$51,062	(a),(b)	$42,990	(c)	$40,295	$45,678	(d)	$51,107	$50,873	(e)	$49,102	(f)

Basic earnings per share	$0.65	$0.80		$0.67		$0.63	$0.72		$0.81	$0.81		$0.78
Diluted earnings per share	$0.64	$0.79	(a),(b)	$0.67	(c)	$0.63	$0.72	(d)	$0.80	$0.80	(e)	$0.76	(f)

  (a)
  Amounts include a $9,026 gain ($5,867 or $0.09/diluted share, net of tax totaling $3,159) from the sale of Covance's IVR Services.

  (b)
  Amounts include a reduction in income tax reserves resulting from favorable income tax developments totaling $2,072 (or $0.03/diluted share).

  (c)
  Amounts include $655 of additional proceeds ($426 or $0.01/diluted share, net of tax totaling $229) from the 2007 sale of Covance's cardiac safety service offering representing contingent consideration related to transferred backlog.

  (d)
  Amounts include $143 of additional proceeds ($93 or $0.001/diluted share, net of tax totaling $50) from the 2007 sale of Covance's cardiac safety service offering representing contingent consideration related to transferred backlog.

  (e)
  Amounts include $949 of additional proceeds ($617 or $0.01/diluted share, net of tax totaling $332) from the 2007 sale of Covance's cardiac safety service offering representing contingent consideration related to transferred backlog.

  (f)
  Amounts include $2,978 of additional proceeds ($1,936 or $0.03/diluted share, net of tax totaling $1,042) from the 2007 sale of Covance's cardiac safety service offering representing contingent consideration related to transferred backlog.

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

                Cash and cash equivalents at December 31, 2009 and 2008 were $289.5 million and $221.3 million, respectively. Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions in countries whose governments guarantee those investments (primarily in Ireland and the United Kingdom). Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. On June 16, 2009, Covance replaced its credit facility due to expire on June 30, 2009 with a new $150.0 million revolving credit facility (the "Credit Facility") which expires in June 2012 and may be expanded to $200.0 million at Covance's election. Covance believes cash on hand plus cash from operations and available borrowings under the Credit Facility will provide sufficient liquidity for the foreseeable future. At December 31, 2009, there were no outstanding borrowings and $1.4 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a 200 basis point margin. Interest on all outstanding borrowings under the previous credit facility was based upon LIBOR plus a 75 basis point margin. Interest on outstanding borrowings approximated 1.63% per annum during 2009 and 3.66% per annum during 2008. The Credit Facility contains various financial and other covenants. At December 31, 2009, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries.

                During the year ended December 31, 2009, Covance's operations provided net cash of $259.1 million, a decrease of $27.1 million from the corresponding 2008 period. The change in net operating assets, net of businesses acquired and sold, used $58.5 million in cash during 2009, primarily due to an increase in accounts receivable and inventory, partially offset by a decrease in unbilled services. The change in net operating assets used $12.0 million in cash during 2008, primarily due to an increase in unbilled services, inventory, accounts receivable and prepaid and other current assets, partially offset by an increase in accrued liabilities, unearned revenue and accounts payable. Covance's ratio of current assets to current liabilities was 2.18 at December 31, 2009 and 1.60 at December 31, 2008.

                Investing activities for the year ended December 31, 2009 used $148.8 million, compared to a use of $317.6 million for the corresponding 2008 period. Capital spending for 2009 totaled $131.1 million and was primarily for significant ongoing information technology projects, expansion of preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software. Approximately $43.8 million of capital spending in 2009 represents expenditures associated with assets that have not yet been placed in service at December 31, 2009; primarily ongoing significant information technology projects. Capital spending for the corresponding 2008 period totaled $318.9 million, and was primarily for the expansion of preclinical facilities in North America and Europe (including $50 million for the purchase of Eli Lilly and Company's Greenfield Indiana campus), outfitting of new facilities, upgrade of existing equipment, purchase of new equipment, hardware and software.

                As described below, included in investing activities for 2009 were the acquisition of two businesses totaling $29.1 million ($28.1 million net of cash acquired), and $10.4 million in proceeds from the sale of businesses, consisting of $9.7 million in net proceeds from sale of our IVR service offering and $0.7 million of additional proceeds from contingent consideration related to transferred backlog from the November 2007 sale of our cardiac safety service offering.

                In March 2009, Covance acquired 100% of the stock of Swiss Pharma Contract Ltd. ("Swiss Pharma"), and its 50-bed clinical research facility based in Basel, Switzerland, for cash payments aggregating $19.4 million ($18.3 million net of cash acquired). Transaction related costs of $0.5 million were expensed as incurred and included in selling, general and administrative expense. This acquisition expanded Covance's clinical pharmacology presence in Europe and provided access to special patient populations for Phase I/IIa clinical studies. Swiss Pharma's assets and liabilities acquired were included in Covance's consolidated financial statements beginning in March 2009 based on their estimated fair value of $3.0 million on a net basis, as determined by a purchase price allocation. Intangible assets acquired were valued at $1.8 million. The remaining purchase price of $18.0 million represents goodwill. In addition to the initial cash consideration of $19.4 million, Covance accrued a liability of $3.4 million for the estimated fair value of future contingent consideration expected to be payable by Covance based upon Swiss Pharma reaching specific performance metrics over the next three years of operations. Results of operations for Swiss Pharma are reported in Covance's early development segment beginning in March 2009. See Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report.

                In August 2009, Covance acquired certain assets and capabilities of Merck & Co., Inc.'s ("Merck") Gene Expression Laboratory ("GEL") located in Seattle, Washington for a cash payment of $9.75 million. Transaction related costs of $0.7 million were expensed as incurred and included in selling, general and administrative expense. This acquisition expanded Covance's footprint in the genomics testing market and added capabilities in genomics testing and personalized medicine. The tangible assets acquired consisted of property and equipment and are included in Covance's consolidated financial statements beginning in August 2009 at their fair value of $5.5 million, as determined by a preliminary purchase price allocation. The remaining purchase price of $4.2 million represents the fair value of the acquired assembled workforce, which is a component of goodwill. Results of operations for GEL are reported in Covance's early development segment beginning in August 2009. Covance and Merck also entered into an agreement pursuant to which Merck will purchase at least $145.0 million of genomic analysis services from Covance over a five year period.

                In August 2009, Covance sold its IVR service offering, part of Covance's late-stage development segment, to Phase Forward for net cash proceeds totaling $9.7 million and recorded a pre-tax gain of $9.0 million ($5.9 million after tax) on the sale. In addition, Covance and Phase Forward entered into a five-year marketing agreement pursuant to which Covance will receive a referral fee for providing Phase Forward's IVR services to its clients.

                Investing activities for 2008 also included $4.1 million of contingent consideration received during the period associated with the November 2007 sale of Covance's cardiac safety service offering related to transferred backlog. In addition, investing activities for 2008 included the purchase of a minority equity investment in Caprion Proteomics ("Caprion") for $3.1 million. This investment is recorded at cost and is included in other assets on the consolidated balance sheet.

                Financing activities for the year ended December 31, 2009 used $49.6 million and included the repayment of $50.0 million of borrowings under the Credit Facility and the repayment of the entire $5.4 million balance of mortgage debt assumed in connection with the Swiss Pharma acquisition. Additionally, $4.8 million was used to purchase into treasury 106,570 shares of common stock in connection with employee benefit plans. Partially offsetting these items were proceeds of $3.1 million received from the exercise of stock options, $6.8 million received from employee contributions to the Company's employee stock purchase plan, and $0.8 million in excess tax benefits realized on the exercise of stock options. Financing activities for the year ended December 31, 2008 used $51.4 million and were comprised of the purchase into treasury of 1,500,000 shares of common stock in connection with a 3.0 million share buyback program authorized by Covance's Board of Directors in February 2007, and the purchase into treasury of 102,247 shares in connection with employee benefit plans, for an aggregate cost of $132.9 million, partially offset by the proceeds from the exercise of stock options of $17.9 million, excess tax benefits realized on the exercise of stock options of $7.3 million and employee contributions to Covance's employee stock purchase plan of $6.3 million. Additionally, Covance borrowed $50.0 million under its revolving credit facility during 2008.

                The effect of exchange rate changes on cash for the year ended December 31, 2009 was an increase of $7.4 million versus a decrease of $15.3 million for the year ended December 31, 2008. Covance's cash balances increased by $68.1 million during 2009.

                As discussed in Note 11 to the audited consolidated financial statements included elsewhere in this Annual Report, and as set forth in the table below, Covance is obligated under non-cancelable operating leases, primarily for offices and laboratory facilities. Covance is also obligated under outsourcing agreements related to certain aspects of its information technology and human resources support functions and purchase commitments primarily related to ongoing facility construction projects, both of which are reflected under the caption purchase obligations in the table below. Actual amounts paid under these outsourcing agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables. In addition, early termination of these outsourcing agreements by Covance could result in the payment of termination fees which are not reflected in the table below.

	Payments due by period
Contractual Obligations(a)	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
	(Dollars in thousands)
Operating Leases	$146,854	$26,618	$44,530	$27,645	$48,061
Purchase Obligations	135,515	49,481	50,323	34,339	1,372

Total	$282,369	$76,099	$94,853	$61,984	$49,433

  (a)
  Excludes $17.2 million, including $1.2 million in interest, related to a reserve for unrecognized tax benefits, of which $0.1 million may become due in less than one year, and the remainder of which, the period of cash settlement cannot be reasonably estimated.

Off-Balance Sheet Arrangements

                At December 31, 2009 and 2008, Covance was not a party to any off-balance sheet arrangements as defined by Regulation S-K Item 303(a)(4)(i), promulgated under the Exchange Act.

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

Recently Issued Accounting Standards

                None.

Forward Looking Statements.  Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company's ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, fluctuations in currency exchange rates, and other factors described in Covance's filings with the Securities and Exchange Commission, including, without limitation, this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

                For the year ended December 31, 2009, approximately 42% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency Risks" for a more detailed discussion of our foreign currency risks and exposures.

                Covance's short-term investments are with major financial institutions in countries whose governments guarantee those investments (primarily in Ireland and the United Kingdom). These short-term investments are in bank deposits and money market funds which can be readily purchased and sold using established markets. Covance's cash investment policy is to maximize utilization of excess cash according to the following specific criteria (in order of priority): (1) preserve capital (minimize financial market risk); (2) maintain liquidity; (3) manage foreign exchange rate exposure (internal hedging); (4) maximize rate of return; and (5) enhance strategic relationships with select financial institutions. Covance also has strong operating cash flow and ready access to credit available under its Credit Facility, as evidenced by its ability to secure the $150.0 million Credit Facility which replaced the previous $125.0 million credit facility that was due to expire on June 30, 2009. The Credit Facility may be expanded to $200.0 million at Covance's election.

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

                Covance's management concluded that its internal control over financial reporting as of December 31, 2009 was effective and adequate to accomplish the objectives described above. Management's assessment was based upon the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Covance's consolidated financial statements and the effectiveness of control over financial reporting have been audited by an independent registered public accounting firm, Ernst & Young LLP, as stated in their reports which are included elsewhere herein.

/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ William E. Klitgaard William E. Klitgaard Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited Covance Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covance Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on consolidated financial statements and internal control. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

                In our opinion, Covance Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 1, 2010 expressed an unqualified opinion thereon.

MetroPark, New Jersey
March 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited the accompanying consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covance Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Covance Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2010 expressed an unqualified opinion thereon.

MetroPark, New Jersey
March 1, 2010

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

(Dollars in thousands)	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$289,469	$221,334
Accounts receivable	285,119	228,951
Unbilled services	97,279	112,719
Inventory	80,926	68,206
Deferred income taxes	31,512	15,029
Prepaid expenses and other current assets	93,367	91,451

Total Current Assets	877,672	737,690
Property and equipment, net	921,995	860,957
Goodwill, net	127,653	105,486
Other assets	47,624	48,955

Total Assets	$1,974,944	$1,753,088

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$36,834	$41,887
Accrued payroll and benefits	111,365	104,607
Accrued expenses and other current liabilities	73,383	86,521
Unearned revenue	166,890	162,556
Short-term debt	—	50,000
Income taxes payable	14,272	14,224

Total Current Liabilities	402,744	459,795
Deferred income taxes	98,945	51,385
Other liabilities	62,251	47,059

Total Liabilities	563,940	558,239

Commitments and Contingencies
Stockholders' Equity:
Preferred stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock—Par value $0.01 per share; 140,000,000 shares authorized; 76,362,691 and 75,447,578 shares issued and outstanding, including those held in treasury, at December 31, 2009 and 2008, respectively	764	754
Paid-in capital	587,995	551,598
Retained earnings	1,305,451	1,129,569
Accumulated other comprehensive loss	(5,281)	(13,975)
Treasury stock at cost (12,257,065 and 12,150,495 shares at December 31, 2009 and 2008, respectively)	(477,925)	(473,097)

Total Stockholders' Equity	1,411,004	1,194,849

Total Liabilities and Stockholders' Equity	$1,974,944	$1,753,088

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, except per share data)	2009	2008	2007
Net revenues	$1,867,634	$1,728,098	$1,546,419
Reimbursable out-of-pocket expenses	94,992	98,969	85,097

Total revenues	1,962,626	1,827,067	1,631,516

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	1,277,142	1,142,697	1,017,686
Reimbursable out-of-pocket expenses	94,992	98,969	85,097
Selling, general and administrative (excluding depreciation and amortization)	270,593	250,180	233,890
Depreciation and amortization	91,289	71,571	66,197

Total costs and expenses	1,734,016	1,563,417	1,402,870

Income from operations	228,610	263,650	228,646

Other (income) expense, net:
Interest income	(1,355)	(8,304)	(10,269)
Interest expense	1,556	1,843	468
Foreign exchange transaction loss (gain), net	245	(142)	(1,375)
Gain on sale of businesses	(9,681)	(4,070)	(6,590)

Other income, net	(9,235)	(10,673)	(17,766)

Income before taxes and equity investee earnings	237,845	274,323	246,412
Taxes on income	62,870	79,415	72,934
Equity investee earnings	907	1,852	2,451

Net income	$175,882	$196,760	$175,929

Basic earnings per share	$2.76	$3.12	$2.76
Weighted average shares outstanding—basic	63,818,717	63,096,155	63,747,732
Diluted earnings per share	$2.73	$3.08	$2.71
Weighted average shares outstanding—diluted	64,341,084	63,981,505	64,820,406

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$175,882	$196,760	$175,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,289	71,571	66,197
Non-cash compensation expense associated with employee benefit and stock compensation plans	26,949	25,389	26,508
Deferred income tax provision (benefit)	33,030	9,343	(4,903)
Gain on sale of businesses	(9,681)	(4,070)	(6,590)
Loss (gain) on sale of property and equipment	998	1,064	(1,346)
Equity investee earnings	(907)	(1,852)	(2,451)
Changes in operating assets and liabilities, net of businesses acquired and sold:
Accounts receivable	(54,937)	(11,294)	(16,847)
Unbilled services	15,724	(23,884)	304
Inventory	(12,720)	(13,418)	(5,336)
Accounts payable	(5,163)	9,635	(2,836)
Accrued liabilities	(8,072)	26,952	37,153
Unearned revenue	4,174	17,686	35,392
Income taxes payable	(1,176)	(2,702)	9,310
Other assets and liabilities, net	3,699	(15,023)	(16,954)

Net cash provided by operating activities	259,089	286,157	293,530

Cash flows from investing activities:
Capital expenditures	(131,079)	(318,928)	(201,037)
Acquisition of businesses, net of cash acquired	(28,096)	—	—
Proceeds from sale of businesses	10,373	4,070	35,200
Minority equity investment	—	(3,136)	—
Other, net	29	385	322

Net cash used in investing activities	(148,773)	(317,609)	(165,515)

Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(50,000)	50,000	—
Payment of debt assumed upon acquisition of business	(5,431)	—	—
Stock issued under employee stock purchase and option plans	10,682	31,500	33,423
Purchase of treasury stock	(4,828)	(132,906)	(66,356)

Net cash used in financing activities	(49,577)	(51,406)	(32,933)

Effect of exchange rate changes on cash	7,396	(15,293)	4,593

Net change in cash and cash equivalents	68,135	(98,151)	99,675
Cash and cash equivalents, beginning of year	221,334	319,485	219,810

Cash and cash equivalents, end of year	$289,469	$221,334	$319,485

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2006	$734	$426,806	$757,809	$11,781		$(273,835)	$923,295
Cumulative adjustment from adoption of uncertainty in income taxes policy	—	—	(632)	—		—	(632)
Comprehensive income:
Net income	—	—	175,929	—	$175,929	—	175,929
Currency translation adjustment	—	—	—	10,158	10,158	—	10,158
Defined benefit pension plans, net of tax:
Actuarial gain	—	—	—	1,119	1,119	—	1,119
Prior service credit	—	—	—	1,096	1,096	—	1,096

Total comprehensive income	—	—	—	—	$188,302	—	—

Shares issued under various employee benefit and stock compensation plans	5	31,909	—	—		—	31,914
Stock option exercises	7	22,239	—	—		—	22,246
Tax benefit from stock issued	—	11,419	—	—		—	11,419
Treasury stock, at cost	—	—	—	—		(66,356)	(66,356)

Balance, December 31, 2007	746	492,373	933,106	24,154		(340,191)	1,110,188
Effect of change in pension and post-retirement plan measurement date	—	—	(297)	—		—	(297)
Comprehensive income:
Net income	—	—	196,760	—	$196,760	—	196,760
Currency translation adjustment	—	—	—	(40,544)	(40,544)	—	(40,544)
Unrealized gain on securities, net of tax	—	—	—	4,359	4,359	—	4,359
Defined benefit pension plans, net of tax:
Actuarial loss	—	—	—	(1,867)	(1,867)	—	(1,867)
Prior service cost	—	—	—	(77)	(77)	—	(77)

Total comprehensive income	—	—	—	—	$158,631	—	—

Shares issued under various employee benefit and stock compensation plans	3	32,075	—	—		—	32,078
Stock option exercises	5	17,884	—	—		—	17,889
Tax benefit from stock issued	—	9,266	—	—		—	9,266
Treasury stock, at cost	—	—	—	—		(132,906)	(132,906)

Balance, December 31, 2008	754	551,598	1,129,569	(13,975)		(473,097)	1,194,849
Comprehensive income:
Net income	—	—	175,882	—	$175,882	—	175,882
Currency translation adjustment	—	—	—	14,605	14,605	—	14,605
Unrealized gain on securities, net of tax	—	—	—	805	805	—	805
Defined benefit pension plans, net of tax:
Actuarial loss	—	—	—	(6,645)	(6,645)	—	(6,645)
Prior service cost	—	—	—	(71)	(71)	—	(71)

Total comprehensive income	—	—	—	—	$184,576	—	—

Shares issued under various employee benefit and stock compensation plans	9	33,768	—	—		—	33,777
Stock option exercises	1	3,091	—	—		—	3,092
Tax benefit from stock issued	—	(462)	—	—		—	(462)
Treasury stock, at cost	—	—	—	—		(4,828)	(4,828)

Balance, December 31, 2009	$764	$587,995	$1,305,451	$(5,281)		$(477,925)	$1,411,004

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
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

2.    Summary of Significant Accounting Policies

    Principles of Consolidation

                The consolidated financial statements include the accounts of all entities controlled by Covance. All significant intercompany accounts and transactions are eliminated. The equity method of accounting is used for investments in affiliates in which Covance owns between 20 and 50 percent and does not have the ability to exercise control. For investments in which Covance owns less than 20 percent and does not have the ability to exercise significant influence over operating or financial decisions of the investee, the cost method of accounting is applied. Where the fair value of the shares of the cost method investee is based on quoted prices in active markets, Covance accounts for such investment as available-for-sale securities. See Note 5.

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
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

    Financial Instruments

                The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts as reported at December 31, 2009 and 2008.

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

    Prepaid Expenses and Other Current Assets

                In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $55.6 million and $52.7 million at December 31, 2009 and 2008, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

    Property and Equipment

                Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method at rates adequate to allocate the cost of the applicable assets over their estimated useful lives, which generally range from ten to forty years for buildings and improvements, three to ten years for equipment, furniture and fixtures and three to five years for computer hardware and software, except for certain large enterprise-wide software applications which are depreciated over eight years. Leasehold improvements are capitalized and amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the associated remaining lease term. The cost of computer software developed or obtained for internal use is capitalized and amortized on the straight-line method over the estimated useful life. Costs incurred during the development phase are capitalized, while all other costs are expensed as incurred. Repairs and maintenance are expensed as incurred.

    Goodwill and Other Intangible Assets and Impairment

                Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The annual test for impairment performed for 2009, 2008 and 2007 indicated that no reporting units were at risk for impairment.

                Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from one to ten years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets. See Note 4.

    Impairment of Long-Lived Assets

                Assessments of the recoverability of long-lived assets are conducted when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the asset from the expected future undiscounted cash flows of related operations. No events or changes in circumstances have occurred that caused an evaluation of the recoverability of the long-lived assets for the years ended December 31, 2009, 2008 and 2007.

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

                Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment's clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. We do not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which we have earned more than an immaterial amount of performance-based revenue (i.e., potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

contract value is amended and revenue is recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred.

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
DECEMBER 31, 2009, 2008 AND 2007
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

                The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes. The balance of this reserve at December 31, 2009 and 2008 is $0.9 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

                Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of December 31, 2009. See Note 7.

    Comprehensive Income

                Covance's total comprehensive income for the periods presented is comprised of: (1) net income plus the change in the cumulative translation adjustment equity account and (2) the adjustments, net of tax, for the

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

current year actuarial gains (losses) and prior service credits (costs) in connection with its defined benefit pension and other post-retirement plans. For the years ended December 31, 2009 and 2008, comprehensive income also includes the increase in the unrealized gain on available-for-sale securities of $0.8 million and $4.4 million, net of tax, respectively. In the fourth quarter of 2008, Covance changed the classification of its minority equity investment in BioClinica, Inc. from an equity method investment to an available-for-sale security. See Note 5.

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

    Defined Benefit Pension Plans

                Covance sponsors various pension and other post-retirement benefit plans which are more fully described in Note 9. The measurement of the related benefit obligations and the net periodic benefit costs recorded each year are based upon actuarial computations, which require management's judgment as to certain assumptions. These assumptions include the discount rates to use in computing the present value of the benefit obligations and the net periodic benefit costs, the expected future rate of salary increases (for pay-related plans) and the expected long-term rate of return on plan assets (for funded plans). The discount rates are derived based on a hypothetical yield curve represented by a series of annualized individual discount rates. The expected long-term rate of return on plan assets is based on the target asset allocation and the average expected rate of growth for the asset classes invested. The average expected rate of growth is derived from a combination of historic returns, current market indicators, the expected risk premium for each asset class and the opinion of professional advisors. Effective December 31, 2008, liabilities related to all of Covance's pension and other post-retirement benefit plans are measured as of December 31. See Note 9.

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

                In computing diluted EPS for the years ended December 31, 2009, 2008 and 2007, the denominator was increased by 522,367 shares, 885,350 shares and 1,072,674 shares, respectively, representing the dilutive effect of stock options outstanding at December 31, 2009, 2008 and 2007, with exercise prices less than the average market price of Covance's common stock during each respective period. Excluded from the computation of diluted EPS for the year ended December 31, 2009 were options to purchase 825,401 shares of common stock at prices ranging from $47.27 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2009. Excluded from the computation of diluted EPS for the year ended December 31, 2008 were options to purchase 251,588 shares of common stock at prices ranging from $77.72 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2008. Excluded from the

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

computation of diluted EPS for the year ended December 31, 2007 were options to purchase 4,805 shares of common stock at prices ranging from $70.57 to $87.33 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2007.

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

    Supplemental Cash Flow Information

                Cash paid for interest for the years ended December 31, 2009, 2008 and 2007 totaled $1.2 million, $1.5 million and $0.3 million, respectively. Cash paid for income taxes for the years ended December 31, 2009, 2008 and 2007 totaled $26.8 million, $53.8 million and $63.2 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the years ended December 31, 2009, 2008 and 2007 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $0.8 million, $7.3 million and $6.0 million, respectively (a corresponding cash inflow of $0.8 million, $7.3 million and $6.0 million, respectively, has been included in financing cash flows).

    Subsequent Events

                Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 13.

3.    Property and Equipment

                Property and equipment at December 31, 2009 and 2008 consist of the following:

	2009	2008
Property and equipment at cost:
Land	$91,800	$87,247
Buildings and improvements	663,487	501,552
Equipment	288,775	235,342
Computer hardware and software	294,060	245,984
Furniture, fixtures & leasehold improvements	78,884	73,414
Construction-in-progress	73,469	211,892

	1,490,475	1,355,431
Less: Accumulated depreciation and amortization	(568,480)	(494,474)

Property and equipment, net	$921,995	$860,957

                Depreciation and amortization expense aggregated $90.3 million, $70.6 million and $65.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

4.    Goodwill and Amortizable Intangible Assets

                The following table sets forth changes in the carrying amount of goodwill by operating segment, net of accumulated amortization of $15.1 million for each of the years ended December 31, 2009 and 2008, respectively (see Note 6):

	Early Development	Late-Stage Development	Total
Balance, December 31, 2008	$69,570	$35,916	$105,486
Goodwill recognized from 2009 acquisition of businesses	22,167	—	22,167

Balance, December 31, 2009	$91,737	$35,916	$127,653

                The following table summarizes the Company's acquired amortizable intangible assets (see Note 6), which are reflected in other assets on the consolidated balance sheet, as of December 31, 2009 and 2008:

	2009	2008
Intangible assets at cost:
Customer Lists (10 year weighted average useful life)	$5,753	$4,510
Technology (5 year weighted average useful life)	2,340	2,340
Other—Patient List, Backlog and Non-Compete Agreements (weighted average useful lives ranging from 1 to 4 years)	1,419	820

	9,512	7,670
Less: Accumulated amortization	(4,039)	(3,016)

Net carrying value	$5,473	$4,654

                Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $1.0 million, $1.0 million and $1.2 million, respectively. Amortization expense expected to be recorded for each of the next five years is as follows:

Year Ending December 31,
2010	$1,194
2011	$918
2012	$627
2013	$590
2014	$590

5.    Equity Investments

                In December 2008, Covance acquired a minority equity position (less than 20%) in Caprion Proteomics ("Caprion"), a privately held company headquartered in Montreal, Canada for a total cost of $3.1 million. Caprion is a leading provider of proteomics-based services to the pharmaceutical industry. Under the terms of the agreement, Covance serves as the exclusive contract research organization distributor of Caprion's proteomic biomarker services and Caprion serves as Covance's exclusive proteomic discovery provider. As Covance owns less than a 20% interest in Caprion and does not exercise significant influence over the operating or financial decisions of Caprion, the investment is accounted for under the cost method. This investment is included in other assets on the consolidated balance sheet.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

5.    Equity Investments (Continued)

                Covance has a 47% minority equity position in Noveprim Limited ("Noveprim"), a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim's net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance's investment. This investment is reflected in other assets on the consolidated balance sheet. During the years ended December 31, 2009, 2008 and 2007, Covance recognized income of $0.9 million, $1.4 million and $2.0 million, respectively, representing its share of Noveprim's earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at December 31, 2009, 2008 and 2007. The carrying value of Covance's investment in Noveprim as of December 31, 2009 and 2008 was $22.1 million and $23.4 million, respectively.

                Covance has a minority equity position (less than 20%) in Bio-Clinica, Inc. ("BIOC") (Nasdaq GM:BIOC), formerly known as Bio-Imaging Technologies, Inc. BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During each of the years ended December 31, 2008 and 2007, Covance recognized income of $0.4 million representing its pro rata share of BIOC's earnings. In the fourth quarter of 2008, Covance suspended the use of the equity method of accounting as its ownership interest in BIOC fell below 20% and it could no longer exercise significant influence over BIOC's operations. In the fourth quarter of 2008, Covance began accounting for its investment in BIOC as an available-for-sale security. The carrying value of Covance's investment in BIOC as of December 31, 2009 and 2008 was $10.0 million and $8.6 million, respectively, as determined based on quoted prices in an active market. This investment is reflected in other assets on the consolidated balance sheet. The $1.4 million increase in the carrying value of the investment results in a $0.8 million increase in the unrealized gain on investment, net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. Accordingly, the balance in the unrealized gain on investment at December 31, 2009 and 2008 was $5.2 million and $4.4 million, net of tax, respectively.

6.    Acquisitions and Divestitures

                In August 2009, Covance acquired certain assets and capabilities of Merck & Co., Inc.'s ("Merck") Gene Expression Laboratory ("GEL") located in Seattle, Washington for $9.75 million in cash. Transaction related costs of $0.7 million were included in selling, general and administrative expense in the period incurred. This acquisition expanded Covance's footprint in the genomics testing market and added capabilities in genomics testing and personalized medicine. The tangible assets acquired consisted of property and equipment and were included in Covance's consolidated financial statements beginning in August 2009 based on their estimated fair value of $5.5 million, as determined by a preliminary purchase price allocation. The remaining purchase price of $4.2 million represents the fair value of the acquired assembled workforce, which is a component of goodwill. Results of operations for GEL are reported in Covance's early development segment beginning in August 2009. Covance and Merck also entered into an agreement pursuant to which Merck will purchase at least $145.0 million of genomic analysis services from Covance over a five year period.

                In August 2009, Covance sold its interactive voice and web response ("IVR") service offering, part of Covance's late-stage development segment, to Phase Forward for net cash proceeds totaling $9.7 million and recorded a pre-tax gain of $9.0 million ($5.9 million after tax) on the sale. In addition, Covance and Phase Forward entered into a five-year marketing agreement pursuant to which Covance will receive a referral fee for providing Phase Forward's IVR services to its clients.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

6.    Acquisitions and Divestitures (Continued)

                In March 2009, Covance acquired 100% of the stock of Swiss Pharma Contract Ltd. ("Swiss Pharma"), and its 50-bed clinical research facility based in Basel, Switzerland, for cash payments aggregating $19.4 million ($18.3 million net of cash acquired). Additionally, Covance repaid the entire $5.4 million balance of mortgage debt assumed in the Swiss Pharma acquisition. Transaction related costs of $0.5 million were included in selling, general & administrative expense in the period incurred. This acquisition expanded Covance's clinical pharmacology presence in Europe and provided access to special patient populations for Phase I/IIa clinical studies. Swiss Pharma's assets and liabilities acquired were included in the consolidated financial statements beginning in March 2009 based on their estimated fair value. Results of operations for Swiss Pharma are reported in Covance's early development segment beginning in March 2009. In addition to the initial cash consideration of $19.4 million, Covance accrued a liability of $3.4 million for the estimated fair value of future contingent consideration expected to be payable by Covance based upon Swiss Pharma reaching specific performance metrics over the next three years of operations. The potential contingent consideration in this transaction ranges from zero to $4.6 million and is payable in three annual installments based upon operational performance in 2009, 2010 and 2011. The table below summarizes the purchase price allocation for the Swiss Pharma acquisition:

                Estimated fair value of tangible assets and liabilities acquired:

Cash	$1,008
Accounts receivable and unbilled, net	2,024
Property and equipment	7,461
Unearned revenue	(885)
Mortgage debt	(5,436)
Other net liabilities	(1,142)
Fair value of intangible assets acquired (7 year weighted average useful life):
Customer list (10 year useful life)	1,243
Non-compete agreements (3 year useful life)	437
Order backlog (1 year useful life)	162
Goodwill	17,959

Net assets acquired	$22,831

                Intangible assets are being amortized on a straight-line basis over their estimated useful lives. The amortization expense expected to be recorded in future periods is as follows:

2010	$270
2011	$270
2012	$161
2013	$124
2014	$124
2015 and beyond	$529

                The goodwill of $18.0 million resulting from the acquisition arises largely from the synergies expected from combining the Swiss Pharma operations with our existing European clinical pharmacology operations, as well as from the benefits derived from the assembled Swiss Pharma workforce. None of the goodwill recognized is expected to be deductible for tax purposes.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

6.    Acquisitions and Divestitures (Continued)

                In October 2008, Covance acquired certain assets from Eli Lilly and Company ("Lilly") for cash payments totaling $51.6 million (including transaction related costs of $1.6 million). The acquired assets consisted of 450 acres of Lilly's early drug development campus (land, buildings and equipment) located in Greenfield, Indiana ("Greenfield"). In addition, Covance and Lilly entered into a 10-year agreement with a minimum value of $1.6 billion pursuant to which Covance will provide Lilly a broad range of drug development services. The results of operations for Greenfield and the acquired assets, which are now part of Covance's Early Development segment service offering, are included in Covance's consolidated financial statements beginning in October 2008.

                In November 2007, Covance sold its centralized ECG business ("Cardiac Safety Services"), part of Covance's late-stage development segment, to eResearchTechnology Inc. ("eRT") for initial cash proceeds of $35.2 million and a pre-tax gain of $6.6 million ($4.1 million after tax). Simultaneously therewith, Covance entered into a 10-year marketing agreement with eRT under which Covance will continue to offer its clients cardiac safety services. During 2009 and 2008, Covance received additional proceeds from this sale reflecting contingent consideration related to transferred backlog and recognized an additional pre-tax gain of $0.7 million and $4.1 million, ($0.4 million and $2.6 million after tax), respectively. In addition, Covance expects to receive referral fees during the term of the long-term marketing agreement.

7.    Taxes on Income

                The components of income before taxes and the related provision (benefit) for taxes on income for 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Income before taxes and equity investee earnings:
Domestic	$94,166	$148,636	$161,451
International	143,679	125,687	84,961

Total	$237,845	$274,323	$246,412

Federal income taxes:
Current provision	$15,463	$42,892	$53,457
Deferred provision (benefit)	18,724	9,738	2,099
International income taxes:
Current provision	13,993	20,993	17,022
Deferred provision (benefit)	10,511	(391)	(6,600)
State and other income taxes:
Current provision	1,196	3,616	6,945
Deferred provision (benefit)	2,983	2,567	11

Income tax provision	$62,870	$79,415	$72,934

                The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Taxes at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	1.1	1.5	1.8
Impact of international operations	(10.8)	(8.6)	(7.8)
Other, net	1.1	1.0	0.6

Total	26.4%	28.9%	29.6%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

                The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Current deferred tax assets:
Liabilities/expenses not currently deductible	$28,341	$11,072
Deferred equity compensation	2,053	2,839
Net operating losses	1,118	1,118

Total current deferred tax assets	$31,512	$15,029

Non-current deferred taxes:
Deferred tax assets:
Net operating losses	$2,196	$3,467
Deferred equity compensation	11,685	8,497
Liabilities/expenses not currently deductible	4,057	3,202

Total non-current deferred tax assets	17,938	15,166

Deferred tax liabilities:
Property and equipment	(110,919)	(60,591)
Earnings not currently taxable	(5,964)	(5,960)

Total non-current deferred tax liabilities	(116,883)	(66,551)

Net non-current deferred tax liabilities	$(98,945)	$(51,385)

                As of December 31, 2009, Covance has United States net operating loss carryforwards of $8.3 million relating to the acquisition of Radiant. These net operating loss carryforwards are subject to limitation under Internal Revenue Code §382 and will expire at various dates through 2026. It is expected that all loss carryforwards will be realized, and accordingly, no valuation allowance has been provided.

                Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance. As a result, taxes have not been provided on accumulated foreign unremitted earnings totaling approximately $494 million at December 31, 2009.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

                As of December 31, 2009, the balance of the reserve for unrecognized tax benefits was $17.2 million, including accrued interest of $1.2 million, of which $0.1 million is recorded as a current liability in accrued expenses and other current liabilities, and $17.1 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet. As of December 31, 2008, the balance of the reserve for unrecognized tax benefits was $11.9 million, including accrued interest of $1.2 million, of which $3.3 million is recorded as a current liability in accrued expenses and other current liabilities, and $8.6 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet. This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits. The net increase in the reserve for unrecognized tax benefits from December 31, 2008 to December 31, 2009 resulted from the accrual of additional reserves relating to research and development credits, other income tax positions and the accrual of interest on existing reserves, partially offset by the recognition of previously unrecognized tax benefits due to the settlement of an income tax audit and the expiration of the period of review of filings in certain jurisdictions.

                Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest for the years ended December 31, 2009, 2008 and 2007:

(dollars in millions)
Unrecognized tax benefits as of January 1, 2007, at date of adoption	$7.8
Additions related to tax positions in the prior year	1.1
Additions related to tax positions in the current year	1.3
Reductions due to settlements and payments	(0.8)
Reductions due to statute expiration	(1.8)

Unrecognized tax benefits as of December 31, 2007	7.6
Additions related to tax positions in the prior year	2.1
Additions related to tax positions in the current year	2.7
Reductions due to statute expiration	(1.7)

Unrecognized tax benefits as of December 31, 2008	10.7
Additions related to tax positions in the prior year	5.3
Additions related to tax positions in the current year	2.6
Reductions due to settlements and payments	(2.1)
Reductions due to statute expiration	(0.5)

Unrecognized tax benefits as of December 31, 2009	$16.0

                Any future changes in the $17.2 million liability for unrecognized tax benefits, resulting from the recognition of tax benefits, would impact the effective tax rate.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

                The following tax years remain open to investigation as of December 31, 2009, for the Company's major jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2004-2009
United Kingdom	2008-2009
Switzerland	2005-2009
Germany	2007-2009

8.    Short-Term Debt

                On June 16, 2009, Covance entered into a new $150.0 million revolving credit facility (the "Credit Facility") which replaced its credit facility which was due to expire on June 30, 2009. The Credit Facility may be expanded to $200.0 million at Covance's election. At December 31, 2009, there were no outstanding borrowings and $1.4 million of outstanding letters of credit under the Credit Facility. At December 31, 2008, there were $50.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the previous credit facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate ("LIBOR") plus a 200 basis point margin. Interest on all outstanding borrowings under the previous credit facility was based upon LIBOR plus a 75 basis point margin. Interest on outstanding borrowings approximated 1.63% and 3.66% per annum during 2009 and 2008, respectively.

                The Credit Facility contains various financial and other covenants and is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. At December 31, 2009, Covance was in compliance with the terms of the Credit Facility.

9.    Employee Benefit Plans

                Covance sponsors various pension and other post-retirement benefit plans. Each of the benefit plans described below has a 2009 and 2008 measurement date of December 31. For 2007, the measurement dates for the various benefit plans ranged from September 30 to December 31.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The components of net periodic pension cost for these plans for 2009, 2008 and 2007 are as follows:

	United Kingdom Plans			German Plan
	2009	2008	2007	2009	2008	2007
Components of Net Periodic Pension Cost:
Service cost	$3,150	$5,226	$5,957	$576	$597	$512
Interest cost	7,200	7,825	7,506	527	486	394
Expected return on plan assets	(7,552)	(8,877)	(8,620)	—	—	—
Amortization of net actuarial loss	1,162	1,207	1,424	7	46	60
Expected participant contributions	(1,933)	(1,999)	(2,247)	—	—	—

Net periodic pension cost	$2,027	$3,382	$4,020	$1,110	$1,129	$966

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.25%	5.50%	5.25%	6.25%	5.60%	4.90%
Expected rate of return on assets	6.75%	6.75%	6.75%	n/a	n/a	n/a
Salary increases	4.25%	4.25%	4.00%	3.00%	3.00%	2.65%

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

                The change in the projected benefit obligation and plan assets, the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2009 and 2008 is as follows:

	United Kingdom Plans		German Plan
	2009	2008	2009	2008
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$111,868	$152,144	$8,691	$8,514
Service cost	3,150	5,226	576	597
Interest cost	7,200	7,825	527	486
Actuarial loss (gain)	14,906	(15,468)	1,740	(940)
Benefits paid	(4,823)	(1,694)	(134)	(178)
Effect of eliminating early measurement date	—	—	—	87
Foreign currency exchange rate changes	7,574	(36,165)	66	125

Benefit obligation, end of year	$139,875	$111,868	$11,466	$8,691

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

	United Kingdom Plans		German Plan
	2009	2008	2009	2008
Change in Fair Value of Assets:
Fair value of plan assets, beginning of year	$105,343	$136,709	$—	$—
Covance contributions	9,749	15,434	—	—
Employee contributions	1,912	2,087	—	—
Actual return on plan assets	15,626	(13,512)	—	—
Benefits paid	(4,823)	(1,694)	—	—
Foreign currency exchange rate changes	7,199	(33,681)	—	—

Fair value of plan assets, end of year	$135,006	$105,343	$—	$—

Funded status at end of year—under funded	$(4,869)	$(6,525)	$(11,466)	$(8,691)

	United Kingdom Plans		German Plan
	2009	2008	2009	2008
Amounts recognized in the consolidated balance sheets:
Current liabilities	$—	$—	$(160)	$(138)
Non-current liabilities	(4,869)	(6,525)	(11,306)	(8,553)

Total	$(4,869)	$(6,525)	$(11,466)	$(8,691)

                Covance contributed $9.7 million (including a discretionary contribution of $4.8 million) in 2009 and $15.4 million (including a discretionary contribution of $7.7 million) in 2008 to its United Kingdom plans and expects to contribute $5.7 million in 2010. No contributions were made during 2009 or 2008 to the German plan, nor are any contributions expected to be made to the German plan in 2010, since that plan is unfunded.

                The accumulated benefit obligation for the United Kingdom pension plans was $111.3 million and $89.0 million at December 31, 2009 and 2008, respectively. The accumulated benefit obligation for the German plan was $8.7 million and $6.7 million at December 31, 2009 and 2008, respectively.

                The amounts recognized in accumulated other comprehensive income as of December 31, 2009 and 2008 are as follows:

	United Kingdom Plans		German Plan
	2009	2008	2009	2008
Net actuarial loss	$37,680	$31,369	$2,145	$374
Less: Tax benefit (deferred tax asset)	(10,850)	(9,083)	(711)	(162)

Accumulated other comprehensive income impact	$26,830	$22,286	$1,434	$212

Weighted Average Assumptions Used to Determine Benefit Obligations:
Discount rate	5.75%	6.25%	5.50%	6.25%
Salary increases	4.50%	4.25%	3.00%	3.00%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The net actuarial loss for the United Kingdom and German pension plans required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2010 is expected to be $1.3 million and $0.1 million, respectively.

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

Equity securities	50%–60%
Debt securities	35%–45%
Real estate	5%–10%
Other	0%–5%

                The weighted average asset allocation of the United Kingdom pension plans as of December 31, 2009 and 2008 by asset category is as follows:

	2009	2008
Equity securities	53%	40%
Debt securities	36%	42%
Real estate	5%	5%
Other	6%	13%

Total	100%	100%

                During periods of extreme market volatility, the actual asset allocation as of a point in time could fall outside of the trustees' long-term asset allocation targets. That was the case at December 31, 2008, as the severe decline in equity prices experienced during the fourth quarter of 2008 brought the actual equity allocation down to 40% of total United Kingdom pension plan assets. That asset allocation has since moved back in-line with the long-term target ranges as of December 31, 2009.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The fair value of the Company's United Kingdom pension plans' assets as of December 31, 2009, by asset category, are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$5,312	$5,312	$—	$—
Mutual funds(a)	129,694	—	129,694	—

Total	$135,006	$5,312	$129,694	$—

  (a)
  Mutual funds represent pooled investment vehicles offered by investment managers, which are generally comprised of investments in equities, bonds, property and cash. The plans' trustees hold units in these funds, the value of which is determined by the number of units held multiplied by the unit price calculated by the investment managers. That unit price is derived based on the market value of the securities that comprise the fund, which are determined by quoted prices in active markets. No element of the valuation is based on inputs made by the plans' trustees.

                Expected future benefit payments are as follows:

Year Ending December 31,	United Kingdom Plans	German Plan
2010	$2,780	$161
2011	$2,137	$180
2012	$2,290	$188
2013	$3,085	$205
2014	$3,181	$224
2015-2019	$22,029	$1,180

    Supplemental Executive Retirement Plan

                In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan ("SERP"). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance. Benefit amounts are based upon years of service and compensation of the participating employees. The components of net periodic pension cost for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Components of Net Periodic Pension Cost:
Service cost	$1,056	$1,234	$1,085
Interest cost	594	868	773
Amortization of prior service (credit) cost	(119)	(119)	76
Amortization of net actuarial loss	—	107	41
Settlement loss	643	—	—

Net periodic pension cost	$2,174	$2,090	$1,975

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	6.00%	5.75%	5.50%
Salary increases	4.00%	4.00%	4.00%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The net periodic pension cost for the year ended December 31, 2009 includes a non-cash charge of $0.6 million as a result of a plan settlement due to total lump-sum distributions from the plan in 2009 exceeding service and interest costs for the year.

                The change in the projected benefit obligation, the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2009 and 2008 is as follows:

	2009	2008
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$14,190	$13,869
Service cost	1,056	1,234
Interest cost	594	868
Actuarial loss (gain)	2,404	(681)
Benefits paid	(6,162)	(1,274)
Effect of eliminating early measurement date	—	174

Benefit obligation, end of year	$12,082	$14,190

Funded status at end of year—under funded	$(12,082)	$(14,190)

	2009	2008
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(568)	$(5,410)
Non-current liabilities	(11,514)	(8,780)

Total	$(12,082)	$(14,190)

                The accumulated benefit obligation as of December 31, 2009 and 2008 is $9.5 million and $12.6 million, respectively.

                The amounts recognized in accumulated other comprehensive income and not yet recognized as a component of net periodic pension cost as of December 31, 2009 and 2008 are as follows:

	2009	2008
Net actuarial loss	$3,512	$1,751
Prior service credit	(1,045)	(1,163)
Less: Tax benefit (deferred tax asset)	(987)	(235)

Accumulated other comprehensive income impact	$1,480	$353

                The net actuarial loss and prior service credit required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2010 are estimated to be $0.2 million and $(0.1) million, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

	2009	2008
Weighted Average Assumptions Used to Determine Benefit Obligation:
Discount rate	5.25%	6.00%
Salary increases	4.00%	4.00%

                Expected future benefit payments are as follows:

Year Ending December 31,
2010	$568
2011	$—
2012	$—
2013	$1,845
2014	$130
2015-2019	$8,287

    Post-Employment Retiree Health and Welfare Plan

                Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.

                The components of net periodic post-retirement benefit cost for 2009, 2008 and 2007 are as follows:

	2009		2008		2007
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$96		$119		$148
Interest cost	310		313		304
Amortization of net actuarial loss	—		5		20

Net periodic post-retirement benefit cost	$406		$437		$472

Weighted Average Assumptions Used to Determine Net Periodic
Post-retirement Benefit Cost:
Weighted average discount rate	6.00%		5.75%		5.50%
Health care cost trend rate	8.00	%(a)	8.50	%(a)	9.00	%(a)

  (a)
  decreasing to ultimate trend of 5.00% in 2015

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The change in the projected post-retirement benefit obligation, the funded status of the plan and the reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2009 and 2008 is as follows:

	2009	2008
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$5,637	$5,519
Service cost	96	119
Interest cost	310	313
Participant contributions	553	475
Actuarial gain	(295)	(28)
Benefits paid	(938)	(900)
Federal subsidy on benefits paid	174	103
Effect of eliminating early measurement date	—	36

Benefit obligation, end of year	$5,537	$5,637

Funded status at end of year—under funded	$(5,537)	$(5,637)

	2009	2008
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(553)	$(586)
Non-current liabilities	(4,984)	(5,051)

Total	$(5,537)	$(5,637)

                The amounts recognized in accumulated other comprehensive income as of December 31, 2009 and 2008 are as follows:

	2009	2008
Net actuarial loss	$152	$447
Less: Tax benefit (deferred tax asset)	(61)	(179)

Accumulated other comprehensive income impact	$91	$268

                There is no net actuarial loss related to the retiree health and welfare plan required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2010.

	2009		2008
Assumptions Used to Determine Benefit Obligation:
Weighted average discount rate	5.25%		6.00%
Health care cost trend rate	7.50	%(a)	8.00	%(a)

(a)
decreasing to ultimate trend of 5.00% in 2014

                A one-percentage-point increase or decrease in the assumed health care cost trend rate would not impact the net service and interest cost components of the net periodic post-retirement benefit cost or the post-retirement benefit obligation since future increases in plan costs are paid by participant contributions. Covance expects to contribute $0.6 million to the post-employment retiree health and welfare plan in 2010.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                Expected future gross benefit payments, Federal subsidies and net benefit payments are as follows:

Year Ending December 31,	Gross Benefit Payments	Federal Subsidies	Net Benefit Payments
2010	$1,297	$(124)	$1,173
2011	$1,351	$(133)	$1,218
2012	$1,370	$(146)	$1,224
2013	$1,438	$(154)	$1,284
2014	$1,462	$(161)	$1,301
2015-2019	$8,152	$—	$8,152

    Defined Contribution Plans

                U.S. employees are eligible to participate in Covance's 401(k) plan, while employees in international locations are eligible to participate in either defined benefit or defined contribution plans, depending on the plan offered at their location. Aggregate Covance contributions to its various defined contribution plans totaled $26.8 million, $26.6 million and $20.9 million for 2009, 2008 and 2007, respectively.

10.    Stockholders' Equity

    Preferred Stock

                Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 2009, no Covance Series Preferred Stock has been issued or is outstanding.

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

    Treasury Stock

                In February 2007, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance's stock repurchase program. For the year ended December 31, 2009 there were no shares repurchased under Covance's stock repurchase program. For the years ended December 31, 2008, and 2007, Covance repurchased 1.5 million shares and 1.0 million shares, respectively, under Covance's stock repurchase program. At December 31, 2009 there were 0.8 million shares remaining for purchase under the 2007 authorization. Covance also reacquires shares of its common stock in connection with certain employee benefit plans primarily when employees tender shares to satisfy income tax withholdings associated

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

with the vesting of stock awards. The following table sets forth the treasury stock activity during 2009, 2008 and 2007:

	2009		2008		2007
(amounts in thousands)	$	# shares	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$—	—	$126,710	1,500.0	$59,628	977.0
Employee benefit plans	4,828	106.6	6,196	102.2	6,728	85.7

Total	$4,828	106.6	$132,906	1,602.2	$66,356	1,062.7

    Stock-Based Compensation Plans

                In May 2007, Covance's shareholders approved the 2007 Employee Equity Participation Plan (the "2007 EEPP") in replacement of the 2002 Employee Equity Participation Plan (the "2002 EEPP"). Effective upon approval of the 2007 EEPP, no further grants or awards were permitted under the 2002 EEPP. Shares remaining for grant under the 2002 EEPP are available for grant under the 2007 EEPP. In addition, the Covance Board of Directors directed that, effective May 3, 2007, no further grants would be permitted under the 2002 Employee Stock Option Plan (the "2002 ESOP") and, unlike the 2002 EEPP, shares remaining for grant under the 2002 ESOP are not available for grant under the 2007 EEPP. The 2007 EEPP became effective on May 3, 2007 and will expire on May 2, 2017. The 2007 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the "Compensation Committee") or such committee as is appointed by the Covance Board of Directors to administer the 2007 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant equity interest. The 2007 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. The exercise period for stock options granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant. Prior to 2009, options were generally granted with a pro rata three year vesting period for senior executives and a pro rata two year period for all other optionees. Beginning in 2009, options are generally granted with pro rata three year vesting for all employees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2007 EEPP totaled approximately 1.6 million plus approximately 3.3 million shares remaining available under the 2002 EEPP at the time the 2007 EEPP was approved. All stock option grants under the 2002 EEPP remaining outstanding are now administered in accordance with the provisions of the 2002 EEPP out of shares issuable under the 2007 EEPP. The Company issues authorized but previously unissued shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights or grants of options to purchase common stock or other stock awards to consultants of Covance or employees or consultants of entities in which Covance has a controlling or significant equity interest under the 2002 ESOP, the 2002 EEPP or the 2007 EEPP. At December 31, 2009 there were approximately 2.8 million shares remaining available for option grants or awards under the 2007 EEPP, up to 0.9 million of which are available for issuance as stock awards.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

                The Company recognizes stock-based compensation pursuant to which the grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Results of operations for the year ended December 31, 2009 include $26.9 million ($18.3 million net of tax benefit of $8.6 million) of total stock-based compensation expense, $11.5 million of which has been included in cost of revenue and $15.4 million of which has been included in selling, general and administrative expenses. Results of operations for the year ended December 31, 2008 include $25.5 million ($17.2 million net of tax benefit of $8.3 million) of total stock-based compensation expense, $9.9 million of which has been included in cost of revenue and $15.6 million of which has been included in selling, general and administrative expenses. Results of operations for the year ended December 31, 2007 include $21.9 million ($14.7 million net of tax benefit of $7.2 million) of total stock-based compensation expense, $7.5 million of which has been included in cost of revenue and $14.4 million of which has been included in selling, general and administrative expenses.

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

                The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Expected stock price volatility	36%	39%	42%
Risk free interest rate(s)	0.3% - 2.6%	1.9% - 3.7%	4.7% - 5.1%
Expected life of options (years)	4.6	4.4	4.3

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

                The following table sets forth Covance's stock option activity as of and for the year ended December 31, 2009:

	Number of Shares (in thousands)	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Options outstanding, December 31, 2008	2,201.3	$43.25
Granted	956.4	$40.06
Exercised	(138.4)	$22.34
Forfeited	(59.5)	$55.05

Options outstanding, December 31, 2009	2,959.8	$43.24	6.4 years	$43.8

Vested & unvested expected to vest, December 31, 2009	2,853.4	$43.19	6.3 years	$42.6
Exercisable at December 31, 2009	1,833.4	$41.04	4.9 years	$30.8

                The weighted-average grant-date fair value per share of options granted during 2009, 2008 and 2007 was $12.73, $28.34 and $24.40, respectively. As of December 31, 2009, the total unrecognized compensation cost related to non-vested stock options granted was $9.4 million and is expected to be recognized over a weighted average period of 2.0 years.

                The following table sets forth the aggregate intrinsic value of options exercised and the aggregate grant-date fair value of shares which vested during 2009, 2008 and 2007:

	2009	2008	2007
(in millions)
Aggregate intrinsic value of options exercised	$3.7	$30.3	$28.6
Aggregate grant-date fair value of shares vested	$7.3	$7.1	$10.3

                Cash proceeds from stock options exercised during the years ended December 31, 2009, 2008 and 2007 totaled $3.1 million, $17.9 million and $22.2 million, respectively. The cash flows resulting from tax benefits realized on tax deductions in excess of the compensation expense recognized for stock options exercised in the period are classified as a financing cash flow. The excess tax benefit classified as a financing cash inflow during the years ended December 31, 2009, 2008 and 2007 was $0.8 million, $7.3 million and $6.0 million, respectively. The actual tax benefit realized on stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $1.3 million, $8.9 million and $9.2 million, respectively. The difference between the actual tax benefit received and the excess tax benefit for the years ended December 31, 2009, 2008 and 2007, of $0.5 million, $1.6 million and $3.2 million, respectively, is classified as an operating cash inflow.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

                The following table sets forth Covance's performance-based shares and restricted stock activity as of and for the year ended December 31, 2009:

	Performance-based Shares		Restricted Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	190.1	$66.84	288.2	$72.80
Granted	142.8	$45.73	543.7	$40.64
Vested	(119.2)	$60.99	(144.8)	$67.89
Forfeited	(10.6)	$70.50	(40.4)	$50.48

Nonvested at December 31, 2009	203.1	$55.24	646.7	$48.25

                The blended weighted average grant-date fair value of performance-based shares and restricted stock awards granted during the year ended December 31, 2009, 2008 and 2007 was $41.70, $78.58 and $61.16, respectively. As of December 31, 2009, the total unrecognized compensation cost related to non-vested performance-based shares and restricted stock awards was $23.7 million. This cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of performance-based shares and restricted stock which vested during 2009, 2008 and 2007 was $17.1 million, $14.7 million and $9.6 million, respectively.

                Employee Stock Purchase Plan—Covance also has an employee stock purchase plan (the "ESPP") pursuant to which Covance may make available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP, administered by the Compensation Committee, is intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions. A maximum of 3.0 million shares may be purchased by Covance employees under the ESPP. During 2009, 2008 and 2007, a total of 200,054 shares, 89,760 shares and 99,441 shares of common stock, respectively, were issued under the ESPP. At December 31, 2009, there were approximately 0.5 million shares remaining for purchase under the ESPP.

11.    Commitments and Contingencies

                Minimum annual rental commitments under non-cancelable operating leases, primarily for offices and laboratory facilities, in effect at December 31, 2009 are as follows:

Year Ending December 31,
2010	$26,618
2011	$24,129
2012	$20,401
2013	$18,179
2014	$9,466
2015 and beyond	$48,061

                Operating lease rental expense aggregated $31.8 million, $29.2 million and $28.4 million for 2009, 2008 and 2007, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
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

	Early Development		Late-Stage Development	Other Reconciling Items		Total
Total revenues from external customers:
2009	$791,801		$1,075,833	$94,992	(a)	$1,962,626
2008	$844,782		$883,316	$98,969	(a)	$1,827,067
2007	$777,665		$768,754	$85,097	(a)	$1,631,516
Depreciation and amortization:
2009	$62,108		$16,221	$12,960	(b)	$91,289
2008	$48,010		$16,808	$6,753	(b)	$71,571
2007	$41,342		$21,098	$3,757	(b)	$66,197
Operating income:
2009	$99,728		$254,510	$(125,628	)(c)	$228,610
2008	$205,395		$170,141	$(111,886	)(c)	$263,650
2007	$195,902		$128,105	$(95,361	)(c)	$228,646
Segment assets:
2009	$1,184,401		$612,572	$177,971	(d)	$1,974,944
2008	$1,136,928		$453,448	$162,712	(d)	$1,753,088
2007	$933,746		$461,788	$164,651	(d)	$1,560,185
Investment in equity method investees:
2009	$22,062	(e)	$—	$—		$22,062
2008	$23,427	(e)	$—	$—		$23,427
2007	$23,244	(e)	$—	$911	(f)	$24,155
Capital expenditures:
2009	$69,554		$40,815	$20,710	(g)	$131,079
2008	$253,652		$23,539	$41,737	(g)	$318,928
2007	$163,810		$17,314	$19,913	(g)	$201,037

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

  (f)
  Represents equity investment in BioClinica, Inc.

  (g)
  Represents corporate capital expenditures.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, unless otherwise indicated)

12.    Segment Information (Continued)

    Enterprise-Wide Disclosures

                Net revenues from external customers for each significant service area for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Preclinical Laboratory Services	Central (Clinical) Laboratory Services	Clinical Development Services	All Other Services	Total
2009	$606,964	$608,378	$346,748	$305,544	$1,867,634
2008	$667,122	$464,715	$302,894	$293,367	$1,728,098
2007	$601,413	$376,090	$255,345	$313,571	$1,546,419

                Net revenues from external customers and long-lived assets for each significant geographic location for the years ended December 31, 2009, 2008 and 2007 are as follows:

	United States	United Kingdom	Switzerland	Other	Total
Net revenues from external customers(1)
2009	$1,075,611	$203,973	$282,152	$305,898	$1,867,634
2008	$1,038,808	$227,083	$215,478	$246,729	$1,728,098
2007	$958,706	$224,236	$161,754	$201,723	$1,546,419
Long-lived assets(2)
2009	$722,468	$111,393	$42,641	$45,493	$921,995
2008	$683,897	$102,851	$29,447	$44,762	$860,957
2007	$454,648	$119,634	$28,646	$43,112	$646,040

  (1)
  Net revenues are attributable to geographic locations based on the physical location where the services are performed.

  (2)
  Long-lived assets represents the net book value of property and equipment.

13.    Subsequent Events

                Covance completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or adjustment to these financial statements.

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

                (b)   Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. See Management's Report on Consolidated Financial Statements and Internal Control, which is included herein.

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

                (d)   Changes in Internal Control over Financial Reporting. In connection with Covance's focus on investing in infrastructure to enhance our ability to manage expected future growth, the Company implemented a number of PeopleSoft® financial software modules ("PeopleSoft Financials"). Implementation began in the fourth quarter of 2008 and was substantially complete by December 31, 2009. The implementation resulted in certain changes and enhancements to the Company's internal controls. PeopleSoft Financials, along with the internal controls over financial reporting impacted by the implementation, were tested for design effectiveness. While some processes and controls will continue to evolve, existing controls and the controls affected by the implementation of PeopleSoft Financials were evaluated as appropriate and effective. There were no other changes in the Company's internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

                None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

                The information required by this item for executive officers is set forth under the heading "Executive Officers" in Part I, Item 1 of this report.

Directors

                Kathleen G. Bang, 60, was the President and Chief Executive Officer of Northwestern Memorial Foundation, a not-for-profit affiliate of Northwestern Memorial HealthCare ("Northwestern"), an academic medical center, from February 2002 until her retirement in 2004. Prior to February 2002, Ms. Bang was the Executive Vice President and Chief Operating Officer of Northwestern. Ms. Bang joined Northwestern in 1986 and became Executive Vice President and Chief Operating Officer in 1988. Ms. Bang also was Chair of the Governing Council for Metropolitan Hospitals of the American Hospital Association from January 1996 to December 1998, and a Board member of the Illinois Hospital Association from 1995 through 2003 and served as Chair in 2002. Ms. Bang has been a member of the Covance Board since 1998.

                Robert Barchi, M.D., Ph.D., 63, has been President of Thomas Jefferson University since September 2004. Prior to that, Dr. Barchi was Provost of the University of Pennsylvania since 1999. Previously, he served as Chair of the University of Pennsylvania's Department of Neurology and as founding Chair of the University's Department of Neuroscience. Dr. Barchi was also Director of the Mahoney Institute of Neurological Sciences for more than 12 years and was the Director of the Dana Fellowship Program in Neuroscience and Director of the Clinical Neuroscience Track. He was the founder and President of Penn Neurocare, a regional specialty network. Dr. Barchi has been a member of the Covance Board since October 2003.

                Gary E. Costley, Ph.D., 66, is a co-founder and managing director of C&G Capital and Management, LLC, which provides capital and management to health, medical and nutritional products and services companies. He was Chairman and Chief Executive Officer of International Multifoods Corporation, a manufacturer and marketer of branded consumer food and food service products from November 2001 until June 2004, and Chairman, President and Chief Executive Officer from 1997 through 2001. Dr. Costley has been a member of the Covance Board since September 2007. Dr. Costley is also a Director of The Principal Financial Group, a global financial institution, Tiffany & Co., a jewelry company, and Prestige Brand Holdings, Inc., a consumer products company.

                Sandra L. Helton, 60, was Executive Vice President and Chief Financial Officer of Telephone & Data Systems, Inc., a telecommunications service company, ("TDS") from October 2000 through December 2006. She joined TDS as Executive Vice President—Finance and Chief Financial Officer in August 1998. Prior to joining TDS, Ms. Helton was the Vice President and Corporate Controller of Compaq Computer Corporation between 1997 and 1998. Prior to that time, Ms. Helton was employed by Corning Incorporated. At Corning, Ms. Helton was Senior Vice President and Treasurer between 1994 and 1997 and was Vice President and Treasurer between 1991 and 1994. Ms. Helton has been a member of the Covance Board since September 2003. Ms. Helton is also a Director of The Principal Financial Group, a global financial institution. Ms. Helton was a Director of Telephone and Data Systems, Inc. and US Cellular Corporation through December 31, 2006.

                Joseph L. Herring, 54, has been Covance's Chief Executive Officer since January 2005, and Chairman since January 2006. Mr. Herring was President and Chief Operating Officer from November 2001 to December 2004, and was Covance's Corporate Senior Vice President and President—Early Development Services from 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring spent 18 years at the American Hospital Supply/Baxter International/Caremark International family of healthcare service companies where he held a variety of senior leadership positions, culminating in the position of Vice President and General Manager of its oncology business. Mr. Herring has been a member of the Covance Board since 2004.

                John McCartney, 57, is Chairman of A.M. Castle & Co., a specialty steel products distributor. Mr. McCartney served as the Chairman of Westcon Group, Inc., a specialty distributor of networking and communications equipment until March 2009 and remains on its Board of Directors. Mr. McCartney was the Vice-Chairman of Datatec Limited, a technology holding company, from 1998 to 2004 and remains on its Board of Directors. Mr. McCartney was formerly President and Chief Operating Officer of U.S. Robotics. Mr. McCartney has been a member of the Covance Board since May 2009. Mr. McCartney also serves on the Board of Directors of Huron Consulting Group Inc., a financial consulting company and Federal Signal Corporation, an environmental, safety and transportation solutions company.

                Joseph C. Scodari, 57, was Worldwide Chairman, Pharmaceuticals Group, of Johnson & Johnson, a diversified healthcare company, ("J&J") and a member of J&J's Executive Committee from March 2005 until March 2008. From 2003 to March 2005, Mr. Scodari was Company Group Chairman of J&J's Biopharmaceutical Business. Mr. Scodari joined J&J in 1999 as President and Chief Operating Officer of Centocor, Inc., when J&J acquired the company. Mr. Scodari has been a member of the Covance Board since May 2008. Mr. Scodari is a Director of Actelion Pharmaceuticals, Ltd., a pharmaceuticals company, and Endo Pharmaceuticals, Inc., a pharmaceuticals company.

                Bradley T. Sheares, 53, served as Chief Executive Officer of Reliant Pharmaceuticals, Inc., a pharmaceutical company with integrated sales, marketing and development expertise that marketed a portfolio of branded cardiovascular pharmaceutical products, from January 2007 through its acquisition by GlaxoSmithKline plc in December 2007. Prior to joining Reliant, Dr. Sheares served as President of U.S. Human Health, Merck & Co., Inc. from March 2001 until July 2006. Prior to that time, he served as Vice President, Hospital Marketing and Sales for Merck's U.S. Human Health business. Dr. Sheares joined Merck in 1987 as a research fellow in the Merck Research Laboratories and held a wide range of positions within Merck, in business development, sales, and marketing, before becoming Vice President in 1996. Dr. Sheares has been a member of the Covance Board since February 2009. Dr. Sheares is also a Director of The Progressive Corporation, an insurance and related services company, Honeywell International, Inc., a diversified technology and manufacturing company, and Henry Schein, Inc., a healthcare products and services company. Dr. Sheares was a Director of IMS Health, a healthcare services company, until February 26, 2010.

                Information under the headings "Proposal 1—Election of Directors", "The Board of Directors and its Committees", "Committees of the Board", "Board Nomination Process" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with the 2010 Annual Meeting of Shareholders to be held May 6, 2010, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

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

Item 11.    Executive Compensation

                Information on Director and executive compensation is incorporated by reference to the headings "Directors' Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement in connection with its 2010 Annual Meeting of Shareholders to be held on May 6, 2010, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.    Security Ownership by Certain Beneficial Owners and Management of Covance

                Information on security ownership by certain beneficial owners and management of Covance is incorporated by reference to the headings "Stock Ownership of Directors, Executive Officers and Certain Shareholders" in the Company's definitive Proxy Statement in connection with its 2010 Annual Meeting of Shareholders to be held on May 6, 2010, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2009 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                Covance maintains the Covance Inc. 2007 Employee Equity Participation Plan, the Covance Inc. 2002 Employee Stock Option Plan, the Employee Stock Purchase Plan, the 2008 Stock Option Plan for Non-Employee Directors, the 1998 Stock Option Plan for Non-Employee Directors, the Deferred Stock Unit Plan for Non-Employee Directors and the Restricted Unit Plan for Non-Employee Members of the Board of Directors, pursuant to which it has granted or may grant equity awards to eligible persons.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,929,481	$44.76	3,010,944
Equity compensation plans not approved by security holders	1,030,278	$40.39	482,163	(1)
TOTAL	2,959,759	$43.24	3,493,107	(1)

  (1)
  Includes securities available for issuance under Covance's Employee Stock Purchase Plan pursuant to which Covance makes available for sale to its employees shares of Common Stock at a price equal to 85% of the lower of fair market value on the first or last day of each calendar quarter.

Item 13.   Certain Relationships and Related Transactions

                Incorporated by reference to the heading "The Board of Directors and its Committees" in the Company's definitive Proxy Statement in connection with its 2010 Annual Meeting of Shareholders to be held on May 6, 2010, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.    Principal Accountant Fees and Services

                Incorporated by reference to the heading "Principal Accountant Fees and Services" in the Company's definitive Proxy Statement in connection with its 2010 Annual Meeting of Shareholders to be held on May 6, 2010, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1.	Financial Statements. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 36.
2.	Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.	Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (b) below and in the accompanying Exhibit Index.

(b) Item 601 Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Form 8-K, filed with the SEC on December 16, 2008.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on December 16, 2008.
10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.
10.3	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.5	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.6	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.7	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.8	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.10	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.11	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.12	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.13	Covance Inc. Variable Compensation Plan effective January 1, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.14	Form of Executive Officer Restricted Stock Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

Exhibit Number	Description

10.15	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.16	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.17	Restricted Share Agreement between Covance Inc. and Christopher A. Kuebler, dated as of December 31, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.18	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.19	Agreement between Covance Inc. and Deborah Tanner dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 23, 2006.
10.20	Form of Restricted Share Agreement between Covance Inc. and each of Wendel Barr and Richard F. Cimino dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 28, 2006.
10.21	Agreement and Plan of Merger dated April 20, 2006 between Covance Clinical Research Unit Inc., TYD Inc., Radiant Research Inc., and James Stevenson and Christopher Grant, Jr. Incorporated by reference to Covance's Form 8-K dated April 26, 2006.
10.22	Amendment No.1 to the Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 16, 2006.
10.23	Amendment No.1 to the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated December 12, 2006.
10.24	Restricted Share Agreement between Covance Inc. and Joseph Herring dated February 22, 2007. Incorporated by reference to Covance's Form 8-K dated February 28, 2007.
10.25	Covance Inc. 2007 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 10-Q dated May 8, 2007.
10.26	Covance Inc. Management Deferral Plan. Incorporated by reference to Covance's Form 8-K dated October 1, 2007.
10.27	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
10.28	Restricted Stock Agreement between Covance Inc. and James Lovett dated March 31, 2008. Incorporated by reference to Covance's Form 8-K dated April 2, 2008.
10.29	Covance Inc. 2008 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.30	Amended and Restated Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.31	Letter agreement between Covance Inc. and Joseph Herring dated as of December 31, 2008. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.32	Form of letter agreement between Covance Inc. and each of Wendel Barr, Richard Cimino, Donald Kraft, William Klitgaard, James Lovett, and Deborah Tanner. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.33	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.34	Letter Agreement between Covance Inc. and Anthony Cork dated as of February 28, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.35	Form of Indemnification Agreement between Covance Inc. and each of Kathleen G. Bang, Robert Barchi, Gary E. Costley, Sandra L. Helton, Joseph L. Herring, John McCartney, Joseph C. Scodari, and Bradley T. Sheares dated as of February 19, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.

Exhibit Number	Description

10.36	Form of Executive Officer Indemnification Agreement. Incorporated by reference to Covance's Form 8-K dated April 24, 2009.
10.37	Credit Agreement dated June 16, 2009 with PNC Bank National Association, as agent and the banks named therein. Incorporated by reference to Covance's Form 8-K dated June 22, 2009.
21	Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
101	The following financial information from Covance's Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. Furnished electronically herewith.

(c) Financial Statement Schedules.

                None.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Covance has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.
Dated: March 1, 2010	By:	/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Covance and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring Joseph L. Herring	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010
/s/ William E. Klitgaard William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2010
/s/ Kathleen G. Bang Kathleen G. Bang	Director	March 1, 2010
/s/ Robert Barchi Robert Barchi	Director	March 1, 2010
/s/ Gary E. Costley Gary E. Costley	Director	March 1, 2010
/s/ Sandra L. Helton Sandra L. Helton	Director	March 1, 2010
/s/ John McCartney John McCartney	Director	March 1, 2010
/s/ Joseph C. Scodari Joseph C. Scodari	Director	March 1, 2010
/s/ Bradley T. Sheares Bradley T. Sheares	Director	March 1, 2010

 EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Form 8-K, filed with the SEC on December 16, 2008.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on December 16, 2008.
10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.
10.3	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.5	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.6	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.7	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.8	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.10	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.11	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.12	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.13	Covance Inc. Variable Compensation Plan effective January 1, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.14	Form of Executive Officer Restricted Stock Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.15	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.16	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.17	Restricted Share Agreement between Covance Inc. and Christopher A. Kuebler, dated as of December 31, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.18	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.19	Agreement between Covance Inc. and Deborah Tanner dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 23, 2006.
10.20	Form of Restricted Share Agreement between Covance Inc. and each of Wendel Barr and Richard F. Cimino dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 28, 2006.

Exhibit Number	Description

10.21	Agreement and Plan of Merger dated April 20, 2006 between Covance Clinical Research Unit Inc., TYD Inc., Radiant Research Inc., and James Stevenson and Christopher Grant, Jr. Incorporated by reference to Covance's Form 8-K dated April 26, 2006.
10.22	Amendment No. 1 to the Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 16, 2006.
10.23	Amendment No. 1 to the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated December 12, 2006.
10.24	Restricted Share Agreement between Covance Inc. and Joseph Herring dated February 22, 2007. Incorporated by reference to Covance's Form 8-K dated February 28, 2007.
10.25	Covance Inc. 2007 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 10-Q dated May 8, 2007.
10.26	Covance Inc. Management Deferral Plan. Incorporated by reference to Covance's Form 8-K dated October 1, 2007.
10.27	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
10.28	Restricted Stock Agreement between Covance Inc. and James Lovett dated March 31, 2008. Incorporated by reference to Covance's Form 8-K dated April 2, 2008.
10.29	Covance Inc. 2008 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.30	Amended and Restated Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.31	Letter agreement between Covance Inc. and Joseph Herring dated as of December 31, 2008. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.32	Form of letter agreement between Covance Inc. and each of Wendel Barr, Richard Cimino, Donald Kraft, William Klitgaard, James Lovett, and Deborah Tanner. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.33	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.34	Letter Agreement between Covance Inc. and Anthony Cork dated as of February 28, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.35	Form of Indemnification Agreement between Covance Inc. and each of Kathleen G. Bang, Robert Barchi, Gary E. Costley, Sandra L. Helton, Joseph L. Herring, John McCartney, Joseph C. Scodari, and Bradley T. Sheares dated as of February 19, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.36	Form of Executive Officer Indemnification Agreement. Incorporated by reference to Covance's Form 8-K dated April 24, 2009.
10.37	Credit Agreement dated June 16, 2009 with PNC Bank National Association, as agent and the banks named therein. Incorporated by reference to Covance's Form 8-K dated June 22, 2009.
21	Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
101	The following financial information from Covance's Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. Furnished electronically herewith.

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