Form 10-Q
period 2010-03-31
COVANCE INC
filed 2010-04-30
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 23, 2010, the Registrant had 64,672,457 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended March 31, 2010

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

(Dollars in thousands)	March 31,	December 31,
	2010	2009
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$268,410	$289,469
Accounts receivable	265,826	285,119
Unbilled services	115,414	97,279
Inventory	77,822	80,926
Deferred income taxes	32,852	31,512
Prepaid expenses and other current assets	100,520	93,367
Total Current Assets	860,844	877,672
Property and equipment, net	917,263	921,995
Goodwill, net	127,653	127,653
Other assets	48,527	47,624
Total Assets	$1,954,287	$1,974,944

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$26,425	$36,834
Accrued payroll and benefits	81,766	111,365
Accrued expenses and other current liabilities	72,774	73,383
Unearned revenue	159,661	166,890
Income taxes payable	20,341	14,272
Total Current Liabilities	360,967	402,744
Deferred income taxes	97,259	98,945
Other liabilities	60,851	62,251
Total Liabilities	519,077	563,940
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock - Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 76,955,775 and 76,362,691 shares issued and outstanding, including those held in treasury, at March 31, 2010 and December 31, 2009, respectively	770	764
Paid-in capital	600,846	587,995
Retained earnings	1,344,592	1,305,451
Accumulated other comprehensive loss	(28,076)	(5,281)
Treasury stock at cost (12,344,780 and 12,257,065 shares at March 31, 2010 and December 31, 2009, respectively)	(482,922)	(477,925)
Total Stockholders’ Equity	1,435,210	1,411,004
Total Liabilities and Stockholders’ Equity	$1,954,287	$1,974,944

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2010	2009

Net revenues	$481,924	$441,236
Reimbursable out-of-pocket expenses	23,095	27,221
Total revenues	505,019	468,457

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	332,516	301,725
Reimbursable out-of-pocket expenses	23,095	27,221
Selling, general and administrative (excluding depreciation and amortization)	71,800	63,954
Depreciation and amortization	24,744	19,614
Total costs and expenses	452,155	412,514
Income from operations	52,864	55,943

Other expense (income), net:
Interest income	(286)	(448)
Interest expense	221	365
Foreign exchange transaction loss (gain), net	1,153	(446)
Other expense (income), net	1,088	(529)
Income before taxes and equity investee earnings	51,776	56,472
Taxes on income	13,054	16,349
Equity investee earnings	419	172
Net income	$39,141	$40,295

Basic earnings per share	$0.62	$0.63
Weighted average shares outstanding - basic	63,443,698	63,586,418

Diluted earnings per share	$0.60	$0.63
Weighted average shares outstanding - diluted	64,933,313	63,941,413

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands)	2010	2009

Cash flows from operating activities:
Net income	$39,141	$40,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,744	19,614
Non-cash compensation expense associated with employee benefit and stock compensation plans	7,501	5,879
Deferred income tax benefit	(3,233)	(1,840)
Loss on sale of property and equipment	104	166
Equity investee earnings	(419)	(172)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	19,293	(29,151)
Unbilled services	(18,135)	9,808
Inventory	3,104	(6,401)
Accounts payable	(10,409)	944
Accrued liabilities	(30,208)	(36,361)
Unearned revenue	(7,229)	8,214
Income taxes payable	6,393	9,535
Other assets and liabilities, net	(10,247)	(11,301)
Net cash provided by operating activities	20,400	9,229
Cash flows from investing activities:
Capital expenditures	(30,394)	(40,302)
Acquisition of business, net of cash acquired	—	(18,620)
Other, net	48	12
Net cash used in investing activities	(30,346)	(58,910)
Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	5,032	3,028
Purchase of treasury stock	(4,997)	(2,103)
Net borrowings under revolving credit facility	—	30,000
Payment of debt assumed upon acquisition of business	—	(5,431)
Net cash provided by financing activities	35	25,494

Effect of exchange rate changes on cash	(11,148)	(6,965)
Net change in cash and cash equivalents	(21,059)	(31,152)

Cash and cash equivalents, beginning of period	289,469	221,334

Cash and cash equivalents, end of period	$268,410	$190,182

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2009, 2008 and 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2009.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

These unaudited consolidated financial statements include the accounts of all entities controlled by Covance. All significant intercompany accounts and transactions are eliminated.  The equity method of accounting is used for investments in affiliates in which Covance owns between 20 and 50 percent and does not have the ability to exercise control.  For investments in which Covance owns less than 20 percent and does not have the ability to exercise significant influence over operating or financial decisions of the investee, the cost method of accounting is applied.  Where the fair value of the shares of the cost method investee is based on quoted prices in active markets, Covance accounts for such investments as available-for-sale securities. See Note 4.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $45.4 million and $55.6 million at March 31, 2010 and December 31, 2009, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2009 did not identify any instances of impairment and there were no events through March 31, 2010 that warranted a reconsideration of our impairment test results.

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

March 31, 2010 and 2009

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

As of March 31, 2010, the balance of the reserve for unrecognized tax benefits was $17.4 million, including accrued interest of $1.4 million, of which $0.1 million is recorded as a current liability in accrued expenses and other current liabilities, and $17.3 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  As of December 31, 2009, the balance of the reserve for unrecognized tax benefits was $17.2 million, including accrued interest of $1.2 million, of which $0.1 million was recorded as a current liability in accrued expenses and other current liabilities, and $17.1 million was recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes.   The balance of this reserve at both March 31, 2010 and December 31, 2009 is $0.9 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of March 31, 2010.

Comprehensive Income

Covance’s total comprehensive income for the three months ended March 31, 2010 and 2009 is comprised of: (1) net income plus the change in the cumulative translation adjustment equity account and (2) the change in the unrealized gain on available-for-sale securities. For the three months ended March 31, 2010 and 2009, this change in the unrealized gain was an increase of $0.3 million, net of tax, and a decrease of $0.3 million, net of tax, respectively.  Total comprehensive income was $16.3 million and $26.1 million for the three months ended March 31, 2010 and 2009, respectively.

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

Stock-Based Compensation

The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 8 herein and Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

Defined Benefit Pension Plans

The Company sponsors various pension and other post-retirement benefit plans. These plans are described more fully in Note 7 herein and Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The measurement of the related benefit obligations and the net periodic benefit costs recorded each year are based upon actuarial computations, which require management’s judgment as to certain assumptions. These assumptions include the discount rates to use in computing the present value of the benefit obligations and the net periodic benefit costs, the expected future rate of salary increases (for pay-related plans) and the expected long-term rate of return on plan assets (for funded plans). The discount rates are derived based on a hypothetical yield curve represented by a series of annualized individual discount rates. The expected long-term rate of return on plan assets is based on the target asset allocation and the average expected rate of growth for the asset classes invested. The average expected rate of growth is derived from a combination of historic returns, current market indicators, the expected risk premium for each asset class and the opinion of professional advisors.  Effective December 31, 2008, liabilities related to all of Covance’s pension and other post-retirement benefit plans are measured as of December 31.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2010 and 2009

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

In computing diluted EPS for the three months ended March 31, 2010 and 2009, the denominator was increased by 1,489,615 shares and 354,995 shares, respectively, representing the dilutive effect of stock options outstanding at March 31, 2010 and 2009, with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2010 were options to purchase 538,299 shares of common stock at prices ranging from $58.09 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2009 were options to purchase 1,580,475 shares of common stock at prices ranging from $39.08 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the three month periods ended March 31, 2010 and 2009 was $0.1 million and $0.3 million, respectively. Cash paid for income taxes for the three months ended March 31, 2010 and 2009 totaled $8.7 million and $6.8 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the three months ended March 31, 2010 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $0.5 million (a corresponding cash inflow of $0.5 million has been included in financing cash flows). During the three months ended March 31, 2009, there was no excess tax benefit received from the exercise of non-qualified stock options.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 10.

3.   Treasury Stock

In February 2007, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance’s stock repurchase program. During the three months ended March 31, 2010 and 2009, there were no shares repurchased under this program.  At March 31, 2010, there are approximately 0.8 million shares remaining for purchase under the 2007 authorization.  Covance also reacquires shares of its common stock in connection with certain employee benefit plans primarily when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.  The following table sets forth the treasury stock activity during the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31
	2010		2009
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$—	—	$—	—
Employee benefit plans	4,997	87.7	2,103	53.6
Total	$4,997	87.7	$2,103	53.6

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

4.   Equity Investments

Covance has a minority equity position (less than 20%) in Caprion Proteomics (“Caprion”), a privately held company headquartered in Montreal, Canada, which was acquired in December 2008 for a total cost of $3.1 million. Caprion is a leading provider of proteomics-based services to the pharmaceutical industry. Under the terms of the agreement, Covance serves as the exclusive contract research organization distributor of Caprion’s proteomic biomarker services and Caprion serves as Covance’s exclusive proteomic discovery provider. As Covance owns less than a 20% interest in Caprion and does not exercise significant influence over the operating or financial decisions of Caprion, the investment is accounted for under the cost method.  This investment is included in other assets on the consolidated balance sheet.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products, which was acquired in March 2004 for a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment.  This investment is reflected in other assets on the consolidated balance sheet. During the three month periods ended March 31, 2010 and 2009, Covance recognized income of $0.4 million and $0.2 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at March 31, 2010 and 2009.  The carrying value of Covance’s investment in Noveprim at March 31, 2010 and December 31, 2009 was $22.5 million and $22.1 million, respectively.

Covance has a minority equity position (less than 20%) in BioClinica, Inc. (“BIOC”) (Nasdaq GM:BIOC), formerly known as Bio Imaging Technologies, Inc.  BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  As Covance owns less than a 20% interest in BIOC and does not exercise significant influence over the operating or financial decisions of BIOC, the investment is accounted for as an available-for-sale security.  The carrying value of Covance’s investment in BIOC as of March 31, 2010 and December 31, 2009 was $10.5 million and $10.0 million, respectively, as determined based on quoted market prices in an active market. This investment is reflected in other assets on the consolidated balance sheet. The $0.5 million increase in the carrying value of the investment results in a $0.3 million increase in the unrealized gain on investment, net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. Accordingly, the balance in the unrealized gain on investment at March 31, 2010 and December 31, 2009 was $5.5 million and $5.2 million, net of tax, respectively.

5.   Acquisitions and Divestitures

In August 2009, Covance acquired certain assets and capabilities of Merck & Co., Inc.’s (“Merck”) Gene Expression Laboratory (“GEL”) located in Seattle, Washington for $9.75 million in cash. Transaction related costs of $0.7 million were included in selling, general and administrative expense in the period incurred.  This acquisition expanded Covance’s footprint in the genomics testing market and added capabilities in genomics testing and personalized medicine. The tangible assets acquired consisted of property and equipment and were included in Covance’s consolidated financial statements beginning in August 2009 based on their estimated fair value of $5.5 million. The remaining purchase price of $4.2 million represents the fair value of the acquired assembled workforce, which is a component of goodwill.  Results of operations for GEL are reported in Covance’s early development segment beginning in August 2009. Covance and Merck also entered into an agreement pursuant to which Merck will purchase at least $145.0 million of genomic analysis services from Covance over a five year period.

In August 2009, Covance sold its interactive voice and web response (“IVR”) service offering, part of Covance’s late-stage development segment, to Phase Forward for net cash proceeds totaling $9.7 million and recorded a pre-tax gain of $9.0 million ($5.9 million after tax) on the sale.  In addition, Covance and Phase Forward entered into a five-year marketing agreement pursuant to which Covance will receive a referral fee for providing Phase Forward’s IVR services to its clients.

In March 2009, Covance acquired 100% of the stock of Swiss Pharma Contract Ltd. (“Swiss Pharma”), and its 50-bed clinical research facility based in Basel, Switzerland, for total consideration of $22.8 million, as to which $19.4 million ($18.3 million net of cash acquired) was paid at closing with the balance contingently payable based upon the achievement of

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

certain performance based milestones through 2011. Additionally, Covance repaid the entire $5.4 million balance of mortgage debt assumed in the Swiss Pharma acquisition. Transaction related costs of $0.5 million were included in selling, general & administrative expense in the period incurred.  Net tangible and intangible assets acquired in the acquisition were included in the consolidated financial statements beginning in March 2009 based on their estimated fair values of $3.0 million and $1.8 million, respectively.  Intangible assets are being amortized over a 7 year weighted average life.  Goodwill of $18.0 million resulting from the acquisition arises largely from the synergies expected from combining the Swiss Pharma operations with our existing European clinical pharmacology operations, as well as from the benefits derived from the assembled Swiss Pharma workforce.  None of the goodwill recognized is expected to be deductible for tax purposes.  Results of operations for Swiss Pharma are reported in Covance’s early development segment beginning in March 2009.

In October 2008, Covance acquired certain assets from Eli Lilly and Company (“Lilly”) for cash payments totaling $51.6 million (including transaction related costs of $1.6 million). The acquired assets consisted of 450 acres of Lilly’s early drug development campus (land, buildings and equipment) located in Greenfield, Indiana (“Greenfield”). In addition, Covance and Lilly entered into a 10-year agreement with a minimum value of $1.6 billion pursuant to which Covance will provide Lilly a broad range of drug development services. The results of operations for Greenfield and the acquired assets, which are now part of Covance’s Early Development segment service offering, are included in Covance’s consolidated financial statements beginning in October 2008.

6.   Credit Facility

On June 16, 2009, Covance entered into a new $150.0 million revolving credit facility (the “Credit Facility”) which replaced its credit facility which was due to expire on June 30, 2009. The Credit Facility may be expanded to $200.0 million at Covance’s election.  At March 31, 2010 and December 31, 2009, there were no outstanding borrowings and $1.4 million of outstanding letters of credit under the Credit Facility.  Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 200 basis point margin. Interest on all outstanding borrowings under the previous credit facility was based upon LIBOR plus a 75 basis point margin. Interest on outstanding borrowings approximated 3.25% and 1.26% per annum during the three months ended March 31, 2010 and 2009, respectively.

The Credit Facility, which expires in June 2012, contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries. At March 31, 2010, Covance was in compliance with the terms of the Credit Facility.

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

The components of net periodic pension expense for these plans for the three month periods ended March 31, 2010 and 2009 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended March 31		Three Months Ended March 31
	2010	2009	2010	2009
Components of Net Periodic Pension Cost:
Service cost	$885	$733	$179	$133
Interest cost	1,854	1,676	156	137
Expected return on plan assets	(2,160)	(1,759)	—	—
Amortization of net actuarial loss	300	271	19	2
Participant contributions	(498)	(450)	—	—
Net periodic pension cost	$381	$471	$354	$272

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.75%	6.25%	5.50%	6.25%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.50%	4.25%	3.00%	3.00%

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance.  Benefit amounts are based upon years of service and compensation of the participating employees.  The components of net periodic pension cost for the three month periods ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31
	2010	2009
Components of Net Periodic Pension Cost:
Service cost	$347	$424
Interest cost	174	149
Amortization of prior service cost (credit)	(29)	(29)
Amortization of net actuarial loss	39	—
Net periodic pension cost	$531	$544

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.25%	6.00%
Salary increases	4.00%	4.00%

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

The components of net periodic post-retirement benefit cost for the three month periods ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31
	2010		2009
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$24		$28
Interest cost	77		82
Net periodic post-retirement benefit cost	$101		$110

Weighted Average Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	5.25%		6.00%
Health care cost trend rate	7.50	%(a)	8.00	%(a)

(a) decreasing to ultimate trend of 5.00% in 2015

8.   Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

In May 2007, Covance’s shareholders approved the 2007 Employee Equity Participation Plan (the “2007 EEPP”) in replacement of the 2002 Employee Equity Participation Plan (the “2002 EEPP”).  Effective upon approval of the 2007 EEPP, no further grants or awards were permitted under the 2002 EEPP.  Shares remaining for grant under the 2002 EEPP are available for grant under the 2007 EEPP.  In addition, the Covance Board of Directors directed that, effective May 3, 2007, no further grants would be permitted under the 2002 Employee Stock Option Plan (the “2002 ESOP”) and, unlike the 2002 EEPP, shares remaining for grant under the 2002 ESOP are not available for grant under the 2007 EEPP.  The 2007 EEPP became effective on May 3, 2007 and will expire on May 2, 2017. The 2007 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”) or such committee as is appointed by the Covance Board of Directors to administer the 2007 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant equity interest. The 2007 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. The exercise period for stock options granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2007 EEPP is determined by the Compensation Committee at the time of grant. Prior to 2009, options were generally granted with a pro rata three year vesting period for senior executives and a pro rata two year period for all other optionees. Beginning in 2009, options are generally granted with pro rata three year vesting for all employees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2007 EEPP totaled approximately 1.6 million plus approximately 3.3 million shares remaining available under the 2002 EEPP at the time the 2007 EEPP was approved.  All stock option grants under the 2002 EEPP remaining outstanding are now administered in accordance with the provisions of the 2002 EEPP out of shares issuable under the 2007 EEPP. The Company issues authorized but previously unissued shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights or grants of options to purchase common stock or other stock awards to consultants of Covance or employees or consultants of entities in which Covance has a controlling or significant equity interest under the 2002 ESOP, the 2002 EEPP or the 2007 EEPP. At March 31, 2010 there were approximately 1.3 million shares remaining available for option grants or awards under the 2007 EEPP, up to 0.4 million of which are available for issuance as stock awards.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.  The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31
	2010	2009
Expected stock price volatility	35%	36%
Range of risk free interest rates	0.1% - 3.8%	0.3% - 2.6%
Expected life of options (years)	4.7	4.6

Restricted stock awards are granted subject to either service conditions (restricted stock) or service and performance conditions (performance-based shares).  The grant-date fair value of restricted stock and performance-based share awards, which has been determined based upon the market value of Covance’s shares on the grant date, is expensed on a straight-line basis over the vesting period of the related awards.

Covance also has an employee stock purchase plan (the “ESPP”) pursuant to which Covance may make available for sale to its employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter.  The ESPP is intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions.

Results of operations for the three month period ended March 31, 2010 include total stock-based compensation expense of $7.5 million ($5.1 million net of tax benefit of $2.4 million), $3.7 million of which has been included in cost of revenue and $3.8 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended March 31, 2009 include total stock-based compensation expense of $5.8 million ($3.9 million net of tax benefit of $1.9 million), $2.4 million of which has been included in cost of revenue and $3.4 million of which has been included in selling, general and administrative expenses.

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

Segment revenues, operating income and total assets for the three months ended March 31, 2010 and 2009 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total

Three months ended March 31, 2010
Total revenues from external customers	$205,049	$276,875	$23,095	(a)	$505,019
Operating income	$22,901	$66,216	$(36,253	)(b)	$52,864
Total assets	$1,171,617	$620,586	$162,084	(c)	$1,954,287

Three months ended March 31, 2009
Total revenues from external customers	$192,505	$248,731	$27,221	(a)	$468,457
Operating income	$27,160	$56,328	$(27,545	)(b)	$55,943
Total assets	$1,170,385	$498,074	$133,437	(c)	$1,801,896

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Overview

Covance is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two reportable segments for financial reporting purposes: early development services, which includes preclinical and clinical pharmacology service offerings; and late-stage development services, which includes central laboratory, clinical development, periapproval and market access services. Although each segment has separate services within it, they can be and increasingly are, combined in integrated service offerings.  Covance believes it is one of the largest drug development services companies, based on annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to provide data to clients as rapidly as possible and reduce product development time.  We believe this enables Covance’s customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance’s comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

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

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided.  We do not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which we have earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the quarter ended March 31, 2010, we did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

As of March 31, 2010, the balance of the reserve for unrecognized tax benefits was $17.4 million, including accrued interest of $1.4 million, of which $0.1 million is recorded as a current liability in accrued expenses and other current liabilities, and $17.3 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes.  The balance of this reserve at March 31, 2010 is $0.9 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States.  Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of March 31, 2010.

Stock-Based Compensation.  The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 8 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 included elsewhere herein.

The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. The grant-date fair value of stock awards is based upon the underlying price of the stock on the date of grant.  The grant-date fair value of stock option awards must be determined using an option pricing model.  Option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock, (c) the risk-free interest rate for the expected term of the option and (d) pre-vesting forfeiture rates.  The Company uses the Lattice-Binomial option pricing formula for determining the grant-date fair value of stock option awards.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31
	2010	2009
Expected stock price volatility	35%	36%
Range of risk free interest rates	0.1% - 3.8%	0.3% - 2.6%
Expected life of options (years)	4.7	4.6

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.  Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2009 did not identify any instances of impairment and there were no events through March 31, 2010 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of a reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At March 31, 2010, accumulated other comprehensive loss on the consolidated balance sheet includes the cumulative translation account balance of $3.7 million.

Operating Expenses and Reimbursable Out-of-Pocket Expenses

Covance segregates its recurring operating expenses among four categories: cost of revenue; reimbursable out-of-pocket expenses; selling, general and administrative expenses; and depreciation and amortization. Cost of revenue includes direct labor and related benefits, other direct costs, shipping and handling fees, and an allocation of facility charges and information technology costs, and excludes depreciation and amortization. Cost of revenue, as a percentage of net revenues, tends and is expected to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving thousands of studies conducted during any period of time. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs, and excludes depreciation and amortization.

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

Results of Operations

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009.  Net revenues totaling $481.9 million for the three months ended March 31, 2010 increased 9.2%, or 6.2% excluding the favorable impact of foreign exchange rate variances between both periods, as compared to $441.2 million for the corresponding 2009 period.  Net revenues from Covance’s early development segment increased 6.5%, or 4.5% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in the early development segment was led by our clinical pharmacology and nutritional chemistry services, improvement in European toxicology and research products sales, and revenues from our genomics service offering which was expanded when we acquired Merck’s Gene Expression Laboratory in August 2009.  Partially offsetting the strength in these service offerings was continuing softness in North American toxicology and certain of our chemistry service offerings as a result of continuing lower levels of study activity, as we continue to experience lower market demand from our biopharmaceutical clients. Net revenues from Covance’s late-stage development segment grew 11.3%, or 7.5% excluding the favorable impact of foreign exchange rate variances between both periods.  Growth in the late-stage development segment was led by the strong performance in our clinical development services, where net revenues grew 26.6% on increased study activity and a solid performance in our central laboratory services, where net revenues grew 9.3% on increased investigator and patient enrollment and an overall higher level of study activity.

Cost of revenue increased 10.2% to $332.5 million or 69.0% of net revenues for the three months ended March 31, 2010 as compared to $301.7 million or 68.4% of net revenues for the corresponding 2009 period.  Gross margins decreased by 60 basis points to 31.0% for the three months ended March 31, 2010 from 31.6% for the corresponding 2009 period as softness in North American toxicology and certain chemistry services net revenues more than offset strength in the other early development and late-stage development services net revenues mentioned above.

Overall, selling, general and administrative expenses increased 12.3% to $71.8 million for the three months ended March 31, 2010 from $64.0 million for the corresponding 2009 period. As a percentage of net revenues, selling, general and administrative expenses increased by 40 basis points to 14.9% for the three months ended March 31, 2010 from 14.5% for the corresponding 2009 period. Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 26.2% to $24.7 million for the three months ended March 31, 2010 from $19.6 million for the corresponding 2009 period primarily as a result of the commencement of depreciation of assets placed into service beginning late in the first quarter of 2009 upon the completion of several large facility construction projects and generally higher levels of capital spending related to other assets placed into service over the last twelve to eighteen months.  As a percentage of net revenues, depreciation and amortization increased by 70 basis points to 5.1% for the three months ended March 31, 2010 from 4.4% for the corresponding 2009 period.

Income from operations decreased 5.5% to $52.9 million or 11.0% of net revenues for the three months ended March 31, 2010 from $55.9 million or 12.7% of net revenues for the corresponding 2009 period.

Income from operations from Covance’s early development segment for the three months ended March 31, 2010 decreased 15.7% or $4.3 million to $22.9 million as compared to $27.2 million for the corresponding 2009 period. As a percentage of net revenues, early development income from operations declined 290 basis points from 14.1% of early development net revenues in the three months ended March 31, 2009 to 11.2% in the corresponding 2010 period. The softness in North American toxicology and certain chemistry services net revenues in the three month period ended March 31, 2010 explained above resulted in a $10.2 million reduction in operating income, which was only partially offset by the strength in clinical pharmacology, nutritional chemistry, European toxicology and research products also explained above.

Income from operations from Covance’s late-stage development segment for the three months ended March 31, 2010 increased 17.6% or $9.9 million to $66.2 million as compared to $56.3 million for the corresponding 2009 period. As a percentage of net revenues, late-stage development income from operations increased 130 basis points from 22.6% of late-stage development net revenues in the three month period ended March 31, 2009 to 23.9% of net revenues in the corresponding 2010 period, driven by strength in clinical development and central laboratory revenues explained above, coupled with increased efficiency gained from leveraging existing support functions across a larger base of revenues.

Corporate expense increased $8.7 million to $36.3 million or 7.5% of net revenues for the three months ended March 31, 2010 as compared to $27.5 million or 6.2% of net revenues for the corresponding 2009 period, driven by investments to provide strategic partnering and integrated services, as well as investments in our infrastructure to enhance our ability to manage future growth.  Included in Corporate expense is stock-based compensation expense of $7.5 million or 1.6% of net revenues for the three months ended March 31, 2010, as compared to $5.8 million or 1.3% of net revenues for the corresponding 2009 period.

Other expense, net increased $1.6 million to $1.1 million of expense for the three months ended March 31, 2010 from $0.5 million of income for the corresponding 2009 period due primarily to foreign exchange transaction losses.  Net foreign exchange transaction losses were $1.2 million during the 2010 period, as compared to net foreign exchange transaction gains of $0.4 million for the corresponding 2009 period.

Covance’s effective tax rate for the three months ended March 31, 2010 was 25.2% compared to 29.0% for the corresponding 2009 period.  The year-over-year decrease in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and to the impact of tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the three month periods ended March 31, 2010 and 2009, Covance recognized $0.4 million and $0.2 million, respectively, representing its share of Noveprim’s earnings, less the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at March 31, 2010 and 2009.

Net income of $39.1 million for the three months ended March 31, 2010 decreased $1.2 million or 2.9% as compared to $40.3 million for the corresponding 2009 period.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2010 and December 31, 2009 were $268.4 million and $289.5 million, respectively.  Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions in countries whose governments guarantee those investments (primarily in Ireland and the United Kingdom).  Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance has a $150.0 million revolving credit facility (the “Credit Facility”) which expires in June 2012 and may be expanded to $200.0 million at Covance’s election.  Covance believes cash on hand plus cash from operations and available borrowings under the Credit Facility will provide sufficient liquidity for the foreseeable future.  At March 31, 2010, there were no outstanding borrowings and $1.4 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 200 basis point margin.  The Credit Facility contains various financial and other covenants.  At March 31, 2010, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

During the three months ended March 31, 2010, Covance’s operations provided net cash of $20.4 million, an increase of $11.2 million from the corresponding 2009 period.  The change in net operating assets used $47.4 million in cash during the three months ended March 31, 2010, primarily due to a reduction in accrued payroll and benefits (primarily attributable to incentive compensation payments made during the first quarter of 2010 relating to the 2009 incentive compensation accruals), a reduction in other liabilities and accounts payable, and an increase in unbilled services, partially offset by a decrease in accounts receivable.  The change in net operating assets used $54.7 million in cash during the three months ended March 31, 2009, primarily due to a reduction in accrued payroll and benefits (primarily attributable to incentive compensation payments made during the first quarter of 2009 relating to 2008 incentive compensation accruals) and an increase in accounts receivable.  Covance’s ratio of current assets to current liabilities was 2.38 at March 31, 2010 and 2.18 at December 31, 2009.

Investing activities for the three months ended March 31, 2010 used $30.3 million, compared to using $58.9 million for the corresponding 2009 period.  Capital spending for the first three months of 2010 totaled $30.4 million, and was primarily for significant ongoing information technology projects, expansion of preclinical facilities in China, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Approximately $26.5 million of capital spending in the first three months of 2010 represents expenditures associated with assets that have not yet been placed in service as of March 31, 2010. Capital spending for the corresponding 2009 period totaled $40.3 million, and was primarily for the expansion of preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software.

In March 2009, Covance acquired 100% of the stock of Swiss Pharma Contract Ltd. (“Swiss Pharma”), and its 50-bed clinical research facility based in Basel, Switzerland, for total consideration of $22.8 million, as to which $19.4 million ($18.3 million net of cash acquired) was paid at closing with the balance contingently payable based upon the achievement of certain performance based milestones through 2011. Transaction related costs of $0.5 million were expensed as incurred and included in selling, general and administrative expense in the three month period ended March 31, 2009. Net tangible and intangible assets acquired in the acquisition were included in Covance’s consolidated financial statements beginning in March 2009 based on their estimated fair values of $3.0 million and $1.8 million, respectively. The remaining purchase price of $18.0 million represents goodwill. See Note 5 to the unaudited consolidated financial statements included elsewhere in this quarterly report.

Financing activities for the three months ended March 31, 2010 and 2009 provided $0.04 million and $25.5 million, respectively.  Cash received from financing activities during the three months ended March 31, 2010 included $2.8 million in proceeds from the exercise of stock options, $1.7 million from employee contributions to the Company’s employee stock purchase plan, and $0.5 million in excess tax benefits realized on the exercise of stock options.  Offsetting these items was $5.0 million used to purchase into treasury 87,715 shares of common stock in connection with employee benefit plans. During the three months ended March 31, 2009, Covance borrowed an additional $30.0 million under its credit facility. Additionally, $1.4 million in proceeds were received from the exercise of stock options and $1.6 million was received from employee contributions to the Company’s employee stock purchase plan, partially offset by $2.1 million used to purchase into treasury 53,619 shares of common stock in connection with employee benefit plans. In March 2009, Covance repaid the entire $5.4 million balance of mortgage debt assumed in the Swiss Pharma acquisition.

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

Recently Issued Accounting Standards

None

Forward-Looking Statements.  Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss of large contracts, risks associated with acquisitions and investments, the Company’s ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, fluctuations in currency exchange rates, and other factors described in Covance’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the three months ended March 31, 2010, approximately 44% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We may be affected by health care reform.

In March 2010, the United States Congress enacted health care reform legislation intended over time to expand health insurance coverage and impose health industry cost containment measures.  This legislation may significantly impact the pharmaceutical and biotechnology industries.  In addition, the U.S. Congress, various state legislatures and European and Asian governments may consider various types of health care reform in order to control growing health care costs. We are presently uncertain as to the effects of the recently enacted legislation on our business and are unable to predict what legislative proposals will be adopted in the future, if any.

Implementation of health care reform legislation may have certain benefits but also may contain costs that could limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by pharmaceutical and biotechnology companies, which could in turn decrease the business opportunities available to us both in the United States and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings.

We rely on third parties for important services.

We depend on third parties to provide us with services critical to our business.  The failure of any of these third parties to adequately provide the needed services could have a material adverse effect on our business.

Our revenues and earnings are exposed to exchange rate fluctuations.

We derive a large portion of our net revenues from international operations. For the three months ended March 31, 2010, we derived approximately 44% of our net revenues from our operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on April 30, 2010, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: April 30, 2010	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board	April 30, 2010
Joseph L. Herring	and Chief Executive Officer
(Principal Executive Officer)

/s/ William E. Klitgaard	Corporate Senior Vice President	April 30, 2010
William E. Klitgaard	and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

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

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on April 30, 2010, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.  Furnished electronically herewith.