Form 10-Q
period 2010-06-30
COVANCE INC
filed 2010-07-30
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 23, 2010, the Registrant had 64,760,016 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended June 30, 2010

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009

(Dollars in thousands)	June 30,	December 31,
	2010	2009
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$290,845	$289,469
Accounts receivable	281,106	285,119
Unbilled services	114,109	97,279
Inventory	77,624	80,926
Deferred income taxes	34,706	31,512
Prepaid expenses and other current assets	94,170	93,367
Total Current Assets	892,560	877,672
Property and equipment, net	925,822	921,995
Goodwill, net	127,653	127,653
Other assets	47,053	47,624
Total Assets	$1,993,088	$1,974,944

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$35,693	$36,834
Accrued payroll and benefits	81,126	111,365
Accrued expenses and other current liabilities	83,986	73,383
Unearned revenue	152,073	166,890
Income taxes payable	17,714	14,272
Total Current Liabilities	370,592	402,744
Deferred income taxes	96,265	98,945
Other liabilities	58,470	62,251
Total Liabilities	525,327	563,940
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock — Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 77,070,202 and 76,362,691 shares issued and outstanding, including those held in treasury, at June 30, 2010 and December 31, 2009, respectively	771	764
Paid-in capital	614,025	587,995
Retained earnings	1,376,257	1,305,451
Accumulated other comprehensive loss	(40,084)	(5,281)
Treasury stock at cost (12,350,257 and 12,257,065 shares at June 30, 2010 and December 31, 2009, respectively)	(483,208)	(477,925)
Total Stockholders’ Equity	1,467,761	1,411,004
Total Liabilities and Stockholders’ Equity	$1,993,088	$1,974,944

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Net revenues	$475,171	$466,049	$957,095	$907,285
Reimbursable out-of-pocket expenses	25,548	23,226	48,643	50,447
Total revenues	500,719	489,275	1,005,738	957,732

Cost and expenses:
Cost of revenue (excluding depreciation and amortization)	331,360	313,210	663,876	614,935
Reimbursable out-of-pocket expenses	25,548	23,226	48,643	50,447
Selling, general and administrative (excluding depreciation and amortization)	75,045	69,569	146,845	133,523
Depreciation and amortization	26,256	23,273	51,000	42,887
Total costs and expenses	458,209	429,278	910,364	841,792
Income from operations	42,510	59,997	95,374	115,940

Other (income) expense, net:
Interest income	(304)	(264)	(590)	(712)
Interest expense	227	424	448	789
Foreign exchange transaction loss, net	761	1,241	1,914	795
Gain on sale of business	—	(655)	—	(655)
Other expense, net	684	746	1,772	217
Income before taxes and equity investee earnings	41,826	59,251	93,602	115,723
Taxes on income	10,415	16,051	23,469	32,400
Equity investee earnings (loss)	254	(210)	673	(38)
Net income	$31,665	$42,990	$70,806	$83,285

Basic earnings per share	$0.50	$0.67	$1.11	$1.31
Weighted average shares outstanding - basic	63,620,300	63,823,792	63,531,999	63,705,105

Diluted earnings per share	$0.49	$0.67	$1.09	$1.30
Weighted average shares outstanding — diluted	65,027,452	64,193,664	65,058,693	64,024,143

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	Six Months Ended June 30
(Dollars in thousands)	2010	2009

Cash flows from operating activities:
Net income	$70,806	$83,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,000	42,887
Non-cash compensation expense associated with employee benefit and stock compensation plans	16,215	13,238
Deferred income tax benefit	(5,752)	(1,387)
Gain on sale of business	—	(655)
Loss on sale of property and equipment	345	264
Equity investee (earnings) loss	(673)	38
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	4,013	(51,478)
Unbilled services	(16,830)	8,468
Inventory	3,302	(7,756)
Accounts payable	(1,141)	(10,040)
Accrued liabilities	(19,636)	(32,000)
Unearned revenue	(14,817)	11,111
Income taxes payable	3,994	15,694
Other assets and liabilities, net	(9,454)	(13,033)
Net cash provided by operating activities	81,372	58,636
Cash flows from investing activities:
Capital expenditures	(67,461)	(70,911)
Acquisition of business, net of cash acquired	—	(18,620)
Proceeds from sale of business	—	655
Other, net	50	15
Net cash used in investing activities	(67,411)	(88,861)
Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	9,270	5,189
Purchase of treasury stock	(5,283)	(2,316)
Net borrowings under revolving credit facility	—	8,000
Payment of debt assumed upon acquisition of business	—	(5,431)
Net cash provided by financing activities	3,987	5,442

Effect of exchange rate changes on cash	(16,572)	7,800
Net change in cash and cash equivalents	1,376	(16,983)

Cash and cash equivalents, beginning of period	289,469	221,334

Cash and cash equivalents, end of period	$290,845	$204,351

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2009, 2008, and 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $47.2 million and $55.6 million at June 30, 2010 and December 31, 2009, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2009 did not identify any instances of impairment and there were no events through June 30, 2010 that warranted a reconsideration of our impairment test results.

Revenue Recognition

Covance recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of Covance’s net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Covance also has dedicated capacity arrangements with certain clients which generally range in duration from three to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. Dedicated capacity arrangements enable our clients to secure space in our facilities in exchange for which they agree to provide a guaranteed annual minimum dollar value (“volume”) of work. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume guarantees is monitored throughout the year. Annual minimum guarantee shortfalls are included in net revenues when the amount of the shortfall is determinable and realization is assured.

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred.

Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. In some cases, Covance bills the client for the total contract value in progress-based installments as certain non-contingent billing milestones are reached over the contract duration, such as, but not limited to, contract signing, initial dosing, investigator site initiation, patient enrollment or database lock. The term “billing milestone” relates only to a billing trigger in a contract whereby amounts become billable and payable in accordance with a negotiated predetermined billing schedule throughout the term of a project. These billing milestones are not performance-based (i.e., potential additional arrangement consideration tied to specific deliverables or performance). In other cases, billing and payment terms are tied to the passage of time (e.g., monthly billings). In either case, the total contract value and aggregate amounts billed to the client would be the same at the end of the project. While Covance attempts to negotiate terms that provide for billing and payment of services prior to or within close proximity to the provision of services, this is not always the case, as evidenced by fluctuations in the levels of unbilled receivables and unearned revenue from period to period. While a project is ongoing, cash payments are not necessarily representative of aggregate revenue earned

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

at any particular point in time, as revenues are recognized when services are provided, while amounts billed and paid are in accordance with the negotiated billing and payment terms.

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

In other cases, services may be provided and revenue is recognized before the client is invoiced. In these cases, revenue recognized will exceed amounts billed, and the difference, representing an unbilled receivable, is recorded for this amount that is currently unbillable to the customer pursuant to contractual terms. Once the client is invoiced, the unbilled receivable is reduced for the amount billed, and a corresponding account receivable is recorded. All unbilled receivables are billable to customers within one year from the respective balance sheet date.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.  Components of the reserve are classified as either a current or long-term liability in the consolidated balance sheet based on when the Company expects each of the items to be settled.  Covance records interest and penalties accrued in relation to unrecognized tax benefits as a component of income tax expense.

As of June 30, 2010, the balance of the reserve for unrecognized tax benefits was $17.5 million, including accrued interest of $1.7 million, and is recorded as a long-term liability in other liabilities on the consolidated balance sheet. As of December 31, 2009, the balance of the reserve for unrecognized tax benefits was $17.2 million, including accrued interest of $1.2 million, of which $0.1 million was recorded as a current liability in accrued expenses and other current liabilities, and $17.1 million was recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes.   The balance of this reserve at both June 30, 2010 and December 31, 2009 is $0.9 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2010 and 2009

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of June 30, 2010.

Comprehensive Income

Covance’s total comprehensive income for the three and six months ended June 30, 2010 and 2009 is comprised of net income plus the change in the cumulative translation adjustment equity account and the change in the unrealized gain on available-for-sale securities. For the three and six months ended June 30, 2010 this change in the unrealized gain was a decrease of $0.5 million and $0.2 million, net of tax, respectively.  For the three and six months ended June 30, 2009 the change in the unrealized gain (loss) was an increase of $0.1 million and a decrease of $0.1 million, net of tax, respectively.  Total comprehensive income for the three and six months ended June 30, 2010 was $19.7 million and $36.0 million, respectively. Total comprehensive income for the three and six months ended June 30, 2009 was $72.7 million and $98.8 million, respectively.

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

June 30, 2010 and 2009

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

In computing diluted EPS for the three months ended June 30, 2010 and 2009, the denominator was increased by 1,407,152 shares and 369,872 shares, respectively, and for the six months ended June 30, 2010 and 2009, the denominator was increased by 1,526,694 shares and 319,038 shares, respectively, representing the dilutive effect of stock options outstanding at June 30, 2010 and 2009 with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended June 30, 2010 were options to purchase 1,766,890 shares of common stock at prices ranging from $56.18 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the six months ended June 30, 2010 were options to purchase 537,751 shares of common stock at prices ranging from $58.09 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended June 30, 2009 were options to purchase 1,162,798 shares of common stock at prices ranging from $42.25 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the six months ended June 30, 2009 were options to purchase 1,168,143 shares of common stock at prices ranging from $40.18 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the six month periods ended June 30, 2010 and 2009 was $0.3 million and $0.6 million, respectively. Cash paid for income taxes for the six month periods ended June 30, 2010 and 2009 totaled $21.4 million and $20.0 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the six months ended June 30, 2010 and 2009 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $0.7 million and $0.04 million, respectively (a corresponding cash inflow of $0.7 million and $0.04 million, respectively, has been included in financing cash flows).

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 11.

3.  Treasury Stock

In February 2007, the Covance Board of Directors authorized the repurchase of an additional 3.0 million shares under Covance’s stock repurchase program.  During the six months ended June 30, 2010 and 2009, there were no shares repurchased under this program.  At June 30, 2010, there are approximately 0.8 million shares remaining for purchase under the 2007 authorization.  Covance also reacquires shares of its common stock in connection with certain employee benefit plans primarily when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.  The following table sets forth the treasury stock activity during the six month periods ended June 30, 2010 and 2009.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

	Six Months Ended June 30
	2010		2009
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$—	—	$—	—
Employee benefit plans	5,283	93.2	2,316	58.4
Total	$5,283	93.2	$2,316	58.4

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

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment.  This investment is reflected in other assets on the consolidated balance sheet. During the three and six month periods ended June 30, 2010, Covance recognized income of $0.3 million and $0.7 million, respectively, representing its share of Noveprim’s earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2010. During the three and six month periods ended June 30, 2009, Covance recognized losses of $0.2 million and $0.04 million, respectively, representing its share of Noveprim’s losses, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2009. The carrying value of Covance’s investment in Noveprim at June 30, 2010 and December 31, 2009 was $22.4 million and $22.1 million, respectively.

Covance has a minority equity position (less than 20%) in BioClinica, Inc. (“BIOC”) (Nasdaq GM:BIOC), formerly known as Bio Imaging Technologies, Inc.  BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  As Covance owns less than a 20% interest in BIOC and does not exercise significant influence over the operating or financial decisions of BIOC, the investment is accounted for as an available-for-sale security.  The carrying value of Covance’s investment in BIOC as of June 30, 2010 and December 31, 2009 was $9.7 million and $10.0 million, respectively, as determined based on quoted market prices in an active market. This investment is reflected in other assets on the consolidated balance sheet. The $0.3 million decrease in the carrying value of the investment results in a $0.2 million decrease in the unrealized gain on investment, net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. Accordingly, the balance in the unrealized gain on investment at June 30, 2010 and December 31, 2009 was $5.0 million and $5.2 million, net of tax, respectively.

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

(UNAUDITED)

June 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

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

6.  Credit Facility

On June 16, 2009, Covance entered into a new $150.0 million revolving credit facility (the “Credit Facility”) which replaced its credit facility which was due to expire on June 30, 2009. The Credit Facility may be expanded to $200.0 million at Covance’s election.  At June 30, 2010 and December 31, 2009, there were no outstanding borrowings and $1.4 million of outstanding letters of credit under the Credit Facility.  Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 200 basis point margin. Interest on all outstanding borrowings under the previous credit facility was based upon LIBOR plus a 75 basis point margin. There were no borrowings during the three months ended June 30, 2010.  Interest on outstanding borrowings approximated 3.25% per annum during the six months ended June 30, 2010.  Interest on outstanding borrowings approximated 1.40% and 1.33% per annum during the three and six months ended June 30, 2009, respectively.

The Credit Facility, which expires in June 2012, contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries. At June 30, 2010, Covance was in compliance with the terms of the Credit Facility.

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

The components of net periodic pension expense for these plans for the three and six month periods ended June 30, 2010 and 2009 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended June 30		Three Months Ended June 30
	2010	2009	2010	2009
Components of Net Periodic Pension Cost:
Service cost	$891	$828	$166	$137
Interest cost	1,866	1,892	144	142
Expected return on plan assets	(2,175)	(1,986)	—	—
Amortization of net actuarial loss	302	306	17	1
Participant contributions	(501)	(508)	—	—
Net periodic pension cost	$383	$532	$327	$280

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.75%	6.25%	5.50%	6.25%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.50%	4.25%	3.00%	3.00%

	United Kingdom Plans		German Plan
	Six Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Components of Net Periodic Pension Cost:
Service cost	$1,776	$1,561	$345	$270
Interest cost	3,720	3,568	300	279
Expected return on plan assets	(4,335)	(3,745)	—	—
Amortization of net actuarial loss	602	577	36	3
Participant contributions	(999)	(958)	—	—
Net periodic pension cost	$764	$1,003	$681	$552

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.75%	6.25%	5.50%	6.25%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.50%	4.25%	3.00%	3.00%

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

The components of net periodic pension cost for the three and six month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Components of Net Periodic Pension Cost:
Service cost	$348	$425	$695	$849
Interest cost	173	149	347	298
Amortization of prior service cost (credit)	(30)	(30)	(59)	(59)
Amortization of net actuarial loss	38	—	77	—
Net periodic pension cost	$529	$544	$1,060	$1,088

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.25%	6.00%	5.25%	6.00%
Salary increases	4.00%	4.00%	4.00%	4.00%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.  The components of net periodic post-retirement benefits cost for the three and six month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2010		2009		2010		2009
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$24		$28		$48		$56
Interest cost	78		82		155		164
Net periodic post-retirement benefits cost	$102		$110		$203		$220

Assumptions Used to Determine Net Periodic Post- retirement Benefit Cost:
Discount rate	5.25%		6.00%		5.25%		6.00%
Health care cost trend rate	7.50	%(a)	8.00	%(a)	7.50	%(a)	8.00	%(a)

(a) decreasing to ultimate trend of 5.00% in 2015

8.  Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

In May 2010, Covance’s shareholders approved the 2010 Employee Equity Participation Plan (the “2010 EEPP”) in replacement of the 2007 Employee Equity Participation Plan (the “2007 EEPP”).  Effective upon approval of the 2010 EEPP, no further grants or awards were permitted under the 2007 EEPP.  Shares remaining available for grant under the 2007 EEPP are available for grant under the 2010 EEPP.  The 2010 EEPP became effective on May 6, 2010 and will expire on May 5, 2020. The 2010 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”) or such committee as is appointed by the Covance Board of Directors to administer the 2010 EEPP, to grant

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

awards to employees and consultants of Covance or entities in which Covance has a controlling or significant equity interest. The 2010 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Any shares granted as awards other than options or SARs shall be counted against the limit as one and seventy-four hundredths (1.74) shares for every one (1) share granted. The exercise period for stock options granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant. Prior to 2009, options were generally granted with a pro rata three year vesting period for senior executives and a pro rata two year period for all other optionees. Beginning in 2009, options are generally granted with pro rata three year vesting for all employees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2010 EEPP totaled approximately 4.3 million plus approximately 1.3 million shares remaining available under the 2007 EEPP at the time the 2010 EEPP was approved.  All grants and awards under the 2007 EEPP remaining outstanding are now administered in accordance with the provisions of the 2007 EEPP out of shares issuable under the 2010 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights or grants of options to purchase common stock or other stock awards to consultants of Covance or employees or consultants of non-wholly owned entities in which Covance has a controlling or significant equity interest under the 2007 EEPP or the 2010 EEPP. At June 30, 2010 there were approximately 5.7 million shares remaining available for option grants or awards under the 2010 EEPP.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Expected stock price volatility	35%	36%	35%	36%
Range of risk free interest rates	0.1% - 3.8%	0.3% - 2.6%	0.1% - 3.8%	0.3% - 2.6%
Expected life of options (years)	4.7	4.6	4.7	4.6

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

Results of operations for the three month period ended June 30, 2010 include total stock-based compensation expense of $8.7 million ($5.9 million net of tax benefit of $2.8 million), $4.5 million of which has been included in cost of revenue and $4.2 million of which has been included in selling, general and administrative expenses.  Results of operations for the six month period ended June 30, 2010 include total stock-based compensation expense of $16.2 million ($11.0 million net of tax benefit of $5.2 million), $8.2 million of which has been included in cost of revenue and $8.0 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended June 30, 2009 include total stock-based compensation expense of $7.4 million ($5.0 million net of tax benefit of $2.4 million), $3.1 million of which has

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

June 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

been included in cost of revenue and $4.3 million of which has been included in selling, general and administrative expenses. Results of operations for the six month period ended June 30, 2009 include total stock-based compensation expense of $13.2 million ($8.9 million net of tax benefit of $4.3 million), $5.4 million of which has been included in cost of revenue and $7.8 million of which has been included in selling, general and administrative expenses.

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

Segment revenues, operating income and total assets for the three and six months ended June 30, 2010 and 2009 are as follows:

	Early Development	Late-Stage Development	Other Reconciling Items		Total
Three months ended June 30, 2010
Total revenues from external customers	$208,192	$266,979	$25,548	(a)	$500,719
Operating income	$22,495	$56,513	$(36,498	)(b)	$42,510
Total assets	$1,188,061	$643,306	$161,721	(c)	$1,993,088

Three months ended June 30, 2009
Total revenues from external customers	$199,767	$266,282	$23,226	(a)	$489,275
Operating income	$27,083	$65,521	$(32,607	)(b)	$59,997
Total assets	$1,184,412	$547,756	$134,928	(c)	$1,867,096

Six months ended June 30, 2010
Total revenues from external customers	$413,241	$543,854	$48,643	(a)	$1,005,738
Operating income	$45,396	$122,729	$(72,751	)(b)	$95,374
Total assets	$1,188,061	$643,306	$161,721	(c)	$1,993,088

Six months ended June 30, 2009
Total revenues from external customers	$392,272	$515,013	$50,447	(a)	$957,732
Operating income	$54,243	$121,849	$(60,152	)(b)	$115,940
Total assets	$1,184,412	$547,756	$134,928	(c)	$1,867,096

(a)          Represents revenues associated with reimbursable out-of-pocket expenses.

(b)         Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense).

(c)          Represents corporate assets.

10.  Facility Consolidation and Other Cost Reduction Actions

During the three month period ended June 30, 2010, Covance incurred costs totaling $7.7 million ($6.4 million of which has been included in selling, general and administrative expenses and $1.3 million of which has been included in depreciation and amortization) primarily in connection with the closure of its Austin, Texas phase I clinic and Kalamazoo, Michigan research products facility and consolidation of the work into other more efficient locations. Costs incurred consist primarily of severance and related outplacement costs totaling $3.3 million, remaining facility lease obligations totaling $2.4 million and accelerated depreciation totaling $1.3 million.

11.  Subsequent Events

Covance completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

Revenue Recognition.  Covance recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of Covance’s net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Covance also has dedicated capacity arrangements with certain clients which generally range in duration from three to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. Dedicated capacity arrangements enable our clients to secure space in our facilities in exchange for which they agree to provide a guaranteed annual minimum dollar value (“volume”) of work. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume guarantees is monitored throughout the year. Annual minimum guarantee shortfalls are included in net revenues when the amount of the shortfall is determinable and realization is assured.

Covance does not have any individual significant contracts as pertains to revenue recognition. By way of background, at any point in time Covance is working on thousands of active clients projects, which are governed by individual contracts. In addition, the Company has not had a single customer who accounted for more than ten percent of aggregate net revenues during any one of the last three years. Covance serves in excess of 500 biopharmaceutical companies and has over 12,000 active client projects. Most projects are customized based on the needs of the client, the type of services being provided, therapeutic indication of the drug, geographic locations and other variables. Project specific terms related to pricing, billing milestones and the scope and type of services to be provided are generally negotiated and contracted on a project-by-project basis.

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided.  Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the quarter ended June 30, 2010, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on its financial position, results of operations or cash flows.

Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. In some cases, Covance bills the client for the total contract value in progress-based installments as certain non-contingent billing milestones are reached over the contract duration, such as, but not limited to, contract signing, initial dosing, investigator site initiation, patient enrollment or database lock. The term “billing milestone” relates only to a billing trigger in a contract whereby amounts become billable and payable in accordance with a negotiated predetermined billing schedule throughout the term of a project. These billing milestones are not performance-based (i.e., potential additional arrangement consideration tied to specific deliverables or performance). In other cases, billing and payment terms are tied to the passage of time (e.g., monthly billings). In either case, the total contract value and aggregate amounts billed to the client would be the same at the end of the project. While Covance attempts to negotiate terms that provide for billing and payment of services prior to or within close proximity to the provision of services, this is not always the case, as evidenced by fluctuations in the levels of unbilled receivables and unearned revenue from period to period. While a project is ongoing, cash payments are not necessarily representative of aggregate revenue earned at any particular point in time, as revenues are recognized when services are provided, while amounts billed and paid are in accordance with the negotiated billing and payment terms.

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

In other cases, services may be provided and revenue is recognized before the client is invoiced. In these cases, revenue recognized will exceed amounts billed, and the difference, representing an unbilled receivable, is recorded for this amount that is currently unbillable to the customer pursuant to contractual terms. Once the client is invoiced, the unbilled receivable is reduced for the amount billed, and a corresponding account receivable is recorded. All unbilled receivables are billable to customers within one year from the respective balance sheet date.

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

As of June 30, 2010, the balance of the reserve for unrecognized tax benefits was $17.5 million, including accrued interest of $1.7 million and is recorded as a long-term liability in other liabilities on the consolidated balance sheet. This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes.  The balance of this reserve at June 30, 2010 is $0.9 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States.  Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of June 30, 2010.

Stock-Based Compensation. The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees. These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 8 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Expected stock price volatility	35%	36%	35%	36%
Range of risk free interest rates	0.1% - 3.8%	0.3% - 2.6%	0.1% - 3.8%	0.3% - 2.6%
Expected life of options (years)	4.7	4.6	4.7	4.6

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.  Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2009 did not identify any instances of impairment and there were no events through June 30, 2010 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of a reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At June 30, 2010, accumulated other comprehensive loss on the consolidated balance sheet includes the cumulative translation account balance of $15.2 million.

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

Results of Operations

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009.  Net revenues totaled $475.2 million for the three months ended June 30, 2010, an increase of 2.0%, or 2.2% excluding the unfavorable impact of foreign exchange rate variances between both periods, as compared to $466.0 million for the corresponding 2009 period. Net revenues from Covance’s early development segment increased 4.2%, or 5.1% excluding the unfavorable impact of foreign exchange rate variances between both periods. Growth in the early development segment was led by our nutritional chemistry services, improvement in European toxicology and revenues from our genomics service offering, which was expanded when we acquired Merck’s gene expression laboratory in August 2009.  Partially offsetting the growth in these service offerings was continuing lower levels of study activity in North American toxicology, clinical pharmacology and certain of our chemistry service offerings, as we continue to experience lower market demand from our biopharmaceutical clients. Net revenues from Covance’s late-stage development segment grew 0.3%, but were level with the prior year when excluding the impact of foreign exchange rate variances between both periods. Growth in the late-stage development segment was led by our clinical development services, where net revenues grew 8.1%, on increased study activity, and in our central laboratory services, where net revenues grew 2.1%, on increased investigator and patient enrollment and an overall higher level of study activity. Partially offsetting these increases was a reduction in net revenues resulting from the sale of our IVR service offering in August 2009, combined with lower net revenues in our periapproval services, due to lower trial activity.

Cost of revenue increased 5.8% to $331.4 million or 69.7% of net revenues for the three months ended June 30, 2010 as compared to $313.2 million or 67.2% of net revenues for the corresponding 2009 period. Gross margins decreased by 250 basis points to 30.3% for the three months ended June 30, 2010 from 32.8% for the corresponding 2009 period as softness in North American toxicology and certain chemistry services net revenues more than offset growth in other early development and certain late-stage development services net revenues as mentioned above.

Overall, selling, general and administrative expenses increased 7.9% to $75.0 million for the three months ended June 30, 2010 from $69.6 million for the corresponding 2009 period.  As a percentage of net revenues, selling, general and administrative expenses increased by 90 basis points to 15.8% for the three months ended June 30, 2010 from 14.9% for the corresponding 2009 period. Included in selling, general and administrative expense during the three months ended June 30, 2010 is $6.4 million (or 1.3% of net revenues) in costs associated with the closure of our Austin, Texas phase I clinic and Kalamazoo, Michigan research products facility and consolidation of the work into other more efficient locations, and other cost reduction actions.

Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 12.8% to $26.3 million for the three months ended June 30, 2010 from $23.3 million for the corresponding 2009 period primarily as a result of the levels of capital spending over the last twelve to eighteen months. Additionally, depreciation and amortization during the three months ended June 30, 2010 includes $1.3 million (or 0.3% of net revenues) of accelerated depreciation associated with decisions made during the current year quarter to rationalize certain early development facilities. As a percentage of net revenues, depreciation and amortization increased by 50 basis points to 5.5% for the three months ended June 30, 2010 from 5.0% for the corresponding 2009 period.

Income from operations decreased 29.1% to $42.5 million or 8.9% of net revenues for the three months ended June 30, 2010 from $60.0 million or 12.9% of net revenues for the corresponding 2009 period.  Income from operations for the three months ended June 30, 2010 includes $7.7 million (or 1.6% of net revenues) in costs associated with facility rationalization and other cost reduction actions, of which $6.7 million is included in our early development segment results, $0.2 million in our late-stage segment results and $0.8 million in our Corporate expenses.

Income from operations from Covance’s early development segment for the three months ended June 30, 2010 decreased 16.9% or $4.6 million to $22.5 million as compared to $27.1 million for the corresponding 2009 period. As a percentage of net revenues, early development income from operations declined 280 basis points from 13.6% of early development net revenues in the three months ended June 30, 2009 to 10.8% in the corresponding 2010 period. Income from operations for the three months ended June 30, 2010 includes $6.7 million (or 3.2% of segment net revenues) in facility rationalization and other cost reduction actions as mentioned above.

Income from operations from Covance’s late-stage development segment for the three months ended June 30, 2010 decreased 13.7% or $9.0 million to $56.5 million as compared to $65.5 million for the corresponding 2009 period. As a percentage of net revenues, late-stage development income from operations decreased 340 basis points from 24.6% of net revenues in the three month period ended June 30, 2009 to 21.2% of net revenues in the corresponding 2010 period. Comparisons to the prior year are impacted by the exceptional margins in our central laboratory services during the 2009 period resulting, in part, from a significant increase in volume which occurred before staff additions could be made.  Margins in our central laboratory services, although down from last year’s exceptional level, remain strong.  Also contributing to the year-on-year reduction in margins is the impact of three study delays in our clinical development services, lower trial activity in our periapproval services and the sale of our IVR service offering in August, 2009.

Corporate expense increased $3.9 million to $36.5 million or 7.7% of net revenues for the three months ended June 30, 2010 as compared to $32.6 million or 7.0% of net revenues for the corresponding 2009 period, driven by investments to provide strategic partnering and integrated services, as well as investments in our infrastructure to enhance our ability to manage future growth. Additionally, for the three months ended June 30, 2010, Corporate expense includes $0.8 million in cost reduction actions, as mentioned above.  Included in Corporate expense is stock-based compensation expense of $8.7 million or 1.8% of net revenues for the three months ended June 30, 2010, as compared to $7.4 million or 1.6% of net revenues for the corresponding 2009 period.

Other expense, net was $0.7 million in each of the three month periods ended June 30, 2010 and 2009.  Net foreign exchange transaction loss decreased by $0.4 million to $0.8 million during the 2010 period from $1.2 million in the corresponding 2009 period.  This decrease was offset by the $0.7 million gain in 2009 from the receipt of contingent consideration on transferred backlog on the November 2007 sale of Covance’s cardiac safety service offering. Interest income was $0.1 million for the three months ended June 30, 2010 as compared to expense of $0.2 million in the corresponding 2009 period.

Covance’s effective tax rate for the three months ended June 30, 2010 was 24.9% compared to 27.1% for the corresponding 2009 period.  The year-over-year decrease in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and to the impact of tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the three month period ended June 30, 2010, Covance recognized income of $0.3 million, representing its share of Noveprim’s earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2010. For the three month period ended June 30, 2009, Covance recognized a loss of $0.2 million, representing its share of

Noveprim’s losses, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2009.

Net income of $31.7 million for the three months ended June 30, 2010 decreased $11.3 million or 26.3% as compared to $43.0 million for the corresponding 2009 period. Net income decreased $5.8 million as a result of costs associated with facility rationalizations and other cost reduction actions referred to above.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009.  Net revenues totaled $957.1 million for the six months ended June 30, 2010, an increase of 5.5%, or 4.1% excluding the favorable impact of foreign exchange rate variances between both periods, as compared to $907.3 million for the corresponding 2009 period. Net revenues from Covance’s early development segment increased 5.3%, or 4.8% excluding the favorable impact of foreign exchange rate variances between both periods.  Growth in the early development segment was led by our nutritional chemistry services, European toxicology and revenues from our genomics service offering, which was expanded when we acquired Merck’s gene expression laboratory in August 2009.  Partially offsetting the growth in these service offerings was continuing lower levels of study activity in North American toxicology and certain of our chemistry service offerings, as we continue to experience lower market demand from our biopharmaceutical clients. Net revenues from Covance’s late-stage development segment grew 5.6%, or 3.6% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in the late-stage development segment was led by our clinical development services, where net revenues grew 17.1%, on increased study activity, and, to a lesser extent, in our central laboratory services, where net revenues grew 5.5%, on increased investigator and patient enrollment and an overall higher level of study activity. Partially offsetting these increases was a reduction in net revenues resulting from the sale of our IVR service offering in August 2009, combined with a reduction in periapproval services net revenues, due to lower trial activity.

Cost of revenue increased 8.0% to $663.9 million or 69.4% of net revenues for the six months ended June 30, 2010 as compared to $614.9 million or 67.8% of net revenues for the corresponding 2009 period. Gross margins decreased by 160 basis points to 30.6% for the six months ended June 30, 2010 from 32.2% for the corresponding 2009 period as softness in North American toxicology and certain chemistry services net revenues more than offset growth in other early development and certain late-stage development services net revenues as mentioned above.

Overall, selling, general and administrative expenses increased 10.0% to $146.8 million for the six months ended June 30, 2010 from $133.5 million for the corresponding 2009 period. As a percentage of net revenues, selling, general and administrative expenses increased by 60 basis points to 15.3% for the six month period ended June 30, 2010 from 14.7% for the corresponding 2009 period. Included in selling, general and administrative expense during the six months ended June 30, 2010, is $6.4 million (or 0.7% of net revenues) in costs associated with the closure of our Austin, Texas phase I clinic and Kalamazoo, Michigan research products facility and consolidation of the work into other more efficient locations, and other cost reduction actions. Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 18.9% to $51.0 million for the six months ended June 30, 2010 from $42.9 million for the corresponding 2009 period primarily as a result of the levels of capital spending over the last twelve to eighteen months.  Additionally, depreciation and amortization during the six months ended June 30, 2010 includes $1.3 million (or 0.1% of net revenues) of accelerated depreciation associated with decisions made during the current year quarter to rationalize certain early development facilities. As a percentage of net revenues, depreciation and amortization increased by 60 basis points to 5.3% for the six months ended June 30, 2010 from 4.7% for the corresponding 2009 period.

Income from operations decreased 17.7% to $95.4 million or 10.0% of net revenues for the six months ended June 30, 2010 from $115.9 million or 12.8% of net revenues for the corresponding 2009 period.  Income from operations for the six months ended June 30, 2010 includes $7.7 million (or 0.8% of net revenues) in costs associated with facility rationalization and other cost reduction actions, of which $6.7 million is included in our early development segment results, $0.2 million in our late-stage segment results and $0.8 million in our Corporate expenses.

Income from operations from Covance’s early development segment for the six months ended June 30, 2010 decreased 16.3% or $8.8 million to $45.4 million as compared to $54.2 million for the corresponding 2009 period. As a percentage of net revenues, early development income from operations declined 280 basis points from 13.8% of early development net revenues in the six months ended June 30, 2009 to 11.0% in the corresponding 2010 period.  Income from operations for the six months ended June 30, 2010 includes $6.7 million (or 1.6% of segment net revenues) in facility rationalization and cost reduction actions as mentioned above. Additional softness in certain chemistry services net revenues more than offset strength in nutritional chemistry and European toxicology.

Income from operations from Covance’s late-stage development segment for the six months ended June 30, 2010 increased 0.7% or $0.9 million to $122.7 million as compared to $121.8 million for the corresponding 2009 period. As a percentage of net revenues, late-stage development income from operations decreased 110 basis points from 23.7% of net revenues in the six month period ended June 30, 2009 to 22.6% of net revenues in the corresponding 2010 period driven by the increase in clinical development net revenues explained above, partially offset by reductions in net revenues in our periapproval services, on lower trial activity, and the sale of our IVR service offering in August 2009.

Corporate expense increased $12.6 million to $72.8 million or 7.6% of net revenues for the six months ended June 30, 2010 as compared to $60.2 million or 6.6% of net revenues for the corresponding 2009 period, driven by investments to provide strategic partnering and integrated services, as well as investments in our infrastructure to enhance our ability to manage future growth. Included in Corporate expense is stock-based compensation expense of $16.2 million or 1.7% of net revenues for the six months ended June 30, 2010, as compared to $13.2 million or 1.5% of net revenues for the corresponding 2009 period.

Other expense, net increased $1.6 million to $1.8 million for the six months ended June 30, 2010 as compared to $0.2 million for the corresponding 2009 period primarily due to foreign exchange transaction losses. Net foreign exchange transaction losses were $1.9 million during the 2010 period as compared to $0.8 million for the corresponding 2009 period.  The 2009 period also included gains of $0.7 million from the receipt of contingent consideration on transferred backlog on the November 2007 sale of Covance’s cardiac safety service offering.  Net interest income for the six months ended June 30, 2010 increased $0.2 million as compared to the prior year period.

Covance’s effective tax rate for the six months ended June 30, 2010 was 25.1% compared to 28.0% for the corresponding 2009 period.  The year-over-year decrease in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and to the impact of tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the six month period ended June 30, 2010, Covance recognized a gain of $0.7 million representing its share of Noveprim’s earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2010. For the six month period ended June 30, 2009, Covance recognized a loss of $0.04 million representing its share of Noveprim’s losses, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2009.

Net income of $70.8 million for the six months ended June 30, 2010 decreased $12.5 million or 15.0% as compared to $83.3 million for the corresponding 2009 period. Net income decreased $5.8 million as a result of costs associated with facility rationalizations and other cost reduction actions referred to above.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2010 and December 31, 2009 were $290.8 million and $289.5 million, respectively. Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions in countries whose governments guarantee those investments (primarily in Ireland and the United Kingdom). Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases.  Covance has a $150.0 million revolving credit facility (the “Credit Facility”) which expires in June 2012 and may be expanded to $200.0 million at Covance’s election.  Covance believes cash on hand plus cash from operations and available borrowings under the Credit Facility will provide sufficient liquidity for the foreseeable future.  At June 30, 2010, there were no outstanding borrowings and $1.4 million of outstanding letters of credit under the credit facility. Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 200 basis point margin.  The Credit Facility contains various financial and other covenants.  At June 30, 2010, Covance was in compliance with the terms of the Credit Facility. The Credit Facility is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

During the six months ended June 30, 2010, Covance’s operations provided net cash of $81.4 million, an increase of $22.7 million from the corresponding 2009 period. The change in net operating assets used $50.6 million in cash during the six months ended June 30, 2010, primarily due to an increase in unbilled services combined with a decrease in accrued payroll and benefits and unearned revenue.  The change in net operating assets used $79.0 million in cash during the six months ended June 30, 2009, primarily due to an increase in accounts receivable and a decrease in accrued payroll and benefits.  Covance’s ratio of current assets to current liabilities was 2.41 at June 30, 2010 and 2.18 at December 31, 2009.

Investing activities for the six months ended June 30, 2010 used $67.4 million, compared to using $88.9 million for the corresponding 2009 period. Capital spending for the first six months of 2010 totaled $67.5 million, and was primarily for significant ongoing information technology projects, expansion of preclinical facilities in China, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software. Approximately $43.7 million of capital spending in the first six months of 2010 represents expenditures associated with assets that have not yet been placed in service as of June 30, 2010. Capital spending for the corresponding 2009 period totaled $70.9 million, and was primarily for the expansion of preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software.

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

Investing activities for the six months ended June 30, 2009 also included $0.7 million of additional proceeds received during the period from contingent consideration related to transferred backlog from the sale of Covance’s cardiac safety service offering in November 2007.

Financing activities for the six months ended June 30, 2010 and 2009 provided $4.0 million and $5.4 million, respectively. Cash received from financing activities during the six months ended June 30, 2010 included $4.5 million in proceeds from the exercise of stock options, $4.0 million from employee contributions to the Company’s employee stock purchase plan, and $0.7 million in excess tax benefits realized on the exercise of stock options.  Offsetting these items was $5.3 million used to purchase into treasury 93,192 shares of common stock in connection with employee benefit plans.  During the six months ended June 30, 2009, Covance received $1.5 million in proceeds from the exercise of stock options and $3.7 million was received from employee contributions to the Company’s employee stock purchase plan, partially offset by $2.3 million used to purchase into treasury 58,417 shares of common stock in connection with employee benefit plans. Covance also borrowed an additional $8.0 million under the Credit Facility during this period, and in March 2009, Covance repaid the entire $5.4 million balance of mortgage debt assumed in connection with the Swiss Pharma acquisition.

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

None.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the six months ended June 30, 2010, approximately 43% of our net revenues were derived from our operations outside the United States.  We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derive a large portion of our net revenues from international operations. For the six months ended June 30, 2010, we derived approximately 43% of our net revenues from our operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on July 30, 2010, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.   Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: July 30, 2010	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board and	July 30, 2010
Joseph L. Herring	Chief Executive Officer
(Principal Executive Officer)

/s/ William E. Klitgaard	Corporate Senior Vice President and	July 30, 2010
William E. Klitgaard	Chief Financial Officer
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

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on July 30, 2010, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Furnished electronically herewith.