Form 10-Q
period 2010-09-30
COVANCE INC
filed 2010-11-05
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 29, 2010, the Registrant had 64,851,433 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended September 30, 2010

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(Dollars in thousands)	September 30,	December 31,
	2010	2009
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$389,024	$289,469
Accounts receivable	281,677	285,119
Unbilled services	103,660	97,279
Inventory	82,314	80,926
Deferred income taxes	41,951	31,512
Prepaid expenses and other current assets	93,058	93,367
Total Current Assets	991,684	877,672
Property and equipment, net	817,956	921,995
Goodwill, net	127,653	127,653
Other assets	45,468	47,624
Total Assets	$1,982,761	$1,974,944

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$35,395	$36,834
Accrued payroll and benefits	100,797	111,365
Accrued expenses and other current liabilities	80,374	73,383
Unearned revenue	149,496	166,890
Income taxes payable	13,867	14,272
Total Current Liabilities	379,929	402,744
Deferred income taxes	55,530	98,945
Other liabilities	57,965	62,251
Total Liabilities	493,424	563,940
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock — Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 77,162,071 and 76,362,691 shares issued and outstanding, including those held in treasury, at September 30, 2010 and December 31, 2009, respectively	772	764
Paid-in capital	626,209	587,995
Retained earnings	1,345,327	1,305,451
Accumulated other comprehensive income (loss)	555	(5,281)
Treasury stock at cost (12,357,650 and 12,257,065 shares at September 30, 2010 and December 31, 2009, respectively)	(483,526)	(477,925)
Total Stockholders’ Equity	1,489,337	1,411,004
Total Liabilities and Stockholders’ Equity	$1,982,761	$1,974,944

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Net revenues	$477,022	$475,284	$1,434,117	$1,382,569
Reimbursable out-of-pocket expenses	36,258	22,282	84,901	72,729
Total revenues	513,280	497,566	1,519,018	1,455,298

Cost and expenses:
Cost of revenue (excluding depreciation and amortization)	337,698	324,311	1,001,574	939,246
Reimbursable out-of-pocket expenses	36,258	22,282	84,901	72,729
Selling, general and administrative (excluding depreciation and amortization)	70,731	69,526	217,576	203,049
Depreciation and amortization	26,105	23,649	77,105	66,536
Asset impairment charges	119,229	—	119,229	—
Total costs and expenses	590,021	439,768	1,500,385	1,281,560
(Loss) income from operations	(76,741)	57,798	18,633	173,738

Other expense (income), net:
Interest income	(463)	(303)	(1,053)	(1,019)
Interest expense	227	484	675	1,277
Foreign exchange transaction loss (gain), net	681	(903)	2,595	(108)
Gain on sale of businesses	—	(9,026)	—	(9,681)
Other expense (income), net	445	(9,748)	2,217	(9,531)
(Loss) income before taxes and equity investee earnings	(77,186)	67,546	16,416	183,269
Tax (benefit) expense	(46,003)	16,650	(22,534)	49,050
Equity investee earnings	253	166	926	128
Net (loss) income	$(30,930)	$51,062	$39,876	$134,347

Basic (loss) earnings per share	$(0.49)	$0.80	$0.63	$2.11
Weighted average shares outstanding - basic	63,739,910	63,895,975	63,601,302	63,768,728

Diluted (loss) earnings per share	$(0.49)	$0.79	$0.61	$2.09
Weighted average shares outstanding — diluted	63,739,910	64,472,572	65,069,901	64,235,983

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

	Nine Months Ended September 30
(Dollars in thousands)	2010	2009

Cash flows from operating activities:
Net income	$39,876	$134,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,105	66,536
Asset impairment charges	119,229	—
Non-cash compensation expense associated with employee benefit and stock compensation plans	24,815	20,295
Deferred income tax benefit	(53,185)	(2,981)
Gain on sale of businesses	—	(9,681)
Loss on disposal of property and equipment	961	838
Equity investee earnings	(926)	(128)
Changes in operating assets and liabilities, net of businesses acquired and sold:
Accounts receivable	3,442	(61,341)
Unbilled services	(6,381)	1,342
Inventory	(1,388)	(11,070)
Accounts payable	(1,439)	(5,426)
Accrued liabilities	(3,577)	(12,518)
Unearned revenue	(17,394)	18,770
Income taxes payable	362	31,494
Other assets and liabilities, net	7,658	3,658
Net cash provided by operating activities	189,158	174,135
Cash flows from investing activities:
Capital expenditures	(100,488)	(98,020)
Acquisition of businesses, net of cash acquired	—	(28,370)
Proceeds from sale of businesses	—	10,373
Other, net	73	26
Net cash used in investing activities	(100,415)	(115,991)
Cash flows from financing activities:
Stock issued under employee stock purchase and option plans	12,640	7,251
Purchase of treasury stock	(5,601)	(2,509)
Net repayments under revolving credit facility	—	(25,000)
Payment of debt assumed upon acquisition of business	—	(5,431)
Net cash provided by (used in) financing activities	7,039	(25,689)

Effect of exchange rate changes on cash	3,773	12,459
Net change in cash and cash equivalents	99,555	44,914

Cash and cash equivalents, beginning of period	289,469	221,334

Cash and cash equivalents, end of period	$389,024	$266,248

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2009, 2008, and 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which we are reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $42.4 million and $55.6 million at September 30, 2010 and December 31, 2009, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

Impairment of Long-Lived Assets

Covance reviews its long-lived assets, other than goodwill and other indefinite lived intangible assets, for impairment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance’s judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated.  During the third quarter of 2010, Covance determined that long-lived assets, in our North American toxicology operations, located in Chandler, Arizona and Manassas, Virginia with carrying values of $182.7 million and $23.4 million, respectively, were no longer fully recoverable from the cash flows expected from those assets.  Accordingly, as of September 30, 2010, Covance recorded an asset impairment charge totaling $119.2 million ($103.0 million of which relates to the Chandler, Arizona assets and $16.2 million relates to the Manassas, Virginia assets), representing the excess of the carrying value of those assets over their respective fair market values. See Note 11.

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2009 did not identify any instances of impairment.  The events that gave rise to the asset impairments in our North American toxicology operations, as discussed above, did not result in a need to reassess our goodwill and other intangible assets for impairment, as there are no such assets related to those operations.  There were no other events through September 30, 2010 that warranted a reconsideration of our impairment test results.

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

(UNAUDITED)

September 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

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

(UNAUDITED)

September 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

current or long-term liability in the consolidated balance sheet based on when the Company expects each of the items to be settled.  Covance records interest and penalties accrued in relation to unrecognized tax benefits as a component of income tax expense.

As of September 30, 2010, the balance of the reserve for unrecognized tax benefits was $14.8 million, including accrued interest of $1.8 million, and is recorded as a long-term liability in other liabilities on the consolidated balance sheet. As of December 31, 2009, the balance of the reserve for unrecognized tax benefits was $17.2 million, including accrued interest of $1.2 million, of which $0.1 million was recorded as a current liability in accrued expenses and other current liabilities, and $17.1 million was recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits.  During the third quarter of 2010, the Company recorded a $3.2 million reduction to the reserve for unrecognized tax benefits due to the favorable resolution of an income tax inquiry, partially offset by a net increase in the accrual for additional reserves and interest on matters still outstanding of $0.5 million.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes.   The balance of this reserve was $1.0 million and $0.9 million at September 30, 2010 and December 31, 2009, respectively, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of September 30, 2010.

Comprehensive Income

Covance’s total comprehensive income for the three and nine months ended September 30, 2010 and 2009 is comprised of net (loss)/income plus the change in the cumulative translation adjustment equity account and the change in the unrealized gain on available-for-sale securities. For the three and nine months ended September 30, 2010 this change in the unrealized gain was a decrease of $0.8 million and $1.0 million, net of tax, respectively.  For the three and nine months ended September 30, 2009 the change in the unrealized gain was an increase of $0.7 million and $0.6 million, net of tax, respectively.  Total comprehensive income for the three and nine months ended September 30, 2010 was $9.7 million and $45.7 million, respectively. Total comprehensive income for the three and nine months ended September 30, 2009 was $63.3 million and $162.1 million, respectively.

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

(UNAUDITED)

September 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

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

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net (loss)/income available to common stockholders by the weighted average number of shares outstanding during the period.  The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued; computed under the treasury stock method.

In computing diluted EPS for the three months ended September 30, 2010, there were 1,270,798 potentially dilutive shares that were not included in the computation of diluted net loss per share, as their effect would be anti-dilutive.  In computing diluted EPS for the three months ended September 30, 2009, the denominator was increased by 576,597 shares, and for the nine months ended September 30, 2010 and 2009, the denominator was increased by 1,468,599 shares and 467,255 shares, respectively, representing the dilutive effect of stock options outstanding at September 30, 2010 and 2009 with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended September 30, 2010 were options to purchase 1,865,494 shares of common stock at prices ranging from $45.23 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the nine months ended September 30, 2010 were options to purchase 1,625,602 shares of common stock at prices ranging from $54.15 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended September 30, 2009 were options to purchase 771,176 shares of common stock at prices ranging from $56.18 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the nine months ended September 30, 2009 were options to purchase 851,459 shares of common stock at prices ranging from $44.91 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the nine month periods ended September 30, 2010 and 2009 was $0.4 million and $1.0 million, respectively. Cash paid for income taxes for the nine month periods ended September 30, 2010 and 2009 totaled $32.4 million and $25.3 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the nine months ended September 30, 2010 and 2009 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $0.9 million and $0.1 million, respectively (a corresponding cash inflow of $0.9 million and $0.1 million, respectively, has been included in financing cash flows).

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 12.

3.  Treasury Stock

In September 2010, the Covance Board of Directors authorized the repurchase of up to an additional $250 million of its outstanding common stock.  At September 30, 2010, there was $250 million of common stock available for repurchase under this authorization and another 0.8 million shares remaining under a previous 3.0 million share buyback authorization approved by the Covance Board of Directors in 2007.  During the nine months ended September 30, 2010 and 2009, there were no shares repurchased under either authorization. Covance also reacquires shares of its common stock in connection with certain employee benefit plans primarily when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.  The following table sets forth the treasury stock activity during the nine month periods ended September 30, 2010 and 2009.

	Nine Months Ended September 30
	2010		2009
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$—	—	$—	—
Employee benefit plans	5,601	100.6	2,509	62.0
Total	$5,601	100.6	$2,509	62.0

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

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment.  This investment is reflected in other assets on the consolidated balance sheet. During the three and nine month periods ended September 30, 2010, Covance recognized income of $0.3 million and $0.9 million, respectively, representing its share of Noveprim’s earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at September 30, 2010. During the three and nine month periods ended September 30, 2009, Covance recognized income of $0.2 million and $0.1 million, respectively, representing its share of Noveprim’s earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at September 30, 2009. The carrying value of Covance’s investment in Noveprim at September 30, 2010 and December 31, 2009 was $22.5 million and $22.1 million, respectively.

Covance has a minority equity position (less than 20%) in BioClinica, Inc. (“BIOC”) (Nasdaq GM:BIOC), formerly known as Bio Imaging Technologies, Inc.  BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  As Covance owns less than a 20% interest in BIOC and does not exercise significant influence over the operating or financial decisions of BIOC, the investment is accounted for as an available-for-sale security.  The carrying

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

value of Covance’s investment in BIOC as of September 30, 2010 and December 31, 2009 was $8.3 million and $10.0 million, respectively, as determined based on quoted market prices in an active market. This investment is reflected in other assets on the consolidated balance sheet. The $1.7 million decrease in the carrying value of the investment results in a $1.0 million decrease in the unrealized gain on investment, net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. Accordingly, the balance in the unrealized gain on investment at September 30, 2010 and December 31, 2009 was $4.2 million and $5.2 million, net of tax, respectively.

5.  Acquisitions and Divestitures

In August 2009, Covance acquired certain assets and capabilities of Merck & Co., Inc.’s (“Merck”) Gene Expression Laboratory (“GEL”) located in Seattle, Washington for $9.75 million in cash. Transaction related costs of $0.7 million were included in selling, general and administrative expense in the period incurred.  This acquisition expanded Covance’s footprint in the genomics testing market and added capabilities in genomics testing and personalized medicine. The tangible assets acquired consisted of property and equipment and were included in Covance’s consolidated financial statements beginning in August 2009 based on their estimated fair value of $5.5 million. The remaining purchase price of $4.2 million represents the fair value of the acquired assembled workforce, which is a component of goodwill.  Results of operations for GEL are reported in Covance’s early development segment beginning in August 2009. Covance and Merck also entered into an agreement pursuant to which Merck will purchase at least $145 million of services from Covance over a five year period.

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

6.  Credit Facilities

On June 16, 2009, Covance entered into a new $150 million revolving credit facility (the “Credit Facility”) which replaced its credit facility which was due to expire on June 30, 2009. The Credit Facility may be expanded to $200 million at Covance’s election.  At September 30, 2010 and December 31, 2009, there were no outstanding borrowings and $1.4 million of outstanding letters of credit under the Credit Facility.  Interest on all outstanding borrowings under the Credit Facility is based upon the London Interbank Offered Rate (“LIBOR”) plus a 200 basis point margin. Interest on all outstanding borrowings under the previous credit facility was based upon LIBOR plus a 75 basis point margin. There were no borrowings during the three months ended September 30, 2010.  Interest on outstanding borrowings approximated 3.25% per annum during the nine months ended September 30, 2010.  Interest on outstanding borrowings approximated 2.32% and 1.59% per annum during the three and nine months ended September 30, 2009, respectively.

The Credit Facility, which expires in June 2012, contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries. At September 30, 2010, Covance was in compliance with the terms of the Credit Facility.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2010 and 2009

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

The components of net periodic pension expense for these plans for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended September 30		Three Months Ended September 30
	2010	2009	2010	2009
Components of Net Periodic Pension Cost:
Service cost	$933	$822	$180	$143
Interest cost	1,954	1,880	156	149
Expected return on plan assets	(2,277)	(1,973)	—	—
Amortization of net actuarial loss	316	304	18	1
Participant contributions	(525)	(505)	—	—
Net periodic pension cost	$401	$528	$354	$293

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.75%	6.25%	5.50%	6.25%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.50%	4.25%	3.00%	3.00%

	United Kingdom Plans		German Plan
	Nine Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Components of Net Periodic Pension Cost:
Service cost	$2,709	$2,383	$525	$413
Interest cost	5,674	5,448	456	428
Expected return on plan assets	(6,612)	(5,718)	—	—
Amortization of net actuarial loss	918	881	54	4
Participant contributions	(1,524)	(1,463)	—	—
Net periodic pension cost	$1,165	$1,531	$1,035	$845

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.75%	6.25%	5.50%	6.25%
Expected rate of return on assets	6.75%	6.75%	n/a	n/a
Salary increases	4.50%	4.25%	3.00%	3.00%

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2010 and 2009

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

The components of net periodic pension cost for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Components of Net Periodic Pension Cost:
Service cost	$348	$425	$1,043	$1,274
Interest cost	173	149	520	447
Amortization of prior service credit	(30)	(30)	(89)	(89)
Amortization of net actuarial loss	38	—	115	—
Net periodic pension cost	$529	$544	$1,589	$1,632

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.25%	6.00%	5.25%	6.00%
Salary increases	4.00%	4.00%	4.00%	4.00%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.  The components of net periodic post-retirement benefits cost for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2010		2009		2010		2009
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$24		$28		$72		$84
Interest cost	77		82		232		246
Net periodic post-retirement benefits cost	$101		$110		$304		$330

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	5.25%		6.00%		5.25%		6.00%
Health care cost trend rate	7.50	%(a)	8.00	%(a)	7.50	%(a)	8.00	%(a)

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

In May 2010, Covance’s shareholders approved the 2010 Employee Equity Participation Plan (the “2010 EEPP”) in replacement of the 2007 Employee Equity Participation Plan (the “2007 EEPP”).  Effective upon approval of the 2010 EEPP, no further grants or awards were permitted under the 2007 EEPP.  Shares remaining available for grant under the 2007 EEPP are available for grant under the 2010 EEPP.  The 2010 EEPP became effective on May 6, 2010 and will expire on May 5, 2020. The 2010 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”) or such committee as is appointed by the Covance Board of Directors to administer the 2010 EEPP, to grant awards to employees and consultants of Covance or entities in which Covance has a controlling or significant equity interest. The 2010 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Any shares granted as awards other than options or SARs shall be counted against the limit as one and seventy-four hundredths (1.74) shares for every one (1) share granted. The exercise period for stock options granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant. Prior to 2009, options were generally granted with a pro rata three year vesting period for senior executives and a pro rata two year period for all other optionees. Beginning in 2009, options are generally granted with pro rata three year vesting for all employees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2010 EEPP totaled approximately 4.3 million plus approximately 1.3 million shares remaining available under the 2007 EEPP at the time the 2010 EEPP was approved.  All grants and awards under the 2007 EEPP remaining outstanding are now administered in accordance with the provisions of the 2007 EEPP out of shares issuable under the 2010 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights or grants of options to purchase common stock or other stock awards to consultants of Covance or employees or consultants of non-wholly owned entities in which Covance has a controlling or significant equity interest under the 2007 EEPP or the 2010 EEPP. At September 30, 2010 there were approximately 5.7 million shares remaining available for option grants or awards under the 2010 EEPP.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Expected stock price volatility	35%	36%	35%	36%
Range of risk free interest rates	0.1% - 3.8%	0.3% - 2.6%	0.1% - 3.8%	0.3% - 2.6%
Expected life of options (years)	4.7	4.6	4.7	4.6

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

September 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

Results of operations for the three month period ended September 30, 2010 include total stock-based compensation expense of $8.6 million ($6.0 million net of tax benefit of $2.6 million), $4.5 million of which has been included in cost of revenue and $4.1 million of which has been included in selling, general and administrative expenses.  Results of operations for the nine month period ended September 30, 2010 include total stock-based compensation expense of $24.8 million ($17.0 million net of tax benefit of $7.8 million), $12.7 million of which has been included in cost of revenue and $12.1 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended September 30, 2009 include total stock-based compensation expense of $7.1 million ($4.8 million net of tax benefit of $2.3 million), $3.1 million of which has been included in cost of revenue and $4.0 million of which has been included in selling, general and administrative expenses. Results of operations for the nine month period ended September 30, 2009 include total stock-based compensation expense of $20.3 million ($13.8 million net of tax benefit of $6.5 million), $8.5 million of which has been included in cost of revenue and $11.8 million of which has been included in selling, general and administrative expenses.

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

Segment revenues, operating income and total assets for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Early Development		Late-Stage Development	Other Reconciling Items		Total
Three months ended September 30, 2010
Total revenues from external customers	$206,480		$270,542	$36,258	(a)	$513,280
Operating income	$(98,516	)(d)	$55,150	$(33,375	)(b)	$(76,741)
Total assets	$1,088,934	(d)	$712,668	$181,159	(c)	$1,982,761

Three months ended September 30, 2009
Total revenues from external customers	$196,409		$278,875	$22,282	(a)	$497,566
Operating income	$22,434		$68,876	$(33,512	)(b)	$57,798
Total assets	$1,194,838		$608,634	$151,582	(c)	$1,955,054

Nine months ended September 30, 2010
Total revenues from external customers	$619,721		$814,396	$84,901	(a)	$1,519,018
Operating income	$(53,120	)(d)	$177,879	$(106,126	)(b)	$18,633
Total assets	$1,088,934	(d)	$712,668	$181,159	(c)	$1,982,761

Nine months ended September 30, 2009
Total revenues from external customers	$588,681		$793,888	$72,729	(a)	$1,455,298
Operating income	$76,677		$190,725	$(93,664	)(b)	$173,738
Total assets	$1,194,838		$608,634	$151,582	(c)	$1,955,054

(a)          Represents revenues associated with reimbursable out-of-pocket expenses.

(b)         Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense).

(c)          Represents corporate assets.

(d)         Includes asset impairment charges of $119,229.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

10.  Facility Consolidation and Other Cost Reduction Actions

During the three and nine month periods ended September 30, 2010, Covance incurred costs totaling $1.3 million and $9.0 million, respectively, in connection with the closure of its Austin, Texas Phase I clinic and Kalamazoo, Michigan research products facility and consolidation of work previously performed at those sites into other more efficient locations, as well as other cost reduction actions.  During the three month period ended September 30, 2010, $0.4 million has been included in selling, general and administrative expenses and $0.9 million has been included in depreciation and amortization.  During the nine month period ended September 30, 2010, $6.8 million has been included in selling, general and administrative expenses and $2.2 million has been included in depreciation and amortization.

11.  Asset Impairment

Covance reviews its long-lived assets, other than goodwill and other indefinite lived intangible assets, for impairment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance’s judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations.

The significant weakening of the market for outsourced toxicology services during the three-month period ended September 30, 2010, which represented a reversal in trend from the recovering demand for these services during the first half of 2010, caused Covance to reassess its North American toxicology services. This assessment included an evaluation of the ongoing value of the long-lived assets associated with those services. Based on that evaluation, Covance determined that long-lived assets located in Chandler, Arizona and Manassas, Virginia with carrying values of $182.7 million and $23.4 million, respectively, were no longer fully recoverable from the cash flows expected from those assets. Accordingly, as of September 30, 2010, Covance recorded an asset impairment charge totaling $119.2 million ($103.0 million of which relates to the Chandler, Arizona assets and $16.2 million relates to the Manassas, Virginia assets), representing the excess of the carrying value of those assets over their respective fair market values.

The fair value of these assets was determined with the assistance of an independent third party appraiser. Covance’s Chandler, Arizona facility, which will continue to be held and used, was valued at $79.7 million based upon both the future cash flows expected to be generated from the facility, discounted at the risk-free rate of interest, and an estimated market value of the facility. These assets are included in property and equipment on the consolidated balance sheet as of September 30, 2010. The property in Manassas, Virginia consists primarily of land that was intended to be utilized for future expansion projects in the Early Development segment. Covance now intends to sell this property and its carrying value has been reduced to a fair value of $7.2 million, which value is based upon market rates for similar properties sold in the region, net of selling costs. As a result, the Manassas property has been reclassified from property and equipment to other current assets on the consolidated balance sheet as of September 30, 2010.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

September 30, 2010 and 2009

(dollars in thousands, unless otherwise indicated)

The following table presents the above non-financial assets measured at estimated fair value as of September 30, 2010 and the resulting impairment losses included in earnings for the three and nine months ended September 30, 2010:

		Assets at Fair Value as of September 30, 2010
Description	Previous carrying value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment loss	Adjusted carrying value

Long-lived assets held and used (Chandler, Az.)	$182,694	—	—	$79,674	$(103,020)	$79,674
Long-lived assets held for sale (Manassas, Va.)	23,371	—	$7,162	—	(16,209)	7,162
Total	$206,065	$—	$7,162	$79,674	$(119,229)	$86,836

12.  Subsequent Events

On October 26, 2010, Covance amended its existing Credit Facility.  The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $250 million, which may be expanded to $300 million at Covance’s election, and a term loan commitment of $100 million.  Interest on outstanding borrowings under the Credit Agreement is computed in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a 200 basis point margin. Costs associated with the Credit Agreement, which expires in October 2015, consisted primarily of bank and legal fees totaling $1.7 million, and will be amortized over the five year term.  The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.

On October 29, 2010, Covance completed the acquisition of research and development facilities located in Porcheville, France and Alnwick,UK from sanofi-aventis for a cash payment of approximately $28.0 million. Transaction related costs of approximately $2.2 million were included in selling, general and administrative expense in the period incurred. The acquisition of these facilities provides Covance with new capabilities in CMC (Chemistry, Manufacturing and Controls) services, including preformulation, drug formulation, preclinical and early-stage clinical API (Active Pharmaceutical Ingredient) manufacturing, and radiolabeled chemistry. Pursuant to the asset purchase agreement, Covance will provide services to sanofi-aventis at these facilities over a period of 5 years for $350 million. In addition to the acquisition and provision of services at these facilities, Covance and sanofi-aventis also entered into a 10-year strategic alliance, pursuant to which Covance has become sanofi-aventis’ R&D partner providing drug development services to sanofi-aventis in amounts ranging from $0.9 billion to $1.9 billion.  Covance is currently in the process of completing our allocation of the purchase price to the assets acquired.

On November 3, 2010, Covance announced plans to further rationalize capacity and implement initiatives to reduce the cost of overhead and support functions, streamline processes across the organization and leverage previous investments in IT and automation infrastructure. The cost of these actions is expected to total approximately $35.0 million to $40.0 million, with more than half of these costs expected to be incurred in the fourth quarter of 2010 and the remainder during 2011.

Covance completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided.  Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the quarter ended September 30, 2010, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on its financial position, results of operations or cash flows.

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

As of September 30, 2010, the balance of the reserve for unrecognized tax benefits was $14.8 million, including accrued interest of $1.8 million and is recorded as a long-term liability in other liabilities on the consolidated balance sheet. This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits.  During the third quarter of 2010, the Company recorded a $3.2 million reduction to the reserve for unrecognized tax benefits due to the favorable resolution of an income tax inquiry, partially offset by a net increase in the accrual for additional reserves and interest on matters still outstanding of $0.5 million.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes.  The balance of this reserve at September 30, 2010 is $1.0 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States.  Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of September 30, 2010.

Stock-Based Compensation. The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees. These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 8 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Expected stock price volatility	35%	36%	35%	36%
Range of risk free interest rates	0.1% - 3.8%	0.3% - 2.6%	0.1% - 3.8%	0.3% - 2.6%
Expected life of options (years)	4.7	4.6	4.7	4.6

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

Impairment of Assets. Covance reviews its long-lived assets other than goodwill and other indefinite lived intangible assets for impairment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  The assessment of possible impairment is based upon Covance’s judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations.  Actual future cash flows may be greater or less than estimated.  During the third quarter of 2010, Covance determined that long-lived assets, in our North American toxicology operations, located in Chandler, Arizona and Manassas, Virginia with carrying values of $182.7 million and $23.4 million, respectively, were no longer fully recoverable from the cash flows expected from those assets. Accordingly, as of September 30, 2010, Covance recorded an asset impairment charge totaling $119.2 million ($103.0 million of which relates to the Chandler, Arizona assets and $16.2 million relates to the Manassas, Virginia assets), representing the excess of the carrying value of those assets over their respective fair market values.

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.  Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2009 did not identify any instances of impairment.  The events that gave rise to the asset impairments in our North American toxicology operations, as discussed above, did not result in a need to reassess our goodwill and other intangible assets for impairment, as there are no such assets related to those operations.  There were no other events through September 30, 2010 that warranted a reconsideration of our impairment test results. However, changes in expectations as to the present value of a reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At September 30, 2010, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $26.2 million.

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

Results of Operations

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009.  Net revenues totaled $477.0 million for the three months ended September 30, 2010, an increase of 0.4%, or 1.0% excluding the unfavorable impact of foreign exchange rate variances between both periods, as compared to $475.3 million for the corresponding 2009 period. Net revenues from Covance’s early development segment increased 5.1%, or 7.0% excluding the unfavorable impact of foreign exchange rate variances between both periods. Growth in the early development segment was led by our genomics service offering, which was expanded when we acquired Merck’s gene expression laboratory in August 2009, and our chemistry services.  Partially offsetting this growth was lower levels of study activity in North American toxicology, as we experienced lower market demand for these services from our biopharmaceutical clients. Net revenues from Covance’s late-stage development segment decreased 3.0%, or 3.3% excluding the favorable impact of foreign exchange rate variances between both periods.  Lower volume in our central laboratory services combined with lower net revenues in our periapproval services from reduced trial activity, as well as a reduction in net revenues resulting from the sale of Covance’s Interactive Voice & Web Response (“IVR”) service offering in August 2009, were only partially offset by an increase in our clinical development services on increased study activity.

Cost of revenue increased 4.1% to $337.7 million or 70.8% of net revenues for the three months ended September 30, 2010 as compared to $324.3 million or 68.2% of net revenues for the corresponding 2009 period. Gross margins decreased by 260 basis points to 29.2% for the three months ended September 30, 2010 from 31.8% for the corresponding 2009 period, as softness in North American toxicology and central laboratory services net revenues more than offset growth in other early development and certain late-stage development services net revenues as mentioned above.

Overall, selling, general and administrative expenses increased 1.7% to $70.7 million for the three months ended September 30, 2010 from $69.5 million for the corresponding 2009 period.  As a percentage of net revenues, selling, general and administrative expenses increased by 20 basis points to 14.8% for the three months ended September 30, 2010 from 14.6% for the corresponding 2009 period. Included in selling, general and administrative expense during the three months ended September 30, 2010 is $0.4 million (or 0.1% of net revenues) in costs associated with the closure of our Austin, Texas Phase I clinic and Kalamazoo, Michigan research products facility and consolidation of the work into other more efficient locations. Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 10.4% to $26.1 million for the three months ended September 30, 2010 from $23.6 million for the corresponding 2009 period. As a percentage of net revenues, depreciation and amortization increased by 50 basis points to 5.5% for the three months ended September 30, 2010 from 5.0% for the corresponding 2009 period. Depreciation and amortization during the three months ended September 30, 2010 includes $0.9 million (or 0.2% of net revenues) of ongoing accelerated depreciation associated with decisions made in the second quarter of 2010 to rationalize the early development facilities referred to above.  The balance of the increase results from assets placed in service over the last nine months.

Results of operations were a loss of $76.7 million or (16.1)% of net revenues for the three months ended September 30, 2010 versus income of $57.8 million or 12.2% of net revenues for the corresponding 2009 period.  The loss from operations for the three months ended September 30, 2010 includes an asset impairment charge of $119.2 million (or 25.0% of net revenues) associated with long lived assets in Chandler, Arizona and Manassas, Virginia, which are included in our early development segment results.  Loss from operations for the three months ended September 30, 2010 also includes $1.3 million (or 0.3% of net revenues) in costs associated with facility rationalization and other cost reduction actions, which is also included in our early development segment results.

Results of operations from Covance’s early development segment for the three months ended September 30, 2010 decreased $120.9 million to a loss of $98.5 million as compared to income of $22.4 million for the corresponding 2009 period. As a percentage of net revenues, early development income from operations declined from 11.4% of early development net revenues in the three months ended September 30, 2009 to negative -47.7% in the corresponding 2010 period. Results of operations for the three months ended September 30, 2010 includes asset impairment charges totaling $119.2 million (or 57.7% of segment net revenues), as well as $1.3 million (or 0.6% of segment net revenues) in facility rationalization and other cost reduction actions as mentioned above.  The remaining decrease is reflective of the weakness in our North American toxicology services as referred to above.

Income from operations from Covance’s late-stage development segment for the three months ended September 30, 2010 decreased 19.9% or $13.7 million to $55.2 million as compared to $68.9 million for the corresponding 2009 period. As a percentage of net revenues, late-stage development income from operations decreased 430 basis points from 24.7% of net revenues in the three month period ended September 30, 2009 to 20.4% of net revenues in the corresponding 2010 period. Comparisons to the prior year are impacted by the exceptional margins in our central laboratory services during the 2009 period resulting, in part, from a significant increase in volume which occurred before staff additions could be made.  Also contributing to the year-on-year reduction in margins is lower trial activity in our periapproval services and the sale of our IVR service offering in August 2009.

Corporate expense decreased $0.1 million to $33.4 million or 7.0% of net revenues for the three months ended September 30, 2010 as compared to $33.5 million or 7.1% of net revenues for the corresponding 2009 period. Included in Corporate expense is stock-based compensation expense of $8.6 million or 1.8% of net revenues for the three months ended September 30, 2010, as compared to $7.1 million or 1.5% of net revenues for the corresponding 2009 period.

Other expense (income), net decreased $10.2 million to expense of $0.4 million for the three months ended September 30, 2010, as compared to income of $9.7 million for the corresponding 2009 period, primarily due to the $9.0 million pre-tax gain on the sale of our IVR service offering in the third quarter of 2009.  In addition, net foreign exchange transaction losses were $0.7 million during the 2010 period, compared to net foreign exchange transaction gains of $0.9 million in the corresponding 2009 period.  Net interest income increased $0.4 million as compared to the prior year quarter.

Covance’s effective tax rate for the three months ended September 30, 2010 was a benefit of 59.6% compared to expense of 24.6% for the corresponding 2009 period.  During the third quarter of 2010, Covance’s effective tax rate included a tax benefit of $45.3 million related to the asset impairment charges discussed above. The Company also recorded an income tax benefit totaling $10.4 million, primarily in connection with two matters.  The first was the favorable resolution of an income tax inquiry, which resulted in a $3.2 million reduction in the Company’s reserve for income tax benefits as well as the recognition of $5.7 million in previously unrecognized benefits.  The second was a 100 basis point reduction in the future United Kingdom income tax rate, which resulted in a $1.1 million reduction in the Company’s United Kingdom net deferred tax liabilities.     During the third quarter of 2009, Covance’s effective tax rate included a $2.1 million tax benefit resulting from the completion of an income tax audit and the recognition of previously unrecognized tax benefits in jurisdictions where the period of review of filings had expired, as well as the tax impact of the gain on the sale of IVR.  The current period also reflects a  shift in the mix of our pre-tax earnings across various tax jurisdictions to locations with lower rates and the impact of tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the three month periods ended September 30, 2010 and 2009, Covance recognized income of $0.3 million and $0.2 million respectively, representing its share of Noveprim’s earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at the end of each period.

Net loss was $30.9 million for the three months ended September 30, 2010 compared to net income of $51.1 million for the corresponding 2009 period.  Net loss for the three month period ended September 30, 2010 includes the asset impairment charges of $73.9 million, net of tax, as well as the favorable tax benefits discussed above.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009.  Net revenues totaled $1.43 billion for the nine months ended September 30, 2010, an increase of 3.7%, or 3.1% excluding the favorable impact of foreign exchange rate variances between both periods, as compared to $1.38 billion for the corresponding 2009 period. Net revenues from Covance’s early development segment increased 5.3%, or 5.6% excluding the unfavorable impact of foreign exchange rate variances between both periods.  Growth in the early development segment was led by our genomics service offering, which was expanded when we acquired Merck’s gene expression laboratory in August 2009, as well as our nutritional chemistry services and European toxicology services.  Partially offsetting this growth was lower levels of study activity in our North American toxicology and chemistry service offerings, as we experienced lower market demand for these services from our biopharmaceutical clients. Net revenues from Covance’s late-stage development segment grew 2.6%, or 1.2% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in the late-stage development segment was led by our clinical development services on increased study activity, and, to a lesser extent, in our central laboratory services on increased investigator and patient enrollment and a higher level of study activity. Partially offsetting these increases was a reduction in net revenues resulting from the sale of our IVR service offering in August 2009, combined with a reduction in periapproval services net revenues from reduced trial activity.

Cost of revenue increased 6.6% to $1.0 billion or 69.8% of net revenues for the nine months ended September 30, 2010 as compared to $939.2 million or 67.9% of net revenues for the corresponding 2009 period. Gross margins decreased by 190 basis points to 30.2% for the nine months ended September 30, 2010 from 32.1% for the corresponding 2009 period, as softness in North American toxicology and certain chemistry services net revenues, combined with a shift in the mix of tests performed in our central laboratory, more than offset growth in other early development and certain late-stage development services net revenues as mentioned above.

Overall, selling, general and administrative expenses increased 7.2% to $217.6 million for the nine months ended September 30, 2010 from $203.0 million for the corresponding 2009 period. As a percentage of net revenues, selling, general and administrative expenses increased by 50 basis points to 15.2% for the nine month period ended September 30, 2010 from 14.7% for the corresponding 2009 period. Included in selling, general and administrative expense during the nine months ended September 30, 2010, is $6.8 million (or 0.5% of net revenues) in costs associated with the closure of our Austin, Texas Phase I clinic and Kalamazoo, Michigan research products facility and consolidation of the work into other more efficient locations, and other cost reduction actions. Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 15.9% to $77.1 million for the nine months ended September 30, 2010 from $66.5 million for the corresponding 2009 period. As a percentage of net revenues, depreciation and amortization increased by 60 basis points to 5.4% for the nine months ended September 30, 2010 from 4.8% for the corresponding 2009 period. Depreciation and amortization during the nine months ended September 30, 2010 includes $2.2 million (or 0.2% of net revenues) of accelerated depreciation associated with decisions made to rationalize the early development facilities referred to above. The balance of the increase results from assets placed in service over the last nine months.

Income from operations decreased $155.1 million, or 89.3% to $18.6 million or 1.3% of net revenues for the nine months ended September 30, 2010 from $173.7 million or 12.6% of net revenues for the corresponding 2009 period.  Income from operations for the nine months ended September 30, 2010 includes an asset impairment charge of $119.2 million (or 8.3% of net revenues) associated with long lived assets in Chandler, Arizona and Manassas, Virginia, which are included in our early development segment results.  Income from operations for the nine months ended September 30, 2010 also includes $9.0 million (or 0.6% of net revenues) in costs associated with facility rationalization and other cost reduction actions, of which $8.0 million is included in our early development segment results, $0.2 million in our late-stage segment results and $0.8 million in our Corporate expenses.

Results of operations from Covance’s early development segment for the nine months ended September 30, 2010 decreased $129.8 million to a loss of $53.1 million as compared to income of $76.7 million for the corresponding 2009 period. As a percentage of net revenues, early development income from operations declined from 13.0% of early development net revenues in the nine months ended September 30, 2009 to negative -8.6% in the corresponding 2010 period.  Results of operations for the nine months ended September 30, 2010 includes asset impairment charges totaling $119.2 million (or 19.2% of segment net revenues), as well as $8.0 million (or 1.3% of segment net revenues) in facility rationalization and cost reduction actions as mentioned above. Additionally, weakness in North American toxicology and certain chemistry services net revenues more than offset strength in nutritional chemistry and European toxicology.

Income from operations from Covance’s late-stage development segment for the nine months ended September 30, 2010 decreased 6.7% or $12.8 million to $177.9 million as compared to $190.7 million for the corresponding 2009 period. As a percentage of net revenues, late-stage development income from operations decreased 220 basis points from 24.0% of net revenues in the nine month period ended September 30, 2009 to 21.8% of net revenues in the corresponding 2010 period driven by the reductions in net revenues in our periapproval services, on reduced trial activity, a shift in the mix of tests performed in our central laboratory services, and the sale of our IVR service offering in August 2009, only partially offset by an increase in clinical development net revenues explained above.

Corporate expense increased $12.5 million to $106.2 million or 7.4% of net revenues for the nine months ended September 30, 2010 as compared to $93.7 million or 6.8% of net revenues for the corresponding 2009 period.  The increase was driven by investments to provide strategic partnering and integrated services, as well as investments in our infrastructure to enhance our ability to manage future growth. Included in Corporate expense is stock-based compensation expense of $24.8 million or 1.7% of net revenues for the nine months ended September 30, 2010, as compared to $20.3 million or 1.5% of net revenues for the corresponding 2009 period.

Other expense (income), net decreased $11.7 million to expense of $2.2 million for the nine months ended September 30, 2010 as compared to income, net of $9.5 million for the corresponding 2009 period.  The 2009 period included a $9.0 million pre-tax gain on the sale of Covance’s IVR service offering and a $0.7 million pre-tax gain from the receipt of contingent consideration on transferred backlog on the November 2007 sale of Covance’s cardiac safety service offering.  Net foreign exchange transaction losses were $2.6 million during the 2010 period as compared to gains of $0.1 million for the corresponding 2009 period.  Net interest income for the nine months ended September 30, 2010 increased $0.6 million as compared to the prior year period.

Covance’s effective tax rate for the nine months ended September 30, 2010 was a benefit of 137.3% compared to an expense of 26.8% for the corresponding 2009 period.  Covance’s effective tax rate for the nine months ended September 30, 2010 included a tax benefit of $45.3 million related to the asset impairment charges discussed above. The Company also recorded an income tax benefit totaling $10.4 million, primarily in connection with two matters.  The first was the favorable resolution of an income tax inquiry, which resulted in a $3.2 million reduction in the Company’s reserve for income tax benefits as well as the recognition of $5.7 million in previously unrecognized benefits.  The second was a 100 basis point reduction in the future United Kingdom income tax rate, which resulted in a $1.1 million reduction in the Company’s United Kingdom net deferred tax liabilities.  During the nine months ended September 30, 2009, Covance’s effective tax rate included a $2.1 million tax benefit resulting from the completion of an income tax audit and the recognition of previously unrecognized tax benefits in jurisdictions where the period of review of filings had expired, as well as the tax impact of the gain on the sale of IVR.  The current period also reflects a shift in the mix of our pre-tax earnings across various tax jurisdictions to locations with lower rates and the impact of tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the nine month periods ended September 30, 2010 and 2009, Covance recognized income of $0.9 million and $0.1 million, respectively, representing its share of Noveprim’s earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at the end of each period.

Net income of $39.9 million for the nine months ended September 30, 2010 decreased $94.5 million or 70.3% as compared to $134.3 million for the corresponding 2009 period. Net income for the nine months ended September 30, 2010 includes the asset impairment charges, net of tax, of $73.9 million, costs associated with facility rationalizations and other cost reduction actions totaling $6.9 million, net of tax, as well as the favorable tax benefits discussed above.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2010 and December 31, 2009 were $389.0 million and $289.5 million, respectively. Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions in countries whose governments guarantee those investments (primarily in Ireland and the United Kingdom). Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases.  At September 30, 2010, Covance had a $150 million revolving credit facility (the “Credit Facility”) which was due to expire in June 2012.  On October 26, 2010, Covance amended its existing Credit Facility.  The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $250 million, which may be increased to $300 million at Covance’s election, and a term loan commitment of $100 million.  Interest on outstanding borrowings under the Credit Agreement is computed in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a 200 basis point margin. Costs associated with the Credit Agreement, which expires in October 2015, consisted primarily of bank and legal fees totaling $1.7 million, and will be amortized over the five year term.  The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At September 30, 2010, there were no outstanding borrowings and $1.4 million of outstanding letters of credit under the Credit Facility. Interest on all outstanding borrowings under the Credit Facility was based upon the London Interbank Offered Rate (“LIBOR”) plus a 200 basis point margin.  The Credit Facility contained various financial and other covenants and was collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At September 30, 2010, Covance was in compliance with the terms of the Credit Facility. Covance believes cash on hand plus cash from operations and available borrowings under the Credit Agreement will provide sufficient liquidity for the foreseeable future.

During the nine months ended September 30, 2010, Covance’s operations provided net cash of $189.2 million, an increase of $15.0 million from the corresponding 2009 period. The change in net operating assets used $18.7 million in cash during the nine months ended September 30, 2010, primarily due to a decrease in unearned revenue.  The change in net operating assets, net of businesses acquired and sold, used $35.1 million in cash during the nine months ended September 30, 2009, primarily due to an increase in accounts receivable, partially offset by an increase in income taxes payable.  Covance’s ratio of current assets to current liabilities was 2.61 at September 30, 2010 and 2.18 at December 31, 2009.

Investing activities for the nine months ended September 30, 2010 used $100.4 million, compared to using $116.0 million for the corresponding 2009 period. Capital spending for the first nine months of 2010 totaled $100.5 million, and was primarily for significant ongoing information technology projects, expansion of preclinical facilities in China, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software. Approximately $61.6 million of capital spending in the first nine months of 2010 represents expenditures associated with assets that have not yet been placed in service as of September 30, 2010. Capital spending for the corresponding 2009 period totaled $98.0 million, and was primarily for the expansion of preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software.

As described below, included in investing activities for the nine months ended September 30, 2009 were the acquisition of two businesses totaling $29.1 million ($28.1 million net of cash acquired), and $10.4 million in proceeds from the sale of businesses, consisting of $9.7 million in net proceeds from the third quarter 2009 sale of our IVR service offering and $0.7 million of additional proceeds from contingent consideration related to transferred backlog from the November 2007 sale of our cardiac safety service offering.

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

In August 2009, Covance acquired certain assets and capabilities of Merck & Co., Inc.’s (“Merck”) Gene Expression Laboratory (“GEL”) located in Seattle, Washington for a cash payment of $9.75 million. Transaction related costs of $0.7 million were expensed as incurred and included in selling, general and administrative expense. This acquisition expanded Covance’s footprint in the genomics testing market and added capabilities in genomics testing and personalized medicine. The tangible assets acquired consisted of property and equipment and are included in Covance’s consolidated financial statements beginning in August 2009 at their estimated fair value of $5.5 million. The remaining purchase price of $4.2 million represents the fair value of the acquired assembled workforce, which is a component of goodwill. Results of operations for GEL are reported in Covance’s early development segment beginning in August 2009. Covance and Merck also entered into an agreement pursuant to which Merck will purchase at least $145.0 million of services from Covance over a five year period.

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

Financing activities for the nine months ended September 30, 2010 and 2009 provided $7.0 million and used $25.7 million, respectively. Cash received from financing activities during the nine months ended September 30, 2010 included $6.0 million in proceeds from the exercise of stock options, $5.7 million from employee contributions to the Company’s employee stock purchase plan, and $0.9 million in excess tax benefits realized on the exercise of stock options.  Offsetting these items was $5.6 million used to purchase into treasury 100,585 shares of common stock in connection with employee benefit plans.  During the nine months ended September 30, 2009, cash used for financing activities included the repayment of $25.0 million under the Credit Facility and the repayment of the entire $5.4 million balance of mortgage debt assumed in connection with the Swiss Pharma acquisition.  Additionally, $2.5 million was used to purchase into treasury 61,999 shares of common stock in connection with employee benefit plans.  Partially offsetting these items were proceeds of $1.8 million received from the exercise of stock options, $5.3 million received from employee contributions to the Company’s employee stock purchase plan, and $0.1 million in excess tax benefits realized on the exercise of stock options.

In September 2010, Covance’s Board of Directors authorized the repurchase of up to an additional $250 million of its outstanding common stock.  At September 30, 2010, there are also 0.8 million shares remaining for repurchase under the 2007 Board approved repurchase program.

On October 29, 2010, Covance completed the acquisition of research and development facilities located in Porcheville, France and Alnwick,UK from sanofi-aventis for a cash payment of approximately $28.0 million. Transaction related costs of approximately $2.2 million were included in selling, general and administrative expense in the period incurred. The acquisition of these facilities provides Covance with new capabilities in CMC (Chemistry, Manufacturing and Controls) services, including preformulation, drug formulation, preclinical and early-stage clinical API (Active Pharmaceutical Ingredient) manufacturing, and radiolabeled chemistry. Pursuant to the asset purchase agreement, Covance will provide services to sanofi-aventis at these facilities over a period of 5 years for $350 million. In addition to the acquisition and provision of services at these facilities, Covance and sanofi-aventis also entered into a 10-year strategic alliance, pursuant to which Covance has become sanofi-aventis’ R&D partner providing drug development services to sanofi-aventis in amounts ranging from $0.9 billion to $1.9 billion.  Covance is currently in the process of completing our allocation of the purchase price to the assets acquired.

In November, 2010, Covance announced plans to further rationalize capacity and implement initiatives to reduce the cost of overhead and support functions, streamline processes across the organization and leverage previous investments in IT and automation infrastructure. The cost of these actions is expected to total approximately $35.0 million to $40.0 million, with more than half of these costs expected to be incurred in the fourth quarter of 2010 and the remainder during 2011. Covance expects savings from these initiatives, net of costs, to generate incremental operating income of at least $25.0 million in 2011.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the nine months ended September 30, 2010, approximately 43% of our net revenues were derived from our operations outside the United States.  We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derive a large portion of our net revenues from international operations. For the nine months ended September 30, 2010, we derived approximately 43% of our net revenues from our operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 5, 2010, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.  Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: November 5, 2010	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board and	November 5, 2010
Joseph L. Herring	Chief Executive Officer
(Principal Executive Officer)

/s/ William E. Klitgaard	Corporate Senior Vice President and	November 5, 2010
William E. Klitgaard	Chief Financial Officer
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

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 5, 2010, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.  Furnished electronically herewith.