Form 10-K
period 2010-12-31
COVANCE INC
filed 2011-02-28
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

                    Large Accelerated Filer   X      Accelerated Filer          Non-Accelerated Filer          Smaller Reporting Company

                    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X

                    The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was $3,306,438,596 on June 30, 2010, the last business day of Registrant's most recently completed second fiscal quarter.

                    As of February 18, 2011, the Registrant had 60,410,386 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                    Those portions of the Company's definitive Proxy Statement which are responsive to Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K are incorporated by reference into this Form 10-K.

 PART I

Item 1.    Business

General

                Covance Inc. is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. We also provide laboratory testing services to the chemical, agrochemical and food industries. We believe Covance is one of the world's largest drug development services companies, based on annual net revenues, and one of a few that are capable of providing comprehensive global product development services. Covance maintains offices in more than 30 countries.

Business Strategy

                Drug development services companies like Covance typically derive substantially all of their revenue from the research, development and marketing expenditures of the pharmaceutical, biotechnology and medical device industries. We believe outsourcing of these services has increased in the past and will increase in the future because of several factors, including: pressures to contain costs, limitations on internal capacity, the need for faster development time for new drugs, simultaneous research in multiple countries, stringent government regulation and expertise that customers lack internally. We believe the investment and amount of time required to develop new drugs has been increasing, and that these trends create opportunities for companies that can help make the process of drug development more efficient.

                Our strategy is to provide services that will generate high-quality and timely data in support of new drug approval or use expansion. We do this by developing and delivering innovative high-quality services that apply science, technology and global reach to capture, manage and integrate a vast array of drug development data. An increasing portion of our business is being provided through strategic, long-term arrangements with clients. These strategic arrangements include dedicated laboratory testing services contracts, in which our clients commit to purchasing a specific dollar amount of services in exchange for guaranteed access to a portion of our facilities. This arrangement benefits our clients by guaranteeing them long-term capacity and infrastructure to run their preclinical studies, and benefits Covance by allowing us to more efficiently utilize our capacity and resources. The trend towards dedicated service agreements and strategic collaborations has been moving from preclinical work to broader drug-development contracts. In 2010, Covance acquired sanofi-aventis' facilities in Porcheville, France and Alnwick, United Kingdom and entered into agreements to provide sanofi-aventis with a broad range of early and late stage drug development services over a ten year period with estimated payments ranging from $1.2 billion to $2.2 billion. These agreements include a ten year sole coverage relationship for central laboratory services and the acquisition of sanofi-aventis' CMC (Chemistry, Manufacturing and Controls) services in connection with the acquisition of the Porcheville and Alnwick sites. In 2009, Covance acquired Merck & Co., Inc.'s ("Merck") Seattle, Washington based gene expression laboratory, which performs genomic analysis services, and entered into a five year $145 million contract to supply such services to Merck. Also in 2009, Covance entered into a seven year $42 million agreement with Kellogg Company for the provision of nutritional chemistry services in a facility in Battle Creek, Michigan. In 2008, Covance entered into a strategic research and development collaboration with Eli Lilly and Company ("Lilly"). Under this agreement, Covance acquired Lilly's 450 acre early development campus in Greenfield, Indiana. Covance agreed to provide Lilly with a broad range of drug development services over a ten year period for a minimum agreement value of $1.6 billion. Under this agreement, Lilly transferred responsibility to Covance for its non-GLP (Good Laboratory Practice) toxicology, in vivo pharmacology, quality control laboratory and imaging services. In addition, the agreement includes a committed level of clinical pharmacology, central laboratory, GLP toxicology studies and clinical Phase II-IV services.

                Other types of strategic arrangements include multi-year sole source central laboratory services agreements and strategic clinical development alliances. Sole source contracts for central laboratory services benefit our clients by reducing the time and effort spent contracting services on a project-by-project basis. Under strategic clinical development alliances, a pharmaceutical sponsor contracts with one or two trusted clinical development providers to perform all outsourced clinical trial management activities, typically within selected therapeutic classes.

                Operational Excellence.    Our goal is to consistently deliver outstanding service to our clients on a global scale through our platform focused on people, process and clients. As a scientific services company, people are integral to our success. We work to recruit, develop and retain talented people through our "Compelling Offer" program which is designed to provide and encourage highly qualified people to initiate and build a career at Covance. We aim to enhance the effectiveness of these people with superior processes to efficiently deliver a high level of client service. We use Six Sigma and other proven improvement methodologies to optimize our processes to increase our cost competitiveness, eliminate variability in our client service levels and build competitive advantage. Finally, we seek to leverage consistent outstanding client service by building strategic relationships with our clients that drive growth and help sustain our competitive advantage. Across our people, process and clients platform, we seek to utilize technology to augment the talent of our people, to automate robust processes, and to link us more closely to our clients via proprietary systems such as StudyTracker®, LabLink and Trial Tracker®.

                Global Reach.    We believe that it is important to provide a broad range of drug research and development services on a global basis. We have offices, regional monitoring sites and laboratories in over 50 locations in more than 30 different countries and conduct field work in many other countries. We believe we are a leader among drug development services companies in our ability to support large, global clinical trial programs.

                Acquisitions.    In addition to organic development of services, we consider acquisitions that are complementary to our existing services and that expand our ability to serve our clients. While we cannot exclude the possibility that we may opportunistically seek to take advantage of other situations, we generally expect acquisitions to enhance our existing services either qualitatively or geographically or to add new services that can be integrated with our existing services. In 2010, Covance acquired sanofi-aventis' preclinical facilities in Porcheville, France and Alnwick, United Kingdom including its CMC (Chemistry, Manufacturing and Controls) services. In 2009, we purchased Swiss Pharma Contract Ltd., a 50 bed clinical pharmacology company located in Basel, Switzerland as well as Merck's gene expression laboratory in Seattle, Washington. In 2008, we acquired Lilly's 450 acre early development campus in Greenfield, Indiana and we enhanced our biomarker service offerings by purchasing a minority stake in Caprion Proteomics, a leading provider of proteomics-based services to the pharmaceutical industry.

Services

                The services we provide constitute two segments for financial reporting purposes: (1) early development services, which includes discovery support services, preclinical services and clinical pharmacology services, and (2) late-stage development services, which includes central laboratory, clinical development, and commercialization services (periapproval and market access service). Although each segment has separate services within it, they can be and increasingly are combined in integrated service offerings.

Early Development

Preclinical Services

                Our preclinical services include toxicology services, pharmaceutical chemistry, nutritional chemistry and related services. Our preclinical area has been a source of innovation by introducing new technologies for client access to data such as StudyTracker®, electronic animal identification, multimedia study reports and animal and test tube measures of induced cell proliferation or reproduction. StudyTracker® is an internet-based client access product which allows clients of toxicology, bioanalytical, metabolism and reproductive and developmental toxicology services to review study data and schedules on a near real-time basis. We have laboratories in locations which include Madison, Wisconsin; Chandler, Arizona, Greenfield, Indiana and Vienna, Virginia in the United States and Harrogate, United Kingdom, Alnwick, United Kingdom, Muenster,

Germany and Porcheville, France in Europe. In 2010, we opened our preclinical facility near Shanghai, China. We also have bioanalytical laboratories in the United States in Indianapolis, Indiana and Chantilly, Virginia, and an administrative and a sales office in Tokyo, Japan. In 2008, Covance purchased Lilly's 450 acre research campus in Greenfield, Indiana for cash payments totaling $51.6 million and is currently providing a number of services at that location, including non-GLP toxicology, in vivo pharmacology, quality control laboratory and imaging. Covance renovated a facility in Battle Creek, Michigan for nutritional chemistry services, which opened in 2010.

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

                Nutritional Chemistry and Food Safety.    In our nutritional chemistry services, we offer a broad range of services to the food, nutriceutical and animal feed industries, including nutritional analysis and equivalency, nutritional content fact labels, microbiological and chemical contaminant safety analysis and stability testing.

                Research Products.    We provide custom polyclonal and monoclonal antibody services for research purposes and purpose-bred animals for biomedical research. The purpose-bred research animals we provide are required by pharmaceutical and biotechnology companies, university research centers and contract research organizations as part of required preclinical animal safety and efficacy testing. Through a variety of processes, technology and specifically constructed facilities, we provide purpose-bred, pre-acclimated and specific pathogen free animals that meet our clients' rigorous quality control requirements. Covance also has a dedicated animal biosafety level 2 (ABSL-2) containment vivarium to allow us to provide full service vaccine testing.

                Discovery and Translational Services.    We provide lead optimization services including custom immunology and antibody services, metabolism studies and pharmacokinetic screening as well as non-GLP toxicology, in vivo pharmacology, imaging services and biomarker services. We substantially enhanced our ability to provide discovery services in 2008 with our acquisition of Lilly's Greenfield, Indiana campus and in 2009 with our acquisition of Merck's gene expression laboratory in Seattle, Washington.

                Bioanalytical Services.    Our bioanalytical testing services, which are conducted in our bioanalytical laboratory in Indianapolis, Indiana and in our immunoanalytical facility in Chantilly, Virginia, as well as in our laboratories in Madison, Wisconsin, Harrogate, United Kingdom and Shanghai, China, help determine the appropriate dose and frequency of drug application from late discovery evaluation through Phase III clinical testing on a full-scale, globally integrated basis.

Clinical Pharmacology Services

                We provide clinical pharmacology services, including first-in-human trials, of new pharmaceuticals at our five clinics located throughout the United States and our clinics in Leeds, United Kingdom and Basel, Switzerland. We offer our clients access to specialized patient populations needed for Phase II trials in specific therapeutic areas. We have grown this service offering through acquisitions. In 2009, we acquired Swiss Pharma Contract Ltd.. In 2006, we significantly expanded our capacity and capabilities in the United States with the acquisition of Radiant Research Inc.'s clinical pharmacology sites and its access to specialized patient populations. In 2005, we acquired GFI Clinical Services, and in 2008 we relocated and significantly upgraded this Evansville, Indiana clinical pharmacology research unit.

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

                We also employ a proprietary clinical trials management system that enables us to enter a sponsor's protocol requirements directly into our database. The laboratory data can be audited because all laboratory data can be traced to source documents. In addition, the laboratories are capable of delivering customized data electronically within 24 hours of test completion. Covance also offers pharmacogenomic testing and sample storage technologies in conjunction with our central laboratory services. Central laboratory services also offers LabLink, an internet-based client access program that allows clients to review and query clinical trial lab data on a near real-time basis, and the Covance Local Laboratories service, which uses a proprietary system to harmonize laboratory results from local and regional laboratories to help expand the reach of traditional central laboratory services.

                Our central laboratories have an automated kit production line that is located in the United States and supplies kits to investigator sites around the world. This system allows the flexibility to expand kit production volume more quickly and uses consistent methods to reduce supply variation for our clients.

                In 2010, Covance opened a state-of-the-art biorepository facility in Greenfield, Indiana dedicated to long-term storage of clinical trial specimens. This facility is able to store a wide range of specimens, including plasma, serum, whole blood, DNA, PBMC and tissue.

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

                In 2008, we purchased a minority interest in Caprion Proteomics, a leading provider of proteomics-based services to the pharmaceutical industry for $3.1 million in cash. Under the terms of our agreement with Caprion, Covance serves as the exclusive contract research organization distributor of Caprion's proteomic biomarker services.

Clinical Development Services

                We offer a comprehensive range of clinical trial services, including the full management of Phase II and III clinical studies. We have extensive experience in a number of therapeutic areas, and we provide the following core services either on an individual or aggregated basis to meet clients' needs: study design and modeling; coordination of study activities; trial logistics; monitoring of study site performance; clinical data management and biostatistical analysis; and medical writing and regulatory services.

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

                Our clinical development services utilize Trial Tracker®, a web-enabled clinical trial project management and tracking tool which allows both our employees and clients to review and manage the various aspects of clinical trial projects.

                Periapproval Services.    Periapproval trials are studies conducted "around the time of New Drug Application approval," generally after a drug has successfully undergone clinical efficacy and safety testing and the New Drug Application has been submitted to the Food and Drug Administration ("FDA"). We offer a range of periapproval services, including: Treatment Investigational New Drug applications; Phase IIIb clinical studies, which involve studies conducted after New Drug Application submission, but before regulatory approval is obtained; Phase IV clinical studies, which are studies conducted after initial approval of the drug; product withdrawal support services and other types of periapproval studies such as post-marketing surveillance studies, FDA mandated post-marketing commitments generally focusing on characterizing a drug's safety in large, diverse patient groups, and prescription to over-the-counter switch studies.

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

                Interactive Voice and Web Response Services.    In 2009, we sold our interactive voice and web response services business to Phase Forward for $10 million in cash. In addition, Covance and Phase Forward entered into a five year marketing agreement with respect to certain of Phase Forward's services which Covance offers to its clinical development clients.

Market Access Services

                We offer a wide range of reimbursement and healthcare economics consulting services, including outcomes and pharmacoeconomic studies, reimbursement planning, reimbursement advocacy programs, risk evaluation and mitigation strategy (REMS) services, registry services and specialty pharmacy services. Pharmaceutical, biotechnology and medical device manufacturers purchase these services from us to help optimize their return on research and development investments. We offer InTeleCenter® services that employ state of the art phone, internet and electronic media to manage customer communications. InTeleCenter programs include reimbursement hotlines, patient assistance programs and patient compliance REMS programs.

Customers and Marketing

                We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 2010, we served in excess of 1,000 biopharmaceutical companies, ranging from the world's largest pharmaceutical companies and biotechnology companies to small and start-up organizations.

                While no single customer accounted for more than ten percent of our aggregate net revenue in 2010, we had four customers accounting for more than five but less than ten percent of our net revenues, and our top five customers accounted for approximately 36.1 percent of our net revenues. In our early development segment, one customer accounted for more than ten percent of net revenues and two customers accounted for more than five but less than ten percent of its aggregate net revenues. In our late-stage development segment, one customer accounted for more than ten percent of net revenues and four customers accounted for more than five but less than ten percent of aggregate net revenues.

                For net revenues from external customers, assets attributable to each of our business segments, revenues by significant service area and other segment information for each of the last three fiscal years, please review Note 14 to the audited consolidated financial statements included elsewhere in this Annual Report.

                For net revenues from external customers and long-lived assets attributable to operations in the United States, United Kingdom, Switzerland and other countries for each of the last three fiscal years, please review Note 14 to the audited consolidated financial statements included elsewhere in this Annual Report.

                Our global sales activities are conducted by sales personnel based in our operations in the United States, Europe, Latin America and Asia Pacific.

Contractual Arrangements

                Many of our contracts with our clients are either fixed price or fee-for-service with a cap. To a lesser extent, some of our contracts are fee-for-service without a cap. In cases where the contracts are fixed price, we may bear the cost of overruns, or we benefit if the costs are lower than we anticipated. In cases where our contracts are fee-for-service with a cap, the contracts contain an overall budget for the trial based on time and cost estimates. If our costs are lower than anticipated, the client generally keeps the savings, but if our costs are higher than estimated, we may be responsible for the overrun unless the increased cost is a result of a scope change or other factors outside of our control, such as an increase in the number of patients to be enrolled or the type or amount of data to be collected. Contracts may range in duration from a few months to several years or longer depending on the nature of the work performed. Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. In some cases, we bill the client for the total contract value in progress-based installments as we reach certain non-contingent billing milestones over the contract duration. For additional information please refer to Item 7. Critical Accounting Policies—Revenue Recognition.

                Most of our contracts may be terminated by the client either immediately or upon notice. These contracts typically require payment to Covance of expenses to wind down a study, payment to Covance of fees earned to date, and, in some cases, a termination fee or payment to Covance of some portion of the fees or profit that could have been earned under the contract if it had not been terminated early.

                We also have contracts with minimum volume commitments with certain clients generally ranging in duration from three to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. These arrangements enable our clients to secure space in our facilities or time of our personnel in exchange for which they agree to provide a guaranteed annual minimum dollar value ("volume") of work. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume guarantees is monitored throughout the year. Annual minimum guarantee shortfalls are not included in net revenues until the amount of the shortfall has been determined and agreed to by the client.

Backlog

                Some of our studies and projects are performed over an extended period of time, which may exceed several years. We maintain an order backlog to track anticipated net revenues yet to be earned for work that has not yet been performed. However, we do not maintain an order backlog for other services that are performed within a short period of time or where it is not otherwise practical or feasible to maintain an order backlog. Our aggregate backlog at December 31, 2010 and December 31, 2009 was $6.19 billion and $4.87 billion respectively.

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

                In early development services, our most significant competitors include Charles River Laboratories International Inc., PPD, Inc., WIL Research Laboratories, LLC, WuXi PharmaTech and MPI Research, among others. In late-stage development services, our significant competitors include Quintiles Transnational Corp., PPD, Inc., Parexel International Corporation, Kendle International Inc., ICON p.l.c., PRA International, Inc., i3 Research, PharmaNet Development Group, Inc. and Quest Diagnostics Incorporated, among others.

                There is competition for customers on the basis of many factors, including the following: reputation for on-time quality performance; expertise and experience in specific areas; scope of service offerings; strengths in various geographic markets; price; technological expertise and efficient drug development processes; ability to acquire, process, analyze and report data in a rapid and accurate manner; historic experience and relationships; ability to manage large-scale clinical trials both domestically and internationally; quality of facilities; expertise and experience in reimbursement and healthcare consulting; and size. We believe that we compete favorably in these areas.

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

                We strive to perform all clinical research in accordance with the International Conference on Harmonization—Good Clinical Practice Guidelines, and the requirements of the applicable country. Although the United States is a signatory to these guidelines, the FDA has not adopted all of these guidelines as statutory regulations, but has currently adopted them only as guidelines. From an international perspective, when applicable, we have implemented common standard operating procedures across regions to assure consistency whenever it is feasible and appropriate to do so.

                Our animal import and breeding facilities and toxicology facilities are also subject to a variety of U.S. federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations promulgated thereunder by the United States Department of Agriculture ("USDA") and corresponding rules and regulations in other jurisdictions. These facilities maintain detailed standard operating procedures and the documentation necessary to comply with applicable regulations for the humane treatment of the animals in their custody. Besides being licensed by the USDA as a dealer and/or research facility, as appropriate, these businesses are also accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International and have registered assurance with the United States National Institutes of Health Office of Laboratory Animal Welfare.

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

                In addition to its comprehensive regulation of safety in the workplace, the Occupational Safety and Health Administration and similar regulatory authorities in foreign countries have established extensive requirements relating to workplace safety for healthcare employers, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. Covance employees receive initial and periodic training focusing on compliance with applicable hazardous materials regulations and health and safety guidelines.

                The United States and other national governments are concerned about the disclosure of confidential personal data and have addressed this concern with increased regulation. The European Union, or EU, prohibits certain disclosures of personal confidential information, including medical information, to any entity that does not comply with certain security safeguards. In the United States, various federal and state laws address the security and privacy of health information. We will continue to monitor our compliance with applicable regulations.

                The regulations of the U.S. Department of Transportation, the U.S. Public Health Service and the U.S. Postal Service, as well as similar regulations in other countries, apply to the surface and air transportation of laboratory specimens. Covance's laboratories also must comply with the applicable International Air Transport Association regulations, which govern international shipments of laboratory specimens.

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

Employees

                At December 31, 2010, we had 10,528 employees, approximately 42% of whom were employed outside of the United States and 9,716 of whom were full time employees. Our records indicate that more than 100 of our employees hold M.D. degrees, more than 600 hold Ph.D. degrees, and more than 1,500 hold masters or other postgraduate degrees. We believe that Covance's relations with its employees are good.

Executive Officers

                Joseph L. Herring, 55, has been Covance's Chief Executive Officer since January 2005, and Chairman since January 2006. Mr. Herring was President and Chief Operating Officer from November 2001 to December 2004, and was Covance's Corporate Senior Vice President and President—Early Development Services from 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring spent 18 years at the American Hospital Supply/Baxter International/Caremark International family of healthcare service companies where he held a variety of senior leadership positions, culminating in the position of Vice President and General Manager of its oncology business. Mr. Herring has been a member of the Covance Board since 2004.

                William E. Klitgaard, 57, has been Covance's Corporate Senior Vice President, Chief Financial Officer and Treasurer since September 2000. From September 1999 to September 2000, Mr. Klitgaard was Covance's Corporate Vice President, Strategy and Corporate Development and Treasurer. From October 1996 to September 1999, Mr. Klitgaard was Covance's Corporate Vice President and Treasurer. Prior to that, Mr. Klitgaard was Treasurer at Kenetech Corporation in San Francisco, and prior to that Mr. Klitgaard spent eleven years in positions of increasing responsibility with Consolidated Freightways Inc.

                Richard Cimino, 51, has been Covance's Executive Vice President and Group President, Clinical Development since November 2010. From December 2004 through October 2010, Mr. Cimino was Corporate Senior Vice President and President—Clinical Development. Prior to that, Mr. Cimino was Covance's General Manager of Cardiac Safety Services commencing December 2003. Prior to that, Mr. Cimino was General Manager, America's Health Imaging Group and Corporate Vice President of Eastman Kodak Company. Mr. Cimino serves at Covance's request as a director of BioClinica Inc.

                James W. Lovett, 46, has been Covance's Corporate Senior Vice President, General Counsel and Secretary since February 2003, has headed Covance's Nutritional Chemistry and Food Safety Services since January 2008 and has led Covance's Market Access Services since November 2010. From December 2001 to February 2003, Mr. Lovett was Corporate Vice President, General Counsel and Secretary of Covance. From 1997 to 2001, Mr. Lovett was with FMC Corporation in positions of increasing responsibility and, prior to that, was a partner in the law firm of McDermott, Will & Emery.

                Michael Lehmann, 48, has been Covance's Corporate Senior Vice President and President—Nonclinical Safety Assessment, since May 2009. From January 2008 to May 2009, Mr. Lehmann was Corporate Vice President and President—Early Development North America. From September 2005 to January 2008, Mr. Lehmann was General Manager—Covance Laboratories North America. Prior to that, Mr. Lehmann held senior management positions for multiple lines of business over a 17-year career at GE Healthcare. Most recently, he served as General Manger, Multi-Vendor Services, GE Healthcare Technologies.

                Deborah L. Tanner, 48, has been Covance's Executive Vice President and Group President, Research and Development Laboratories since November 2010. Ms. Tanner was Corporate Senior Vice President and President—Global Central Laboratory Services from February 2006 through October 2010. Prior to that Ms. Tanner was Covance's Global Vice President of Operations in Central Laboratory Services commencing in August 2001 and prior to that, Vice President—Analytical Services for Covance Laboratories—Europe. Ms. Tanner has been with Covance for over 20 years in positions of increasing responsibility.

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

                Any failure on our part to comply with applicable regulations could result in the termination of on-going research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to properly monitor compliance by clinical trial investigators with study protocols, the data collected from that trial could be disqualified. If this were to happen, we could be contractually required to repeat the trial at no further cost to our customer, but at substantial cost to us, or could be exposed to a lawsuit seeking substantial monetary damages.

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
  •
  size.

                For instance, our clinical and other development services have from time-to-time experienced periods of increased price competition which had a material adverse effect on Covance's late-stage development profitability and consolidated net revenues and net income.

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

                Unfavorable global economic conditions, including the recent recession in the United States and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business. While it is difficult for us to predict the impact of general economic conditions on our business, these conditions could reduce customer demand for some of our services, which could cause our revenue to decline. Also, our customers, particularly smaller biotechnology companies which are especially reliant on the credit and capital markets, may not be able to obtain adequate access to credit or equity funding, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. For these reasons, among others, if economic conditions stagnate or decline, our operating results and financial condition could be adversely affected.

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

                In March 2010, the United States Congress enacted health care reform legislation intended to expand, over time, health insurance coverage and impose health industry cost containment measures. This legislation may significantly impact the pharmaceutical and biotechnology industries. In addition, the U.S. Congress, various state legislatures and European and Asian governments may consider various types of health care reform in order to control growing health care costs. We are presently uncertain as to the effects of the recently enacted legislation on our business and are unable to predict what legislative proposals will be adopted in the future, if any.

                Implementation of health care reform legislation that contains costs could limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by pharmaceutical and biotechnology companies which could in turn decrease the business opportunities available to us both in the United States and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings.

We rely on third parties for important services.

                We depend on third parties to provide us with services critical to our business. The failure of any of these third parties to adequately provide the needed services could have a material adverse effect on our business.

Our revenues and earnings are exposed to exchange rate fluctuations.

                We derive a large portion of our net revenues from international operations. For the years ended December 31, 2010 and 2009, we derived approximately 44% and 42%, respectively, of our net revenues from operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results. In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

                While we endeavor to include in our contracts provisions entitling us to be indemnified or entitling us to a limitation of liability, these provisions do not uniformly protect us against liability arising from certain of our own actions, such as negligence or misconduct. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision or in the event that a party who must indemnify us does not fulfill its indemnification obligations or which is beyond the level of our insurance coverage. There can be no assurance that we will be able to maintain such insurance coverage on terms acceptable to us.

Hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements may harm our business.

                Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While certain of our operations have appropriate disaster recovery plans in place, we currently do not have redundant facilities everywhere in the world to provide IT capacity in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and acts of terrorism (particularly involving cities in which we have offices) could adversely affect our business. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

Reliance on facilities.

                Covance relies on certain of its facilities. In particular, Covance's preclinical and central laboratory facilities are highly specific and would be difficult to replace in a short period of time. Any event that causes a disruption of the operation of these facilities might impact our ability to provide service to our customers and therefore could have a material adverse affect on our financial condition, results of operations and cash flows.

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

                We depend on a limited number of suppliers for certain services and for certain animal populations. Disruptions to the continued supply of these services or products may arise from export/import restrictions or embargoes, foreign political or economic instability, or otherwise. Disruption of supply could have a material adverse effect on our business.

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

Item 1B.    Unresolved Staff Comments

                None.

Item 2.    Properties

                Covance both owns and leases its facilities. Covance owns substantial facilities in the United States in Madison, Wisconsin, in Chandler, Arizona, in Vienna, Virginia, in Greenfield, Indiana, in Europe in Harrogate, United Kingdom, in Leeds, United Kingdom, in Alnwick, United Kingdom, in Porcheville, France and in Muenster, Germany for its early development services. Covance also owns a newly renovated facility in Battle Creek, Michigan used for nutritional chemistry services. In Asia, Covance owns a preclinical facility near Shanghai, China. Covance owns a substantial facility in Geneva, Switzerland and leases a substantial facility in the United States in Indianapolis, Indiana for its central laboratory services and leases facilities in Indianapolis, Indiana and Chantilly, Virginia for its bioanalytical services. Covance leases substantial facilities for its clinical development services in the United States in Princeton, New Jersey, and in the United Kingdom in Maidenhead. Covance also owns or leases other properties and facilities in the United States, Europe, Latin America and Asia Pacific. Covance believes that its facilities are adequate for its operations and that suitable additional space will be available when needed.

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

Item 4.    Reserved

 PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

                Covance's common stock is traded on the New York Stock Exchange (symbol: CVD). The following table shows the high and low sales prices on the New York Stock Exchange for each of the most recent eight fiscal quarters.

Quarter	High	Low
First Quarter 2009	$46.68	$32.38
Second Quarter 2009	$49.61	$33.72
Third Quarter 2009	$58.95	$45.46
Fourth Quarter 2009	$57.36	$50.09
First Quarter 2010	$62.39	$53.34
Second Quarter 2010	$63.50	$49.91
Third Quarter 2010	$54.57	$37.45
Fourth Quarter 2010	$52.94	$43.06

                As of February 18, 2011, there were 3.835 holders of record of Covance's common stock.

                Covance has not paid any dividends during 2010 or 2009. Covance does not currently intend to pay dividends, but rather, intends to reinvest earnings in its business.

Issuer Purchases of Equity Securities

                Repurchases of equity securities as reported on a settlement date basis during the quarter ended December 31, 2010 were as follows:

Period	Total # of Shares Purchased	Average Price Paid Per Share		Total # of Shares Purchased as Part of Currently Authorized Programs	Estimated Maximum # of Shares that May Yet Be Purchased Under Currently Authorized Programs(a)
October 1, 2010–October 31, 2010	—	—		—	5,535,889
November 1, 2010–November 30, 2010	4,753,589	$52.59	(a)	4,753,589	782,300
December 1, 2010–December 31, 2010	—	—		—	782,300

  (a)
  In September 2010, the Covance Board of Directors authorized the repurchase of up to an additional $250 million of the Company's outstanding common stock. In November 2010, the Company entered into an agreement with an independent financial institution to execute the repurchase program through an accelerated share repurchase transaction (the "ASR"). Pursuant to the ASR, the Company provided the independent financial institution with an upfront payment totaling $250 million and the independent financial institution delivered to the Company 4.75 million shares of its common stock. The actual number of shares that will be repurchased under the ASR will, in general, be based upon the volume weighted average share price of Covance common stock over the repurchase period, in accordance with the terms of the ASR agreement. Pursuant to the ASR agreement, additional shares may be delivered to Covance at the end of the repurchase period.

Item 5a.   Performance Graph

                The graph below provides an indicator of cumulative total shareholder returns for Covance as compared with the Standard & Poor's 500 Stock Index® and the Standard & Poor's Health Care Sector Index®. The graph covers the period of time from December 31, 2005 through December 31, 2010 and assumes $100 was invested on December 31, 2005.

Item 6.    Selected Financial Data

                The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 2010, 2009, 2008, 2007 and 2006. This data has been derived from the audited consolidated financial statements of Covance. You should read this selected historical consolidated financial data in conjunction with Covance's audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report. Historical consolidated financial data may not be indicative of Covance's future performance. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

	Year Ended December 31
	2010		2009		2008		2007		2006
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenues	$1,925,630		$1,867,634		$1,728,098		$1,546,419		$1,340,203
Reimbursable out-of-pocket expenses	112,843		94,992		98,969		85,097		65,855

Total revenues	2,038,473		1,962,626		1,827,067		1,631,516		1,406,058

Costs and expenses:
Cost of revenue	1,348,498		1,277,142		1,142,697		1,017,686		882,190
Reimbursable out-of-pocket expenses	112,843		94,992		98,969		85,097		65,855
Selling, general and administrative	307,386		270,593		250,180		233,890		207,388
Depreciation and amortization	103,024		91,289		71,571		66,197		57,388
Asset impairment charges	119,229		—		—		—		—

Total	1,990,980	(a)	1,734,016		1,563,417		1,402,870		1,212,821

Income from operations	47,493	(a)	228,610		263,650		228,646		193,237

Other expense (income), net:
Interest expense (income), net	52		201		(6,461)		(9,801)		(7,564)
Foreign exchange transaction losses (gains)	3,649		245		(142)		(1,375)		212
Gain on sale of businesses	—		(9,681)		(4,070)		(6,590)		—

Other expense (income), net	3,701		(9,235	)(c)	(10,673	)(e)	(17,766	)(f)	(7,352)

Income before taxes and equity investee earnings	43,792	(a)	237,845	(c)	274,323	(e)	246,412	(f)	200,589
Tax (benefit) expense	(23,655	)(a),(b)	62,870	(c),(d)	79,415	(e)	72,934	(f)	57,179 (g)
Equity investee earnings	807		907		1,852		2,451		1,588

Net income	$68,254	(a),(b)	$175,882	(c),(d)	$196,760	(e)	$175,929	(f)	$144,998 (g)

Basic earnings per share	$1.08		$2.76		$3.12		$2.76		$2.28
Diluted earnings per share	$1.06	(a),(b)	$2.73	(c),(d)	$3.08	(e)	$2.71	(f)	$2.24 (g)
Balance Sheet Data:
Working capital	$446,637		$474,928		$277,895		$411,897		$349,862
Total assets	$1,965,542		$1,974,944		$1,753,088		$1,560,185		$1,297,678
Long term debt	$97,500		$—		$—		$—		$—
Stockholders' equity	$1,279,821		$1,411,004		$1,194,849		$1,110,188		$923,295
Other Financial Data:
Gross margin	30.0%		31.6%		33.9%		34.2%		34.2%
Operating margin	2.5%		12.2%		15.3%		14.8%		14.4%
Net income margin	3.5%		9.4%		11.4%		11.4%		10.8%
Current ratio	1.89		2.18		1.60		2.15		2.21
Debt to equity	0.07		0.00		0.00		0.00		0.00
Book value per share	21.24		22.01		18.88		17.34		14.44
Net days sales outstanding	31		40		37		36		49

  (a)
  Includes asset impairment charges ($119,229) and restructuring costs ($28,030) totaling $147,259 ($93,604 net of tax or $1.45 per diluted share).

  (b)
  Includes a $17,298 or $0.27 per diluted share income tax benefit recorded in connection with the favorable resolution of several income tax matters and the recognition of previously unrecognized benefits.

  (c)
  Includes a $9,026 gain on 2009 sale of IVR Services ($5,867 net of tax or $0.09 per diluted share) and a $655 gain ($426 net of tax or $0.01 per diluted share) resulting from contingent consideration received in 2009 associated with the 2007 sale of Cardiac Safety Services related to transferred backlog.

  (d)
  Includes a $2,072 or $0.03 per diluted share income tax gain associated with the reduction of income tax reserves resulting from the completion of an income tax audit and the recognition of previously unrecognized tax benefits in jurisdictions where the period of review of filings has expired.

  (e)
  Includes a $4,070 gain ($2,646 net of tax or $0.05 per diluted share) resulting from contingent consideration received in 2008 associated with the 2007 sale of Cardiac Safety Services related to transferred backlog.

  (f)
  Includes a $6,590 gain on the sale of Cardiac Safety Services ($4,152 net of tax or $0.06 per diluted share).

  (g)
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

                Revenue Recognition.    Covance recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of Covance's net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Covance also has committed minimum volume arrangements with certain clients which generally range in duration from three to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. These arrangements enable our clients to secure our services in exchange for which they commit to purchase an annual minimum dollar value ("volume") of services. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume guarantees is monitored throughout the year. Annual minimum guarantee shortfalls are not included in net revenues until the amount has been determined and agreed to by the client.

                Covance does not have any individual significant contracts as pertains to revenue recognition. By way of background, at any point in time Covance is working on thousands of active client projects, which are governed by individual contracts. In addition, the Company has not had a single customer who accounted for more than ten percent of aggregate net revenues during any one of the last three years. Covance serves in excess of 1,000 biopharmaceutical companies and has over 14,000 active client projects. Most projects are customized based on the needs of the client, the type of services being provided, therapeutic indication of the drug, geographic locations and other variables. Project specific terms related to pricing, billing milestones and the scope and type of services to be provided are generally negotiated and contracted on a project-by-project basis.

                Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment's clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the years ended December 31, 2010, 2009 and 2008, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

                Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. In some cases, Covance bills the client for the total contract value in progress-based installments as certain non-contingent billing milestones are reached over the contract duration, such as, but not limited to, contract signing, initial dosing, investigator site initiation, patient enrollment or database lock. The term "billing milestone" relates only to a billing trigger in a contract whereby amounts become billable and payable in accordance with a negotiated predetermined billing schedule throughout the term of a project. These billing milestones are not performance-based (i.e., potential additional arrangement consideration tied to specific deliverables or performance). In other cases, billing and payment terms are tied to the passage of time (e.g., monthly billings). In either case, the total contract value and aggregate amounts billed to the client would be the same at the end of the project. While Covance attempts to negotiate terms that provide for billing and payment of services prior or within close proximity to the provision of services, this is not always the case, as evidenced by fluctuations in the levels of unbilled receivables and unearned revenue from period to period. While a project is ongoing, cash payments are not necessarily representative of aggregate revenue earned at any particular point in time, as revenues are recognized when services are provided, while amounts billed and paid are in accordance with the negotiated billing and payment terms.

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

                In other cases, services may be provided and revenue is recognized before the client is invoiced. In these cases, revenue recognized will exceed amounts billed, and the difference, representing an unbilled receivable, is recorded for this amount which is currently unbillable to the customer pursuant to contractual terms. Once the client is invoiced, the unbilled receivable is reduced, for the amount billed, and a corresponding account receivable is recorded. All unbilled receivables are billable to customers within one year from the respective balance sheet date.

                Most contracts are terminable by the client, either immediately or upon notice. These contracts typically require payment to Covance of expenses to wind down the study, fees earned to date and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profits that could have been earned by Covance under the contract if it had not been terminated early. Termination fees are included in net revenues when realization is assured.

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

                The Company recognizes a tax benefit from an uncertain tax position only if the Company believes it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. Components of the reserve are classified as either a current or long-term liability in the consolidated balance sheet based on when the Company expects each of the items to be settled. Covance accrues interest and penalties in relation to unrecognized tax benefits as a component of income tax expense.

                Covance maintains a reserve for unrecognized tax benefits for income tax matter exposures such as transfer pricing, nexus, deemed income and research and development credits. As of December 31, 2010, the balance of the reserve for unrecognized tax benefits was $15.0 million, including accrued interest of $1.0 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet. As of December 31, 2009, the balance of the reserve for unrecognized tax benefits was $17.2 million, including accrued interest of $1.2 million, of which $0.1 million is recorded as a current liability in accrued expenses and other current liabilities, and $17.1 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet. As of December 31, 2008, the balance of the reserve for unrecognized tax benefits was $11.9 million, including accrued interest of $1.2 million, of which $3.3 million is recorded as a current liability in accrued expenses and other current liabilities, and $8.6 million is recorded as a long-term liability in other liabilities on the consolidated balance sheet. During the year ended December 31, 2010, the reserve for unrecognized tax benefits was reduced by $2.2 million, as tax benefits totaling $7.7 million were recorded relating primarily to the favorable resolution of several income tax audits, partially offset by the accrual of $5.5 million in reserves relating to deemed income, other tax matters and the accrual of interest on matters outstanding. During the year ended December 31, 2009, the reserve for unrecognized tax benefits was increased by $5.3 million as the accrual of additional reserves relating to research and development credits, other income tax positions and the accrual of interest on existing reserves more than offset the recognition of tax benefits due to the settlement of an income tax audit and the expiration of the period of review of filings in certain jurisdictions.

                Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest for the years ended December 31, 2010, 2009 and 2008:

(dollars in millions)
Unrecognized tax benefits as of December 31, 2007	$7.6
Additions related to tax positions in the prior year	2.1
Additions related to tax positions in the current year	2.7
Reductions due to statute expiration	(1.7)

Unrecognized tax benefits as of December 31, 2008	10.7
Additions related to tax positions in the prior year	5.3
Additions related to tax positions in the current year	2.6
Reductions due to settlements and payments	(2.1)
Reductions due to statute expiration	(0.5)

Unrecognized tax benefits as of December 31, 2009	16.0
Additions related to tax positions in the prior year	3.8
Additions related to tax positions in the current year	1.9
Reductions due to settlements and payments	(7.2)
Reductions due to statute expiration	(0.5)

Unrecognized tax benefits as of December 31, 2010	$14.0

                Any future changes in the liability for unrecognized tax benefits, resulting from the recognition of tax benefits, would impact the effective tax rate of Covance. Over the next twelve months, it is reasonably possible that the uncertainty surrounding up to $8.0 million of the reserve for unrecognized tax benefits related to certain income taxes, deemed income, transfer pricing and state tax issues will be resolved as a result of the expiration of the statute of limitations or the conclusion of various federal, state and foreign tax audits.

                The following tax years remain open to investigation as of December 31, 2010, for the Company's major jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2005-2010
United Kingdom	2008-2010
Switzerland	2006-2010
Germany	2007-2010

                The Company also maintains a tax reserve related to exposures for non-income tax matters, including value-added tax and state sales and use and other taxes. The balance of this reserve at December 31, 2010 and 2009 was $1.0 million and $0.9 million, respectively, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

                Covance's policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States, except for amounts remitted under the American Jobs Creation Act of 2004. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings totaling approximately $605 million at December 31, 2010.

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

                The expected term of the option is based upon the contractual term and expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the volatility of the Company's stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from the U.S. Treasury zero-coupon yield curve for issues with a remaining duration equal to the expected term of the option. Pre-vesting forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

                The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Expected stock price volatility	35%	36%	39%
Range of risk free interest rates	0.1% - 3.8%	0.3% - 2.6%	1.9% - 3.7%
Expected life of options (years)	4.7	4.6	4.4

                Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

                As of December 31, 2010, the total unrecognized compensation cost related to non-vested stock options granted was $17.0 million and is expected to be recognized over a weighted average period of 1.9 years, and the total unrecognized compensation cost related to non-vested performance-based shares and restricted stock awards was $31.7 million and is expected to be recognized over a weighted average period of 1.7 years.

                Impairment of Assets.    Covance reviews its long-lived assets, other than goodwill and other indefinite lived intangible assets, for impairment, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance's judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. During the third quarter of 2010, Covance determined that long-lived assets used in its North American toxicology operations, located in Chandler, Arizona and Manassas, Virginia with carrying values of $182.7 million and $23.4 million, respectively, were no longer fully recoverable from the cash flows expected from those assets. Accordingly, as of September 30, 2010, Covance recorded an asset impairment charge totaling $119.2 million ($103.0 million of which relates to the Chandler, Arizona assets and $16.2 million relates to the Manassas, Virginia assets), representing the excess of the carrying value of those assets over their respective fair market values.

                Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The test performed for 2010 indicated that no reporting units were at significant risk for impairment. However, changes in expectations as to the present value of a reporting unit's future cash flows might impact subsequent years' assessments of impairment.

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

                Set forth below is a discussion of the impact that (a) differences between assumed results and actual results and (b) assumption changes have had on our results of operations for the years ended December 31, 2010, 2009 and 2008 and on the financial position of the plans as of December 31, 2010 and 2009 for our United Kingdom defined benefit pension plans (the largest of our defined benefit-type pension plans).

	United Kingdom Plans
(dollars in millions)	2010	2009	2008	2007
Net periodic pension cost	$1.6	$2.0	$3.4	$4.0

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.75%	6.25%	5.50%	5.25%
Expected rate of return on assets	6.75%	6.75%	6.75%	6.75%
Salary increases	4.50%	4.25%	4.25%	4.00%

                The decrease in the net periodic benefit cost from period to period is attributable to the following:

	United Kingdom Plans
(dollars in millions)	2009 to 2010	2008 to 2009	2007 to 2008
Change in discount rate	$1.3	$(2.2)	$(1.1)
Change in rate of salary increases	(0.1)	—	(0.1)
Other, including differences between actual experience and assumptions used	(1.6)	1.4	0.9
Foreign currency exchange rate changes	—	(0.6)	(0.3)

Net change in periodic benefit cost	$(0.4)	$(1.4)	$(0.6)

	United Kingdom Plans
	2010	2009	2008
Weighted average assumptions used to determine benefit obligation:
Discount rate	5.20%	5.75%	6.25%
Salary increases	4.50%	4.50%	4.25%

                The change in the projected benefit obligation from period to period is attributable to the following:

	United Kingdom Plans
(dollars in millions)	2009 to 2010	2008 to 2009
Projected benefit obligation, beginning of year	$139.9	$111.9
Service/interest cost components of net periodic benefit cost in year	11.4	10.4
Benefits paid	(2.4)	(4.8)
Actuarial loss:
Decrease in discount rate	20.0	13.1
Other, including differences between actual experience and assumptions used	(7.8)	1.7
Foreign currency exchange rate changes	(4.5)	7.6

Projected benefit obligation, end of year	$156.6	$139.9

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

                Finally, Covance's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At December 31, 2010, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $28.7 million.

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

Results of Operations

                Year Ended December 31, 2010 Compared with Year Ended December 31, 2009.    Net revenues increased 3.1%, or 2.6% excluding the favorable impact of foreign exchange rate variances between both periods, to $1.93 billion for 2010 from $1.87 billion for 2009. Net revenues from Covance's early development segment increased 6.1%, or 6.6% excluding the unfavorable impact of foreign exchange rate variances between both periods. Growth in the early development segment was led by our genomics service offering, which was expanded when we acquired Merck's gene expression laboratory in August 2009, our European toxicology and pharmaceutical chemistry services (due in part to the inclusion of two months of results of the sites acquired in October 2010 from sanofi-aventis), as well as from growth in our nutritional chemistry and early clinical development services. Partially offsetting this growth was lower levels of study activity in our North American toxicology services, as we experienced lower market demand for these services from our biopharmaceutical clients. Net revenues from Covance's late-stage development segment grew 0.9%, but decreased 0.4% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in our clinical development services, resulting from increased study activity, was largely offset by a reduction in net revenues resulting from the sale of our IVR service offering in August 2009, combined with a reduction in periapproval services net revenues from reduced trial activity.

                Cost of revenue increased 5.6% to $1.35 billion or 70.0% of net revenues for the year ended December 31, 2010 as compared to $1.28 billion or 68.4% of net revenues for the corresponding 2009 period. Gross margins decreased by 160 basis points to 30.0% for 2010 from 31.6% for 2009 as declines in North American toxicology services and an unfavorable shift in the mix of tests performed in our central laboratory more than offset an expansion in gross margins in other early development and certain late-stage development services resulting from increased revenues, as mentioned above.

                Overall, selling, general and administrative expenses increased 13.6% to $307.4 million for 2010 from $270.6 million for 2009. As a percentage of net revenues, selling, general and administrative expenses increased 150 basis points to 16.0% in 2010 from 14.5% in 2009. This increase was driven by the inclusion in selling, general and administrative expenses of $25.1 million (or 1.3% of net revenue) in costs associated with two restructuring actions taken in 2010. During the fourth quarter, $18.4 million in costs were incurred in connection with initiatives to rationalize capacity, reduce the cost of overhead and support functions and to streamline processes ("fourth quarter restructuring initiatives"), $18.1 million (or 0.9% of net revenues) of which have been included in selling, general and administrative expenses. During the second quarter of 2010, the Company announced plans to reduce costs, primarily by closing and transitioning work conducted at its Austin, Texas Phase I clinic and Kalamazoo, Michigan research products facility into other more efficient locations. These actions were completed during 2010 and resulted in costs totaling $9.6 million, of which $7.0 million has been included in selling, general and administrative expense. Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

                Depreciation and amortization increased 12.9% to $103.0 million or 5.4% of net revenues for 2010 from $91.3 million or 4.9% of net revenues for 2009. Depreciation and amortization during the 2010 period includes $2.9 million (or 0.1% of net revenues) in accelerated depreciation associated with the restructuring initiatives described above. The balance of the increase results from depreciation on assets placed in service over the last year.

                Income from operations decreased 79.2% to $47.5 million or 2.5% of net revenues for 2010 from $228.6 million or 12.2% of net revenues for the corresponding 2009 period. The 2010 period includes asset impairment charges of $119.2 million (or 6.2% of net revenues) associated with long lived assets in Chandler, Arizona and Manassas, Virginia, which are included in our early development segment results. Additionally, the 2010 period includes costs associated with the restructuring initiatives described above totaling $28.0 million (or 1.5% of net revenues), of which $14.1 million is included in our early development segment results, $7.3 million in our late-stage segment results and $6.6 million in our Corporate expenses.

                Results of operations from Covance's early development segment for the year ended December 31, 2010 decreased $131.7 million to a loss of $32.0 million as compared to income of $99.7 million for the corresponding 2009 period. As a percentage of net revenues, early development income (loss) from operations declined from 12.6% of early development net revenues for 2009 to (3.8)% of net revenues in the corresponding 2010 period. Results of operations for the year ended December 31, 2010 includes asset impairment charges totaling $119.2 million (or 14.2% of segment net revenues) and restructuring charges totaling $14.1 million (1.7% of segment revenues). Additionally, early development operating margins were impacted by weakness in North American toxicology and certain chemistry services which more than offset margin expansion in other segment service offerings.

                Income from operations from Covance's late-stage development segment for the year ended December 31, 2010 decreased 11.4% or $29.0 million to $225.5 million as compared to $254.5 million for the corresponding 2009 period. As a percentage of net revenues, late-stage development income from operations decreased 290 basis points from 23.7% of late-stage development net revenues in 2009 to 20.8% of net revenues in the corresponding 2010 period driven by a shift in the mix of tests performed in our central laboratory services, the reductions in net revenues in our periapproval services on reduced trial activity, and the sale of our IVR service offering in August 2009, only partially offset by an increase in clinical development net revenues explained above. In addition, income from operations for the year ended December 31, 2010 includes restructuring charges of $7.3 million (or 0.7% of net revenues).

                Corporate expense increased $20.4 million to $146.0 million or 7.6% of net revenues for the year ended December 31, 2010, as compared to $125.6 million or 6.7% of net revenues for the corresponding 2009 period. The increase was driven by investments to provide strategic partnering and integrated services, as well as investments in our infrastructure to enhance our ability to manage future growth. In addition, corporate expenses for the year ended December 31, 2010 includes restructuring charges of $6.6 million (or 0.3% of net revenues). Included in corporate expense is stock-based compensation expense of $32.3 million or 1.7% of net revenues for the year ended December 31, 2010, an increase of $5.4 million as compared to $26.9 million or 1.4% of net revenues for the corresponding 2009 period.

                Other expense (income) decreased $12.9 million to an expense of $3.7 million for the year ended December 31, 2010 as compared to income of $9.2 million for the corresponding 2009 period. The 2009 period included a $9.0 million pre-tax gain on the sale of Covance's IVR service offering and a $0.7 million pre-tax gain from the receipt of contingent consideration on transferred backlog from the November 2007 sale of Covance's cardiac safety service offering. Net foreign exchange transaction losses increased $3.4 million to $3.6 million for 2010 from $0.2 million for the corresponding 2009 period. Net interest expense decreased $0.2 million for 2010 as compared to the prior year period.

                Covance's effective tax rate for the year ended December 31, 2010 was a benefit of 54.0% compared to an expense of 26.4% for the corresponding 2009 period. Covance's effective tax rate for the 2010 period includes the tax impact of the asset impairment and restructuring charges totaling $53.7 million. The Company also recorded net income tax benefits totaling $17.3 million, primarily in connection with the favorable resolution of two income tax audits, which resulted in a $7.5 million reduction in the Company's reserve for unrecognized income tax benefits as well as the recognition of $7.1 million in additional unrecognized benefits. The 2009 period included a $2.1 million tax benefit resulting from the completion of an income tax audit and the recognition of tax benefits in jurisdictions where the period of review of filings had expired, as well as the tax impact of the gain on the sale of IVR. The 2010 period also reflects a shift in the mix of our pre-tax earnings across various tax jurisdictions to locations with lower rates and the impact of tax planning initiatives.

                Covance has a 47% minority equity position in Noveprim Limited ("Noveprim"), a supplier of research products. During the years ended December 31, 2010 and 2009, Covance recognized income of $0.8 million and $0.9 million, respectively, representing its share of Noveprim's earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at December 31, 2010 and 2009.

                Net income of $68.3 million for the year ended December 31, 2010 decreased $107.6 million or 61.2% as compared to $175.9 million for the corresponding 2009 period. Net income for the 2010 period includes the after tax impact of the asset impairment and restructuring charges totaling $93.6 million as well as the favorable tax benefits of $17.3 million discussed above.

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

                The following table presents unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 2010. In the opinion of Covance, the information in the table below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included elsewhere in this Annual Report. Operating results for any quarter are not necessarily indicative of the results that may be reported in any future period.

	Quarter Ended
	Dec. 31, 2010		Sep. 30, 2010		June 30, 2010		Mar. 31, 2010	Dec. 31, 2009	Sep. 30, 2009		June 30, 2009		Mar. 31, 2009
	(Dollars in thousands, except per share data)
Net revenues	$491,513		$477,022		$475,171		$481,924	$485,065	$475,284		$466,049		$441,236
Reimbursable out-of-pocket expenses	27,942		36,258		25,548		23,095	22,263	22,282		23,226		27,221

Total revenues	519,455		513,280		500,719		505,019	507,328	497,566		489,275		468,457

Costs and expenses:
Cost of revenue	346,924		337,698		331,360		332,516	337,896	324,311		313,210		301,725
Reimbursable out-of-pocket expenses	27,942		36,258		25,548		23,095	22,263	22,282		23,226		27,221
Selling, general and administrative	89,810		70,731		75,045		71,800	67,544	69,526		69,569		63,954
Depreciation and amortization	25,919		26,105		26,256		24,744	24,753	23,649		23,273		19,614
Asset impairment charges	—		119,229		—		—	—	—		—		—

Total	490,595	(a)	590,021	(c)	458,209	(e)	452,155	452,456	439,768		429,278		412,514

Income (loss) from operations	28,860	(a)	(76,741	)(c)	42,510	(e)	52,864	54,872	57,798		59,997		55,943
Other expense (income), net	1,484		445		684		1,088	296	(9,748	)(f)	746	(h)	(529)

Income (loss) before taxes and equity investee earnings	27,376	(a)	(77,186	)(c)	41,826	(e)	51,776	54,576	67,546	(f)	59,251	(h)	56,472
Tax expense (benefit)	(1,121	)(b)	(46,003	)(d)	10,415		13,054	13,820	16,650	(f),(g)	16,051	(h)	16,349
Equity investee earnings (loss)	(119)		253		254		419	779	166		(210)		172

Net income (loss)	$28,378	(a),(b)	$(30,930	)(c),(d)	$31,665	(e)	$39,141	$41,535	$51,062	(f),(g)	$42,990	(h)	$40,295

Basic earnings (loss) per share	$0.46		$(0.49)		$0.50		$0.62	$0.65	$0.80		$0.67		$0.63
Diluted earnings (loss) per share	$0.45	(a),(b)	$(0.49	)(c),(d)	$0.49	(e)	$0.60	$0.64	$0.79	(f),(g)	$0.67	(h)	$0.63

  (a)
  Amounts include restructuring costs of $18,956 ($14,056 net of tax or $0.22/diluted share).

  (b)
  Amounts include favorable income tax items totaling $6,946 (or $0.11/diluted share) primarily associated with the favorable resolution of an income tax inquiry.

  (c)
  Amounts include asset impairment charges and restructuring costs totaling $120,569 ($74,753 net of tax or $1.16/diluted share).

  (d)
  Amounts include favorable income tax items totaling $10,352 (or $0.16/diluted share) associated with the favorable resolution of an income tax inquiry and the recognition of previously unrecognized benefits.

  (e)
  Amounts include restructuring costs of $7,734 ($4,795 net of tax or $0.07/diluted share).

  (f)
  Amounts include a $9,026 gain ($5,867 or $0.09/diluted share, net of tax totaling $3,159) from the sale of Covance's IVR Services.

  (g)
  Amounts include a reduction in income tax reserves resulting from favorable income tax developments totaling $2,072 (or $0.03/diluted share).

  (h)
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

                Cash and cash equivalents at December 31, 2010 and 2009 were $377.2 million and $289.5 million, respectively. Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions which carry a Moody's rating of A1 P1 or better. Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, share repurchases, working capital and other general corporate purposes. On October 26, 2010, Covance amended its credit facility which was due to expire in June, 2012. The amended credit agreement (the "Credit Agreement") provides for a revolving credit facility of up to $250 million, which may be increased to $300 million at Covance's election, and a term loan commitment of $100 million. At December 31, 2010, there were $35.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the revolving credit facility and $97.5 million of outstanding debt under the term loan facility. Interest on all outstanding borrowings under the Credit Agreement is computed in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 200 basis points. Costs associated with the Credit Agreement, which expires in October 2015, consisted primarily of bank and legal fees totaling $1.7 million and are being amortized over the five year term. The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. The Company pays a commitment fee of 30 basis points on the undrawn balance of the revolving credit facility, which totaled approximately $0.5 million and $0.2 million during the years ended December 31, 2010 and 2009, respectively. Interest on outstanding borrowings approximated 2.38% per annum during 2010 and 1.63% per annum during 2009. At December 31, 2010, Covance was in compliance with the terms of the Credit Agreement. Covance believes cash on hand plus cash from operations and available borrowings under the Credit Agreement will provide sufficient liquidity for the foreseeable future.

                During the year ended December 31, 2010, Covance's operations provided net cash of $334.4 million, an increase of $75.3 million from the corresponding 2009 period. The change in net operating assets, net of businesses acquired, provided $82.6 million in cash during 2010, primarily due to a reduction in accounts receivable coupled with an increase in accrued liabilities, unearned revenue and income taxes payable. The change in net operating assets, net of businesses acquired and sold, used $58.5 million in cash during 2009, primarily due to an increase in accounts receivable and inventory, partially offset by a decrease in unbilled services. Covance's ratio of current assets to current liabilities was 1.89 at December 31, 2010 and 2.18 at December 31, 2009.

                Investing activities for the year ended December 31, 2010 used $147.2 million, compared to $148.8 million for the corresponding 2009 period. Capital spending for 2010 totaled $126.3 million and was primarily for significant ongoing information technology projects, expansion of preclinical facilities in China, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software. Approximately $55.8 million of capital spending in 2010 represents expenditures associated with assets that have not yet been placed in service at December 31, 2010. Capital spending for the corresponding 2009 period totaled $131.1 million, and was primarily for significant ongoing information technology projects, expansion of preclinical facilities in North America and Europe, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software.

                Investing activities for 2010 also included the acquisition in October 2010 of research and development facilities located in Porcheville, France and Alnwick, UK from sanofi-aventis for a cash payment of $27.9 million ($21.0 million net of cash acquired). Transaction related costs of approximately $2.6 million were included in selling, general and administrative expense in the period incurred. The acquisition of these facilities provides Covance with new capabilities in CMC (Chemistry, Manufacturing and Controls) services, including preformulation, drug formulation, preclinical and early-stage clinical API (Active Pharmaceutical Ingredient) manufacturing, and radiolabeled chemistry. Pursuant to the asset purchase agreement, Covance will provide services to sanofi-aventis at these facilities over a period of 5 years for $350 million. The tangible assets acquired consisted of property and equipment and are included in Covance's consolidated financial statements beginning in October, 2010 based on their estimated fair value of $27.9 million as determined in the preliminary purchase price allocation, partially offset by certain employee related liabilities of $6.9 million assumed in the transaction. The Company has not yet received the final third-party valuation of the assets acquired. As such, this allocation is preliminary pending the outcome of the final valuation. Results of operations for the sites acquired from sanofi-aventis are reported in Covance's early development segment beginning in November 2010. In addition to the acquisition and provision of services at these facilities, Covance and sanofi-aventis also entered into a 10-year strategic alliance, pursuant to which Covance has become sanofi-aventis' R&D partner providing drug development services to sanofi-aventis in amounts ranging from $0.9 billion to $1.9 billion over the term of the agreement. See Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report.

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

                In March 2009, Covance acquired 100% of the stock of Swiss Pharma Contract Ltd. ("Swiss Pharma"), and its 50-bed clinical research facility based in Basel, Switzerland, for total consideration of $22.8 million, as to which $19.4 million ($18.3 million net of cash acquired) was paid at closing with the balance contingently payable based upon the achievement of certain performance based milestones through 2011. Transaction related costs of $0.5 million were expensed as incurred and included in selling, general and administrative expense. Net tangible and intangible assets acquired in the acquisition were included in Covance's consolidated financial statements beginning in March 2009 based on their estimated fair values of $3.0 million and $1.8 million, respectively. The remaining purchase price of $18.0 million represents goodwill. Results of operations for Swiss Pharma are reported in Covance's early development segment beginning in March 2009. See Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report.

                In August 2009, Covance acquired certain assets and capabilities of Merck & Co., Inc.'s ("Merck") Gene Expression Laboratory ("GEL") located in Seattle, Washington for a cash payment of $9.75 million. Transaction related costs of $0.7 million were expensed as incurred and included in selling, general and administrative expense. This acquisition expanded Covance's footprint in the genomics testing market and added capabilities in genomics testing and personalized medicine. The tangible assets acquired consisted of property and equipment and are included in Covance's consolidated financial statements beginning in August 2009 at their estimated fair value of $5.5 million. The remaining purchase price of $4.2 million represents the fair value of the acquired assembled workforce, which is a component of goodwill. Results of operations for GEL are reported in Covance's early development segment beginning in August 2009. Covance and Merck also entered into an agreement pursuant to which Merck committed to purchase at least $145.0 million of services from Covance over a five year period.

                In August 2009, Covance sold its IVR service offering, part of Covance's late-stage development segment, to Phase Forward (which was subsequently acquired by Oracle Corporation) for net cash proceeds totaling $9.7 million and recorded a pre-tax gain of $9.0 million ($5.9 million after tax) on the sale. In addition, Covance and Phase Forward entered into a five-year marketing agreement pursuant to which Covance is entitled to receive a referral fee for providing Phase Forward's IVR services to its clients.

                Financing activities for the year ended December 31, 2010 used $105.0 million and included the purchase into treasury of 4,753,589 shares of common stock in connection with a $250 million buyback program authorized by Covance's Board of Directors in September 2010, and $6.4 million for the purchase into treasury of 115,224 shares in connection with employee benefit plans, for an aggregate cost of $256.4 million. Partially offsetting these items were $132.5 million of net borrowings under the Credit Agreement used for the repurchase of shares under the Company's share buyback program, $10.0 million in proceeds from the exercise of stock options, $7.2 million from employee contributions to the Company's employee stock purchase plan and $1.6 million in excess tax benefits realized on the exercise of stock options. Financing activities for the year ended December 31, 2009 used $49.6 million and included the repayment of $50.0 million of borrowings under the previous credit facility and the repayment of the entire $5.4 million balance of mortgage debt assumed in connection with the Swiss Pharma acquisition. Additionally, $4.8 million was used to purchase into treasury 106,570 shares of common stock in connection with employee benefit plans. Partially offsetting these items were proceeds of $3.1 million received from the exercise of stock options, $6.8 million received from employee contributions to the Company's employee stock purchase plan, and $0.8 million in excess tax benefits realized on the exercise of stock options.

                The effect of exchange rate changes on cash for the year ended December 31, 2010 was an increase of $5.6 million versus $7.4 million for the year ended December 31, 2009. Covance's cash balances increased by $87.8 million during 2010.

                The table below sets forth Covance's contractual obligations. A full description of the Company's debt obligations is contained in Note 8 to the audited consolidated financial statements included elsewhere in this Annual Report. Covance is obligated under non-cancelable operating leases, primarily for offices and laboratory facilities. Covance is also obligated under outsourcing agreements related to certain aspects of its information technology and human resources support functions and purchase commitments primarily related to ongoing facility construction projects, both of which are reflected under the caption purchase obligations in the table below. Actual amounts paid under these outsourcing agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables. In addition, early termination of these outsourcing agreements by Covance could result in the payment of termination fees which are not reflected in the table below. See Note 11 to the audited consolidated financial statements included elsewhere in this Annual Report.

	Payments due by period
Contractual Obligations(a)	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
	(Dollars in thousands)
Long Term Debt	$97,500	$10,000	$20,000	$67,500	—
Operating Leases	145,841	28,481	46,468	21,015	$49,877
Purchase Obligations	100,722	35,810	47,423	15,392	2,097

Total	$344,063	$74,291	$113,891	$103,907	$51,974

  (a)
  Excludes $15.0 million, including 1.0 million in interest, related to a reserve for unrecognized tax benefits, as the cash settlement date cannot be reasonably estimated.

Off-Balance Sheet Arrangements

                At December 31, 2010 and 2009, Covance was not a party to any off-balance sheet arrangements as defined by Regulation S-K Item 303(a)(4)(i), promulgated under the Exchange Act.

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

Recently Issued Accounting Standards

                None.

Forward Looking Statements.    Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss or delay of large studies, risks associated with acquisitions and investments, the Company's ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, testing mix and geographic mix of kit receipts in central laboratories, fluctuations in currency exchange rates, and other factors described in Covance's filings with the Securities and Exchange Commission, including, without limitation, this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

                For the year ended December 31, 2010, approximately 44% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency Risks" for a more detailed discussion of our foreign currency risks and exposures.

                Covance's short-term investments are with major financial institutions which carry a Moody's rating of A1 P1 or better. These short-term investments are in bank deposits and money market funds which can be readily purchased and sold using established markets. Covance's cash investment policy is to maximize utilization of excess cash according to the following specific criteria (in order of priority): (1) preserve capital (minimize financial market risk); (2) maintain liquidity; (3) manage foreign exchange rate exposure (internal hedging); (4) maximize rate of return; and (5) enhance strategic relationships with select financial institutions. Covance also has strong operating cash flow and ready access to credit available under its Credit Agreement, as evidenced by its ability to secure the amendment to its previous $150 million credit facility, which was due to expire in June, 2012. The Credit Agreement consists of a revolving credit facility of up to $250 million, which may be increased to $300 million at Covance's election, and a term loan commitment of $100 million.

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

                Covance's management concluded that its internal control over financial reporting as of December 31, 2010 was effective and adequate to accomplish the objectives described above. Management's assessment was based upon the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Covance's consolidated financial statements and the effectiveness of control over financial reporting have been audited by an independent registered public accounting firm, Ernst & Young LLP, as stated in their reports which are included elsewhere herein.

/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ William E. Klitgaard William E. Klitgaard Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited Covance Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covance Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on consolidated financial statements and internal control. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

                In our opinion, Covance Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 28, 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited the accompanying consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covance Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Covance Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 28, 2011

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

(Dollars in thousands)	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$377,223	$289,469
Accounts receivable	261,160	285,119
Unbilled services	90,729	97,279
Inventory	82,924	80,926
Deferred income taxes	35,648	31,512
Prepaid expenses and other current assets	98,127	93,367

Total Current Assets	945,811	877,672
Property and equipment, net	843,983	921,995
Goodwill, net	127,653	127,653
Other assets	48,095	47,624

Total Assets	$1,965,542	$1,974,944

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$34,079	$36,834
Accrued payroll and benefits	107,572	111,365
Accrued expenses and other current liabilities	97,395	73,383
Unearned revenue	186,301	166,890
Short-term debt and current portion of long-term debt	45,000	—
Income taxes payable	28,827	14,272

Total Current Liabilities	499,174	402,744
Long-term debt	87,500	—
Deferred income taxes	30,531	98,945
Other liabilities	68,516	62,251

Total Liabilities	685,721	563,940

Commitments and Contingencies
Stockholders' Equity:
Preferred stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock—Par value $0.01 per share; 140,000,000 shares authorized; 77,391,335 and 76,362,691 shares issued and outstanding, including those held in treasury, at December 31, 2010 and 2009, respectively	774	764
Paid-in capital	639,341	587,995
Retained earnings	1,373,705	1,305,451
Accumulated other comprehensive income (loss)	277	(5,281)
Treasury stock at cost (17,125,878 and 12,257,065 shares at December 31, 2010 and 2009, respectively)	(734,276)	(477,925)

Total Stockholders' Equity	1,279,821	1,411,004

Total Liabilities and Stockholders' Equity	$1,965,542	$1,974,944

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands, except per share data)	2010	2009	2008
Net revenues	$1,925,630	$1,867,634	$1,728,098
Reimbursable out-of-pocket expenses	112,843	94,992	98,969

Total revenues	2,038,473	1,962,626	1,827,067

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	1,348,498	1,277,142	1,142,697
Reimbursable out-of-pocket expenses	112,843	94,992	98,969
Selling, general and administrative (excluding depreciation and amortization)	307,386	270,593	250,180
Depreciation and amortization	103,024	91,289	71,571
Asset impairment charges	119,229	—	—

Total costs and expenses	1,990,980	1,734,016	1,563,417

Income from operations	47,493	228,610	263,650

Other expense (income), net:
Interest income	(1,479)	(1,355)	(8,304)
Interest expense	1,531	1,556	1,843
Foreign exchange transaction loss (gain), net	3,649	245	(142)
Gain on sale of businesses	—	(9,681)	(4,070)

Other expense (income), net	3,701	(9,235)	(10,673)

Income before taxes and equity investee earnings	43,792	237,845	274,323
Tax (benefit) expense	(23,655)	62,870	79,415
Equity investee earnings	807	907	1,852

Net income	$68,254	$175,882	$196,760

Basic earnings per share	$1.08	$2.76	$3.12
Weighted average shares outstanding—basic	63,043,561	63,818,717	63,096,155
Diluted earnings per share	$1.06	$2.73	$3.08
Weighted average shares outstanding—diluted	64,472,326	64,341,084	63,981,505

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$68,254	$175,882	$196,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,024	91,289	71,571
Asset impairment charges	119,229	—	—
Non-cash compensation expense associated with employee benefit and stock compensation plans	32,289	26,949	25,389
Deferred income tax (benefit) provision	(71,661)	33,030	9,343
Gain on sale of businesses	—	(9,681)	(4,070)
Loss on disposal of property and equipment	1,487	998	1,064
Equity investee earnings	(807)	(907)	(1,852)
Changes in operating assets and liabilities, net of businesses acquired and sold:
Accounts receivable	23,959	(54,937)	(11,294)
Unbilled services	6,550	15,724	(23,884)
Inventory	(1,998)	(12,720)	(13,418)
Accounts payable	(2,755)	(5,163)	9,635
Accrued liabilities	20,097	(8,072)	26,952
Unearned revenue	19,411	4,174	17,686
Income taxes payable	14,797	(1,176)	(2,702)
Other assets and liabilities, net	2,547	3,699	(15,023)

Net cash provided by operating activities	334,423	259,089	286,157

Cash flows from investing activities:
Capital expenditures	(126,278)	(131,079)	(318,928)
Acquisition of businesses, net of cash acquired	(20,994)	(28,096)	—
Proceeds from sale of businesses	—	10,373	4,070
Minority equity investment	—	—	(3,136)
Other, net	47	29	385

Net cash used in investing activities	(147,225)	(148,773)	(317,609)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	35,000	(50,000)	50,000
Borrowings under long-term debt	100,000	—	—
Repayments under long-term debt	(2,500)	—	—
Payment of debt assumed upon acquisition of business	—	(5,431)	—
Stock issued under employee stock purchase and option plans	18,825	10,682	31,500
Purchase of treasury stock	(256,351)	(4,828)	(132,906)

Net cash used in financing activities	(105,026)	(49,577)	(51,406)

Effect of exchange rate changes on cash	5,582	7,396	(15,293)

Net change in cash and cash equivalents	87,754	68,135	(98,151)
Cash and cash equivalents, beginning of year	289,469	221,334	319,485

Cash and cash equivalents, end of year	$377,223	$289,469	$221,334

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2007	$746	$492,373	$933,106	$24,154		$(340,191)	$1,110,188
Effect of change in pension and post-retirement plan measurement date	—	—	(297)	—		—	(297)
Comprehensive income:
Net income	—	—	196,760	—	$196,760	—	196,760
Currency translation adjustment	—	—	—	(40,544)	(40,544)	—	(40,544)
Unrealized gain on securities, net of tax	—	—	—	4,359	4,359	—	4,359
Defined benefit pension plans, net of tax:
Actuarial loss	—	—	—	(1,867)	(1,867)	—	(1,867)
Prior service cost	—	—	—	(77)	(77)	—	(77)

Total comprehensive income	—	—	—	—	$158,631	—	—

Shares issued under various employee benefit and stock compensation plans	3	32,075	—	—		—	32,078
Stock option exercises	5	17,884	—	—		—	17,889
Tax benefit from stock issued	—	9,266	—	—		—	9,266
Treasury stock, at cost	—	—	—	—		(132,906)	(132,906)

Balance, December 31, 2008	754	551,598	1,129,569	(13,975)		(473,097)	1,194,849
Comprehensive income:
Net income	—	—	175,882	—	$175,882	—	175,882
Currency translation adjustment	—	—	—	14,605	14,605	—	14,605
Unrealized gain on securities, net of tax	—	—	—	805	805	—	805
Defined benefit pension plans, net of tax:
Actuarial loss	—	—	—	(6,645)	(6,645)	—	(6,645)
Prior service cost	—	—	—	(71)	(71)	—	(71)

Total comprehensive income	—	—	—	—	$184,576	—	—

Shares issued under various employee benefit and stock compensation plans	9	33,768	—	—		—	33,777
Stock option exercises	1	3,091	—	—		—	3,092
Tax benefit from stock issued	—	(462)	—	—		—	(462)
Treasury stock, at cost	—	—	—	—		(4,828)	(4,828)

Balance, December 31, 2009	764	587,995	1,305,451	(5,281)		(477,925)	1,411,004
Comprehensive income:
Net income	—	—	68,254	—	$68,254	—	68,254
Currency translation adjustment	—	—	—	9,328	9,328	—	9,328
Unrealized gain on securities, net of tax	—	—	—	325	325	—	325
Defined benefit pension plans, net of tax:
Actuarial loss	—	—	—	(4,068)	(4,068)	—	(4,068)
Prior service cost	—	—	—	(27)	(27)	—	(27)

Total comprehensive income	—	—	—	—	$73,812	—	—

Shares issued under various employee benefit and stock compensation plans	7	39,461	—	—		—	39,468
Stock option exercises	3	10,026	—	—		—	10,029
Tax benefit from stock issued	—	1,859	—	—		—	1,859
Treasury stock, at cost	—	—	—	—		(256,351)	(256,351)

Balance, December 31, 2010	$774	$639,341	$1,373,705	$277		$(734,276)	$1,279,821

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
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
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

    Financial Instruments

                The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts as reported at December 31, 2010 and 2009.

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

    Prepaid Expenses and Other Current Assets

                In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $49.1 million and $55.6 million at December 31, 2010 and 2009, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

    Property and Equipment

                Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method at rates adequate to allocate the cost of the applicable assets over their estimated useful lives, which generally range from ten to forty years for buildings and improvements, three to ten years for equipment, furniture and fixtures and three to five years for computer hardware and software, except for certain large enterprise-wide software applications which are depreciated over periods of up to ten years. Leasehold improvements are capitalized and amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the associated remaining lease term. The cost of computer software developed or obtained for internal use is capitalized and amortized on the straight-line method over the estimated useful life. Costs incurred during the development phase are capitalized, while all other costs are expensed as incurred. Repairs and maintenance are expensed as incurred.

    Impairment of Long-Lived Assets

                Covance reviews its long-lived assets, other than goodwill and other indefinite lived intangible assets, for impairment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance's judgment of its ability

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

to recover the value of the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. During the third quarter of 2010, Covance determined that long-lived assets used in its North American toxicology operations, located in Chandler, Arizona and Manassas, Virginia with carrying values of $182.7 million and $23.4 million, respectively, were no longer fully recoverable from the cash flows expected from those assets. Accordingly, as of September 30, 2010, Covance recorded an asset impairment charge totaling $119.2 million ($103.0 million of which relates to the Chandler, Arizona assets and $16.2 million relates to the Manassas, Virginia assets), representing the excess of the carrying value of those assets over their respective fair market values. See Note 13.

    Goodwill and Other Intangible Assets and Impairment

                Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The annual test for impairment performed for 2010, 2009 and 2008 indicated that no reporting units were at significant risk for impairment.

                Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from one to ten years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets. See Note 4.

    Revenue Recognition

                Covance recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of Covance's net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Covance also has committed minimum volume arrangements with certain clients which generally range in duration from three to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. These arrangements enable our clients to secure our services in exchange for which they commit to purchase an annual minimum dollar value ("volume") of services. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume guarantees is monitored throughout the year. Annual minimum guarantee shortfalls are not included in net revenues until the amount has been determined and agreed to by the client.

                Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment's clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e., potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred.

                Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. In some cases, Covance bills the client for the total contract value in progress-based installments as certain non-contingent billing milestones are reached over the contract duration, such as, but not limited to, contract signing, initial dosing, investigator site initiation, patient enrollment or database lock. The term "billing milestone" relates only to a billing trigger in a contract whereby amounts become billable and payable in accordance with a negotiated predetermined billing schedule throughout the term of a project. These billing milestones are not performance-based (i.e., potential additional arrangement consideration tied to specific deliverables or performance). In other cases, billing and payment terms are tied to the passage of time (e.g., monthly billings). In either case, the total contract value and aggregate amounts billed to the client would be the same at the end of the project. While Covance attempts to negotiate terms that provide for billing and payment of services prior or within close proximity to the provision of services, this is not always the case, as evidenced by fluctuations in the levels of unbilled receivables and unearned revenue from period to period. While a project is ongoing, cash payments are not necessarily representative of aggregate revenue earned at any particular point in time, as revenues are recognized when services are provided, while amounts billed and paid are in accordance with the negotiated billing and payment terms.

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

                In other cases, services may be provided and revenue is recognized before the client is invoiced. In these cases, revenue recognized will exceed amounts billed, and the difference, representing an unbilled receivable, is recorded for this amount which is currently unbillable to the customer pursuant to contractual terms. Once the client is invoiced, the unbilled receivable is reduced for the amount billed, and a corresponding account receivable is recorded. All unbilled receivables are billable to customers within one year from the respective balance sheet date.

                Most contracts are terminable by the client, either immediately or upon notice. These contracts typically require payment to Covance of expenses to wind down the study, fees earned to date and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profits that could have been earned by Covance under the contract if it had not been terminated early. Termination fees are included in net

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

revenues when realization is assured. In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as for travel, printing, meetings, couriers, etc.), for which it is reimbursed at cost, without mark-up or profit. Investigator fees are not reflected in total revenues or expenses where Covance acts in the capacity of an agent on behalf of the pharmaceutical company sponsor, passing through these costs without risk or reward to Covance. All other out-of-pocket costs are included in total revenues and expenses.

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

                The Company recognizes a tax benefit from an uncertain tax position only if the Company believes it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. Components of the reserve are classified as either a current or long-term liability in the consolidated balance sheet based on when the Company expects each of the items to be settled. Covance accrues interest and penalties in relation to unrecognized tax benefits as a component of income tax expense.

                The Company also maintains a tax reserve related to exposures for non-income tax matters, including value-added tax and state sales and use and other taxes. The balance of this reserve was $1.0 million and $0.9 million at December 31, 2010 and 2009, respectively, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

                Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of December 31, 2010. See Note 7.

    Comprehensive Income

                Covance's total comprehensive income for the periods presented is comprised of net income plus the change in the cumulative translation adjustment equity account, the adjustments, net of tax, for the current year actuarial gains (losses) and prior service credits (costs) in connection with its defined benefit pension and other post-retirement plans and the change in the unrealized gain on available-for-sale securities of $0.3 million, $0.8 million and $4.4 million, net of tax, for the years ended December 31, 2010, 2009 and 2008, respectively. In the fourth quarter of 2008, Covance changed the classification of its minority equity investment in BioClinica, Inc. from an equity method investment to an available-for-sale security. See Note 5.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

                In computing diluted EPS for the years ended December 31, 2010, 2009 and 2008, the denominator was increased by 1,428,765 shares, 522,367 shares and 885,350 shares, respectively, representing the dilutive effect of stock options outstanding at December 31, 2010, 2009 and 2008, with exercise prices less than the average market price of Covance's common stock during each respective period. Excluded from the computation of diluted EPS for the year ended December 31, 2010 were options to purchase 1,639,806 shares of common stock at prices ranging from $51.93 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2010. Excluded from the computation of diluted EPS for the year ended December 31, 2009 were options to purchase 825,401 shares of common stock at prices ranging from $47.27 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2009. Excluded from the computation of diluted EPS for the year ended December 31, 2008 were options to purchase 251,588 shares of common stock at prices ranging from $77.72 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2008.

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

    Supplemental Cash Flow Information

                Cash paid for interest for the years ended December 31, 2010, 2009 and 2008 totaled $0.6 million, $1.2 million and $1.5 million, respectively. Cash paid for income taxes for the years ended December 31, 2010, 2009 and 2008 totaled $33.6 million, $26.8 million and $53.8 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the years ended December 31, 2010, 2009 and 2008 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $1.6 million, $0.8 million and $7.3 million, respectively (a corresponding cash inflow of $1.6 million, $0.8 million and $7.3 million, respectively, has been included in financing cash flows).

    Subsequent Events

                Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 15.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

3.    Property and Equipment

                Property and equipment at December 31, 2010 and 2009 consist of the following:

	2010	2009
Property and equipment at cost:
Land	$69,715	$91,800
Buildings and improvements	602,428	663,487
Equipment	294,406	288,775
Computer hardware and software	316,524	294,060
Furniture, fixtures & leasehold improvements	90,265	78,884
Construction-in-progress	93,280	73,469

	1,466,618	1,490,475
Less: Accumulated depreciation and amortization	(622,635)	(568,480)

Property and equipment, net	$843,983	$921,995

                Depreciation and amortization expense aggregated $101.8 million, $90.3 million and $70.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

4.    Goodwill and Amortizable Intangible Assets

                The following table sets forth changes in the carrying amount of goodwill by operating segment, net of accumulated amortization of $15.1 million for each of the years ended December 31, 2010 and 2009, respectively (see Note 6):

	Early Development	Late-Stage Development	Total
Balance, December 31, 2008	$69,570	$35,916	$105,486
Goodwill recognized from 2009 acquisition of businesses	22,167	—	22,167

Balance, December 31, 2009 and 2010	$91,737	$35,916	$127,653

                The following table summarizes the Company's acquired amortizable intangible assets (see Note 6), which are reflected in other assets on the consolidated balance sheet, as of December 31, 2010 and 2009:

	2010	2009
Intangible assets at cost:
Customer Lists (10 year weighted average useful life)	$5,753	$5,753
Technology (5 year weighted average useful life)	2,340	2,340
Other—Patient List, Backlog and Non-Compete Agreements (weighted average useful lives ranging from 1 to 4 years)	1,419	1,419

	9,512	9,512
Less: Accumulated amortization	(5,234)	(4,039)

Net carrying value	$4,278	$5,473

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

4.    Goodwill and Amortizable Intangible Assets (Continued)

                Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $1.2 million, $1.0 million and $1.0 million, respectively. Amortization expense expected to be recorded for each of the next five years is as follows:

Year Ending December 31,
2011	$918
2012	$627
2013	$590
2014	$590
2015	$590

5.    Equity Investments

                Covance has a minority equity position (less than 20%) in Caprion Proteomics ("Caprion"), a privately held company headquartered in Montreal, Canada, which was acquired in December 2008 for a total cost of $3.1 million. Caprion is a leading provider of proteomics-based services to the pharmaceutical industry. Under the terms of the agreement, Covance serves as the exclusive contract research organization distributor of Caprion's proteomic biomarker services and Caprion serves as Covance's exclusive proteomic discovery provider. As Covance owns less than a 20% interest in Caprion and does not exercise significant influence over the operating or financial decisions of Caprion, the investment is accounted for under the cost method. This investment is included in other assets on the consolidated balance sheet.

                Covance has a 47% minority equity position in Noveprim Limited ("Noveprim"), a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim's net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance's investment. This investment is reflected in other assets on the consolidated balance sheet. During the years ended December 31, 2010, 2009 and 2008, Covance recognized income of $0.8 million, $0.9 million and $1.4 million, respectively, representing its share of Noveprim's earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at December 31, 2010, 2009 and 2008. The carrying value of Covance's investment in Noveprim as of December 31, 2010 and 2009 was $22.0 million and $22.1 million, respectively.

                Covance has a minority equity position (less than 20%) in Bio-Clinica, Inc. ("BIOC") (Nasdaq GM:BIOC), formerly known as Bio-Imaging Technologies, Inc. BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. During the year ended December 31, 2008, Covance recognized income of $0.4 million representing its pro rata share of BIOC's earnings. In the fourth quarter of 2008, Covance suspended the use of the equity method of accounting as its ownership interest in BIOC fell below 20% and it could no longer exercise significant influence over BIOC's operations. In the fourth quarter of 2008, Covance began accounting for its investment in BIOC as an available-for-sale security. The carrying value of Covance's investment in BIOC as of December 31, 2010 and 2009 was $10.5 million and $10.0 million, respectively, as determined based on quoted prices in an active market. This investment is reflected in other assets on the consolidated balance sheet. The $0.5 million increase in the carrying value of the investment results in a $0.3 million increase in the unrealized gain on investment, net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. Accordingly, the balance in the unrealized gain on investment at December 31, 2010 and 2009 was $5.5 million and $5.2 million, net of tax, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

6.    Acquisitions and Divestitures

                In October 2010, Covance acquired research and development facilities located in Porcheville, France and Alnwick, UK from sanofi-aventis for a cash payment of $27.9 million ($21.0 million net of cash acquired). Transaction related costs of approximately $2.6 million were included in selling, general and administrative expense in the period incurred. The acquisition of these facilities provides Covance with new capabilities in CMC (Chemistry, Manufacturing and Controls) services, including preformulation, drug formulation, preclinical and early-stage clinical API (Active Pharmaceutical Ingredient) manufacturing, and radiolabeled chemistry. Pursuant to the asset purchase agreement, Covance will provide services to sanofi-aventis at these facilities over a period of 5 years for $350 million. The tangible assets acquired consisted of property and equipment and are included in Covance's consolidated financial statements beginning in October 2010 based on their estimated fair value of $27.9 million as determined in the preliminary purchase price allocation, partially offset by certain employee related liabilities of $6.9 million assumed in the transaction. The Company has not yet received the final third-party valuation of the assets acquired. As such, this allocation is preliminary pending the outcome of the final valuation. Results of operations for the sites acquired from sanofi-aventis are reported in Covance's early development segment beginning in November 2010. In addition to the acquisition and provision of services at these facilities, Covance and sanofi-aventis also entered into a 10-year strategic alliance, pursuant to which Covance has become sanofi-aventis' R&D partner providing drug development services to sanofi-aventis in amounts ranging from $0.9 billion to $1.9 billion over the term of the agreement.

                In August 2009, Covance acquired certain assets and capabilities of Merck & Co., Inc.'s ("Merck") Gene Expression Laboratory ("GEL") located in Seattle, Washington for $9.75 million in cash. Transaction related costs of $0.7 million were included in selling, general and administrative expense in the period incurred. This acquisition expanded Covance's footprint in the genomics testing market and added capabilities in genomics testing and personalized medicine. The tangible assets acquired consisted of property and equipment and were included in Covance's consolidated financial statements beginning in August 2009 based on their estimated fair value of $5.5 million. The remaining purchase price of $4.2 million represents the fair value of the acquired assembled workforce, which is a component of goodwill. Results of operations for GEL are reported in Covance's early development segment beginning in August 2009. Covance and Merck also entered into an agreement pursuant to which Merck committed to purchase at least $145.0 million of Covance services over a five year period.

                In August 2009, Covance sold its interactive voice and web response ("IVR") service offering, part of Covance's late-stage development segment, to Phase Forward (which was subsequently acquired by Oracle Corporation) for net cash proceeds totaling $9.7 million and recorded a pre-tax gain of $9.0 million ($5.9 million after tax) on the sale. In addition, Covance and Phase Forward entered into a five-year marketing agreement pursuant to which Covance is entitled to receive a referral fee for providing Phase Forward's IVR services to its clients.

                In March 2009, Covance acquired 100% of the stock of Swiss Pharma Contract Ltd. ("Swiss Pharma"), and its 50-bed clinical research facility based in Basel, Switzerland, for total consideration of $22.8 million, as to which $19.4 million ($18.3 million net of cash acquired) was paid at closing with the balance contingently payable based upon the achievement of certain performance based milestones through 2011. Additionally, Covance repaid the entire $5.4 million balance of mortgage debt assumed in the Swiss Pharma acquisition. Transaction related costs of $0.5 million were included in selling, general & administrative expense in the period incurred. Net tangible and intangible assets acquired in the acquisition were included in the consolidated financial statements beginning in March 2009 based on their estimated fair values of $3.0 million and $1.8 million, respectively. Intangible assets are being amortized over a 7 year weighted average life.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

6.    Acquisitions and Divestitures (Continued)

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

                In October 2008, Covance acquired certain assets from Eli Lilly and Company ("Lilly") for cash payments totaling $51.6 million (including transaction related costs of $1.6 million). The acquired assets consisted of 450 acres of Lilly's early drug development campus (land, buildings and equipment) located in Greenfield, Indiana ("Greenfield"). In addition, Covance and Lilly entered into a 10-year agreement with a minimum value of $1.6 billion pursuant to which Covance will provide Lilly a broad range of drug development services. The results of operations for Greenfield and the acquired assets, which are part of Covance's Early Development segment service offering, are included in Covance's consolidated financial statements beginning in October 2008.

7.    Taxes on Income

                The components of income before taxes and the related provision (benefit) for taxes on income for 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Income (loss) before taxes and equity investee earnings:
Domestic	$(71,012)	$94,166	$148,636
International	114,804	143,679	125,687

Total	$43,792	$237,845	$274,323

Federal income taxes:
Current provision	$36,221	$15,463	$42,892
Deferred provision (benefit)	(57,016)	18,724	9,738
International income taxes:
Current provision	10,139	13,993	20,993
Deferred provision (benefit)	(8,110)	10,511	(391)
State and other income taxes:
Current provision	940	1,196	3,616
Deferred provision (benefit)	(5,829)	2,983	2,567

Income tax provision (benefit)	$(23,655)	$62,870	$79,415

                The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Taxes at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	1.1	1.1	1.5
Impact of international operations	(62.8)	(10.8)	(8.6)
Previously unrecognized tax benefits	(27.2)	(0.3)	—
Other, net	(0.1)	1.4	1.0

Total	(54.0)%	26.4%	28.9%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

                Previously unrecognized tax benefits in 2010 consists primarily of the tax benefit recorded in connection with the favorable resolution of income tax audits and tax benefits resulting from tax positions taken in returns filed during 2010.

                The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Current deferred tax assets:
Liabilities/expenses not currently deductible	$34,335	$28,341
Deferred equity compensation	3,353	2,053
Net operating losses	978	1,118

Total current deferred tax assets	38,666	31,512

Current deferred tax liabilities:
Earnings not currently taxable	(3,018)	—

Net deferred tax assets	$35,648	$31,512

Non-current deferred taxes:
Deferred tax assets:
Net operating losses	$9,433	$2,196
Deferred equity compensation	14,872	11,685
Liabilities/expenses not currently deductible	465	4,057

Total non-current deferred tax assets	24,770	17,938

Deferred tax liabilities:
Property and equipment	(50,222)	(110,919)
Earnings not currently taxable	(5,079)	(5,964)

Total non-current deferred tax liabilities	(55,301)	(116,883)

Net non-current deferred tax liabilities	$(30,531)	$(98,945)

                As of December 31, 2010, Covance has United States and foreign net operating loss carryforwards of $36.9 million. The foreign net operating loss carryforwards of $31.5 million have no expiration, while the United States net operating loss carryforwards of $5.4 million are subject to limitation under Internal Revenue Code §382 and will expire at various dates through 2026. It is expected that all loss carryforwards will be realized, and accordingly, no valuation allowance has been provided.

                The net reduction in the deferred tax liability relating to property and equipment results primarily from asset impairment charges, which are not currently deductible for income tax purposes.

                Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance. As a result, taxes have not been provided on accumulated foreign unremitted earnings totaling approximately $605 million at December 31, 2010.

                The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. Components of the reserve are classified as either a current or long-term liability in the consolidated balance sheet based on when the Company expects each of the items to be settled. Covance accrues interest and penalties in relation to unrecognized tax benefits as a component of income tax expense.

                As of December 31, 2010, the balance of the reserve for unrecognized tax benefits was $15.0 million, including accrued interest of $1.0 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet. As of December 31, 2009, the balance of the reserve for unrecognized tax benefits was $17.2 million, including accrued interest of $1.2 million, of which $0.1 million was recorded as a current liability in accrued expenses and other current liabilities, and $17.1 million was recorded as a long-term liability in other liabilities on the consolidated balance sheet. This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits. During the year ended December 31, 2010, the reserve for unrecognized tax benefits was reduced by $2.2 million, as tax benefits totaling $7.7 million were recorded, relating primarily to the favorable resolution of several income tax audits, partially offset by the accrual of $5.5 million in reserves relating to deemed income, other tax matters and the accrual of interest on matters outstanding.

                Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest for the years ended December 31, 2010, 2009 and 2008:

(dollars in millions)
Unrecognized tax benefits as of December 31, 2007	$7.6
Additions related to tax positions in the prior year	2.1
Additions related to tax positions in the current year	2.7
Reductions due to statute expiration	(1.7)

Unrecognized tax benefits as of December 31, 2008	10.7
Additions related to tax positions in the prior year	5.3
Additions related to tax positions in the current year	2.6
Reductions due to settlements and payments	(2.1)
Reductions due to statute expiration	(0.5)

Unrecognized tax benefits as of December 31, 2009	16.0
Additions related to tax positions in the prior year	3.8
Additions related to tax positions in the current year	1.9
Reductions due to settlements and payments	(7.2)
Reductions due to statute expiration	(0.5)

Unrecognized tax benefits as of December 31, 2010	$14.0

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

                Any future changes in the liability for unrecognized tax benefits, resulting from the recognition of tax benefits, would impact the effective tax rate. Over the next twelve months, it is reasonably possible that the uncertainty surrounding up to $8.0 million of the reserve for unrecognized tax benefits related to certain income taxes, deemed income, transfer pricing and state tax issues will be resolved as a result of the expiration of the statute of limitations or the conclusion of various federal, state and foreign tax audits.

                The following tax years remain open to investigation as of December 31, 2010, for the Company's major jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2005-2010
United Kingdom	2008-2010
Switzerland	2006-2010
Germany	2007-2010

8. Credit Facilities

                On October 26, 2010, Covance amended its credit facility which was due to expire in June 2012. The amended credit agreement (the "Credit Agreement") provides for a revolving credit facility of up to $250 million, which may be expanded to $300 million at Covance's election, and a term loan commitment of $100 million. At December 31, 2010 there were $35.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the revolving credit facility and $97.5 million of outstanding debt under the term loan facility. At December 31, 2009 there were no outstanding borrowings and $1.4 million of outstanding letters of credit under the previous credit facility. Interest on all outstanding borrowings under the Credit Agreement is computed in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 200 basis points. Interest on all outstanding borrowings under the previous credit facility was also based upon the London Interbank Offered Rate plus a margin of 200 basis points. Interest on outstanding borrowings approximated 2.38% per annum during 2010 and 1.63% per annum during 2009. Costs associated with the Credit Agreement, which expires in October 2015, consisted primarily of bank and legal fees totaling $1.7 million, and are being amortized over the five year term.

                The Company pays a commitment fee of 30 basis points on the undrawn balance of the revolving credit facility, which totaled approximately $0.5 million and $0.2 million during the years ended December 31, 2010 and 2009, respectively. The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. At December 31, 2010, Covance was in compliance with the terms of the Credit Agreement.

                As of December 31, 2010, the contractual maturity of the Company's $97.5 million long term debt is as follows:

Year Ending December 31,	Maturities
2011	$10,000
2012	$10,000
2013	$10,000
2014	$10,000
2015	$57,500

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

9. Employee Benefit Plans

                Covance sponsors various pension and other post-retirement benefit plans. All plans have a measurement date of December 31.

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

                The components of net periodic pension cost for these plans for 2010, 2009 and 2008 are as follows:

	United Kingdom Plans			German Plan
	2010	2009	2008	2010	2009	2008
Components of Net Periodic Pension Cost:
Service cost	$3,682	$3,150	$5,226	$754	$576	$597
Interest cost	7,718	7,200	7,825	584	527	486
Expected return on plan assets	(8,996)	(7,552)	(8,877)	—	—	—
Amortization of net actuarial loss	1,249	1,162	1,207	74	7	46
Expected participant contributions	(2,074)	(1,933)	(1,999)	—	—	—

Net periodic pension cost	$1,579	$2,027	$3,382	$1,412	$1,110	$1,129

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.75%	6.25%	5.50%	5.50%	6.25%	5.60%
Expected rate of return on assets	6.75%	6.75%	6.75%	n/a	n/a	n/a
Salary increases	4.50%	4.25%	4.25%	3.00%	3.00%	3.00%

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
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

9. Employee Benefit Plans (Continued)

                The change in the projected benefit obligation and plan assets, the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2010 and 2009 is as follows:

	United Kingdom Plans		German Plan
	2010	2009	2010	2009
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$139,875	$111,868	$11,466	$8,691
Service cost	3,682	3,150	754	576
Interest cost	7,718	7,200	584	527
Actuarial loss	12,156	14,906	850	1,740
Benefits paid	(2,374)	(4,823)	(132)	(134)
Foreign currency exchange rate changes	(4,453)	7,574	(960)	66

Benefit obligation, end of year	$156,604	$139,875	$12,562	$11,466

Change in Fair Value of Assets:
Fair value of plan assets, beginning of year	$135,006	$105,343	$—	$—
Covance contributions	6,175	9,749	—	—
Employee contributions	2,026	1,912	—	—
Actual return on plan assets	17,152	15,626	—	—
Benefits paid	(2,374)	(4,823)	—	—
Foreign currency exchange rate changes	(4,301)	7,199	—	—

Fair value of plan assets, end of year	$153,684	$135,006	$—	$—

Funded status at end of year—under funded	$(2,920)	$(4,869)	$(12,562)	$(11,466)

	United Kingdom Plans		German Plan
	2010	2009	2010	2009
Amounts recognized in the consolidated balance sheets:
Current liabilities	$—	$—	$(172)	$(160)
Non-current liabilities	(2,920)	(4,869)	(12,390)	(11,306)

Total	$(2,920)	$(4,869)	$(12,562)	$(11,466)

                Covance contributed $6.2 million in 2010 and $9.7 million (including a discretionary contribution of $4.8 million) in 2009 to its United Kingdom plans and expects to contribute $6.3 million in 2011. No contributions were made during 2010 or 2009 to the German plan, nor are any contributions expected to be made to the German plan in 2011, since that plan is unfunded.

                The accumulated benefit obligation for the United Kingdom pension plans was $126.9 million and $111.3 million at December 31, 2010 and 2009, respectively. The accumulated benefit obligation for the German plan was $10.0 million and $8.7 million at December 31, 2010 and 2009, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The amounts recognized in accumulated other comprehensive income as of December 31, 2010 and 2009 are as follows:

	United Kingdom Plans		German Plan
	2010	2009	2010	2009
Net actuarial loss	$40,659	$37,680	$2,908	$2,145
Less: Tax benefit (deferred tax asset)	(11,385)	(10,850)	(889)	(711)

Accumulated other comprehensive income impact	$29,274	$26,830	$2,019	$1,434

Weighted Average Assumptions Used to Determine Benefit Obligations:
Discount rate	5.20%	5.75%	4.60%	5.50%
Salary increases	4.50%	4.50%	2.50%	3.00%

                The net actuarial loss for the United Kingdom and German pension plans required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2011 is expected to be $1.3 million and $0.1 million, respectively.

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

Equity securities	51%–61%
Debt securities	34%–44%
Real estate	4%–9%
Other	0%–5%

                The weighted average asset allocation of the United Kingdom pension plans as of December 31, 2010 and 2009 by asset category is as follows:

	2010	2009
Equity securities	54%	53%
Debt securities	37%	36%
Real estate	5%	5%
Other	4%	6%

Total	100%	100%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

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

                The fair value of the Company's United Kingdom pension plans' assets as of December 31, 2010, by asset category, are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$46	$46	$—	$—
Mutual funds(a)	153,638	—	153,638	—

Total	$153,684	$46	$153,638	$—

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

                Expected future benefit payments are as follows:

Year Ending December 31,	United Kingdom Plans	German Plan
2011	$2,089	$172
2012	$2,233	$182
2013	$3,093	$203
2014	$3,127	$221
2015	$4,013	$236
2016-2020	$22,655	$1,257

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The components of net periodic pension cost for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Components of Net Periodic Pension Cost:
Service cost	$1,391	$1,056	$1,234
Interest cost	693	594	868
Amortization of prior service credit	(119)	(119)	(119)
Amortization of net actuarial loss	226	—	107
Settlement loss	—	643	—

Net periodic pension cost	$2,191	$2,174	$2,090

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.25%	6.00%	5.75%
Salary increases	4.00%	4.00%	4.00%

                The net periodic pension cost for the year ended December 31, 2009 includes a non-cash charge of $0.6 million as a result of a plan settlement due to total lump-sum distributions from the plan in 2009 exceeding service and interest costs for that year.

                The change in the projected benefit obligation, the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2010 and 2009 is as follows:

	2010	2009
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$12,082	$14,190
Service cost	1,391	1,056
Interest cost	693	594
Actuarial loss	931	2,404
Benefits paid	(572)	(6,162)

Benefit obligation, end of year	$14,525	$12,082

Funded status at end of year—under funded	$(14,525)	$(12,082)

	2010	2009
Amounts recognized in the consolidated balance sheets:
Current liabilities	$—	$(568)
Non-current liabilities	(14,525)	(11,514)

Total	$(14,525)	$(12,082)

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The accumulated benefit obligation as of December 31, 2010 and 2009 is $12.2 million and $9.5 million, respectively.

                The amounts recognized in accumulated other comprehensive income and not yet recognized as a component of net periodic pension cost as of December 31, 2010 and 2009 are as follows:

	2010	2009
Net actuarial loss	$4,217	$3,512
Prior service credit	(926)	(1,045)
Less: Tax benefit (deferred tax asset)	(1,163)	(987)

Accumulated other comprehensive income impact	$2,128	$1,480

                The net actuarial loss and prior service credit required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2011 are estimated to be $0.3 million and $(0.1) million, respectively.

	2010	2009
Weighted Average Assumptions Used to Determine Benefit Obligation:
Discount rate	4.40%	5.25%
Salary increases	3.75%	4.00%

                Expected future benefit payments are as follows:

Year Ending December 31,
2011	$—
2012	$—
2013	$1,976
2014	$1,117
2015	$6,518
2016-2020	$2,882

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The components of net periodic post-retirement benefit cost for 2010, 2009 and 2008 are as follows:

	2010		2009		2008
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$108		$96		$119
Interest cost	314		310		313
Amortization of net actuarial loss	33		—		5

Net periodic post-retirement benefit cost	$455		$406		$437

Weighted Average Assumptions Used to Determine Net Periodic
Post-retirement Benefit Cost:
Weighted average discount rate	5.25%		6.00%		5.75%
Health care cost trend rate	7.50	%(a)	8.00	%(a)	8.50	%(a)

  (a)
  decreasing to ultimate trend of 5.00% in 2015

                The change in the projected post-retirement benefit obligation, the funded status of the plan and the reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2010 and 2009 is as follows:

	2010	2009
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$5,537	$5,637
Service cost	108	96
Interest cost	314	310
Participant contributions	582	553
Actuarial loss (gain)	666	(295)
Benefits paid	(1,068)	(938)
Federal subsidy on benefits paid	85	174

Benefit obligation, end of year	$6,224	$5,537

Funded status at end of year—under funded	$(6,224)	$(5,537)

	2010	2009
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(588)	$(553)
Non-current liabilities	(5,636)	(4,984)

Total	$(6,224)	$(5,537)

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The amounts recognized in accumulated other comprehensive income as of December 31, 2010 and 2009 are as follows:

	2010	2009
Net actuarial loss	$786	$152
Less: Tax benefit (deferred tax asset)	(278)	(61)

Accumulated other comprehensive income impact	$508	$91

                The net actuarial loss required to be amortized from accumulated other comprehensive income into net periodic post-retirement benefit cost in 2011 is estimated to be $30 thousand.

	2010		2009
Assumptions Used to Determine Benefit Obligation:
Weighted average discount rate	4.70%		5.25%
Health care cost trend rate	8.50%	(a)	7.50%

  (a)
  decreasing to ultimate trend of 5.00% in 2017

                A one-percentage-point increase or decrease in the assumed health care cost trend rate would not impact the net service and interest cost components of the net periodic post-retirement benefit cost or the post-retirement benefit obligation since future increases in plan costs are paid by participant contributions. Covance expects to contribute $0.6 million to the post-employment retiree health and welfare plan in 2011.

                Expected future gross benefit payments, Federal subsidies and net benefit payments are as follows:

Year Ending December 31,	Gross Benefit Payments	Federal Subsidies	Net Benefit Payments
2011	$1,277	$(128)	$1,149
2012	$1,297	$(140)	$1,157
2013	$1,359	$(148)	$1,211
2014	$1,393	$(156)	$1,237
2015	$1,577	$—	$1,577
2016-2020	$7,798	$—	$7,798

    Defined Contribution Plans

                U.S. employees are eligible to participate in Covance's 401(k) plan, while employees in international locations are eligible to participate in either defined benefit or defined contribution plans, depending on the plan offered at their location. Aggregate Covance contributions to its various defined contribution plans totaled $33.1 million, $26.8 million and $26.6 million for 2010, 2009 and 2008, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity

    Preferred Stock

                Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 2010, no Covance Series Preferred Stock has been issued or is outstanding.

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

    Treasury Stock

                The Board of Directors has, from time to time, approved stock repurchase programs enabling Covance to repurchase shares of its common stock. In September 2010, the Covance Board of Directors authorized the repurchase of up to $250 million of the Company's outstanding common stock (the "2010 Repurchase Program"). This was in addition to a 3.0 million share buyback authorization approved by the Covance Board of Directors in 2007 (the "2007 Repurchase Program"). In November 2010, the Company entered into an agreement with an independent financial institution to execute the 2010 Repurchase Program through an accelerated share repurchase transaction (the "ASR"). Pursuant to the ASR, the Company provided the independent financial institution with an upfront payment totaling $250 million and the independent financial institution delivered to the Company 4.75 million shares of its common stock. The number of shares delivered was determined based upon the volume weighted-average price ("VWAP") during the initial averaging period (as defined in the ASR). The actual number of shares that will be repurchased under the ASR will be determined based upon the VWAP during the repurchase period. To the extent that the actual VWAP is lower than the initial VWAP used to determine the 4.75 million shares already delivered, additional shares will be repurchased by the independent financial institution and those shares will be delivered to Covance at the end of the repurchase period. At December 31, 2010, there were 0.8 million shares remaining for purchase under the 2007 Repurchase Program. In addition to the Board approved share repurchase programs, Covance also reacquires shares of its common stock when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

                The following table sets forth the treasury stock activity during 2010, 2009 and 2008:

	2010		2009		2008
(amounts in thousands)	$	# shares	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$250,000	4,753.6	$—	—	$126,710	1,500.0
Employee benefit plans	6,351	115.2	4,828	106.6	6,196	102.2

Total	$256,351	4,868.8	$4,828	106.6	$132,906	1,602.2

    Stock-Based Compensation Plans

                In May 2010, Covance's shareholders approved the 2010 Employee Equity Participation Plan (the "2010 EEPP") in replacement of the 2007 Employee Equity Participation Plan (the "2007 EEPP"). Effective upon approval of the 2010 EEPP, no further grants or awards were permitted under the 2007 EEPP. Shares remaining available for grant under the 2007 EEPP are available for grant under the 2010 EEPP. The 2010 EEPP became effective on May 6, 2010 and will expire on May 5, 2020. The 2010 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the "Compensation Committee"), or such committee as is appointed by the Covance Board of Directors, to administer the 2010 EEPP and to grant awards to employees of Covance. The 2010 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Shares granted, other than options or SARs, shall be counted against the shares available for grant based upon the ratio of 1.74 for every 1 share granted. The exercise period for stock options granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant. Beginning in 2009, options are generally granted with a pro rata three year vesting period for all employees. Prior to 2009, options were generally granted with a pro rata three year vesting period for senior executives and a pro rata two year vesting period for all other optionees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2010 EEPP totaled approximately 4.3 million plus approximately 1.3 million shares remaining available under the 2007 EEPP at the time the 2010 EEPP was approved. All grants and awards under the 2007 EEPP remaining outstanding are now administered in accordance with the provisions of the 2007 EEPP out of shares issuable under the 2010 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights under the 2007 EEPP or the 2010 EEPP. At December 31, 2010 there were approximately 5.8 million shares remaining available for grants under the 2010 EEPP.

                The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period of the related awards based upon the grant-date fair value of awards expected to vest. Results of operations for the year ended December 31, 2010 include $32.3 million ($22.0 million net of tax benefit of $10.3 million) of total stock-based compensation expense, $17.2 million of which has been included in cost of revenue and $15.1 million of which has been included in selling, general and administrative expenses. Results of operations for the year ended December 31, 2009 include $26.9 million ($18.3 million net of tax benefit of $8.6 million) of total stock-based compensation expense, $11.5 million of which has been included in cost of revenue and $15.4 million of which has been included in selling, general and administrative expenses. Results of

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

operations for the year ended December 31, 2008 include $25.5 million ($17.2 million net of tax benefit of $8.3 million) of total stock-based compensation expense, $9.9 million of which has been included in cost of revenue and $15.6 million of which has been included in selling, general and administrative expenses.

                Options—The grant-date fair value of stock option awards is estimated using an option pricing model. For stock options granted on or subsequent to January 1, 2006, the Company uses the Lattice-Binomial option pricing formula to estimate the grant-date fair value of stock option awards, whereas for stock options granted prior to January 1, 2006, the Company used the Black-Scholes-Merton option pricing formula. In order to estimate the grant-date fair value, option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock, (c) the risk-free interest rate for the expected term of the option and (d) pre-vesting forfeiture rates. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the volatility of the Company's stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from the U.S. Treasury zero-coupon yield curve for issues with a remaining duration equal to the expected term of the option. Pre-vesting forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

                The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Expected stock price volatility	35%	36%	39%
Range of risk free interest rates	0.1% - 3.8%	0.3% - 2.6%	1.9% - 3.7%
Expected life of options (years)	4.7	4.6	4.4

                The following table sets forth Covance's stock option activity as of and for the year ended December 31, 2010:

	Number of Shares (in thousands)	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Options outstanding, December 31, 2009	2,959.8	$43.24
Granted	1,007.9	$56.61
Exercised	(367.3)	$27.31
Forfeited	(170.3)	$49.06

Options outstanding, December 31, 2010	3,430.1	$48.59	6.7 years	$26.9

Vested & unvested expected to vest, December 31, 2010	3,362.4	$48.49	6.7 years	$26.7
Exercisable at December 31, 2010	1,852.9	$46.12	4.9 years	$20.9

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

                The weighted-average grant-date fair value per share of options granted during 2010, 2009 and 2008 was $18.55, $12.73 and $28.34, respectively. As of December 31, 2010, the total unrecognized compensation cost related to non-vested stock options granted was $17.0 million and is expected to be recognized over a weighted average period of 1.9 years.

                The following table sets forth the aggregate intrinsic value of options exercised and the aggregate grant-date fair value of shares which vested during 2010, 2009 and 2008:

	2010	2009	2008
(in millions)
Aggregate intrinsic value of options exercised	$9.7	$3.7	$30.3
Aggregate grant-date fair value of shares vested	$8.3	$7.3	$7.1

                Cash proceeds from stock options exercised during the years ended December 31, 2010, 2009 and 2008 totaled $10.0 million, $3.1 million and $17.9 million, respectively. The cash flows resulting from tax benefits realized on tax deductions in excess of the compensation expense recognized for stock options exercised in the period are classified as a financing cash flow. The excess tax benefit classified as a financing cash inflow during the years ended December 31, 2010, 2009 and 2008 was $1.6 million, $0.8 million and $7.3 million, respectively. The actual tax benefit realized on stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $2.9 million, $1.3 million and $8.9 million, respectively. The difference between the actual tax benefit received and the excess tax benefit for the years ended December 31, 2010, 2009 and 2008, of $1.3 million, $0.5 million and $1.6 million, respectively, is classified as an operating cash inflow.

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

                The following table sets forth Covance's performance-based shares and restricted stock activity as of and for the year ended December 31, 2010:

	Performance-based Shares		Restricted Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	203.1	$55.24	646.7	$48.25
Granted	74.0	$56.93	567.8	$55.99
Vested	(38.6)	$80.34	(263.3)	$51.99
Forfeited	(52.7)	$44.62	(91.7)	$49.91

Nonvested at December 31, 2010	185.8	$53.70	859.5	$52.05

                The blended weighted average grant-date fair value of performance-based shares and restricted stock awards granted during the year ended December 31, 2010, 2009 and 2008 was $56.10, $41.70 and $78.58, respectively. As of December 31, 2010, the total unrecognized compensation cost related to non-vested performance-based shares and restricted stock awards was $31.7 million. This cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of performance-based shares and restricted stock which vested during 2010, 2009 and 2008 was $16.8 million, $17.1 million and $14.7 million, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

                Employee Stock Purchase Plan—Covance had an employee stock purchase plan (the "ESPP"), pursuant to which Covance made available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP, administered by the Compensation Committee, was intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions. A maximum of 3.0 million shares were available for purchase by Covance employees under the ESPP. During 2010, 2009 and 2008, a total of 163,232 shares, 200,054 shares and 89,760 shares of common stock, respectively, were issued under the ESPP. At December 31, 2010, there were approximately 0.3 million shares remaining for purchase under the ESPP. Effective January 1, 2011, the ESPP was terminated.

11.    Commitments and Contingencies

                Minimum annual rental commitments under non-cancelable operating leases, primarily for offices and laboratory facilities, in effect at December 31, 2010 are as follows:

Year Ending December 31,
2011	$28,481
2012	$24,973
2013	$21,495
2014	$11,550
2015	$9,465
2016 and beyond	$49,877

                Operating lease rental expense aggregated $35.6 million, $31.8 million and $29.2 million for 2010, 2009 and 2008, respectively.

12.    Facility Consolidation and Other Cost Reduction Actions

                During the year ended December 31, 2010, Covance incurred costs totaling $28.0 million ($25.1 million of which has been included in selling, general and administrative expenses and $2.9 million of which has been included in depreciation and amortization) in connection with two restructuring actions. First, during the second quarter of 2010, the Company announced plans to reduce costs, primarily by closing and transitioning work conducted at its Austin, Texas Phase I clinic and Kalamazoo, Michigan research products facility into other more efficient locations. These actions were completed during 2010 and resulted in costs totaling $9.6 million. Second, during the fourth quarter, the Company announced plans to further rationalize capacity, reduce the cost of overhead and support functions and to streamline processes. In connection with the fourth quarter actions, the Company expects to incur costs totaling approximately $37 million, of which $18.4 million was incurred during the fourth quarter and the remaining costs are expected to be incurred during 2011.

                Costs incurred or expected to be incurred in connection with these restructuring activities include employee separation costs, including severance, benefits and outplacement, lease and facility exit costs, accelerated depreciation associated with assets to be disposed of in connection with the exit activities and other expenses.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

12.    Facility Consolidation and Other Cost Reduction Actions (Continued)

                The following table sets forth the rollforward of the restructuring activity for the year ended December 31, 2010:

Description	Balance, Dec. 31, 2009	Total Charges	Cash Payments	Other	Balance, Dec. 31, 2010
Employee separation costs	$—	$18,051	$(6,327)	$14	$11,738
Lease and facility exit costs	—	4,753	(1,006)	—	3,747
Accelerated depreciation	—	2,873	—	(2,873)	—
Other costs	—	2,353	(850)	(657)	846

Total	$—	$28,030	$(8,183)	$(3,516)	$16,331

                Costs expected to be incurred by category for both actions total $24 million in employee separation costs, $12 million in lease and facility exit costs, $4 million in accelerated depreciation and $7 million in other costs. Costs by segment are expected to total $22 million in our early development segment, $13 million in our late-stage development segment and $12 million in corporate expenses. Costs incurred through December 31, 2010 totaled $14.1 million in our early development segment, $7.3 million in our late-stage development segment and $6.6 million in corporate expenses.

                Other expenses include legal and professional fees primarily associated with employee related matters and the outsourcing of certain functions as well as the loss on disposal of assets. Other activity in the reserve rollforward reflects accelerated depreciation and the loss on disposal of assets.

13.    Asset Impairment

                Covance reviews its long-lived assets, other than goodwill and other indefinite lived intangible assets, for impairment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance's judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations.

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

                The fair value of these assets was determined with the assistance of an independent third party appraiser. Covance's Chandler, Arizona facility, which will continue to be held and used, was valued at $79.7 million based upon both the future cash flows expected to be generated from the facility, discounted at the risk-free rate of interest, and an estimated market value of the facility. These assets are included in property and equipment on the consolidated balance sheet as of December 31, 2010. The property in Manassas, Virginia

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

13.    Asset Impairment (Continued)

consists primarily of land that was intended to be utilized for future expansion projects in the Early Development segment. Covance now intends to sell this property and its carrying value has been reduced to a fair value of $7.2 million, which value is based upon market rates for similar properties sold in the region, net of selling costs. As a result, the Manassas property has been reclassified from property and equipment to other current assets on the consolidated balance sheet as of December 31, 2010.

                The following table presents the above non-financial assets measured at estimated fair value as of September 30, 2010 and the resulting impairment losses included in earnings for the year ended December 31, 2010:

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

14.    Segment Information

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

14.    Segment Information (Continued)

	Early Development		Late-Stage Development		Other Reconciling Items		Total
Total revenues from external customers:
2010	$840,309		$1,085,321		$112,843	(a)	$2,038,473
2009	$791,801		$1,075,833		$94,992	(a)	$1,962,626
2008	$844,782		$883,316		$98,969	(a)	$1,827,067
Depreciation and amortization:
2010	$68,216		$18,887		$15,921	(b)	$103,024
2009	$62,108		$16,221		$12,960	(b)	$91,289
2008	$48,010		$16,808		$6,753	(b)	$71,571
Operating income:
2010	$(31,989	)(g)	$225,482	(h)	$(146,000	)(c)	$47,493
2009	$99,728		$254,510		$(125,628	)(c)	$228,610
2008	$205,395		$170,141		$(111,886	)(c)	$263,650
Segment assets:
2010	$1,110,862	(i)	$706,395		$148,285	(d)	$1,965,542
2009	$1,184,401		$612,572		$177,971	(d)	$1,974,944
2008	$1,136,928		$453,448		$162,712	(d)	$1,753,088
Investment in equity method investees:
2010	$22,032	(e)	$—		$—		$22,032
2009	$22,062	(e)	$—		$—		$22,062
2008	$23,427	(e)	$—		$—		$23,427
Capital expenditures:
2010	$69,392		$48,385		$8,501	(f)	$126,278
2009	$69,554		$40,815		$20,710	(f)	$131,079
2008	$253,652		$23,539		$41,737	(f)	$318,928

  (a)
  Represents revenues associated with reimbursable out-of-pocket expenses.

  (b)
  Represents depreciation and amortization on corporate fixed assets.

  (c)
  Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense). Corporate expenses include restructuring costs of $6,632 in 2010.

  (d)
  Represents corporate assets.

  (e)
  Represents equity investment in Noveprim Limited.

  (f)
  Represents corporate capital expenditures.

  (g)
  Early Development operating income includes asset impairment charges of $119,229 and restructuring costs of $14,069 in 2010.

  (h)
  Late-Stage Development operating income includes restructuring charges of $7,329 in 2010.

  (i)
  Early Development assets reflect impact of asset impairment charges of $119,229 in 2010.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, unless otherwise indicated)

14.    Segment Information (Continued)

    Enterprise-Wide Disclosures

                Net revenues from external customers for each significant service area for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Preclinical Laboratory Services	Central (Clinical) Laboratory Services	Clinical Development Services	All Other Services	Total
2010	$623,742	$609,656	$376,401	$315,831	$1,925,630
2009	$606,964	$608,378	$346,748	$305,544	$1,867,634
2008	$667,122	$464,715	$302,894	$293,367	$1,728,098

                Net revenues from external customers and long-lived assets for each significant geographic location for the years ended December 31, 2010, 2009 and 2008 are as follows:

	United States		United Kingdom	Switzerland	Other	Total
Net revenues from external customers(1)
2010	$1,080,682		$220,057	$278,625	$346,266	$1,925,630
2009	$1,075,611		$203,973	$282,152	$305,898	$1,867,634
2008	$1,038,808		$227,083	$215,478	$246,729	$1,728,098
Long-lived assets(2)
2010	$609,237	(3)	$114,656	$46,847	$73,243	$843,983
2009	$722,468		$111,393	$42,641	$45,493	$921,995
2008	$683,897		$102,851	$29,447	$44,762	$860,957

  (1)
  Net revenues are attributable to geographic locations based on the physical location where the services are performed.

  (2)
  Long-lived assets represents the net book value of property and equipment.

  (3)
  Reflects impact of asset impairment charges of $119,229 in 2010.

15.    Subsequent Events

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

                (b)           Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. See Management's Report on Consolidated Financial Statements and Internal Control, which is included herein.

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

                (d)           Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

                None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

                The information required by this item for executive officers is set forth under the heading "Executive Officers" in Part I, Item 1 of this report.

Directors

                Robert Barchi, M.D., Ph.D., 64, has been President of Thomas Jefferson University since September 2004. Prior to that, Dr. Barchi was Provost of the University of Pennsylvania since 1999. Previously, he served as Chair of the University of Pennsylvania's Department of Neurology and as founding Chair of the University's Department of Neuroscience. Dr. Barchi was also Director of the Mahoney Institute of Neurological Sciences for more than 12 years and was the Director of the Dana Fellowship Program in Neuroscience and Director of the Clinical Neuroscience Track. He was the founder and President of Penn Neurocare, a regional specialty network. Dr. Barchi has been a member of the Covance Board since October 2003.

                Gary E. Costley, Ph.D., 67, is a co-founder and managing director of C&G Capital and Management, LLC, which provides capital and management to health, medical and nutritional products and services companies. He was Chairman and Chief Executive Officer of International Multifoods Corporation, a manufacturer and marketer of branded consumer food and food service products from November 2001 until June 2004, and Chairman, President and Chief Executive Officer from 1997 through 2001. Dr. Costley has been a member of the Covance Board since September 2007. Dr. Costley is also a Director of The Principal Financial Group, a global financial institution, Tiffany & Co., a jewelry company, and Prestige Brand Holdings, Inc., a consumer products company.

                Sandra L. Helton, 61, was Executive Vice President and Chief Financial Officer of Telephone & Data Systems, Inc., a telecommunications service company, ("TDS") from October 2000 through December 2006. She joined TDS as Executive Vice President—Finance and Chief Financial Officer in August 1998. Prior to joining TDS, Ms. Helton was the Vice President and Corporate Controller of Compaq Computer Corporation between 1997 and 1998. Prior to that time, Ms. Helton was employed by Corning Incorporated. At Corning, Ms. Helton was Senior Vice President and Treasurer between 1994 and 1997 and was Vice President and Treasurer between 1991 and 1994. Ms. Helton has been a member of the Covance Board since September 2003. Ms. Helton is also a Director of The Principal Financial Group, a global financial institution, and was elected a Director of Lexmark International, Inc., a printing and imaging solutions company, on February 24, 2011. Ms. Helton was a Director of TDS and US Cellular Corporation through December 31, 2006.

                Joseph L. Herring, 55, has been Covance's Chief Executive Officer since January 2005, and Chairman since January 2006. Mr. Herring was President and Chief Operating Officer from November 2001 to December 2004, and was Covance's Corporate Senior Vice President and President—Early Development Services from October 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring spent 18 years at the American Hospital Supply/Baxter International/Caremark International family of healthcare service companies where he held a variety of senior leadership positions, culminating in the position of Vice President and General Manager of its oncology business. Mr. Herring has been a member of the Covance Board since 2004.

                John McCartney, 58, has been Chairman of Huron Consulting Group Inc., a healthcare and educational consulting company since May 2, 2010. Mr. McCartney served as Chairman of A.M. Castle & Co., a specialty metals and plastics distributor from May 2007 to may 2010 and remains on its Board of Directors. Mr. McCartney served as the Chairman of Westcon Group, Inc., a specialty distributor of networking and communications equipment until March 2009 and remains on its Board of Directors. Mr. McCartney was the Vice-Chairman of Datatec Limited, a technology holding company, from 1998 to 2004 and currently serves on its Board of Directors. Mr. McCartney was formerly President and Chief Operating Officer of U.S. Robotics. Mr. McCartney also served on the Board of Federal Signal Corporation, an environmental, safety and transportation solutions company, until April 24, 2010. Mr. McCartney has been a member of the Covance Board since May 2009.

                Joseph C. Scodari, 58, was Worldwide Chairman, Pharmaceuticals Group, of Johnson & Johnson, a diversified healthcare company, ("J&J") and a member of J&J's Executive Committee from March 2005 until March 2008. From 2003 to March 2005, Mr. Scodari was Company Group Chairman of J&J's Biopharmaceutical Business. Mr. Scodari joined J&J in 1999 as President and Chief Operating Officer of Centocor, Inc., when J&J acquired the company. Mr. Scodari has been a member of the Covance Board since May 2008. Mr. Scodari is a Director of Actelion Pharmaceuticals, Ltd., a pharmaceuticals company, and Endo Pharmaceuticals, Inc., a pharmaceuticals company.

                Bradley T. Sheares, 54, served as Chief Executive Officer of Reliant Pharmaceuticals, Inc., a pharmaceutical company with integrated sales, marketing and development expertise that marketed a portfolio of branded cardiovascular pharmaceutical products, from January 2007 through its acquisition by GlaxoSmithKline plc in December 2007. Prior to joining Reliant, Dr. Sheares served as President of U.S. Human Health, Merck & Co., Inc. from March 2001 until July 2006. Prior to that time, he served as Vice President, Hospital Marketing and Sales for Merck's U.S. Human Health business. Dr. Sheares joined Merck in 1987 as a research fellow in the Merck Research Laboratories and held a wide range of positions within Merck, in business development, sales, and marketing, before becoming Vice President in 1996. Dr. Sheares has been a member of the Covance Board since February 2009. Dr. Sheares is also a Director of The Progressive Corporation, an insurance and related services company, Honeywell International, Inc., a diversified technology and manufacturing company, and Henry Schein, Inc., a healthcare products and services company. Dr. Sheares was a Director of IMS Health, a healthcare services company, until February 2010.

                Information under the headings "Proposal 1—Election of Directors," "The Board of Directors and its Committees," "Committees of the Board," "Board Nomination Process" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with the 2011 Annual Meeting of Shareholders to be held May 12, 2011, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

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

Item 11.    Executive Compensation

                Information on Director and executive compensation is incorporated by reference to the headings "Directors' Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement in connection with its 2011 Annual Meeting of Shareholders to be held on May 12, 2011, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.    Security Ownership by Certain Beneficial Owners and Management of Covance

                Information on security ownership by certain beneficial owners and management of Covance is incorporated by reference to the headings "Stock Ownership of Directors, Executive Officers and Certain Shareholders" in the Company's definitive Proxy Statement in connection with its 2011 Annual Meeting of Shareholders to be held on May 12, 2011, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2010 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                Covance maintains the Covance Inc. 2010 Employee Equity Participation Plan, the Covance Inc. 2002 Employee Stock Option Plan, the 2008 Stock Option Plan for Non-Employee Directors, the 1998 Stock Option Plan for Non-Employee Directors, the Deferred Stock Unit Plan for Non-Employee Directors and the Restricted Unit Plan for Non-Employee Members of the Board of Directors, pursuant to which it has granted or may grant equity awards to eligible persons. Covance also maintained an Employee Stock Purchase Plan which was terminated effective January 1, 2011.

                The following table gives information about equity awards under Covance's above mentioned plans at December 31, 2010. The only plan mentioned above pursuant to which equity securities are authorized to be issued which has not received shareholder approval is the Covance Inc. 2002 Employee Stock Option Plan. For a description of the material features of these plans, please see Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,579,702	$50.92	5,966,013
Equity compensation plans not approved by security holders	850,366	$41.51	318,931	(1)
TOTAL	3,430,068	$48.59	6,284,944	(1)

  (1)
  Includes 318,931 securities available for issuance under Covance's Employee Stock Purchase Plan pursuant to which Covance made available for sale to its employees shares of Common Stock at a price equal to 85% of the lower of fair market value on the first or last day of each calendar quarter. This plan was terminated effective January 1, 2011.

Item 13.   Certain Relationships and Related Transactions

                Incorporated by reference to the heading "The Board of Directors and its Committees" in the Company's definitive Proxy Statement in connection with its 2011 Annual Meeting of Shareholders to be held on May 12, 2011, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.    Principal Accountant Fees and Services

                Incorporated by reference to the heading "Principal Accountant Fees and Services" in the Company's definitive Proxy Statement in connection with its 2011 Annual Meeting of Shareholders to be held on May 12, 2011, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1.	Financial Statements. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 35.
2.	Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.	Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (b) below and in the accompanying Exhibit Index.

(b) Item 601 Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Form 8-K, filed with the SEC on December 16, 2008.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on December 16, 2008.
10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.
10.3	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.5	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.6	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.7	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.8	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.10	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.11	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.12	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.13	Covance Inc. Variable Compensation Plan effective January 1, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.14	Form of Executive Officer Restricted Stock Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

Exhibit Number	Description
10.15	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.16	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.17	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.18	Agreement between Covance Inc. and Deborah Tanner dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 23, 2006.
10.19	Form of Restricted Share Agreement between Covance Inc. and each of Wendel Barr and Richard F. Cimino dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 28, 2006.
10.20	Agreement and Plan of Merger dated April 20, 2006 between Covance Clinical Research Unit Inc., TYD Inc., Radiant Research Inc., and James Stevenson and Christopher Grant, Jr. Incorporated by reference to Covance's Form 8-K dated April 26, 2006.
10.21	Amendment No.1 to the Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 16, 2006.
10.22	Amendment No.1 to the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated December 12, 2006.
10.23	Restricted Share Agreement between Covance Inc. and Joseph Herring dated February 22, 2007. Incorporated by reference to Covance's Form 8-K dated February 28, 2007.
10.24	Covance Inc. 2007 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 10-Q dated May 8, 2007.
10.25	Covance Inc. Management Deferral Plan. Incorporated by reference to Covance's Form 8-K dated October 1, 2007.
10.26	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
10.27	Restricted Stock Agreement between Covance Inc. and James Lovett dated March 31, 2008. Incorporated by reference to Covance's Form 8-K dated April 2, 2008.
10.28	Covance Inc. 2008 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.29	Amended and Restated Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.30	Letter agreement between Covance Inc. and Joseph Herring dated as of December 31, 2008. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.31	Form of letter agreement between Covance Inc. and each of Wendel Barr, Richard Cimino, Donald Kraft, William Klitgaard, James Lovett, Michael Lehmann and Deborah Tanner. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.32	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.33	Letter Agreement between Covance Inc. and Anthony Cork dated as of February 28, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.34	Form of Indemnification Agreement between Covance Inc. and each member of the Board of Directors dated as of February 19, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.35	Form of Executive Officer Indemnification Agreement. Incorporated by reference to Covance's Form 8-K dated April 24, 2009.
10.36	Covance Inc. 2010 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 8-K dated May 11, 2010.

Exhibit Number	Description
10.37	Credit Agreement dated June 16, 2009 with PNC Bank National Association, as agent and the banks named therein. Incorporated by reference to Covance's Form 8-K dated June 22, 2009.
10.38	Letter Agreement between Covance Inc. and Donald Kraft dated as of June 18, 2010. Incorporated by reference to Covance's Form 8-K dated June 18, 2010.
10.39	Credit Agreement dated October 26, 2010 with PNC Bank National Association, as agent and the banks named therein. Incorporated by reference to Covance's Form 8-K dated October 26, 2010.
10.40	Accelerated Share Repurchase Agreement with JPMorgan Chase Bank, National Association, London Branch dated November 8, 2010. Incorporated by reference to Covance's Form 8-K dated November 8, 2010.
10.41	Letter Agreement between Covance Inc. and Wendel Barr dated as of December 20, 2010. Incorporated by reference to Covance's Form 8-K dated December 23, 2010.
10.42	Letter Agreement Amendment between Covance Inc. and Joseph Herring dated as of December 31, 2010. Incorporated by reference to Covance's Form 8-K dated December 31, 2010.
10.43	Form of Letter Agreement Amendment between Covance Inc. and each of its executive officers other than its Chief Executive Officer (Richard Cimino, William Klitgaard, Michael Lehmann, James Lovett and Deborah Tanner). Incorporated by reference to Covance's Form 8-K dated December 31, 2010.
10.44	Form of Restricted Share Agreement between Covance Inc. and each of Richard F. Cimino and Deborah L. Tanner dated February 17, 2011. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.45	Restricted Share Agreement between Covance Inc. and James W. Lovett dated February 17, 2011. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.46	Form of Performance-related Executive Officer Restricted Share Agreement. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.47	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.48	Amendment to Supplemental Executive Retirement Plan dated February 24, 2011. Filed herewith.
21	Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
101	The following financial information from Covance's Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. Furnished electronically herewith.

(c) Financial Statement Schedules.

                None.

 SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Covance has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.
Dated: February 28, 2011	By:	/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Covance and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring Joseph L. Herring	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011
/s/ William E. Klitgaard William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2011
/s/ Robert Barchi Robert Barchi	Director	February 28, 2011
/s/ Gary E. Costley Gary E. Costley	Director	February 28, 2011
/s/ Sandra L. Helton Sandra L. Helton	Director	February 28, 2011
/s/ John McCartney John McCartney	Director	February 28, 2011
/s/ Joseph C. Scodari Joseph C. Scodari	Director	February 28, 2011
/s/ Bradley T. Sheares Bradley T. Sheares	Director	February 28, 2011

 EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Form 8-K, filed with the SEC on December 16, 2008.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on December 16, 2008.
10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.
10.3	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.5	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.6	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.7	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.8	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.10	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.11	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.12	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.13	Covance Inc. Variable Compensation Plan effective January 1, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.14	Form of Executive Officer Restricted Stock Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.15	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.16	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.17	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.18	Agreement between Covance Inc. and Deborah Tanner dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 23, 2006.
10.19	Form of Restricted Share Agreement between Covance Inc. and each of Wendel Barr and Richard F. Cimino dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 28, 2006.
10.20	Agreement and Plan of Merger dated April 20, 2006 between Covance Clinical Research Unit Inc., TYD Inc., Radiant Research Inc., and James Stevenson and Christopher Grant, Jr. Incorporated by reference to Covance's Form 8-K dated April 26, 2006.
10.21	Amendment No. 1 to the Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 16, 2006.

Exhibit Number	Description
10.22	Amendment No. 1 to the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated December 12, 2006.
10.23	Restricted Share Agreement between Covance Inc. and Joseph Herring dated February 22, 2007. Incorporated by reference to Covance's Form 8-K dated February 28, 2007.
10.24	Covance Inc. 2007 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 10-Q dated May 8, 2007.
10.25	Covance Inc. Management Deferral Plan. Incorporated by reference to Covance's Form 8-K dated October 1, 2007.
10.26	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
10.27	Restricted Stock Agreement between Covance Inc. and James Lovett dated March 31, 2008. Incorporated by reference to Covance's Form 8-K dated April 2, 2008.
10.28	Covance Inc. 2008 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.29	Amended and Restated Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.30	Letter agreement between Covance Inc. and Joseph Herring dated as of December 31, 2008. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.31	Form of letter agreement between Covance Inc. and each of Wendel Barr, Richard Cimino, Donald Kraft, William Klitgaard, James Lovett, Michael Lehmann and Deborah Tanner. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.32	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.33	Letter Agreement between Covance Inc. and Anthony Cork dated as of February 28, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.34	Form of Indemnification Agreement between Covance Inc. and each member of the Board of Directors dated as of February 19, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.35	Form of Executive Officer Indemnification Agreement. Incorporated by reference to Covance's Form 8-K dated April 24, 2009.
10.36	Covance Inc. 2010 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 8-K dated May 11, 2010.
10.37	Credit Agreement dated June 16, 2009 with PNC Bank National Association, as agent and the banks named therein. Incorporated by reference to Covance's Form 8-K dated June 22, 2009.
10.38	Letter Agreement between Covance Inc. and Donald Kraft dated as of June 18, 2010. Incorporated by reference to Covance's Form 8-K dated June 18, 2010.
10.39	Credit Agreement dated October 26, 2010 with PNC Bank National Association, as agent and the banks named therein. Incorporated by reference to Covance's Form 8-K dated October 26, 2010.
10.40	Accelerated Share Repurchase Agreement with JPMorgan Chase Bank, National Association, London Branch dated November 8, 2010. Incorporated by reference to Covance's Form 8-K dated November8, 2010.
10.41	Letter Agreement between Covance Inc. and Wendel Barr dated as of December 20, 2010. Incorporated by reference to Covance's Form 8-K dated December 23, 2010.
10.42	Letter Agreement Amendment between Covance Inc. and Joseph Herring dated as of December 31, 2010. Incorporated by reference to Covance's Form 8-K dated December 31, 2010.
10.43	Form of Letter Agreement Amendment between Covance Inc. and each of its executive officers other than its Chief Executive Officer (Richard Cimino, William Klitgaard, Michael Lehmann, James Lovett and Deborah Tanner). Incorporated by reference to Covance's Form 8-K dated December 31, 2010.
10.44	Form of Restricted Share Agreement between Covance Inc. and each of Richard F. Cimino and Deborah L. Tanner dated February 17, 2011. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.45	Restricted Share Agreement between Covance Inc. and James W. Lovett dated February 17, 2011. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.

Exhibit Number	Description
10.46	Form of Performance-related Executive Officer Restricted Share Agreement. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.47	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.48	Amendment to Supplemental Executive Retirement Plan dated February 24, 2011. Filed herewith.
21	Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
101	The following financial information from Covance's Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. Furnished electronically herewith.

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Reserved
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
SIGNATURES
EXHIBIT INDEX