Form 10-Q
period 2011-03-31
COVANCE INC
filed 2011-05-06
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 29, 2011, the Registrant had 60,660,129 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended March 31, 2011

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2011 AND DECEMBER 31, 2010

(Dollars in thousands)	March 31,	December 31,
	2011	2010
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$368,007	$377,223
Accounts receivable	295,476	261,160
Unbilled services	103,461	90,729
Inventory	83,199	82,924
Deferred income taxes	36,859	35,648
Prepaid expenses and other current assets	103,132	98,127
Total Current Assets	990,134	945,811
Property and equipment, net	848,973	843,983
Goodwill, net	127,653	127,653
Other assets	53,264	48,095
Total Assets	$2,020,024	$1,965,542

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$24,803	$34,079
Accrued payroll and benefits	89,379	107,572
Accrued expenses and other current liabilities	104,054	97,395
Unearned revenue	195,744	186,301
Short-term debt and current portion of long-term debt	45,000	45,000
Income taxes payable	21,489	28,827
Total Current Liabilities	480,469	499,174
Long-term debt	85,000	87,500
Deferred income taxes	31,310	30,531
Other liabilities	71,019	68,516
Total Liabilities	667,798	685,721
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock - Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized 77,893,340 and 77,391,335 shares issued and outstanding, including those held in treasury, at March 31, 2011 and December 31, 2010, respectively	779	774
Paid-in capital	652,800	639,341
Retained earnings	1,406,443	1,373,705
Accumulated other comprehensive income	33,722	277
Treasury stock at cost (17,250,228 and 17,125,878 shares at March 31, 2011 and December 31, 2010, respectively)	(741,518)	(734,276)
Total Stockholders’ Equity	1,352,226	1,279,821
Total Liabilities and Stockholders’ Equity	$2,020,024	$1,965,542

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2011	2010

Net revenues	$501,986	$481,924
Reimbursable out-of-pocket expenses	25,472	23,095
Total revenues	527,458	505,019

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	353,520	332,516
Reimbursable out-of-pocket expenses	25,472	23,095
Selling, general and administrative (excluding depreciation and amortization)	80,703	71,800
Depreciation and amortization	25,863	24,744
Total costs and expenses	485,558	452,155
Income from operations	41,900	52,864

Other expense, net:
Interest income	(353)	(286)
Interest expense	1,071	221
Foreign exchange transaction (gain) loss, net	(192)	1,153
Other expense, net	526	1,088
Income before taxes and equity investee earnings	41,374	51,776
Taxes on income	8,634	13,054
Equity investee (loss) earnings	(2)	419
Net income	$32,738	$39,141

Basic earnings per share	$0.55	$0.62
Weighted average shares outstanding - basic	59,456,573	63,443,698

Diluted earnings per share	$0.54	$0.60
Weighted average shares outstanding - diluted	60,940,981	64,933,313

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands)	2011	2010

Cash flows from operating activities:
Net income	$32,738	$39,141
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,863	24,744
Non-cash compensation expense associated with employee benefit and stock compensation plans	9,106	7,501
Deferred income tax benefit	(1,010)	(3,233)
Loss on disposal of property and equipment	130	104
Equity investee loss (earnings)	2	(419)
Changes in operating assets and liabilities:
Accounts receivable	(34,316)	19,293
Unbilled services	(12,732)	(18,135)
Inventory	(275)	3,104
Accounts payable	(9,276)	(10,409)
Accrued liabilities	(11,534)	(30,208)
Unearned revenue	9,443	(7,229)
Income taxes payable	(7,065)	6,393
Other assets and liabilities, net	(1,894)	(10,247)
Net cash (used in) provided by operating activities	(820)	20,400
Cash flows from investing activities:
Capital expenditures	(20,107)	(30,394)
Other, net	48	48
Net cash used in investing activities	(20,059)	(30,346)
Cash flows from financing activities:
Repayments under long-term debt	(2,500)	—
Stock issued under employee stock purchase and option plans	4,085	5,032
Purchase of treasury stock	(7,242)	(4,997)
Net cash (used in) provided by financing activities	(5,657)	35

Effect of exchange rate changes on cash	17,320	(11,148)
Net change in cash and cash equivalents	(9,216)	(21,059)

Cash and cash equivalents, beginning of period	377,223	289,469

Cash and cash equivalents, end of period	$368,007	$268,410

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2010, 2009 and 2008 included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $43.2 million and $49.1 million at March 31, 2011 and December 31, 2010, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2011 and 2010

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

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2010 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through March 31, 2011 that warranted a reconsideration of our impairment test results.

Revenue Recognition

Covance recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of Covance’s net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Covance also has committed minimum volume arrangements with certain clients which generally range in duration from three to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. These arrangements enable our clients to secure our services in exchange for which they commit to purchase an annual minimum dollar value (“volume”) of services. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume guarantees is monitored throughout the year. Annual minimum guarantee shortfalls are not included in net revenues until the amount has been determined and agreed to by the client.

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s Phase II-IV clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e., potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred.

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

(UNAUDITED)

March 31, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

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

As of March 31, 2011, the balance of the reserve for unrecognized tax benefits is $14.8 million, including accrued interest of $1.1 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  As of December 31, 2010, the balance of the reserve for unrecognized tax benefits was $15.0 million, including accrued interest of $1.0 million, which was recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes.   The balance of this reserve at both March 31, 2011 and December 31, 2010 is $1.0 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of March 31, 2011.

Comprehensive Income

Covance’s total comprehensive income for the three months ended March 31, 2011 and 2010 is comprised of net income plus the change in the cumulative translation adjustment equity account and the change in the unrealized gain on available-for-sale securities. For the three months ended March 31, 2011 and 2010, this change in the unrealized gain was an increase of $1.1 million, net of tax, and $0.3 million, net of tax, respectively.  Total comprehensive income was $66.2 million and $16.3 million for the three months ended March 31, 2011 and 2010, respectively.

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

Stock-Based Compensation

The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 8 herein and Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

Defined Benefit Pension Plans

The Company sponsors various pension and other post-retirement benefit plans. These plans are described more fully in Note 7 herein and Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The measurement of the related benefit obligations and the net periodic benefit costs recorded each year are based upon actuarial computations, which require management’s judgment as to certain assumptions. These assumptions include the discount rates to use in computing the present value of the benefit obligations and the net periodic benefit costs, the expected future rate of salary increases (for pay-related plans) and the expected long-term rate of return on plan assets (for funded plans). The discount rates are derived based on a hypothetical yield curve represented by a series of annualized individual discount rates. The expected long-term rate of return on plan assets is based on the target asset allocation and the average expected rate of growth for the asset classes invested. The average expected rate of growth is derived from a combination of historic returns, current market indicators, the expected risk premium for each asset class and the opinion of professional advisors.  Liabilities related to all of Covance’s pension and other post-retirement benefit plans are measured as of December 31.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2011 and 2010

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

In computing diluted EPS for the three months ended March 31, 2011 and 2010, the denominator was increased by 1,484,408 shares and 1,489,615 shares, respectively, representing the dilutive effect of all unvested restricted shares as well as those stock options outstanding at March 31, 2011 and 2010, with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2011 were options to purchase 2,250,500 shares of common stock at prices ranging from $55.95 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2010 were options to purchase 538,299 shares of common stock at prices ranging from $58.09 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the three month periods ended March 31, 2011 and 2010 was $1.2 million and $0.1 million, respectively. Cash paid for income taxes for the three months ended March 31, 2011 and 2010 totaled $19.2 million and $8.7 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the three months ended March 31, 2011 and 2010 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $0.2 million and $0.5 million, respectively (a corresponding cash inflow of $0.2 million and $0.5 million, respectively, has been included in financing cash flows).

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 11.

3.   Treasury Stock

The Board of Directors has, from time to time, approved stock repurchase programs enabling Covance to repurchase shares of its common stock.  In September 2010, the Covance Board of Directors authorized the repurchase of up to $250 million of the Company’s outstanding common stock (the “2010 Repurchase Program”).  This was in addition to a 3.0 million share buyback authorization approved by the Covance Board of Directors in 2007 (the “2007 Repurchase Program”).  In November 2010, the Company entered into an agreement with an independent financial institution to execute the 2010 Repurchase Program through an accelerated share repurchase transaction (the “ASR”).  Pursuant to the ASR, the Company provided the independent financial institution with an upfront payment totaling $250 million and the independent financial institution delivered to the Company 4.75 million shares of its common stock, based upon the volume weighted-average price (“VWAP”) during the initial averaging period (as defined in the ASR).  The independent financial institution’s valuation period ended on March 28, 2011. Based on the actual VWAP of the shares acquired over the valuation period, no additional shares were required to be delivered to Covance.  As such, total repurchases by Covance under the ASR were 4.75 million shares at a cost of $250 million, for an average price of $52.59 per share.  At March 31, 2011, there were 0.8 million shares remaining for purchase under the 2007 Repurchase Program.  In addition to the Board approved share repurchase programs, Covance also reacquires shares of its common stock when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

The following table sets forth the treasury stock activity during the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31
	2011		2010
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$—	—	$—	—
Employee benefit plans	7,242	124.4	4,997	87.7
Total	$7,242	124.4	$4,997	87.7

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

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products, which was acquired in March 2004 for a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment.  This investment is reflected in other assets on the consolidated balance sheet. During the three month periods ended March 31, 2011 and 2010, Covance recognized a loss of $2.0 thousand and income of $0.4 million, respectively, representing its share of Noveprim’s (losses) earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at March 31, 2011 and 2010.  The carrying value of Covance’s investment in Noveprim at March 31, 2011 and December 31, 2010 was $22.2 million and $22.0 million, respectively.

Covance has a minority equity position (less than 20%) in BioClinica, Inc. (“BIOC”) (Nasdaq GM:BIOC). BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  As Covance owns less than a 20% interest in BIOC and does not exercise significant influence over the operating or financial decisions of BIOC, the investment is accounted for as an available-for-sale security.  The cost basis of Covance’s investment in BIOC is $1.4 million.  The carrying value of the investment as of March 31, 2011 and December 31, 2010 was $12.1 million and $10.5 million, respectively, as determined based on quoted market prices in an active market. This investment is reflected in other assets on the consolidated balance sheet. The $1.6 million increase in the carrying value of the investment results in a $1.1 million increase in the unrealized gain on investment, net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. Accordingly, the balance in the unrealized gain on investment at March 31, 2011 and December 31, 2010 was $6.6 million and $5.5 million, net of tax, respectively.

5.   Acquisitions

In October 2010, Covance acquired research and development facilities located in Porcheville, France and Alnwick, UK from sanofi-aventis for a cash payment of $27.9 million ($21.0 million net of cash acquired). Transaction related costs of approximately $2.6 million were included in selling, general and administrative expense in the period incurred. The acquisition of these facilities provides Covance with new capabilities in CMC (Chemistry, Manufacturing and Controls) services, including preformulation, drug formulation, preclinical and early-stage clinical API (Active Pharmaceutical Ingredient) manufacturing, and radiolabeled chemistry. Pursuant to the asset purchase agreement, Covance will provide services to sanofi-aventis at these facilities over a period of 5 years for $350 million. The tangible and intangible assets acquired are included in Covance’s

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

consolidated financial statements as of October 2010 based on their estimated fair values of $26.1 million and $1.8 million, respectively, partially offset by certain employee related liabilities of $6.9 million assumed in the transaction. Intangible assets are being amortized over a six-year life.  Results of operations for the sites acquired from sanofi-aventis are reported in Covance’s early development segment beginning in November 2010.  In addition to the acquisition and provision of services at these facilities, Covance and sanofi-aventis also entered into a 10-year strategic alliance, pursuant to which Covance has become sanofi-aventis’ R&D partner providing drug development services to sanofi-aventis in amounts ranging from $0.9 billion to $1.9 billion over the term of the agreement.

6.   Credit Facilities

On October 26, 2010, Covance amended its credit facility which was due to expire in June 2012.  The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $250 million, which may be expanded to $300 million at Covance’s election, and a term loan commitment of $100 million.  At March 31, 2011, there were $35.0 million of outstanding borrowings and $2.6 million of outstanding letters of credit under the revolving credit facility and $95.0 million of outstanding debt under the term loan facility. At December 31, 2010, there were $35.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the revolving credit facility and $97.5 million of outstanding debt under the term loan facility.  Interest on all outstanding borrowings under the Credit Agreement is computed in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on all outstanding borrowings under the previous credit facility was also based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 2.41% per annum and 3.25% per annum during the three months ended March 31, 2011 and 2010, respectively. Costs associated with the Credit Agreement, which expires in October 2015, consisted primarily of bank and legal fees totaling $1.7 million, and are being amortized over the five year term.

The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At March 31, 2011, Covance was in compliance with the terms of the Credit Agreement.

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

The components of net periodic pension expense for these plans for the three month periods ended March 31, 2011 and 2010 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended March 31		Three Months Ended March 31
	2011	2010	2011	2010
Components of Net Periodic Pension Cost:
Service cost	$1,128	$885	$212	$179
Interest cost	2,108	1,854	165	156
Expected return on plan assets	(2,656)	(2,160)	—	—
Amortization of net actuarial loss	338	300	30	19
Participant contributions	(519)	(498)	—	—
Net periodic pension cost	$399	$381	$407	$354

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.20%	5.75%	4.60%	5.50%
Expected rate of return on assets	6.50%	6.75%	n/a	n/a
Salary increases	4.50%	4.50%	2.50%	3.00%

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance.  Benefit amounts are based upon years of service and compensation of the participating employees.

The components of net periodic pension cost for the three month periods ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31
	2011	2010
Components of Net Periodic Pension Cost:
Service cost	$320	$347
Interest cost	173	174
Amortization of prior service credit	(29)	(29)
Amortization of net actuarial loss	73	39
Net periodic pension cost	$537	$531

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.40%	5.25%
Salary increases	3.75%	4.00%

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

The components of net periodic post-retirement benefit cost for the three month periods ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31
	2011		2010
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$29		$24
Interest cost	73		77
Amortization of net actuarial loss	7		—
Net periodic post-retirement benefit cost	$109		$101

Weighted Average Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Weighted average discount rate	4.70%		5.25%
Health care cost trend rate	8.50	%(a)	7.50%

(a) decreasing to ultimate trend of 5.00% in 2018

8.   Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

In May 2010, Covance’s shareholders approved the 2010 Employee Equity Participation Plan (the “2010 EEPP”) in replacement of the 2007 Employee Equity Participation Plan (the “2007 EEPP”).  Effective upon approval of the 2010 EEPP, no further grants or awards were permitted under the 2007 EEPP.  Shares remaining available for grant under the 2007 EEPP are available for grant under the 2010 EEPP.  The 2010 EEPP became effective on May 6, 2010 and will expire on May 5, 2020. The 2010 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2010 EEPP and to grant awards to employees of Covance. The 2010 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Shares granted, other than options or SARs, shall be counted against the shares available for grant based upon the ratio of 1.74 for every 1 share granted. The exercise period for stock options granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant. Beginning in 2009, options are generally granted with a pro rata three year vesting period for all employees.  Prior to 2009, options were generally granted with a pro rata three year vesting period for senior executives and a pro rata two year vesting period for all other optionees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2010 EEPP totaled approximately 4.3 million plus approximately 1.3 million shares remaining available under the 2007 EEPP at the time the 2010 EEPP was approved.  All grants and awards under the 2007 EEPP remaining outstanding are now administered in accordance with the provisions of the 2007 EEPP out of shares issuable under the 2010 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights under the 2007 EEPP or the 2010 EEPP. At March 31, 2011 there were approximately 4.2 million shares remaining available for grants under the 2010 EEPP.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31
	2011	2010
Expected stock price volatility	37%	35%
Range of risk free interest rates	0.1% - 3.6%	0.1% - 3.8%
Expected life of options (years)	4.8	4.7

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

Covance had an employee stock purchase plan (the “ESPP”), pursuant to which Covance made available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter.  The ESPP was intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions.  Effective January 1, 2011, the ESPP was terminated.

Results of operations for the three month period ended March 31, 2011 include total stock-based compensation expense of $9.0 million ($6.1 million net of tax benefit of $2.9 million), $4.7 million of which has been included in cost of revenue and $4.3 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended March 31, 2010 include total stock-based compensation expense of $7.5 million ($5.1 million net of tax benefit of $2.4 million), $3.7 million of which has been included in cost of revenue and $3.8 million of which has been included in selling, general and administrative expenses.

9.  Facility Consolidation and Other Cost Reduction Actions

During the three months ended March 31, 2011, Covance incurred costs totaling $5.9 million ($5.5 million of which has been included in selling, general and administrative expenses and $0.4 million of which has been included in depreciation and amortization) in connection with the cost restructuring plans announced in 2010. Costs incurred by segment for the three months ended March 31, 2011 totaled $2.9 million in our early development segment, $1.0 million in our late-stage development segment and $2.0 million in corporate expenses. During the second quarter of 2010, the Company announced plans to reduce costs, primarily by closing and transitioning work conducted at its Austin, Texas Phase I clinic and Kalamazoo, Michigan research products facility into other more efficient locations. These actions were completed during 2010 and resulted in costs totaling $9.6 million.  During the fourth quarter of 2010, the Company announced plans to further rationalize capacity, reduce the cost of overhead and support functions and to streamline processes.  In connection with these fourth quarter actions, the Company expects to incur costs totaling approximately $37 million, of which $24.2 million was incurred cumulatively through March 31, 2011 and the remaining costs are expected to be incurred during the remainder of 2011.  During the three months ended March 31, 2010, no restructuring costs were incurred.

Costs incurred or expected to be incurred in connection with both of these restructuring activities include employee separation costs, including severance, benefits and outplacement, lease and facility exit costs, accelerated depreciation associated with assets to be disposed of in connection with the exit activities and other expenses.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

The following table sets forth the rollforward of the restructuring activity for the three months ended March 31, 2011:

	Balance, Dec 31, 2010	Total Charges	Cash Payments	Other	Balance, Mar 31, 2011
Employee separation costs	$11,738	$3,390	$(6,027)	$(94)	$9,007
Lease and facility exit costs	3,747	—	(297)	62	3,512
Accelerated depreciation	—	405	—	(405)	—
Other costs	846	2,073	(1,268)	(50)	1,601
Total	$16,331	$5,868	$(7,592)	$(487)	$14,120

Costs expected to be incurred by category for both cost actions total $47 million, including $24 million in employee separation costs, $12 million in lease and facility exit costs, $4 million in accelerated depreciation and $7 million in other costs. Costs by segment are expected to total $22 million in our early development segment, $13 million in our late-stage development segment and $12 million in corporate expenses.

Cumulative costs for both actions through March 31, 2011 totaled $33.9 million, of which $30.6 million was included in selling, general and administrative expenses and $3.3 million was included in depreciation and amortization.  Cumulative costs incurred by category for both actions through March 31, 2011 totaled $21.4 million in employee separation costs, $4.8 million in lease and facility exit costs, $3.3 million in accelerated depreciation and $4.4 million in other costs. Cumulative costs incurred by segment through March 31, 2011 total $17.0 million in our early development segment, $8.2 million in our late-stage development segment and $8.7 million in corporate expenses.

Other costs include legal and professional fees, primarily associated with employee related matters and the outsourcing of certain functions, and other costs incurred in connection with transitioning services from sites being closed, including costs of transitioning information technology as well as loss on disposal of assets.  Other activity in the reserve rollforward primarily reflects accelerated depreciation, foreign exchange impacts as a result of the change in exchange rates between periods and the loss on disposal of assets.

10.   Segment Information

Covance has two reportable segments: early development and late-stage development.  Early development services, which includes Covance’s preclinical and clinical pharmacology service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body.  It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug.  Late-stage development services, which includes Covance’s central laboratory, Phase II-IV clinical development and market access services, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug’s commercial potential. The accounting policies of the reportable segments are the same as those described in Note 2.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

March 31, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

Segment revenues, operating income and total assets for the three months ended March 31, 2011 and 2010 are as follows:

	Early Development		Late-Stage Development		Other Reconciling Items		Total

Three months ended March 31, 2011
Total revenues from external customers	$224,025		$277,961		$25,472	(a)	$527,458
Operating income	$23,571	(d)	$55,234	(e)	$(36,905	)(b)	$41,900
Total assets	$1,130,108		$745,168		$144,748	(c)	$2,020,024

Three months ended March 31, 2010
Total revenues from external customers	$205,049		$276,875		$23,095	(a)	$505,019
Operating income	$22,901		$66,216		$(36,253	)(b)	$52,864
Total assets	$1,171,617		$620,586		$162,084	(c)	$1,954,287

(a)                           Represents revenues associated with reimbursable out-of-pocket expenses.

(b)                          Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal, and stock-based compensation expense). Corporate expenses include restructuring costs of $2,031 for the three months ended March 31, 2011.

(c)                           Represents corporate assets.

(d)                          Early Development operating income includes restructuring costs of $2,902 for the three months ended March 31, 2011.

(e)                           Late-Stage Development operating income includes restructuring costs of $935 for the three months ended March 31, 2011.

11.  Subsequent Events

Covance completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Overview

Covance is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two reportable segments for financial reporting purposes: early development services, which includes preclinical and clinical pharmacology service offerings; and late-stage development services, which includes central laboratory, Phase II-IV clinical development and market access services. Although each segment has separate services within it, they can be and increasingly are, combined in integrated service offerings.  Covance believes it is one of the largest drug development services companies, based on annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to provide data to clients as rapidly as possible and reduce product development time.  We believe this enables Covance’s customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance’s comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

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

Revenue Recognition.  Covance recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of Covance’s net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Covance also has committed minimum volume arrangements with certain clients which generally range in duration from three to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. These arrangements enable our clients to secure our services in exchange for which they commit to purchase an annual minimum dollar value (“volume”) of services. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume guarantees is monitored throughout the year. Annual minimum guarantee shortfalls are not included in net revenues until the amount has been determined and agreed to by the client.

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

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s Phase II-IV clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the quarter ended March 31, 2011, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

As of March 31, 2011, the balance of the reserve for unrecognized tax benefits is $14.8 million, including accrued interest of $1.1 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, deemed income and research and development credits.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes.  The balance of this reserve at March 31, 2011 is $1.0 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States.  Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of March 31, 2011.

Stock-Based Compensation.  The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 8 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31
	2011	2010
Expected stock price volatility	37%	35%
Range of risk free interest rates	0.1% - 3.6%	0.1% - 3.8%
Expected life of options (years)	4.8	4.7

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.  Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2010 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through March 31, 2011 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of a reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At March 31, 2011, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $61.1 million.

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

Results of Operations

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010.  Net revenues totaling $502.0 million for the three months ended March 31, 2011 increased 4.2%, or 2.1% excluding the favorable impact of foreign exchange rate variances between both periods, as compared to $481.9 million for the corresponding 2010 period.  Net revenues from Covance’s early development segment increased 9.3%, or 9.0% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in the early development segment was driven by a number of factors, including the inclusion of results from the sites acquired in October 2010 from sanofi-aventis in the 2011 three month period, revenue growth in our North American toxicology services, excluding Vienna, Virginia and growth in our pharmaceutical chemistry and discovery and translational services.  Partially offsetting the growth in these service offerings was a decline in revenue in our Virginia toxicology facility, where services are being wound-down and transitioned to other locations, as well as softness in research products as a result of continuing lower levels of study activity, as we continue to experience lower market demand from our biopharmaceutical clients. Net revenues from Covance’s late-stage development segment increased 0.4%, but decreased 3.0% excluding the favorable impact of foreign exchange rate variances between both periods.  Growth in our Phase II-IV clinical development services, on increased study activity, was largely offset by a reduction in testing volume in our central laboratory services.

Cost of revenue increased 6.3% to $353.5 million or 70.4% of net revenues for the three months ended March 31, 2011 as compared to $332.5 million or 69.0% of net revenues for the corresponding 2010 period.  Gross margins decreased by 140 basis points to 29.6% for the three months ended March 31, 2011 from 31.0% for the corresponding 2010 period as losses incurred in connection with the wind-down and transition of our Virginia toxicology services and lower profitability in our central laboratory and European toxicology services, from reduced volumes, more than offset strength in the other early development and late-stage development services from the higher net revenue levels mentioned above.

Overall, selling, general and administrative expenses increased 12.4% to $80.7 million for the three months ended March 31, 2011 from $71.8 million for the corresponding 2010 period. As a percentage of net revenues, selling, general and administrative expenses increased by 120 basis points to 16.1% for the three months ended March 31, 2011 from 14.9% for the corresponding 2010 period. Included in selling, general and administrative expense during the three months ended March 31, 2011 is $5.5 million (or 1.1% of net revenues) in costs associated with the restructuring initiatives to rationalize capacity, reduce the cost of overhead and support functions and to streamline processes.  Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 4.5% to $25.9 million for the three months ended March 31, 2011 from $24.7 million for the corresponding 2010 period.  As a percentage of net revenues, depreciation and amortization increased by 10 basis points to 5.2% for the three months ended March 31, 2011 from 5.1% for the corresponding 2010 period.  Depreciation and amortization during the three months ended March 31, 2011 includes $0.4 million (or 0.1% of net revenues)

in accelerated depreciation associated with the restructuring initiatives described above. The balance of the increase results from depreciation on assets placed in service over the last year.

Income from operations decreased 20.7% to $41.9 million or 8.3% of net revenues for the three months ended March 31, 2011 from $52.9 million or 11.0% of net revenues for the corresponding 2010 period.  Income from operations for the three months ended March 31, 2011 includes $5.9 million (or 1.2% of net revenues) in costs associated with the restructuring initiatives described above.

Income from operations from Covance’s early development segment for the three months ended March 31, 2011 increased 2.9% or $0.7 million to $23.6 million as compared to $22.9 million for the corresponding 2010 period. As a percentage of net revenues, early development income from operations declined 70 basis points from 11.2% of early development net revenues in the three months ended March 31, 2010 to 10.5% in the corresponding 2011 period.  The decline in income from operations in Covance’s early development segment for the three months ended March 31, 2011 is attributable to the inclusion in the 2011 three month period of $2.9 million in costs (1.3% of segment net revenues) associated with the restructuring initiatives described above.  Offsetting these costs were higher levels of operating income resulting from the higher levels of net revenues  as explained above.

Income from operations from Covance’s late-stage development segment for the three months ended March 31, 2011 decreased 16.6% or $11.0 million to $55.2 million as compared to $66.2 million for the corresponding 2010 period. As a percentage of net revenues, late-stage development income from operations decreased 400 basis points from 23.9% of late-stage development net revenues in the three month period ended March 31, 2010 to 19.9% of net revenues in the corresponding 2011 period, driven by a reduction in the volume of tests performed in our central laboratory services.  In addition, income from operations from Covance’s late-stage development segment for the three months ended March 31, 2011 includes restructuring charges of $1.0 million (or 0.3% of segment net revenues).

Corporate expense increased $0.7 million to $36.9 million or 7.4% of net revenues for the three months ended March 31, 2011 as compared to $36.3 million or 7.5% of net revenues for the corresponding 2010 period.  Corporate expenses for the three months ended March 31, 2011 includes restructuring charges of $2.0 million (or 0.4% of net revenues).  Also included in Corporate expense is stock-based compensation expense of $9.0 million or 1.8% of net revenues for the three months ended March 31, 2011, as compared to $7.5 million or 1.6% of net revenues for the corresponding 2010 period.  Partially offsetting these increases were cost savings from restructuring initiatives.

Other expense, net decreased $0.6 million to $0.5 million for the three months ended March 31, 2011 from $1.1 million for the corresponding 2010 period.  Net foreign exchange transaction gains were $0.2 million during the 2011 period, as compared to net foreign exchange transaction losses of $1.2 million for the corresponding 2010 period.  Net interest expense increased to $0.7 million during the 2011 period, as compared to net interest income of $0.1 million for the corresponding 2010 period due to outstanding borrowings under our credit facilities in the 2011 three month period resulting from the stock buyback program executed in the fourth quarter of 2010.

Covance’s effective tax rate for the three months ended March 31, 2011 was 20.9% compared to 25.2% for the corresponding 2010 period.  Covance’s effective tax rate for the three months ended March 31, 2011 includes a tax benefit of $2.1 million on $5.9 million in restructuring charges incurred predominantly in the United States. The remaining year-over-year decrease in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and to the impact of tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the three month periods ended March 31, 2011 and 2010, Covance recognized a loss of $2.0 thousand and income of $0.4 million, respectively, representing its share of Noveprim’s losses/earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at March 31, 2011 and 2010.

Net income of $32.7 million for the three months ended March 31, 2011 decreased $6.4 million or 16.4% as compared to $39.1 million for the corresponding 2010 period.  The primary driver of the reduction in net income for the three months ended March 31, 2011 is restructuring charges incurred in the 2011 period totaling $3.8 million after tax. Also contributing to the year-on-year decline is the reduced profitability in late-stage development services and the operating losses incurred in connection with the wind-down and transition of our Vienna toxicology services.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2011 and December 31, 2010 were $368.0 million and $377.2 million, respectively.  Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions which carry a Moody’s rating of A1 P1 or better.  Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance has a credit agreement (the “Credit Agreement”) that provides for a revolving credit facility of up to $250 million, which may be expanded to $300 million at Covance’s election, and a term loan commitment of $100 million.  At March 31, 2011, there were $35.0 million of outstanding borrowings and $2.6 million of outstanding letters of credit under the revolving credit facility and $95.0 million of outstanding debt under the term loan facility.  Interest on all outstanding borrowings under the Credit Agreement is computed in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 2.41% per annum and 3.25% per annum for the three months ended March 31, 2011 and 2010, respectively. Costs associated with the Credit Agreement, which expires in October 2015, consisted primarily of bank and legal fees totaling $1.7 million, and are being amortized over the five year term. The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At March 31, 2011, Covance was in compliance with the terms of the Credit Agreement.  Covance believes cash on hand plus cash from operations and available borrowings under the Credit Agreement will provide sufficient liquidity for the foreseeable future.

During the three months ended March 31, 2011, Covance’s operations used net cash of $0.8 million, a decrease of $21.2 million from the corresponding 2010 period.  The change in net operating assets used $67.6 million in cash during the three months ended March 31, 2011, primarily due to an increase in accounts receivable and unbilled services, as well as a reduction in accrued liabilities (partly attributable to incentive compensation payments made during the first quarter of 2011 relating to 2010 incentive compensation accruals).  The change in net operating assets used $47.4 million in cash during the three months ended March 31, 2010, primarily due to a reduction in accrued payroll and benefits (primarily attributable to incentive compensation payments made during the first quarter of 2010 relating to 2009 incentive compensation accruals), a reduction in other liabilities and accounts payable, and an increase in unbilled services, partially offset by a decrease in accounts receivable.  Covance’s ratio of current assets to current liabilities was 2.06 at March 31, 2011 and 1.89 at December 31, 2010.

Investing activities for the three months ended March 31, 2011 used $20.1 million, compared to using $30.3 million for the corresponding 2010 period.  Capital spending for the first three months of 2011 totaled $20.1 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Approximately $16.9 million of capital spending in the first three months of 2011 represents expenditures associated with assets that have not yet been placed in service as of March 31, 2011. Capital spending for the corresponding 2010 period totaled $30.4 million, and was primarily for significant ongoing information technology projects, expansion of preclinical facilities in China, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software.

Financing activities for the three months ended March 31, 2011 used $5.7 million, compared to providing $0.04 million in the corresponding 2010 period.  Cash received from financing activities during the three months ended March 31, 2011 included $2.3 million in proceeds from the exercise of stock options, $1.6 million from employee contributions to the Company’s employee stock purchase plan and $0.2 million in excess tax benefits realized on the exercise of stock options.  Offsetting these items was $7.2 million used to purchase into treasury 124,350 shares of common stock in connection with employee benefit plans and the repayment of $2.5 million on the term loan portion of the credit agreement.  During the three months ended March 31, 2010, cash received from financing activities included $2.8 million in proceeds from the exercise of stock options, $1.7 million from employee contributions to the Company’s employee stock purchase plan, and $0.5 million in excess tax benefits realized on the exercise of stock options.  Offsetting these items was $5.0 million used to purchase into treasury 87,715 shares of common stock in connection with employee benefit plans.

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

Recently Issued Accounting Standards

None

Forward-Looking Statements.  Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss  or delay of large studies, risks associated with acquisitions and investments, the Company’s ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, testing mix and geographic mix of kit receipts in central laboratories, fluctuations in currency exchange rates, and other factors described in Covance’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the three months ended March 31, 2011, approximately 48% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

Covance’s short-term investments are with major financial institutions which carry a Moody’s rating of A1 P1 or better.  These short-term investments are in bank deposits and money market funds which can be readily purchased and sold using established markets.  Covance’s cash investment policy is to maximize utilization of excess cash according to the following specific criteria (in order of priority):  (1) preserve capital (minimize financial market risk); (2) maintain liquidity; (3) manage foreign exchange rate exposure (internal hedging); (4) maximize rate of return; and (5) enhance strategic relationships with select financial institutions.  Covance also has strong operating cash flow and ready access to credit available under its Credit Agreement.

Item 4.  Controls and Procedures

Disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We may be affected by health care reform and potential additional reforms.

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

We derive a large portion of our net revenues from international operations. For the three months ended March 31, 2011, we derived approximately 48% of our net revenues from our operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

101                                                                            The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 6, 2011, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.   Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: May 6, 2011	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board	May 6, 2011
Joseph L. Herring	and Chief Executive Officer
(Principal Executive Officer)

/s/ William E. Klitgaard	Corporate Senior Vice President	May 6, 2011
William E. Klitgaard	and Chief Financial Officer
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

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 6, 2011, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Furnished electronically herewith.