Form 10-Q
period 2011-06-30
COVANCE INC
filed 2011-08-03
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 22, 2011, the Registrant had 60,744,065 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended June 30, 2011

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010

(Dollars in thousands)	June 30,	December 31,
	2011	2010
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$406,207	$377,223
Accounts receivable	297,704	261,160
Unbilled services	107,677	90,729
Inventory	88,999	82,924
Deferred income taxes	38,397	35,648
Prepaid expenses and other current assets	104,556	98,127
Total Current Assets	1,043,540	945,811
Property and equipment, net	857,857	843,983
Goodwill, net	127,653	127,653
Other assets	52,496	48,095
Total Assets	$2,081,546	$1,965,542

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$44,690	$34,079
Accrued payroll and benefits	105,776	107,572
Accrued expenses and other current liabilities	117,029	97,395
Unearned revenue	188,328	186,301
Short-term debt and current portion of long-term debt	10,000	45,000
Income taxes payable	10,485	28,827
Total Current Liabilities	476,308	499,174
Long-term debt	82,500	87,500
Deferred income taxes	29,881	30,531
Other liabilities	69,988	68,516
Total Liabilities	658,677	685,721
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock — Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 77,978,724 and 77,391,335 shares issued and outstanding, including those held in treasury, at June 30, 2011 and December 31, 2010, respectively	780	774
Paid-in capital	666,427	639,341
Retained earnings	1,444,085	1,373,705
Accumulated other comprehensive income	53,370	277
Treasury stock at cost (17,255,908 and 17,125,878 shares at June 30, 2011 and December 31, 2010, respectively)	(741,793)	(734,276)
Total Stockholders’ Equity	1,422,869	1,279,821
Total Liabilities and Stockholders’ Equity	$2,081,546	$1,965,542

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share data)	2011	2010	2011	2010

Net revenues	$518,220	$475,171	$1,020,206	$957,095
Reimbursable out-of-pocket expenses	29,507	25,548	54,979	48,643
Total revenues	547,727	500,719	1,075,185	1,005,738

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	358,332	331,360	711,852	663,876
Reimbursable out-of-pocket expenses	29,507	25,548	54,979	48,643
Selling, general and administrative (excluding depreciation and amortization)	85,297	75,045	166,000	146,845
Depreciation and amortization	25,836	26,256	51,699	51,000
Total costs and expenses	498,972	458,209	984,530	910,364
Income from operations	48,755	42,510	90,655	95,374

Other expense, net:
Interest income	(452)	(304)	(805)	(590)
Interest expense	1,031	227	2,102	448
Foreign exchange transaction loss, net	307	761	115	1,914
Other expense, net	886	684	1,412	1,772
Income before taxes and equity investee earnings	47,869	41,826	89,243	93,602
Taxes on income	9,987	10,415	18,621	23,469
Equity investee (loss) earnings	(240)	254	(242)	673
Net income	$37,642	$31,665	$70,380	$70,806

Basic earnings per share	$0.63	$0.50	$1.18	$1.11
Weighted average shares outstanding - basic	59,636,973	63,620,300	59,546,773	63,531,999

Diluted earnings per share	$0.61	$0.49	$1.15	$1.09
Weighted average shares outstanding — diluted	61,226,477	65,027,452	61,105,838	65,058,693

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	Six Months Ended June 30
(Dollars in thousands)	2011	2010

Cash flows from operating activities:
Net income	$70,380	$70,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,699	51,000
Non-cash compensation expense associated with employee benefit and stock compensation plans	18,939	16,215
Deferred income tax benefit	(3,828)	(5,752)
Loss on disposal of property and equipment	344	345
Equity investee loss (earnings)	242	(673)
Changes in operating assets and liabilities:
Accounts receivable	(36,544)	4,013
Unbilled services	(16,948)	(16,830)
Inventory	(6,075)	3,302
Accounts payable	10,611	(1,141)
Accrued liabilities	17,838	(19,636)
Unearned revenue	2,027	(14,817)
Income taxes payable	(17,811)	3,994
Other assets and liabilities, net	(2,142)	(9,454)
Net cash provided by operating activities	88,732	81,372
Cash flows from investing activities:
Capital expenditures	(50,548)	(67,461)
Other, net	106	50
Net cash used in investing activities	(50,442)	(67,411)
Cash flows from financing activities:
Net repayments under revolving credit facility	(35,000)	—
Repayments under long-term debt	(5,000)	—
Stock issued under employee stock purchase and option plans	7,622	9,270
Purchase of treasury stock	(7,517)	(5,283)
Net cash (used in) provided by financing activities	(39,895)	3,987

Effect of exchange rate changes on cash	30,589	(16,572)
Net change in cash and cash equivalents	28,984	1,376

Cash and cash equivalents, beginning of period	377,223	289,469

Cash and cash equivalents, end of period	$406,207	$290,845

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2010, 2009 and 2008 included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $48.8 million and $49.1 million at June 30, 2011 and December 31, 2010, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2011 and 2010

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

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2010 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through June 30, 2011 that warranted a reconsideration of our impairment test results.

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

(UNAUDITED)

June 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

As of June 30, 2011, the balance of the reserve for unrecognized tax benefits was $14.9 million, including accrued interest of $1.3 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet. As of December 31, 2010, the balance of the reserve for unrecognized tax benefits was $15.0 million, including accrued interest of $1.0 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus and deemed income.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes.   The balance of this reserve at both June 30, 2011 and December 31, 2010 is $1.0 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of June 30, 2011.

Comprehensive Income

Covance’s total comprehensive income for the three and six months ended June 30, 2011 and 2010 is comprised of net income plus the change in the cumulative translation adjustment equity account and the change in the unrealized gain on available-for-sale securities. For the three and six months ended June 30, 2011 this change in the unrealized gain was a decrease of $0.3 million, net of tax, and an increase of $0.8 million, net of tax, respectively.  For the three and six months ended June 30, 2010 this change in the unrealized gain was a decrease of $0.5 million, net of tax, and $0.2 million, net of tax, respectively.  Total comprehensive income was $57.3 million and $123.5 million for the three and six months ended June 30, 2011, respectively. Total comprehensive income was $19.7 million and $36.0 million for the three and six months ended June 30, 2010, respectively.

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

June 30, 2011 and 2010

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

In computing diluted EPS for the three months ended June 30, 2011 and 2010, the denominator was increased by 1,589,504 shares and 1,407,152 shares, respectively, and for the six months ended June 30, 2011 and 2010, the denominator was increased by 1,559,065 shares and 1,526,694 shares, respectively, representing the dilutive effect of all unvested restricted shares as well as those stock options outstanding at June 30, 2011 and 2010, with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended June 30, 2011 were options to purchase 457,890 shares of common stock at prices ranging from $59.69 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the six months ended June 30, 2011 were options to purchase 1,221,146 shares of common stock at prices ranging from $58.09 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended June 30, 2010 were options to purchase 1,766,890 shares of common stock at prices ranging from $56.18 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the six months ended June 30, 2010 were options to purchase 537,751 shares of common stock at prices ranging from $58.09 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the six month periods ended June 30, 2011 and 2010 was $2.3 million and $0.3 million, respectively. Cash paid for income taxes for the six months ended June 30, 2011 and 2010 totaled $42.4 million and $21.4 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for both the six months ended June 30, 2011 and 2010 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $0.7 million (a corresponding cash inflow of $0.7 million for both periods has been included in financing cash flows).

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended the FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”) to converge the fair value measurement guidance in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011 and should be applied prospectively. Covance is currently evaluating the impact, if any, that the provisions of ASU 2011-04 will have on its consolidated results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 also requires companies to display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income.  The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. Covance will be required to adopt ASU 2011-05 no later than the quarter beginning January 1, 2012. As the ASU requires additional presentation only, there will be no impact to Covance’s consolidated results of operations or financial position.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 11.

3.  Treasury Stock

The Board of Directors has, from time to time, approved stock repurchase programs enabling Covance to repurchase shares of its common stock.  In September 2010, the Covance Board of Directors authorized the repurchase of up to $250 million of the Company’s outstanding common stock (the “2010 Repurchase Program”).  This was in addition to a 3.0 million share buyback authorization approved by the Covance Board of Directors in 2007 (the “2007 Repurchase Program”). The Company repurchased 4.75 million shares of its common stock at a cost of $250 million under the 2010 Repurchase Program through an accelerated share repurchase which was initiated in November 2010.  At June 30, 2011, there were 0.8 million shares remaining for purchase under the 2007 Repurchase Program.  In addition to the Board approved share repurchase programs, Covance also reacquires shares of its common stock when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.

The following table sets forth the treasury stock activity during the six month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30
	2011		2010
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$—	—	$—	—
Employee benefit plans	7,517	130.0	5,283	93.2
Total	$7,517	130.0	$5,283	93.2

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2011 and 2010

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

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment.  This investment is reflected in other assets on the consolidated balance sheet. During both the three and six month periods ended June 30, 2011, Covance recognized a loss of $0.2 million representing its share of Noveprim’s losses, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2011. During the three and six month periods ended June 30, 2010, Covance recognized income of $0.3 million and $0.7 million, respectively, representing its share of Noveprim’s earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2010. The carrying value of Covance’s investment in Noveprim at June 30, 2011 and December 31, 2010 was $22.2 million and $22.0 million, respectively.

Covance has a minority equity position (less than 20%) in BioClinica, Inc. (“BIOC”) (Nasdaq GM:BIOC).  BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  As Covance owns less than a 20% interest in BIOC and does not exercise significant influence over the operating or financial decisions of BIOC, the investment is accounted for as an available-for-sale security.  The cost basis of Covance’s investment in BIOC is $1.4 million.  The carrying value of the investment as of June 30, 2011 and December 31, 2010 was $11.7 million and $10.5 million, respectively, as determined based on quoted market prices in an active market. This investment is reflected in other assets on the consolidated balance sheet. The $1.2 million increase in the carrying value of the investment results in a $0.8 million increase in the unrealized gain on investment, net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. Accordingly, the balance in the unrealized gain on investment at June 30, 2011 and December 31, 2010 was $6.3 million and $5.5 million, net of tax, respectively.

5.  Acquisitions

In October 2010, Covance acquired research and development facilities located in Porcheville, France and Alnwick, UK from Sanofi for a cash payment of $27.9 million ($21.0 million net of cash acquired). Transaction related costs of approximately $2.6 million were included in selling, general and administrative expense in the period incurred. The acquisition of these facilities provides Covance with new capabilities in CMC (Chemistry, Manufacturing and Controls) services, including preformulation, drug formulation, preclinical and early-stage clinical API (Active Pharmaceutical Ingredient) manufacturing, and radiolabeled chemistry. Pursuant to the asset purchase agreement, Covance will provide services to Sanofi at these facilities over a period of 5 years for $350 million. The tangible and intangible assets acquired are included in Covance’s consolidated financial statements as of October 2010 based on their estimated fair values of $26.1 million and $1.8 million, respectively, partially offset by certain employee related liabilities of $6.9 million assumed in the transaction. Intangible assets are being amortized over a six-year life.  Results of operations for the sites acquired from Sanofi are reported in Covance’s early development segment beginning in November 2010.  In addition to the acquisition and provision of services at these facilities, Covance and Sanofi also entered into a 10-year strategic alliance, pursuant to which Covance has become Sanofi’s R&D partner providing drug development services to Sanofi in amounts ranging from $0.9 billion to $1.9 billion over the term of the agreement.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

6.  Credit Facilities

On October 26, 2010, Covance amended its credit facility which was due to expire in June 2012.  The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $250 million, which may be expanded to $300 million at Covance’s election, and a term loan commitment of $100 million.  At June 30, 2011 there were no outstanding borrowings and $2.6 million of outstanding letters of credit under the revolving credit facility and $92.5 million of outstanding debt under the term loan facility. At December 31, 2010 there were $35.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the revolving credit facility and $97.5 million of outstanding debt under the term loan facility.  Interest on all outstanding borrowings under the Credit Agreement is computed in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on all outstanding borrowings under the previous credit facility was also based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 2.33% per annum and 2.37% per annum during the three and six months ended June 30, 2011, respectively. There were no borrowings during the three months ended June 30, 2010.  Interest on outstanding borrowings approximated 3.25% per annum during the six months ended June 30, 2010.  Costs associated with the Credit Agreement, which expires in October 2015, consisted primarily of bank and legal fees totaling $1.7 million, and are being amortized over the five year term.

The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At June 30, 2011, Covance was in compliance with the terms of the Credit Agreement.

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

The components of net periodic pension expense for these plans for the three and six month periods ended June 30, 2011 and 2010 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended June 30		Three Months Ended June 30
	2011	2010	2011	2010
Components of Net Periodic Pension Cost:
Service cost	$1,120	$891	$212	$166
Interest cost	2,094	1,866	165	144
Expected return on plan assets	(2,638)	(2,175)	—	—
Amortization of net actuarial loss	336	302	30	17
Participant contributions	(515)	(501)	—	—
Net periodic pension cost	$397	$383	$407	$327

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

	United Kingdom Plans		German Plan
	Three Months Ended June 30		Three Months Ended June 30
	2011	2010	2011	2010
Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.20%	5.75%	4.60%	5.50%
Expected rate of return on assets	6.50%	6.75%	n/a	n/a
Salary increases	4.50%	4.50%	2.50%	3.00%

	United Kingdom Plans		German Plan
	Six Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Components of Net Periodic Pension Cost:
Service cost	$2,248	$1,776	$424	$345
Interest cost	4,202	3,720	330	300
Expected return on plan assets	(5,294)	(4,335)	—	—
Amortization of net actuarial loss	674	602	60	36
Participant contributions	(1,034)	(999)	—	—
Net periodic pension cost	$796	$764	$814	$681

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.20%	5.75%	4.60%	5.50%
Expected rate of return on assets	6.50%	6.75%	n/a	n/a
Salary increases	4.50%	4.50%	2.50%	3.00%

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance.  Benefit amounts are based upon years of service and compensation of the participating employees.

The components of net periodic pension cost for the three and six month periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Components of Net Periodic Pension Cost:
Service cost	$321	$348	$641	$695
Interest cost	174	173	347	347
Amortization of prior service credit	(30)	(30)	(59)	(59)
Amortization of net actuarial loss	74	38	147	77
Net periodic pension cost	$539	$529	$1,076	$1,060

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.40%	5.25%	4.40%	5.25%
Salary increases	3.75%	4.00%	3.75%	4.00%

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2011 and 2010

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

The components of net periodic post-retirement benefits cost for the three and six month periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2011		2010	2011		2010
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$30		$24	$59		$48
Interest cost	72		78	145		155
Amortization of net actuarial loss	8		—	15		—
Net periodic post-retirement benefit cost	$110		$102	$219		$203

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	4.70%		5.25%	4.70%		5.25%
Health care cost trend rate	8.50	%(a)	7.50%	8.50	%(a)	7.50%

(a) decreasing to ultimate trend of 5.00% in 2018

8.  Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

In May 2010, Covance’s shareholders approved the 2010 Employee Equity Participation Plan (the “2010 EEPP”) in replacement of the 2007 Employee Equity Participation Plan (the “2007 EEPP”).  Effective upon approval of the 2010 EEPP, no further grants or awards were permitted under the 2007 EEPP.  Shares remaining available for grant under the 2007 EEPP are available for grant under the 2010 EEPP.  The 2010 EEPP became effective on May 6, 2010 and will expire on May 5, 2020. The 2010 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2010 EEPP and to grant awards to employees of Covance. The 2010 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Shares granted, other than options or SARs, shall be counted against the shares available for grant based upon the ratio of 1.74 for every 1 share granted. The exercise period for stock options granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant. Beginning in 2009, options are generally granted with a pro rata three year vesting period for all employees.  Prior to 2009, options were generally granted with a pro rata three year vesting period for senior executives and a pro rata two year vesting period for all other optionees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2010 EEPP totaled approximately 4.3 million plus approximately 1.3 million shares remaining available under the 2007 EEPP at the time the 2010 EEPP was approved.  All grants and awards under the 2007 EEPP remaining outstanding are now administered in accordance with the provisions of the 2007 EEPP out of shares issuable under the 2010 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights under the 2007 EEPP or the 2010 EEPP.  At June 30, 2011 there were approximately 4.2 million shares remaining available for grants under the 2010 EEPP.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2011 and 2010

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Expected stock price volatility	37%	35%	37%	35%
Range of risk free interest rates	0.1% - 3.6%	0.1% - 3.8%	0.1% - 3.6%	0.1% - 3.8%
Expected life of options (years)	4.8	4.7	4.8	4.7

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

Results of operations for the three month period ended June 30, 2011 include total stock-based compensation expense of $9.8 million ($6.7 million net of tax benefit of $3.1 million), $4.9 million of which has been included in both cost of revenue and selling, general and administrative expenses.  Results of operations for the six month period ended June 30, 2011 include total stock-based compensation expense of $18.9 million ($12.9 million net of tax benefit of $6.0 million), $9.6 million of which has been included in cost of revenue and $9.3 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended June 30, 2010 include total stock-based compensation expense of $8.7 million ($5.9 million net of tax benefit of $2.8 million), $4.5 million of which has been included in cost of revenue and $4.2 million of which has been included in selling, general and administrative expenses. Results of operations for the six month period ended June 30, 2010 include total stock-based compensation expense of $16.2 million ($11.0 million net of tax benefit of $5.2 million), $8.2 million of which has been included in cost of revenue and $8.0 million of which has been included in selling, general and administrative expenses.

9.  Facility Consolidation and Other Cost Reduction Actions

During the second quarter of 2010, the Company announced plans to reduce costs, primarily by closing and transitioning work conducted at its Austin, Texas Phase I clinic and Kalamazoo, Michigan research products facility into other more efficient locations. These actions were completed during 2010. During the fourth quarter of 2010, the Company announced plans to further rationalize capacity, reduce the cost of overhead and support functions and to streamline processes. During the three and six months ended June 30, 2011, Covance incurred costs totaling $4.6 million and $10.4 million, respectively.  During the three months ended June 30, 2011, $4.2 million has been included in selling, general and administrative expenses and $0.4 million has been included in depreciation and amortization.  During the six months ended June 30, 2011, $9.6 million has been included in selling, general and administrative expenses and $0.8 million has been included in depreciation and amortization.  During both the three and six months ended June 30, 2010, Covance incurred costs totaling $7.7 million, of which $6.4 million was included in selling, general and administrative expenses and $1.3 million was included in depreciation and amortization.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

The following table sets forth the costs incurred in connection with these restructuring activities during the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Employee separation costs	$2,191	$3,208	$5,581	$3,208
Lease and facility exit costs	—	2,922	—	2,922
Accelerated depreciation	405	1,314	810	1,314
Other costs	1,968	290	4,041	290
Total	$4,564	$7,734	$10,432	$7,734

The following table sets forth the restructuring costs by segment during the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Early Development	$1,988	$6,736	$4,890	$6,736
Late-Stage Development	731	194	1,666	194
Corporate expenses	1,845	804	3,876	804
Total	$4,564	$7,734	$10,432	$7,734

Total costs for these actions are expected to be $47 million, including $24 million in employee separation costs, $12 million in lease and facility exit costs, $4 million in accelerated depreciation and $7 million in other costs. Costs by segment are expected to total $22 million in our early development segment, $13 million in our late-stage development segment and $12 million in corporate expenses.

Cumulative costs for these actions through June 30, 2011 totaled $38.5 million, of which $34.8 million was included in selling, general and administrative expenses and $3.7 million was included in depreciation and amortization.  Cumulative costs incurred by category for these actions through June 30, 2011 totaled $23.6 million in employee separation costs, $4.8 million in lease and facility exit costs, $3.7 million in accelerated depreciation and $6.4 million in other costs. Cumulative costs incurred by segment through June 30, 2011 total $19.0 million in our early development segment, $9.0 million in our late-stage development segment and $10.5 million in corporate expenses.  All remaining costs are expected to be incurred during the remainder of 2011.

The following table sets forth the rollforward of the restructuring activity for the six months ended June 30, 2011:

	Balance, Dec 31, 2010	Total Charges	Cash Payments	Other	Balance, June 30, 2011
Employee separation costs	$11,738	$5,581	$(9,775)	$(19)	$7,525
Lease and facility exit costs	3,747	—	(731)	54	3,070
Accelerated depreciation	—	810	—	(810)	—
Other costs	846	4,041	(4,090)	(49)	748
Total	$16,331	$10,432	$(14,596)	$(824)	$11,343

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

June 30, 2011 and 2010

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

Segment revenues, operating income and total assets for the three and six months ended June 30, 2011 and 2010 are as follows:

	Early Development		Late-Stage Development		Other Reconciling Items		Total
Three months ended June 30, 2011
Total revenues from external customers	$231,838		$286,382		$29,507	(a)	$547,727
Operating income	$30,914	(d)	$56,537	(e)	$(38,696	)(b)	$48,755
Total assets	$1,160,148		$762,156		$159,242	(c)	$2,081,546

Three months ended June 30, 2010
Total revenues from external customers	$208,192		$266,979		$25,548	(a)	$500,719
Operating income	$22,495	(d)	$56,513	(e)	$(36,498	)(b)	$42,510
Total assets	$1,188,061		$643,306		$161,721	(c)	$1,993,088

Six months ended June 30, 2011
Total revenues from external customers	$455,863		$564,343		$54,979	(a)	$1,075,185
Operating income	$54,485	(d)	$111,771	(e)	$(75,601	)(b)	$90,655
Total assets	$1,160,148		$762,156		$159,242	(c)	$2,081,546

Six months ended June 30, 2010
Total revenues from external customers	$413,241		$543,854		$48,643	(a)	$1,005,738
Operating income	$45,396	(d)	$122,729	(e)	$(72,751	)(b)	$95,374
Total assets	$1,188,061		$643,306		$161,721	(c)	$1,993,088

(a)	Represents revenues associated with reimbursable out-of-pocket expenses.
(b)

Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense). Corporate expenses include restructuring costs of $1,845 and $3,876 for the three and six months ended June 30, 2011, respectively, and restructuring costs of $804 for both the three and six months ended June 30, 2010.

(c)	Represents corporate assets.
(d)

Early Development operating income includes restructuring costs of $1,988 and $4,890 for the three and six months ended June 30, 2011, respectively, and restructuring costs of $6,736 for both the three and six months ended June 30, 2010.

(e)

Late-Stage Development operating income includes restructuring costs of $731 and $1,666 for the three and six months ended June 30, 2011, respectively, and restructuring costs of $194 for both the three and six months ended June 30, 2010.

11.  Subsequent Events

Covance completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s Phase II-IV clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the quarter ended June 30, 2011, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

As of June 30, 2011, the balance of the reserve for unrecognized tax benefits is $14.9 million, including accrued interest of $1.3 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus and deemed income.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes.  The balance of this reserve at June 30, 2011 is $1.0 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States.  Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of June 30, 2011.

Stock-Based Compensation.  The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 8 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Expected stock price volatility	37%	35%	37%	35%
Range of risk free interest rates	0.1% - 3.6%	0.1% - 3.8%	0.1% - 3.6%	0.1% - 3.8%
Expected life of options (years)	4.8	4.7	4.8	4.7

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.  Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2010 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through June 30, 2011 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of a reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At June 30, 2011, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $81.0 million.

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

Results of Operations

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010.  Net revenues totaling $518.2 million for the three months ended June 30, 2011 increased 9.1%, or 3.7% excluding the favorable impact of foreign exchange rate variances between both periods, as compared to $475.2 million for the corresponding 2010 period.  Net revenues from Covance’s early development segment increased 11.4%, or 9.1% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in the early development segment was driven by a number of factors, including the inclusion of results from the sites acquired in October 2010 from Sanofi in the 2011 three month period, revenue growth in our North American toxicology services, excluding Vienna, Virginia, and growth in our pharmaceutical chemistry and Phase I services.  Partially offsetting the growth in these service offerings was a decline in revenue in our Vienna, Virginia toxicology facility, where services are being wound-down and transitioned to other locations, as well as lower demand from our biopharmaceutical clients for our research products.  Net revenues from Covance’s late-stage development segment increased 7.3%, but decreased 0.5% excluding the favorable impact of foreign exchange rate variances between both periods.  Growth in our Phase II-IV clinical development services, on increased study activity, was offset by a reduction in testing volume in our central laboratory services.

Cost of revenue increased 8.1% to $358.3 million or 69.1% of net revenues for the three months ended June 30, 2011 as compared to $331.4 million or 69.7% of net revenues for the corresponding 2010 period.  Gross margins increased by 60 basis points to 30.9% for the three months ended June 30, 2011 from 30.3% for the corresponding 2010 period as strength in early development services, from the higher net revenue levels mentioned above, more than offset losses incurred in connection with the wind-down and transition of our Virginia toxicology services and lower profitability in our central laboratory and European toxicology services, from reduced volumes.

Overall, selling, general and administrative expenses increased 13.7% to $85.3 million for the three months ended June 30, 2011 from $75.0 million for the corresponding 2010 period. As a percentage of net revenues, selling, general and administrative expenses increased by 70 basis points to 16.5% for the three months ended June 30, 2011 from 15.8% for the corresponding 2010 period, driven in part by higher incentive compensation costs. Included in selling, general and administrative expense during the three months ended June 30, 2011 and 2010 was $4.2 million (or 0.8% of net revenues) and $6.4 million (or 1.3% of net revenues), respectively, in costs associated with the restructuring initiatives and cost reduction actions to rationalize capacity, reduce the cost of overhead and support functions and to streamline processes.  Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization decreased 1.6% to $25.8 million for the three months ended June 30, 2011 from $26.3 million for the corresponding 2010 period.  As a percentage of net revenues, depreciation and amortization decreased by

50 basis points to 5.0% for the three months ended June 30, 2011 from 5.5% for the corresponding 2010 period.  Depreciation and amortization during the three months ended June 30, 2011 and 2010 included $0.4 million (or 0.1% of net revenues) and $1.3 million (or 0.3% of net revenues), respectively, in accelerated depreciation associated with the restructuring initiatives described above.

Income from operations increased 14.7% to $48.8 million or 9.4% of net revenues for the three months ended June 30, 2011 from $42.5 million or 8.9% of net revenues for the corresponding 2010 period. Income from operations for the three months ended June 30, 2011 included $4.6 million (or 0.9% of net revenues) in costs associated with the restructuring initiatives described above, compared to $7.7 million (or 1.6% of net revenues) in the 2010 period.

Income from operations from Covance’s early development segment for the three months ended June 30, 2011 increased 37.4% or $8.4 million to $30.9 million as compared to $22.5 million for the corresponding 2010 period. As a percentage of net revenues, early development income from operations increased 250 basis points from 10.8% of early development net revenues in the three months ended June 30, 2010 to 13.3% in the corresponding 2011 period.  This increase was driven by higher incremental operating income resulting from the increased net revenues discussed above, as well as the inclusion of results from the sites acquired in October 2010 from Sanofi.  In addition, the 2010 three month period included $6.7 million in costs (3.2% of segment net revenues) associated with the restructuring initiatives described above compared to $2.0 million in costs (0.9% of segment net revenues) in the 2011 period.

Income from operations from Covance’s late-stage development segment for both the three months ended June 30, 2011 and 2010 were $56.5 million.  As a percentage of net revenues, late-stage development income from operations decreased 150 basis points from 21.2% of late-stage development net revenues in the three month period ended June 30, 2010 to 19.7% of segment net revenues in the corresponding 2011 period, driven by the impact on operating income of a reduction in the volume of tests performed in our central laboratory services. In addition, income from operations from Covance’s late-stage development segment for the three months ended June 30, 2011 includes restructuring charges of $0.7 million (or 0.3% of segment net revenues) compared to $0.2 million (or 0.1% of segment revenues) in the 2010 period.

Corporate expense increased $2.2 million to $38.7 million or 7.5% of net revenues for the three months ended June 30, 2011 as compared to $36.5 million or 7.7% of net revenues for the corresponding 2010 period.  Corporate expenses for the three months ended June 30, 2011 includes restructuring charges of $1.8 million (or 0.4% of net revenues) compared to $0.8 million (or 0.2% of net revenues) included in the 2010 period.  Also included in Corporate expense is stock-based compensation expense of $9.8 million or 1.9% of net revenues for the three months ended June 30, 2011, as compared to $8.7 million or 1.8% of net revenues for the corresponding 2010 period.

Other expense, net increased $0.2 million to $0.9 million for the three months ended June 30, 2011 from $0.7 million for the corresponding 2010 period.  Net interest expense increased to $0.6 million during the 2011 period, as compared to net interest income of $0.1 million for the corresponding 2010 period due to outstanding borrowings under our credit facilities in the 2011 three month period resulting from the stock buyback program executed in the fourth quarter of 2010. Partially offsetting this increase was a decrease of $0.5 million in net foreign exchange transaction losses from $0.8 million during the 2010 period to $0.3 million during the 2011 period.

Covance’s effective tax rate for the three months ended June 30, 2011 was 20.9% compared to 24.9% for the corresponding 2010 period.  Covance’s effective tax rate for the three months ended June 30, 2011 includes a tax benefit of $1.6 million on $4.6 million in restructuring charges, while the effective tax rate for the three months ended June 30, 2010 includes a tax benefit of $2.9 million on $7.7 million in restructuring charges, with such costs in both periods being incurred predominantly in the United States. The remaining year-over-year decrease in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions coupled with the impact of tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the three month periods ended June 30, 2011 and 2010, Covance recognized a loss of $0.2 million and income of $0.3 million, respectively, representing its share of Noveprim’s (losses) earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2011 and 2010.

Net income of $37.6 million for the three months ended June 30, 2011 increased $6.0 million or 18.9% as compared to $31.7 million for the corresponding 2010 period.  The drivers of the increase in net income for the three months ended June 30, 2011 is the increased revenues and profitability of certain early development services as discussed above, the inclusion of results from the sites acquired in October 2010 from Sanofi and the reduction in restructuring costs incurred, net of tax in the 2011 period as compared to the corresponding 2010 period.  Partially offsetting these year on year increases is the reduced profitability in late-stage development services and the operating losses incurred in connection with the wind-down and transition of our Vienna toxicology services.

Six months Ended June 30, 2011 Compared with Six months Ended June 30, 2010.  Net revenues totaling $1.0 billion for the six months ended June 30, 2011 increased 6.6%, or 2.9% excluding the favorable impact of foreign exchange rate variances between both periods, as compared to $957.1 million for the corresponding 2010 period.  Net revenues from Covance’s early development segment increased 10.3%, or 9.0% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in the early development segment was driven by a number of factors, including the inclusion of results from the sites acquired in October 2010 from Sanofi in the 2011 six month period, revenue growth in our North American toxicology services, excluding Vienna, Virginia, and growth in our pharmaceutical chemistry and discovery and translational services.  Partially offsetting the growth in these service offerings was a decline in revenue in our Vienna, Virginia toxicology facility, where services are being wound-down and transitioned to other locations, as well lower demand from our biopharmaceutical clients for our research products. Net revenues from Covance’s late-stage development segment increased 3.8%, but decreased 1.7% excluding the favorable impact of foreign exchange rate variances between both periods.  Growth in our Phase II-IV clinical development services, on increased study activity, was offset by a reduction in testing volume in our central laboratory services.

Cost of revenue increased 7.2% to $711.9 million or 69.8% of net revenues for the six months ended June 30, 2011 as compared to $663.9 million or 69.4% of net revenues for the corresponding 2010 period.  Gross margins decreased by 40 basis points to 30.2% for the six months ended June 30, 2011 from 30.6% for the corresponding 2010 period as losses incurred in connection with the wind-down and transition of our Virginia toxicology services and lower profitability in our central laboratory and European toxicology services, from reduced volumes, more than offset strength in the other early development and late-stage development services from the higher net revenue levels mentioned above.

Overall, selling, general and administrative expenses increased 13.0% to $166.0 million for the six months ended June 30, 2011 from $146.8 million for the corresponding 2010 period. As a percentage of net revenues, selling, general and administrative expenses increased by 100 basis points to 16.3% for the six months ended June 30, 2011 from 15.3% for the corresponding 2010 period, driven in part by higher incentive compensation costs. Included in selling, general and administrative expense during the six months ended June 30, 2011 is $9.6 million (or 0.9% of net revenues) in costs associated with the restructuring initiatives as compared to $6.4 million (or 0.7% of net revenues) in costs for the six months ended June 30, 2010. Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 1.4% to $51.7 million for the six months ended June 30, 2011 from $51.0 million for the corresponding 2010 period.  As a percentage of net revenues, depreciation and amortization decreased by 20 basis points to 5.1% for the six months ended June 30, 2011 from 5.3% for the corresponding 2010 period.  Depreciation and amortization during the six months ended June 30, 2011 includes $0.8 million (or 0.1% of net revenues) in accelerated depreciation associated with the restructuring initiatives described above as compared to $1.3 million (or 0.1% of net revenues) of accelerated depreciation for the six months ended June 30, 2010.

Income from operations decreased 4.9% to $90.7 million or 8.9% of net revenues for the six months ended June 30, 2011 from $95.4 million or 10.0% of net revenues for the corresponding 2010 period.  Income from operations for the six months ended June 30, 2011 includes $10.4 million (or 1.0% of net revenues) in costs associated with the restructuring initiatives described above, compared to $7.7 million (or 0.8% of net revenues) in restructuring charges in the 2010 period.

Income from operations from Covance’s early development segment for the six months ended June 30, 2011 increased 20.0% or $9.1 million to $54.5 million as compared to $45.4 million for the corresponding 2010 period. As a percentage of net revenues, early development income from operations increased 100 basis points from 11.0% of early development net revenues in the six months ended June 30, 2010 to 12.0% in the corresponding 2011 period.  The increase in income from operations in Covance’s early development segment for the six months ended June 30, 2011 is attributable to higher incremental operating income resulting from the increased net revenues explained above, as well as the inclusion of results from the sites acquired in October 2010 from Sanofi.  In addition, the 2010 six month period included $6.7 million in costs (1.6% of segment net revenues) associated with the restructuring initiatives described above compared to $4.9 million in costs (1.1% of segment net revenues) in the 2011 six month period.

Income from operations from Covance’s late-stage development segment for the six months ended June 30, 2011 decreased 8.9% or $11.0 million to $111.8 million as compared to $122.7 million for the corresponding 2010 period. As a percentage of net revenues, late-stage development income from operations decreased 280 basis points from 22.6% of late-stage development net revenues in the six month period ended June 30, 2010 to 19.8% of net revenues in the corresponding 2011 period, driven by the impact on operating income of a reduction in the volume of tests performed in our central laboratory services.  In addition, income from operations from Covance’s late-stage development segment for the six months ended June 30, 2011 includes restructuring charges of $1.7 million (or 0.3% of segment net revenues) compared to $0.2 million (or 0.03% of segment net revenues) in the corresponding 2010 period.

Corporate expense increased $2.9 million to $75.6 million or 7.4% of net revenues for the six months ended June 30, 2011 as compared to $72.8 million or 7.6% of net revenues for the corresponding 2010 period.  Corporate expenses for the six months ended June 30, 2011 includes restructuring charges of $3.8 million (or 0.4% of net revenues) compared to $0.8 million (or 0.1% of net revenues) included in the 2010 corresponding period. Also included in Corporate expense is stock-based compensation expense of $18.9 million or 1.9% of net revenues for the six months ended June 30, 2011, as compared to $16.2 million or 1.7% of net revenues for the corresponding 2010 period.  Partially offsetting these increases were cost savings realized from the restructuring initiatives.

Other expense, net decreased $0.4 million to $1.4 million for the six months ended June 30, 2011 from $1.8 million for the corresponding 2010 period.  Net foreign exchange transaction losses decreased $1.8 million, to $0.1 million during the 2011 period from $1.9 million during the corresponding 2010 period.  Partially offsetting this decrease was an increase in net interest expense of $1.4 million due to outstanding borrowings under our credit facilities in the 2011 six month period resulting from the stock buyback program executed in the fourth quarter of 2010.  Net interest expense was $1.3 million during the 2011 period, as compared to net interest income of $0.1 million for the corresponding 2010 period.

Covance’s effective tax rate for the six months ended June 30, 2011 was 20.9% compared to 25.1% for the corresponding 2010 period.  Covance’s effective tax rate for the six months ended June 30, 2011 includes a tax benefit of $3.7 million on $10.4 million of restructuring charges, while the six months ended June 30, 2010 includes a tax benefit of $2.9 million on $7.7 million in restructuring charges, with such costs in both periods being incurred predominantly in the United States. The remaining year-over-year decrease in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions coupled with the impact of tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the six month periods ended June 30, 2011 and 2010, Covance recognized a loss of $0.2 million and income of $0.7 million, respectively, representing its share of Noveprim’s (losses) earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at June 30, 2011 and 2010.

Net income of $70.4 million for the six months ended June 30, 2011 decreased $0.4 million or 0.6% as compared to $70.8 million for the corresponding 2010 period.  The primary driver of the reduction in net income for the six months ended June 30, 2011 is restructuring charges incurred in the 2011 period totaling $6.7 million after tax compared to $4.8 million after tax incurred in the corresponding 2010 period.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2011 and December 31, 2010 were $406.2 million and $377.2 million, respectively.  Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions which carry a Moody’s rating of A1 P1 or better.  Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance has a credit agreement (the “Credit Agreement”) that provides for a revolving credit facility of up to $250 million, which may be expanded to $300 million at Covance’s election, and a term loan commitment of $100 million.  At June 30, 2011, there were no outstanding borrowings and $2.6 million of outstanding letters of credit under the revolving credit facility and $92.5 million of outstanding debt under the term loan facility.  Interest on all outstanding borrowings under the Credit Agreement is computed in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 2.33% per annum and 2.37% per annum during the three and six months ended June 30, 2011, respectively.  There were no borrowings during the three months ended June 30, 2010.  Interest on outstanding borrowings approximated 3.25% per annum during the six months ended June 30, 2010.  Costs associated with the Credit Agreement, which expires in October 2015, consisted primarily of bank and legal fees totaling $1.7 million, and are being amortized over the five year term. The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At June 30, 2011, Covance was in compliance with the terms of the Credit Agreement.  Covance believes cash on hand plus cash from operations and available borrowings under the Credit Agreement will provide sufficient liquidity for the foreseeable future.

During the six months ended June 30, 2011, Covance’s operations provided net cash of $88.7 million, an increase of $7.4 million from the corresponding 2010 period.  The change in net operating assets used $49.0 million in cash during the six months ended June 30, 2011, primarily due to an increase in accounts receivable and unbilled services, as well as a reduction in income taxes payable, partially offset by an increase in accrued liabilities and accounts payable.  The change in net operating assets used $50.6 million in cash during the six months ended June 30, 2010, primarily due to an increase in unbilled services combined with a decrease in accrued payroll and benefits and unearned revenue.  Covance’s ratio of current assets to current liabilities was 2.19 at June 30, 2011 and 1.89 at December 31, 2010.

Investing activities for the six months ended June 30, 2011 used $50.4 million, compared to using $67.4 million for the corresponding 2010 period.  Capital spending for the first six months of 2011 totaled $50.5 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Approximately $31.9 million of capital spending in the first six months of 2011 represents expenditures associated with assets that have not yet been placed in service as of June 30, 2011. Capital spending for the corresponding 2010 period totaled $67.5 million, and was primarily for significant ongoing information technology projects, expansion of preclinical facilities in China, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software.

Financing activities for the six months ended June 30, 2011 used $39.9 million, compared to providing $4.0 million in the corresponding 2010 period.  Cash used for financing activities during the six months ended June 30, 2011 included the repayment of $35.0 million on the revolver portion and $5.0 million on the term loan portion of the Credit Agreement.  In addition, $7.5 million was used to purchase into treasury 130,030 shares of common stock in connection with employee benefit plans.  Partially offsetting these items were $5.3 million in proceeds from the exercise of stock options, $1.6 million from employee contributions to the Company’s employee stock purchase plan and $0.7 million in excess tax benefits realized on the exercise of stock options.  During the six months ended June 30, 2010, cash received from financing activities included $4.5 million in proceeds from the exercise of stock options, $4.0 million from employee contributions to the Company’s employee stock purchase plan, and $0.7 million in excess tax benefits realized on the exercise of stock options.  Partially offsetting these items was $5.3 million used to purchase into treasury 93,192 shares of common stock in connection with employee benefit plans.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended the FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”) to converge the fair value measurement guidance in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011 and should be applied prospectively. Covance is currently evaluating the impact, if any, that the provisions of ASU 2011-04 will have on its consolidated results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 also requires companies to display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. Covance will be required to adopt ASU 2011-05 no later than the quarter beginning January 1, 2012.  As the ASU requires additional presentation only, there will be no impact to Covance’s consolidated results of operations or financial position.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the six months ended June 30, 2011, approximately 48% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.  In connection with Covance’s efforts to reduce it’s cost structure and provide a more global and integrated environment, the Company initiated several actions, including the consolidation of general ledger accounting, invoicing and cash collections into fewer Covance locations and the outsourcing of certain of its shared service functions for accounts payable, cash applications, fixed assets and certain purchasing functions to a third-party service provider. During the second quarter of 2011, the consolidation of processes was substantially complete.  The outsourcing of services was implemented across our U.S. locations and is expected to be substantially complete by the end of 2011.  Internal controls over financial reporting related to these initiatives have been added or modified accordingly.  As part of the transition process, the internal controls over financial reporting were tested for design and operating effectiveness and were evaluated as appropriate and effective.  There were no other changes in the Company’s internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derive a large portion of our net revenues from international operations. For the six months ended June 30, 2011, we derived approximately 48% of our net revenues from our operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: August 3, 2011	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board	August 3, 2011
Joseph L. Herring	and Chief Executive Officer
(Principal Executive Officer)

/s/ William E. Klitgaard	Corporate Senior Vice President	August 3, 2011
William E. Klitgaard	and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian H. Nutt	Principal Accounting Officer	August 3, 2011
Brian H. Nutt

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification — Joseph L. Herring. Filed herewith.

31.2	Certification — William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — William E. Klitgaard. Filed herewith.

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. Furnished electronically herewith.