Form 10-Q
period 2011-09-30
COVANCE INC
filed 2011-11-04
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 28, 2011, the Registrant had 60,758,823 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended September 30, 2011

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30,	December 31,
(Dollars in thousands)	2011	2010
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$399,695	$377,223
Accounts receivable	284,769	261,160
Unbilled services	122,330	90,729
Inventory	82,085	82,924
Deferred income taxes	40,318	35,648
Prepaid expenses and other current assets	129,537	98,127
Total Current Assets	1,058,734	945,811
Property and equipment, net	856,778	843,983
Goodwill, net	127,779	127,653
Other assets	51,625	48,095
Total Assets	$2,094,916	$1,965,542

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$40,280	$34,079
Accrued payroll and benefits	125,084	107,572
Accrued expenses and other current liabilities	111,510	97,395
Unearned revenue	181,613	186,301
Short-term debt and current portion of long-term debt	90,000	45,000
Income taxes payable	14,167	28,827
Total Current Liabilities	562,654	499,174
Long-term debt	—	87,500
Deferred income taxes	25,818	30,531
Other liabilities	70,449	68,516
Total Liabilities	658,921	685,721
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock — Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 78,013,506 and 77,391,335 shares issued and outstanding, including those held in treasury, at September 30, 2011 and December 31, 2010, respectively	780	774
Paid-in capital	677,777	639,341
Retained earnings	1,484,754	1,373,705
Accumulated other comprehensive income	14,691	277
Treasury stock at cost (17,260,262 and 17,125,878 shares at September 30, 2011 and December 31, 2010, respectively)	(742,007)	(734,276)
Total Stockholders’ Equity	1,435,995	1,279,821
Total Liabilities and Stockholders’ Equity	$2,094,916	$1,965,542

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2011	2010	2011	2010

Net revenues	$543,254	$477,022	$1,563,460	$1,434,117
Reimbursable out-of-pocket expenses	35,622	36,258	90,601	84,901
Total revenues	578,876	513,280	1,654,061	1,519,018

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	383,347	337,698	1,095,199	1,001,574
Reimbursable out-of-pocket expenses	35,622	36,258	90,601	84,901
Selling, general and administrative (excluding depreciation and amortization)	81,292	70,731	247,292	217,576
Depreciation and amortization	27,592	26,105	79,291	77,105
Asset impairment charges	—	119,229	—	119,229
Total costs and expenses	527,853	590,021	1,512,383	1,500,385
Income (loss) from operations	51,023	(76,741)	141,678	18,633

Other expense, net:
Interest income	(552)	(463)	(1,357)	(1,053)
Interest expense	895	227	2,997	675
Foreign exchange transaction loss, net	777	681	892	2,595
Other expense, net	1,120	445	2,532	2,217
Income (loss) before taxes and equity investee earnings	49,903	(77,186)	139,146	16,416
Tax expense (benefit)	9,781	(46,003)	28,402	(22,534)
Equity investee earnings	547	253	305	926
Net income (loss)	$40,669	$(30,930)	$111,049	$39,876

Basic earnings (loss) per share	$0.68	$(0.49)	$1.86	$0.63
Weighted average shares outstanding - basic	59,695,336	63,739,910	59,596,294	63,601,302

Diluted earnings (loss) per share	$0.67	$(0.49)	$1.82	$0.61
Weighted average shares outstanding — diluted	60,926,604	63,739,910	61,093,960	65,069,901

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	Nine Months Ended September 30
(Dollars in thousands)	2011	2010

Cash flows from operating activities:
Net income	$111,049	$39,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,291	77,105
Asset impairment charges	—	119,229
Non-cash compensation expense associated with employee benefit and stock compensation plans	29,305	24,815
Deferred income tax benefit	(9,680)	(53,185)
Loss on disposal of property and equipment	431	961
Equity investee earnings	(305)	(926)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(23,396)	3,442
Unbilled services	(31,601)	(6,381)
Inventory	839	(1,388)
Accounts payable	6,184	(1,439)
Accrued liabilities	31,505	(3,577)
Unearned revenue	(4,688)	(17,394)
Income taxes payable	(13,988)	362
Other assets and liabilities, net	(33,992)	7,658
Net cash provided by operating activities	140,954	189,158
Cash flows from investing activities:
Capital expenditures	(86,289)	(100,488)
Acquisition of business	(411)	—
Other, net	201	73
Net cash used in investing activities	(86,499)	(100,415)
Cash flows from financing activities:
Net borrowings under revolving credit facility	55,000	—
Repayments under long-term debt	(97,500)	—
Stock issued under employee stock purchase and option plans	8,465	12,640
Purchase of treasury stock	(7,731)	(5,601)
Net cash (used in) provided by financing activities	(41,766)	7,039
Effect of exchange rate changes on cash	9,783	3,773
Net change in cash and cash equivalents	22,472	99,555
Cash and cash equivalents, beginning of period	377,223	289,469
Cash and cash equivalents, end of period	$399,695	$389,024

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2010, 2009 and 2008 included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $68.6 million and $49.1 million at September 30, 2011 and December 31, 2010, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

Impairment of Long-Lived Assets

Covance reviews its long-lived assets, other than goodwill and other indefinite lived intangible assets, for impairment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance’s judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated.  During the third quarter of 2010, Covance determined that long-lived assets used in its North American toxicology operations, located in Chandler, Arizona and Manassas, Virginia with carrying values of $182.7 million and $23.4 million, respectively, were no longer fully recoverable from the cash flows expected from those assets.  Accordingly, as of September 30, 2010, Covance recorded an asset impairment charge totaling $119.2 million ($103.0 million of which relates to the Chandler, Arizona assets and $16.2 million relates to the Manassas, Virginia assets), representing the excess of the carrying value of those assets over their respective fair market values. See Note 10.

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2010 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through September 30, 2011 that warranted a reconsideration of our impairment test results.

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

(UNAUDITED)

September 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

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

(UNAUDITED)

September 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

believes is more likely than not to be realized upon ultimate settlement of the position. Components of the reserve are classified as either a current or long-term liability in the consolidated balance sheet based on when the Company expects each of the items to be settled. Covance accrues interest and penalties in relation to unrecognized tax benefits as a component of income tax expense.

As of September 30, 2011, the balance of the reserve for unrecognized tax benefits was $15.5 million, including accrued interest of $1.5 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet. As of December 31, 2010, the balance of the reserve for unrecognized tax benefits was $15.0 million, including accrued interest of $1.0 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus and deemed income.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes.   The balance of this reserve at both September 30, 2011 and December 31, 2010 is $1.0 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of September 30, 2011.

Comprehensive Income

Covance’s total comprehensive income for the three and nine months ended September 30, 2011 and 2010 is comprised of net income (loss) plus the change in the cumulative translation adjustment equity account and the change in the unrealized gain on available-for-sale securities. For the three and nine months ended September 30, 2011 this change in the unrealized gain was a decrease of $0.2 million, net of tax, and an increase of $0.6 million, net of tax, respectively.  For the three and nine months ended September 30, 2010 this change in the unrealized gain was a decrease of $0.8 million, net of tax, and $1.0 million, net of tax, respectively.  Total comprehensive income was $2.0 million and $125.5 million for the three and nine months ended September 30, 2011, respectively. Total comprehensive income was $9.7 million and $45.7 million for the three and nine months ended September 30, 2010, respectively.

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

September 30, 2011 and 2010

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

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period.  The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued; computed under the treasury stock method.

In computing diluted EPS for the three months ended September 30, 2011, the denominator was increased by 1,231,268 shares and for the nine months ended September 30, 2011 and 2010, the denominator was increased by 1,497,666 shares and 1,468,599 shares, respectively, representing the dilutive effect of all unvested restricted shares as well as those stock options outstanding at September 30, 2011 and 2010, with exercise prices less than the average market price of Covance’s common stock during each respective period.  In computing diluted EPS for the three months ended September 30, 2010, there were 1,270,798 potentially dilutive shares that were not included in the computation of diluted net loss per share, as their effect would be anti-dilutive.  Excluded from the computation of diluted EPS for the three months ended September 30, 2011 were options to purchase 2,425,531 shares of common stock at prices ranging from $54.15 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the nine months ended September 30, 2011 were options to purchase 2,046,853 shares of common stock at prices ranging from $55.95 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended September 30, 2010 were options to purchase 1,865,494 shares of common stock at prices ranging from $45.23 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the nine months ended September 30, 2010 were options to purchase 1,625,602 shares of common stock at prices ranging from $54.15 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

Supplemental Cash Flow Information

Cash paid for interest for the nine month periods ended September 30, 2011 and 2010 was $3.0 million and $0.4 million, respectively. Cash paid for income taxes for the nine month periods ended September 30, 2011 and 2010 totaled $51.2 million and $32.4 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the nine months ended September 30, 2011 and 2010 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $0.8 million and $0.9 million, respectively (a corresponding cash inflow of $0.8 million and $0.9 million, respectively, has been included in financing cash flows).

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”).  ASU 2011-08 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  Previous guidance required an entity to test goodwill for impairment by first comparing the fair value of a reporting unit with its carrying amount.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, early adoption is permitted.  Covance will consider adopting ASU 2011-08 when completing its annual impairment test during the fourth quarter of 2011.  Covance does not expect ASU 2011-08 to have an impact on its consolidated results of operations or financial position.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 12.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

3.  Treasury Stock

The Board of Directors has, from time to time, approved stock repurchase programs enabling Covance to repurchase shares of its common stock.  In September 2010, the Covance Board of Directors authorized the repurchase of up to $250 million of the Company’s outstanding common stock (the “2010 Repurchase Program”).  This was in addition to a 3.0 million share buyback authorization approved by the Covance Board of Directors in 2007 (the “2007 Repurchase Program”). The Company repurchased 4.75 million shares of its common stock at a cost of $250 million under the 2010 Repurchase Program through an accelerated share repurchase which was initiated in November 2010.  At September 30, 2011, there were 0.8 million shares remaining for purchase under the 2007 Repurchase Program.  In addition to the Board approved share repurchase programs, Covance also reacquires shares of its common stock when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.

The following table sets forth the treasury stock activity during the nine month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30
	2011		2010
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$—	—	$—	—
Employee benefit plans	7,731	134.4	5,601	100.6
Total	$7,731	134.4	$5,601	100.6

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

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance’s investment.  This investment is reflected in other assets on the consolidated balance sheet. During the three and nine month periods ended September 30, 2011, Covance recognized income of $0.5 million and $0.3 million, respectively, representing its share of Noveprim’s earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at September 30, 2011. During the three and nine month periods ended September 30, 2010, Covance recognized income of $0.3 million and $0.9 million, respectively, representing its share of Noveprim’s earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at September 30, 2010. The carrying value of Covance’s investment in Noveprim at both September 30, 2011 and December 31, 2010 was $22.0 million.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

Covance has a minority equity position (less than 20%) in BioClinica, Inc. (“BIOC”) (Nasdaq GM:BIOC).  BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  As Covance owns less than a 20% interest in BIOC and does not exercise significant influence over the operating or financial decisions of BIOC, the investment is accounted for as an available-for-sale security.  The cost basis of Covance’s investment in BIOC is $1.4 million.  The carrying value of the investment as of September 30, 2011 and December 31, 2010 was $11.3 million and $10.5 million, respectively, as determined based on quoted market prices in an active market. This investment is reflected in other assets on the consolidated balance sheet. The $0.8 million increase in the carrying value of the investment results in a $0.6 million increase in the unrealized gain on investment, net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. Accordingly, the balance in the unrealized gain on investment at September 30, 2011 and December 31, 2010 was $6.0 million and $5.5 million, net of tax, respectively.

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

6.  Credit Facilities

On October 26, 2010, Covance amended its credit facility which was due to expire in June 2012.  The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $250 million, which may be expanded to $300 million at Covance’s election, and a term loan commitment of $100 million.  On August 31, 2011, Covance repaid and retired all outstanding debt on the term loan portion of the Credit Agreement, primarily through borrowings under the revolving credit facility.  At September 30, 2011 there were $90.0 million of outstanding borrowings and $2.6 million of outstanding letters of credit under the revolving credit facility.  At December 31, 2010 there were $35.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the revolving credit facility and $97.5 million of outstanding debt under the term loan facility.  Interest on all outstanding borrowings under the Credit Agreement is computed in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on all outstanding borrowings under the previous credit facility was also based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 2.22% per annum and 2.33% per annum during the three and nine months ended September 30, 2011, respectively. There were no borrowings during the three months ended September 30, 2010.  Interest on outstanding borrowings approximated 3.25% per annum during the nine months ended September 30, 2010.  Costs associated with the Credit Agreement, which expires in October 2015, consisted primarily of bank and legal fees totaling $1.7 million, and are being amortized over the five year term.

The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At September 30, 2011, Covance was in compliance with the terms of the Credit Agreement.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2011 and 2010

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

The components of net periodic pension expense for these plans for the three and nine month periods ended September 30, 2011 and 2010 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended September 30		Three Months Ended September 30
	2011	2010	2011	2010
Components of Net Periodic Pension Cost:
Service cost	$1,083	$933	$201	$180
Interest cost	2,023	1,954	157	156
Expected return on plan assets	(2,549)	(2,277)	—	—
Amortization of net actuarial loss	325	316	28	18
Participant contributions	(498)	(525)	—	—
Net periodic pension cost	$384	$401	$386	$354

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.20%	5.75%	4.60%	5.50%
Expected rate of return on assets	6.50%	6.75%	n/a	n/a
Salary increases	4.50%	4.50%	2.50%	3.00%

	United Kingdom Plans		German Plan
	Nine Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Components of Net Periodic Pension Cost:
Service cost	$3,331	$2,709	$625	$525
Interest cost	6,225	5,674	487	456
Expected return on plan assets	(7,843)	(6,612)	—	—
Amortization of net actuarial loss	999	918	88	54
Participant contributions	(1,532)	(1,524)	—	—
Net periodic pension cost	$1,180	$1,165	$1,200	$1,035

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.20%	5.75%	4.60%	5.50%
Expected rate of return on assets	6.50%	6.75%	n/a	n/a
Salary increases	4.50%	4.50%	2.50%	3.00%

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2011 and 2010

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

The components of net periodic pension cost for the three and nine month periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Components of Net Periodic Pension Cost:
Service cost	$320	$348	$961	$1,043
Interest cost	174	173	521	520
Amortization of prior service credit	(30)	(30)	(89)	(89)
Amortization of net actuarial loss	74	38	221	115
Net periodic pension cost	$538	$529	$1,614	$1,589

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.40%	5.25%	4.40%	5.25%
Salary increases	3.75%	4.00%	3.75%	4.00%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.

The components of net periodic post-retirement benefits cost for the three and nine month periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2011		2010	2011		2010
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$30		$24	$89		$72
Interest cost	72		77	217		232
Amortization of net actuarial loss	7		—	22		—
Net periodic post-retirement benefit cost	$109		$101	$328		$304

Assumptions Used to Determine Net Periodic Post- retirement Benefit Cost:
Discount rate	4.70%		5.25%	4.70%		5.25%
Health care cost trend rate	8.50	%(a)	7.50%	8.50	%(a)	7.50%

(a) decreasing to ultimate trend of 5.00% in 2018

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

8.  Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

In May 2010, Covance’s shareholders approved the 2010 Employee Equity Participation Plan (the “2010 EEPP”) in replacement of the 2007 Employee Equity Participation Plan (the “2007 EEPP”).  Effective upon approval of the 2010 EEPP, no further grants or awards were permitted under the 2007 EEPP.  Shares remaining available for grant under the 2007 EEPP are available for grant under the 2010 EEPP.  The 2010 EEPP became effective on May 6, 2010 and will expire on May 5, 2020. The 2010 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2010 EEPP and to grant awards to employees of Covance. The 2010 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Shares granted, other than options or SARs, shall be counted against the shares available for grant based upon the ratio of 1.74 for every 1 share granted. The exercise period for stock options granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant. Beginning in 2009, options are generally granted with a pro rata three year vesting period for all employees.  Prior to 2009, options were generally granted with a pro rata three year vesting period for senior executives and a pro rata two year vesting period for all other optionees. Stock awards generally vest over a three year period for all employees. The number of shares of Covance common stock initially available for grant under the 2010 EEPP totaled approximately 4.3 million plus approximately 1.3 million shares remaining available under the 2007 EEPP at the time the 2010 EEPP was approved.  All grants and awards under the 2007 EEPP remaining outstanding are now administered in accordance with the provisions of the 2007 EEPP out of shares issuable under the 2010 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights under the 2007 EEPP or the 2010 EEPP.  At September 30, 2011 there were approximately 4.2 million shares remaining available for grants under the 2010 EEPP.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Expected stock price volatility	37%	35%	37%	35%
Range of risk free interest rates	0.1% - 3.6%	0.1% - 3.8%	0.1% - 3.6%	0.1% - 3.8%
Expected life of options (years)	4.8	4.7	4.8	4.7

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

(UNAUDITED)

September 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

calendar quarter.  The ESPP was intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions.  Effective January 1, 2011, the ESPP was terminated.

Results of operations for the three month period ended September 30, 2011 include total stock-based compensation expense of $10.4 million ($7.1 million net of tax benefit of $3.3 million), $5.2 million of which has been included in cost of revenue and $5.2 million of which has been included in selling, general and administrative expenses.  Results of operations for the nine month period ended September 30, 2011 include total stock-based compensation expense of $29.3 million ($20.0 million net of tax benefit of $9.3 million), $14.8 million of which has been included in cost of revenue and $14.5 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended September 30, 2010 include total stock-based compensation expense of $8.6 million ($6.0 million net of tax benefit of $2.6 million), $4.5 million of which has been included in cost of revenue and $4.1 million of which has been included in selling, general and administrative expenses. Results of operations for the nine month period ended September 30, 2010 include total stock-based compensation expense of $24.8 million ($17.0 million net of tax benefit of $7.8 million), $12.7 million of which has been included in cost of revenue and $12.1 million of which has been included in selling, general and administrative expenses.

9.  Facility Consolidation and Other Cost Reduction Actions

During the second quarter of 2010, the Company announced plans to reduce costs, primarily by closing and transitioning work conducted at its Austin, Texas Phase I clinic and Kalamazoo, Michigan research products facility into other more efficient locations. These actions were completed during 2010. During the fourth quarter of 2010, the Company announced plans to further rationalize capacity, reduce the cost of overhead and support functions and to streamline processes. During the three and nine months ended September 30, 2011, Covance incurred costs totaling $5.3 million and $15.7 million, respectively.  During the three months ended September 30, 2011, $4.2 million has been included in selling, general and administrative expenses and $1.1 million has been included in depreciation and amortization.  During the nine months ended September 30, 2011, $13.8 million has been included in selling, general and administrative expenses and $1.9 million has been included in depreciation and amortization.  During the three and nine months ended September 30, 2010, Covance incurred costs totaling $1.3 million and $9.0 million, respectively.  During the three months ended September 30, 2010, $0.4 million was included in selling, general and administrative expenses and $0.9 million was included in depreciation and amortization.  During the nine months ended September 30, 2010, $6.8 million was included in selling, general and administrative expenses and $2.2 million was included in depreciation and amortization.

The following table sets forth the costs incurred in connection with these restructuring activities during the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Employee separation costs	$1,040	$289	$6,621	$3,497
Lease and facility exit costs	1,820	154	1,820	3,076
Accelerated depreciation	1,054	894	1,864	2,208
Other costs	1,356	3	5,397	293
Total	$5,270	$1,340	$15,702	$9,074

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

The following table sets forth the restructuring costs by segment during the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Early Development	$1,855	$1,305	$6,745	$8,041
Late-Stage Development	2,057	—	3,723	194
Corporate expenses	1,358	35	5,234	839
Total	$5,270	$1,340	$15,702	$9,074

Total costs for these actions are expected to be $50 million, including $27 million in employee separation costs, $8 million in lease and facility exit costs, $5 million in accelerated depreciation and $10 million in other costs. Costs by segment are expected to total $24 million in our early development segment, $13 million in our late-stage development segment and $13 million in corporate expenses.

Cumulative costs for these actions through September 30, 2011 totaled $43.7 million, of which $39.0 million was included in selling, general and administrative expenses and $4.7 million was included in depreciation and amortization.  Cumulative costs incurred by category for these actions through September 30, 2011 totaled $24.7 million in employee separation costs, $6.6 million in lease and facility exit costs, $4.7 million in accelerated depreciation and $7.7 million in other costs. Cumulative costs incurred by segment through September 30, 2011 total $20.8 million in our early development segment, $11.0 million in our late-stage development segment and $11.9 million in corporate expenses.  All remaining costs are expected to be incurred during the three months ended December 31, 2011.

The following table sets forth the rollforward of the restructuring activity for the nine months ended September 30, 2011:

	Balance, Dec 31, 2010	Total Charges	Cash Payments	Other	Balance, Sep 30, 2011
Employee separation costs	$11,738	$6,621	$(13,295)	$(81)	$4,983
Lease and facility exit costs	3,747	1,820	(1,487)	9	4,089
Accelerated depreciation	—	1,864	—	(1,864)	—
Other costs	846	5,397	(5,836)	(50)	357
Total	$16,331	$15,702	$(20,618)	$(1,986)	$9,429

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

(UNAUDITED)

September 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

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

The fair value of these assets was determined with the assistance of an independent third party appraiser. Covance’s Chandler, Arizona facility, which will continue to be held and used, was valued at $79.7 million based upon both the future cash flows expected to be generated from the facility, discounted at the risk-free rate of interest, and an estimated market value of the facility.  The property in Manassas, Virginia consists primarily of land that was intended to be utilized for future expansion projects in the Early Development segment. Covance intends to sell this property and its carrying value has been reduced to a fair value of $7.2 million, which is based upon market rates for similar properties sold in the region, net of selling costs. As a result, the Manassas property was reclassified from property and equipment to other current assets on the consolidated balance sheet.

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

11.  Segment Information

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2011 and 2010

(dollars in thousands, unless otherwise indicated)

Segment revenues, operating income and total assets for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Early Development		Late-Stage Development		Other Reconciling Items		Total
Three months ended September 30, 2011
Total revenues from external customers	$240,222		$303,032		$35,622	(a)	$578,876
Operating income	$33,163	(d)	$56,292	(e)	$(38,432	)(b)	$51,023
Total assets	$1,161,827		$743,256		$189,833	(c)	$2,094,916

Three months ended September 30, 2010
Total revenues from external customers	$206,480		$270,542		$36,258	(a)	$513,280
Operating income	$(98,516	)(d)	$55,150	(e)	$(33,375	)(b)	$(76,741)
Total assets	$1,088,934	(f)	$712,668		$181,159	(c)	$1,982,761

Nine months ended September 30, 2011
Total revenues from external customers	$696,085		$867,375		$90,601	(a)	$1,654,061
Operating income	$87,648	(d)	$168,063	(e)	$(114,033	)(b)	$141,678
Total assets	$1,161,827		$743,256		$189,833	(c)	$2,094,916

Nine months ended September 30, 2010
Total revenues from external customers	$619,721		$814,396		$84,901	(a)	$1,519,018
Operating income	$(53,120	)(d)	$177,879	(e)	$(106,126	)(b)	$18,633
Total assets	$1,088,934	(f)	$712,668		$181,159	(c)	$1,982,761

(a)	Represents revenues associated with reimbursable out-of-pocket expenses.
(b)

Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense). Corporate expenses include restructuring costs of $1,358 and $5,234 for the three and nine months ended September 30, 2011, respectively, and restructuring costs of $35 and $839 for the three and nine months ended September 30, 2010, respectively.

(c)	Represents corporate assets.
(d)

Early Development operating income includes restructuring costs of $1,855 and $6,745 for the three and nine months ended September 30, 2011, respectively, and restructuring costs of $1,305 and $8,041 for the three and nine months ended September 30, 2010, respectively. Early Development operating income also includes asset impairment charges of $119,229 for the three and nine months ended September 30, 2010.

(e)

Late-Stage Development operating income includes restructuring costs of $2,057 and $3,723 for the three and nine months ended September 30, 2011, respectively, and restructuring costs of $194 for the nine months ended September 30, 2010. There were no restructuring costs for the three months ended September 30, 2010.

(f)	Early Development total assets reflect impact of asset impairment charges of $119,229 for the three and nine months ended September 30, 2010.

12.  Subsequent Events

Covance completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s Phase II-IV clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the quarter ended September 30, 2011, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

As of September 30, 2011, the balance of the reserve for unrecognized tax benefits is $15.5 million, including accrued interest of $1.5 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus and deemed income.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax and state sales and use and other taxes.  The balance of this reserve at September 30, 2011 is $1.0 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States.  Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of September 30, 2011.

Stock-Based Compensation.  The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 8 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Expected stock price volatility	37%	35%	37%	35%
Range of risk free interest rates	0.1% - 3.6%	0.1% - 3.8%	0.1% - 3.6%	0.1% - 3.8%
Expected life of options (years)	4.8	4.7	4.8	4.7

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.  Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2010 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through September 30, 2011 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of a reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At September 30, 2011, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $42.6 million.

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

Results of Operations

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010.  Net revenues totaling $543.3 million for the three months ended September 30, 2011 increased 13.9%, or 8.7% excluding the favorable impact of foreign exchange rate variances between both periods, as compared to $477.0 million for the corresponding 2010 period.  Net revenues from Covance’s early development segment increased 16.3%, or 14.9% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in the early development segment was driven by a number of factors, including the inclusion of results from the sites acquired in October 2010 from Sanofi in the 2011 three month period, revenue growth in our North American toxicology services and growth in our global analytical chemistry and clinical pharmacology services on increased demand for these services.  Partially offsetting the growth in these service offerings was a decline in demand and revenue in our European toxicology services.  Net revenues from Covance’s late-stage development segment increased 12.0%, or 4.0% excluding the favorable impact of foreign exchange rate variances between both periods.  Growth in the late-stage development segment was led by our Phase II-IV clinical development services, on increased study activity.

Cost of revenue increased 13.5% to $383.3 million or 70.6% of net revenues for the three months ended September 30, 2011 as compared to $337.7 million or 70.8% of net revenues for the corresponding 2010 period.  Gross margins increased by 20 basis points to 29.4% for the three months ended September 30, 2011 from 29.2% for the corresponding 2010 period as strength in early development services, from the higher net revenue levels mentioned above, was partially offset by losses incurred in connection with the wind-down and transition of our Virginia toxicology services, the opening of our new specialty toxicology services in Indiana, the launch of our pre-clinical facility in China, and lower profitability in our European toxicology and global central laboratory services, from reduced volumes, and in clinical development, due to costs associated with significant staff hiring to support demand.

Overall, selling, general and administrative expenses increased 14.9% to $81.3 million for the three months ended September 30, 2011 from $70.7 million for the corresponding 2010 period. As a percentage of net revenues, selling, general and administrative expenses increased by 20 basis points to 15.0% for the three months ended September 30, 2011 from 14.8% for the corresponding 2010 period, driven primarily by increased restructuring charges and higher incentive compensation costs. Included in selling, general and administrative expense during the three months ended September 30, 2011 and 2010 was $4.2 million (or 0.8% of net revenues) and $0.4 million (or 0.1% of net revenues), respectively, in costs associated with the restructuring initiatives and cost reduction actions to rationalize capacity, reduce the cost of overhead and support functions and to streamline processes. Partially offsetting these increases were cost savings realized from the restructuring initiatives.  Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 5.7% to $27.6 million for the three months ended September 30, 2011 from $26.1 million for the corresponding 2010 period.  As a percentage of net revenues, depreciation and amortization decreased by 40 basis points to 5.1% for the three months ended September 30, 2011 from 5.5% for the corresponding 2010 period.  Depreciation and amortization during the three months ended September 30, 2011 and 2010 included $1.1 million (or 0.2% of net revenues) and $0.9 million (or 0.2% of net revenues), respectively, in accelerated depreciation associated with the restructuring initiatives described above.

Income from operations was $51.0 million or 9.4% of net revenues for the three months ended September 30, 2011 versus a loss of $76.7 million or negative -16.1% of net revenues for the corresponding 2010 period.  The loss from operations for the three months ended September 30, 2010 included asset impairment charges of $119.2 million (or 25.0% of net revenues) associated with long-lived assets in Chandler, Arizona and Manassas, Virginia, which are included in our early development segment results.  Income from operations for the three months ended September 30, 2011 includes $5.3 million (or 1.0% of net revenues) in costs associated with the restructuring initiatives described above.  Loss from operations for the three months ended September 30, 2010 included $1.3 million (or 0.3% of net revenues) in costs associated with the restructuring initiatives described above.

Income from operations from Covance’s early development segment for the three months ended September 30, 2011 increased $131.7 million to $33.2 million as compared to a loss of $98.5 million for the corresponding 2010 period. As a percentage of net revenues, early development income from operations increased from negative -47.7% of early development net revenues in the three months ended September 30, 2010 to 13.8% in the corresponding 2011 period.  The increase was primarily due to the asset impairment charges totaling $119.2 million (or 57.7% of segment net revenues) recorded in the 2010 period.  Also contributing to the increase was higher incremental operating income resulting from the increased net revenues in the 2011 period discussed above, as well as the inclusion of results from the sites acquired in October 2010 from Sanofi.  The 2011 and 2010 three month periods included $1.9 million (or 0.8% of segment net revenues) and $1.3 million (or 0.6% of segment net revenues), respectively, in costs associated with the restructuring initiatives described above.

Income from operations from Covance’s late-stage development segment for the three months ended September 30, 2011 increased 2.1% or $1.1 million to $56.3 million from $55.2 million for the corresponding 2010 period.  As a percentage of net revenues, late-stage development income from operations decreased 180 basis points from 20.4% of late-stage development net revenues in the three month period ended September 30, 2010 to 18.6% of segment net revenues in the corresponding 2011 period.  Income from operations from Covance’s late-stage development segment for the three months ended September 30, 2011 includes restructuring charges of $2.1 million (or 0.7% of segment net revenues).  No restructuring charges were recorded in the corresponding 2010 period. The 180 basis point decline in operating margin is due primarily to costs associated with the restructuring initiatives, described above, costs associated with significant hiring in clinical development based on a large increase in demand for those services, and the impact of lower volumes in our central laboratory services.

Corporate expense increased $5.1 million to $38.4 million or 7.1% of net revenues for the three months ended September 30, 2011 as compared to $33.4 million or 7.0% of net revenues for the corresponding 2010 period.  Corporate expenses for the three months ended September 30, 2011 includes restructuring charges of $1.3 million (or 0.3% of net revenues) compared to $35 thousand (or 0.01% of net revenues) in the 2010 period.  Also included in Corporate expense is stock-based compensation expense of $10.4 million or 1.9% of net revenues for the three months ended September 30, 2011, as compared to $8.6 million or 1.8% of net revenues for the corresponding 2010 period.

Other expense, net increased $0.7 million to $1.1 million for the three months ended September 30, 2011 from $0.4 million for the corresponding 2010 period.  Net interest expense increased to $0.3 million during the 2011 period, as compared to net interest income of $0.2 million for the corresponding 2010 period, as a result of outstanding borrowings under our credit facilities during the 2011 three month period resulting from the stock buyback program executed in the fourth quarter of 2010.  In addition, foreign exchange losses increased $0.1 million during the 2011 period, to $0.8 million from $0.7 million in the corresponding 2010 period.

Covance’s effective tax rate for the three months ended September 30, 2011 was 19.6% compared to a benefit of 59.6% for the corresponding 2010 period.  During the third quarter of 2010, Covance’s effective tax rate included a tax benefit of $45.3 million related to the asset impairment charges discussed above.  The Company also recorded an income tax benefit totaling $10.4 million in the 2010 period, primarily in connection with two matters.  The first was the favorable resolution of an income tax inquiry, which resulted in a $3.2 million reduction in the Company’s reserve for income tax benefits as well as the recognition of $5.7 million in previously unrecognized benefits.  The second was a reduction in the future United Kingdom income tax rate, which resulted in a $1.1 million reduction in the Company’s United Kingdom net deferred tax liabilities. The three months ended September 30, 2010 also included a tax benefit of $0.5 million on $1.3 million in restructuring charges.  Covance’s effective tax rate for the three months ended September 30, 2011 includes a tax benefit of $1.9 million on $5.3 million in restructuring charges, and a net tax benefit of $0.7 million associated primarily with another reduction in the future United Kingdom income tax rate, which resulted in a decrease in the Company’s United Kingdom net deferred tax liabilities.  The 2011 and 2010 restructuring costs were incurred predominantly in the United States.  The remaining difference in the year-over-year effective tax rate is primarily attributable to a shift in the mix of our pre-tax earnings across various tax jurisdictions coupled with the impact of tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the three month periods ended September 30, 2011 and 2010, Covance recognized income of $0.5 million and $0.3 million, respectively, representing its share of Noveprim’s earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at September 30, 2011 and 2010.

Net income of $40.7 million for the three months ended September 30, 2011 increased $71.6 million as compared to a loss of $30.9 million for the corresponding 2010 period, primarily due to the asset impairment charges included in the 2010 period of $73.9 million, net of tax, partially offset by the favorable tax benefits of $10.4 million included in the 2010 period.  The remaining increase in net income during the 2011 period is driven by the increased revenues and profitability of certain early development services, as discussed above, and the inclusion of results from the sites acquired in October 2010 from Sanofi, partially offset by increased restructuring costs in the 2011 period.

Nine months Ended September 30, 2011 Compared with Nine months Ended September 30, 2010.  Net revenues totaling $1.56 billion for the nine months ended September 30, 2011 increased 9.0%, or 4.8% excluding the favorable impact of foreign exchange rate variances between both periods, as compared to $1.43 billion for the corresponding 2010 period.  Net revenues from Covance’s early development segment increased 12.3%, or 11.0% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in the early development segment was driven by a number of factors, including the inclusion of results from the sites acquired in October 2010 from Sanofi in the 2011 nine month period, revenue growth in our North American toxicology services, and global analytical chemistry, discovery and translational and clinical pharmacology services.  Partially offsetting the growth in these service offerings was a decline in revenue from lower volumes for our research products and European toxicology services. Net revenues from Covance’s late-stage development segment increased 6.5%, or 0.2% excluding the favorable impact of foreign exchange rate variances between both periods.  Growth in our Phase II-IV clinical development services, on increased study activity, was largely offset by a reduction in revenue from lower testing volume in our central laboratory services.

Cost of revenue increased 9.3% to $1.1 billion or 70.0% of net revenues for the nine months ended September 30, 2011 as compared to $1.0 billion or 69.8% of net revenues for the corresponding 2010 period.  Gross margins decreased by 20 basis points to 30.0% for the nine months ended September 30, 2011 from 30.2% for the corresponding 2010 period as losses incurred in connection with the wind-down and transition of our Virginia toxicology services, the opening of our new specialty toxicology services in Indiana and the launch of our pre-clinical facility in China and lower profitability in our central laboratory and European toxicology services, from reduced volumes, more than offset strength in the other early development and late-stage development services from the higher net revenue levels mentioned above.

Overall, selling, general and administrative expenses increased 13.7% to $247.3 million for the nine months ended September 30, 2011 from $217.6 million for the corresponding 2010 period. As a percentage of net revenues, selling, general and administrative expenses increased by 60 basis points to 15.8% for the nine months ended September 30, 2011 from 15.2% for the corresponding 2010 period, driven primarily by higher restructuring costs. Included in selling, general and administrative expense during the nine months ended September 30, 2011 is $13.8 million (or 0.9% of net revenues) in costs associated with the restructuring initiatives as compared to $6.8 million (or 0.5% of net revenues) in costs for the nine months ended September 30, 2010. Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 2.8% to $79.3 million for the nine months ended September 30, 2011 from $77.1 million for the corresponding 2010 period.  As a percentage of net revenues, depreciation and amortization decreased by 30 basis points to 5.1% for the nine months ended September 30, 2011 from 5.4% for the corresponding 2010 period.  Depreciation and amortization during the nine months ended September 30, 2011 includes $1.9 million (or 0.1% of net revenues) in accelerated depreciation associated with the restructuring initiatives described above as compared to $2.2 million (or 0.2% of net revenues) of accelerated depreciation for the corresponding 2010 period.

Income from operations increased to $141.7 million or 9.1% of net revenues for the nine months ended September 30, 2011 from $18.6 million or 1.3% of net revenues for the corresponding 2010 period.  Income from operations for the nine months ended September 30, 2010 included asset impairment charges of $119.2 million (or 8.3% of net revenues) associated with long-lived assets in Chandler, Arizona and Manassas, Virginia, which are included in our early development segment results.  Also, income from operations for the nine months ended September 30, 2011 includes $15.7 million (or 1.0% of net revenues) in costs associated with the restructuring initiatives described above, compared to $9.0 million (or 0.6% of net revenues) in restructuring charges in the 2010 period.

Income from operations from Covance’s early development segment for the nine months ended September 30, 2011 increased by $140.7 million to $87.6 million as compared to a loss of $53.1 million for the corresponding 2010 period. As a percentage of net revenues, early development income from operations increased from negative -8.6% of early development net revenues in the nine months ended September 30, 2010 to 12.6% in the corresponding 2011 period.  The increase in income from operations in Covance’s early development segment for the nine months ended September 30, 2011 is primarily attributable to the 2010 asset impairment charges totaling $119.2 million (or 19.2% of segment net revenues).  Also contributing to the increase was higher incremental operating income resulting from the increased net revenues in the 2011 period, discussed above, as well as the inclusion of results from the sites acquired in October 2010 from Sanofi.  The 2011 and 2010 periods include costs of $6.7 million (or 1.0% of segment net revenues) and $8.0 million (or 1.3% of segment net revenues), respectively, associated with the restructuring initiatives described above.

Income from operations from Covance’s late-stage development segment for the nine months ended September 30, 2011 decreased 5.5% or $9.8 million to $168.1 million as compared to $177.9 million for the corresponding 2010 period. As a percentage of net revenues, late-stage development income from operations decreased 240 basis points from 21.8% of late-stage development net revenues in the nine month period ended September 30, 2010 to 19.4% of net revenues in the corresponding 2011 period.  Income from operations from Covance’s late-stage development segment for the nine months ended September 30, 2011 includes restructuring charges of $3.7 million (or 0.4% of segment net revenues) compared to $0.2 million (or 0.02% of segment net revenues) in the corresponding 2010 period.  The 240 basis point decline in operating margins is due primarily to costs associated with the restructuring initiatives, described above, costs associated with significant hiring in clinical development based on a large increase in demand for those services, and the impact of lower volumes in our central laboratory services.

Corporate expense increased $7.9 million to $114.0 million or 7.3% of net revenues for the nine months ended September 30, 2011 as compared to $106.1 million or 7.4% of net revenues for the corresponding 2010 period.  Corporate expenses for the nine months ended September 30, 2011 includes restructuring charges of $5.2 million (or 0.3% of net revenues) compared to $0.8 million (or 0.1% of net revenues) included in the corresponding 2010 period. Also included in Corporate expense is stock-based compensation expense of $29.3 million or 1.9% of net revenues for the nine months ended September 30, 2011, as compared to $24.8 million or 1.7% of net revenues for the corresponding 2010 period.  Partially offsetting these increases were cost savings realized from the restructuring initiatives, as described above.

Other expense, net increased $0.3 million to $2.5 million for the nine months ended September 30, 2011 from $2.2 million for the corresponding 2010 period.  Net interest expense increased to $1.6 million during the 2011 period, as compared to net interest income of $0.4 million for the corresponding 2010 period as a result of outstanding borrowings under our credit facilities in the 2011 nine month period resulting from the stock buyback program executed in the fourth quarter of 2010.  Partially offsetting this increase was a decrease in net foreign exchange losses of $1.7 million, from $2.6 million in 2010 to $0.9 million in the corresponding 2011 period.

Covance’s effective tax rate for the nine months ended September 30, 2011 was 20.4% compared to a benefit of 137.3% for the corresponding 2010 period.  Covance’s effective tax rate for the nine months ended September 30, 2010 included a tax benefit of $45.3 million related to the asset impairment charges discussed above. The Company also recorded an income tax benefit totaling $10.4 million, primarily in connection with two matters.  The first was the favorable resolution of an income tax inquiry, which resulted in a $3.2 million reduction in the Company’s reserve for income tax benefits as well as the recognition of $5.7 million in previously unrecognized benefits.  The second was a reduction in the future United Kingdom income tax rate, which resulted in a $1.1 million reduction in the Company’s United Kingdom net deferred tax liabilities.  The effective tax rate for the nine months ended September 30, 2010 also included a tax benefit of $3.4 million on $9.0 million in restructuring charges.  Covance’s effective tax rate for the nine months ended September 30, 2011 includes a tax benefit of $5.6 million on $15.7 million of restructuring charges and a net tax benefit of $0.7 million associated primarily with another reduction in the future United Kingdom income tax rate, which resulted in a decrease in the Company’s United Kingdom net deferred tax liabilities. The 2011 and 2010 restructuring costs were incurred predominantly in the United States. The remaining year-over-year difference in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions coupled with the impact of tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the nine month periods ended September 30, 2011 and 2010, Covance recognized income of $0.3 million and $0.9 million, respectively, representing its share of Noveprim’s earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at September 30, 2011 and 2010.

Net income of $111.0 million for the nine months ended September 30, 2011 increased $71.2 million or 178.5% as compared to $39.9 million for the corresponding 2010 period, primarily due to the asset impairment charges included in the 2010 period of $73.9 million, net of tax, partially offset by the favorable tax benefits of $10.4 million included in the 2010 period.  The remaining increase in net income during the 2011 period is driven by the increased revenues and profitability of certain early development services, as discussed above, and the inclusion of results from the sites acquired in October 2010 from Sanofi.  Partially offsetting these increases is higher restructuring costs in the 2011 period ($10.1 million, net of tax, for the nine months ended September 30, 2011 as compared to $5.6 million, net of tax, for the corresponding 2010 period) and reduced profitability in late-stage development services, as described above, as well as operating losses incurred in connection with the wind-down and transition of our Vienna toxicology services and start up losses related to the opening of our new specialty toxicology services in Indiana and the launch of our pre-clinical facility in China during 2011.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2011 and December 31, 2010 were $399.7 million and $377.2 million, respectively.  Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions which carry a Moody’s rating of A1 P1 or better.  Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance has a credit agreement (the “Credit Agreement”) that provides for a revolving credit facility of up to $250 million, which may be expanded to $300 million at Covance’s election, and a term loan commitment of $100 million.  On August 31, 2011, Covance repaid and retired all outstanding debt on the term loan portion of the Credit Agreement, primarily through borrowings under the revolving credit facility.  At September 30, 2011, there were $90 million of outstanding borrowings and $2.6 million of outstanding letters of credit under the revolving credit facility.  Interest on all outstanding borrowings under the Credit Agreement is computed in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 2.22% per annum and 2.33% per annum during the three and nine months ended September 30, 2011, respectively.  There were no borrowings during the three months ended September 30, 2010.  Interest on outstanding borrowings approximated 3.25% per annum during the nine months ended September 30, 2010.  Costs associated with the Credit Agreement, which expires in October 2015, consisted primarily of bank and legal fees totaling $1.7 million, and are being amortized over the five year term. The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At September 30, 2011, Covance was in compliance with the terms of the Credit Agreement.  Covance believes cash on hand plus cash from operations and available borrowings under the Credit Agreement will provide sufficient liquidity for the foreseeable future.

During the nine months ended September 30, 2011, Covance’s operations provided net cash of $141.0 million, a decrease of $48.2 million from the corresponding 2010 period.  The change in net operating assets, net of business acquired, used $69.0 million in cash during the nine months ended September 30, 2011, primarily due to an increase in unbilled services, accounts receivable, and other assets and liabilities, net, as well as a reduction in income taxes payable, partially offset by an increase in accrued liabilities.  The change in net operating assets used $18.7 million in cash during the nine months ended September 30, 2010, primarily due to a decrease in unearned revenue.  Covance’s ratio of current assets to current liabilities was 1.88 at September 30, 2011 and 1.89 at December 31, 2010.

Investing activities for the nine months ended September 30, 2011 used $86.5 million, compared to using $100.4 million for the corresponding 2010 period.  Capital spending for the first nine months of 2011 totaled $86.3 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Approximately $46.9 million of capital spending in the first nine months of 2011 represents expenditures associated with assets that have not yet been placed in service as of September 30, 2011. Capital spending for the corresponding 2010 period totaled $100.5 million, and was primarily for significant ongoing information technology projects, expansion of preclinical facilities in China, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  In addition, for the nine months ended September 30, 2011, investing activities includes the acquisition of certain assets of TRAC Microbiology, Inc., a food microbiology and chemistry laboratory based in Madison, Wisconsin for a cash payment of $0.4 million

Financing activities for the nine months ended September 30, 2011 used $41.8 million, compared to providing $7.0 million in the corresponding 2010 period.  Cash used for financing activities during the nine months ended September 30, 2011 included the repayment and retirement of $97.5 million of outstanding debt on the term loan portion of the Credit Agreement.  In addition, $7.7 million was used to purchase into treasury 134,384 shares of common stock in connection with employee benefit plans.  Partially offsetting these items were net borrowings of $55.0 million on the revolver portion of the Credit Agreement, $6.0 million in proceeds from the exercise of stock options, $1.6 million from employee contributions to the Company’s employee stock purchase plan and $0.8 million in excess tax benefits realized on the exercise of stock options.  During the nine months ended September 30, 2010, cash received from financing activities included $6.0 million in proceeds from the exercise of stock options, $5.7 million from employee contributions to the Company’s employee stock purchase plan, and $0.9 million in excess tax benefits realized on the exercise of stock options.  Partially offsetting these items was $5.6 million used to purchase into treasury 100,585 shares of common stock in connection with employee benefit plans.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”).  ASU 2011-08 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  Previous guidance required an entity to test goodwill for impairment by first comparing the fair value of a reporting unit with its carrying amount.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, early adoption is permitted.  Covance will consider adopting ASU 2011-08 when completing its annual impairment test during the fourth quarter of 2011.  Covance does not expect ASU 2011-08 to have an impact on its consolidated results of operations or financial position.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the nine months ended September 30, 2011, approximately 48% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.  In connection with Covance’s efforts to reduce its cost structure and provide a more global and integrated environment, the Company initiated several actions beginning in the second quarter of 2011, including the consolidation of general ledger accounting, invoicing and cash collections into fewer Covance locations and the outsourcing of certain of its shared service functions for accounts payable, cash applications, fixed assets and certain purchasing functions to a third-party service provider. The consolidation of processes was substantially complete by the end of the second quarter of 2011.  The outsourcing of services implemented across our U.S. locations is expected to be substantially complete by the end of 2011 and is expected to be substantially complete outside the U.S. by the end of the first quarter of 2012.  Internal controls over financial reporting related to these initiatives have been added or modified accordingly.  As part of the transition process, the internal controls over financial reporting were tested for design and operating effectiveness and were evaluated as appropriate and effective.  There were no other changes in the Company’s internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derive a large portion of our net revenues from international operations. For the nine months ended September 30, 2011, we derived approximately 48% of our net revenues from our operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

101                                                      The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.  Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: November 4, 2011	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board	November 4, 2011
Joseph L. Herring	and Chief Executive Officer
(Principal Executive Officer)

/s/ William E. Klitgaard	Corporate Senior Vice President	November 4, 2011
William E. Klitgaard	and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian H. Nutt	Principal Accounting Officer	November 4, 2011
Brian H. Nutt

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification — Joseph L. Herring. Filed herewith.

31.2	Certification — William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — William E. Klitgaard. Filed herewith.

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.  Filed electronically herewith.