Form 10-K
period 2011-12-31
COVANCE INC
filed 2012-02-28
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

                    Large Accelerated Filer   X      Accelerated Filer          Non-Accelerated Filer          Smaller Reporting Company

                    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No   X

                    The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was $3,579,573,502 on June 30, 2011, the last business day of Registrant's most recently completed second fiscal quarter.

                    As of February 17, 2012, the Registrant had 58,508,494 shares of common stock outstanding.

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

                Our strategy is to provide services that will generate high-quality and timely data in support of new drug approval or use expansion. We do this by developing and delivering innovative high-quality services that apply science, technology and global reach to capture, manage and integrate a vast array of drug development data. An increasing portion of our business is being provided through strategic, long-term arrangements with clients. These strategic arrangements include dedicated laboratory testing services contracts, in which our clients commit to purchasing a specific dollar amount of services in exchange for guaranteed access to a portion of our facilities. This arrangement benefits our clients by guaranteeing them long-term capacity and infrastructure to run their preclinical studies, and benefits Covance by allowing us to more efficiently utilize our capacity and resources. The trend towards dedicated service agreements and strategic collaborations has been moving from preclinical work to broader drug-development contracts. In 2010, Covance acquired Sanofi's facilities in Porcheville, France and Alnwick, United Kingdom and entered into agreements to provide Sanofi with a broad range of early and late stage drug development services over a ten year period with estimated payments ranging from $1.2 billion to $2.2 billion. These agreements include a ten year sole coverage relationship for central laboratory services and the acquisition of Sanofi's CMC (Chemistry, Manufacturing and Controls) services in connection with the acquisition of the Porcheville and Alnwick sites. In 2009, Covance acquired Merck & Co., Inc.'s ("Merck") Seattle, Washington based gene expression laboratory, which performs genomic analysis services, and entered into a five year $145 million contract to supply services to Merck. Also in 2009, Covance entered into a seven year $42 million agreement with Kellogg Company for the provision of nutritional chemistry services in a facility in Battle Creek, Michigan. In 2008, Covance entered into a strategic research and development collaboration with Eli Lilly and Company ("Lilly"). Under this agreement, Covance acquired Lilly's 450 acre early development campus in Greenfield, Indiana. Covance agreed to provide Lilly with a broad range of drug development services over a ten year period for a minimum agreement value of $1.6 billion. Under this agreement, Lilly transferred responsibility to Covance for its non-GLP (Good Laboratory Practice) toxicology, in vivo pharmacology, quality control laboratory and imaging services. In addition, the agreement includes a committed level of clinical pharmacology, central laboratory, GLP toxicology studies and clinical Phase II-IV services.

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

                Acquisitions.    In addition to organic development of services, we consider acquisitions that are complementary to our existing services and that expand our ability to serve our clients. While we cannot exclude the possibility that we may opportunistically seek to take advantage of other situations, we generally expect acquisitions to enhance our existing services either qualitatively or geographically or to add new services that can be integrated with our existing services. In 2011, Covance acquired certain assets of TRAC Microbiology, Inc., a Wisconsin-based food microbiology and chemistry laboratory. In 2010, Covance acquired Sanofi's preclinical facilities in Porcheville, France and Alnwick, United Kingdom including its CMC (Chemistry, Manufacturing and Controls) services. In 2009, we purchased Swiss Pharma Contract Ltd., a 50 bed clinical pharmacology company located in Basel, Switzerland as well as Merck's gene expression laboratory in Seattle, Washington. In 2008, we acquired Lilly's 450 acre early development campus in Greenfield, Indiana.

Services

                The services we provide constitute two segments for financial reporting purposes: (1) early development services, which includes discovery support services, preclinical services and clinical pharmacology services, and (2) late-stage development services, which includes central laboratory, Phase II-IV clinical development, and market access services. Although each segment has separate services within it, they can be and increasingly are combined in integrated service offerings.

Early Development

Preclinical Services

                Our preclinical services include toxicology services, pharmaceutical chemistry, nutritional chemistry and related services. Our preclinical area has been a source of innovation by introducing new technologies for client access to data such as StudyTracker®, electronic animal identification, multimedia study reports and animal and test tube measures of induced cell proliferation or reproduction. StudyTracker® is an internet-based client access product which allows clients of toxicology, bioanalytical, metabolism and reproductive and developmental toxicology services to review study data and schedules on a near real-time basis. We have laboratories in locations which include Madison, Wisconsin; Chandler, Arizona, and Greenfield, Indiana in the United States and Harrogate, United Kingdom; Alnwick, United Kingdom; Muenster, Germany; and

Porcheville, France in Europe. In 2010, we opened our preclinical facility near Shanghai, China. We also have bioanalytical laboratories in the United States in Indianapolis, Indiana and Chantilly, Virginia, and an administrative and a sales office in Tokyo, Japan. In 2008, Covance purchased Lilly's 450 acre research campus in Greenfield, Indiana for cash payments totaling $51.6 million and is currently providing a number of services at that location, including non-GLP toxicology, in vivo pharmacology, quality control laboratory and imaging. Covance renovated a facility in Battle Creek, Michigan for nutritional chemistry services, which opened in 2010.

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

                Pharmaceutical Chemistry.    In our pharmaceutical chemistry services, we determine the metabolic profile and bioavailability of drug candidates. We also provide laboratory testing services to the chemical and agricultural chemical industries. We offer a complete range of services to agricultural chemical manufacturers to determine the potential risk to humans, animals and the environment from plant protection products such as pesticides. In 2011, Covance launched a set of chemistry, manufacturing and controls (CMC) pharmaceutical development services including active pharmaceutical ingredient (API) development and supply, API characterization, preformulation, formulation and regulatory submission.

                Nutritional Chemistry and Food Safety.    In our nutritional chemistry services, we offer a broad range of services to the food, nutriceutical and animal feed industries, including nutritional analysis and equivalency, nutritional content fact labels, microbiological and chemical contaminant safety analysis, pesticide screening and stability testing. In 2011, Covance acquired certain assets of TRAC Microbiology, Inc., a Wisconsin-based food microbiology and chemistry laboratory which provides testing, research, auditing and consulting services to food-based businesses.

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

                Discovery and Translational Services.    We provide lead optimization services including custom immunology and antibody services, metabolism studies and pharmacokinetic screening as well as non-GLP toxicology, in vivo pharmacology, imaging services and biomarker services. We provide high throughput GLP and non-GLP biomarker services from our central laboratory, bioanalytical and toxicology laboratories, and offer bioimaging capabilities and cardiac related biomarkers for animals and humans. We substantially enhanced our ability to provide discovery services in 2008 with our acquisition of Lilly's Greenfield, Indiana campus and in 2009 with our acquisition of Merck's gene expression laboratory in Seattle, Washington. In 2009, Covance formed a biomarker expert team dedicated to the development, validation and testing of biomarkers. In 2011, we commenced offering discovery and translational services from Alnwick, United Kingdom and Shanghai, China.

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

Late-Stage Development

Central Laboratory Services

                We are the world's largest provider of central laboratory services. We have four central laboratories, one in each of the United States, Switzerland, Singapore and China that provide central laboratory services to biotechnology and pharmaceutical customers.

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

Clinical Development Services

                We offer a comprehensive range of clinical trial services, including the full management of Phase II through IV clinical studies. We have extensive experience in a number of therapeutic areas, and we provide the following core services either on an individual or aggregated basis to meet clients' needs: study design and modeling; coordination of study activities; trial logistics; monitoring of study site performance; clinical data management and biostatistical analysis; and medical writing and regulatory services.

                We have extensive experience in managing clinical trials in North America, Europe, South America and Asia Pacific. These trials may be conducted separately or simultaneously as part of a multinational development plan. We can manage every aspect of clinical trials from clinical development plans and protocol design to New Drug Applications, among other supporting services. Over the last several years, clinical development services has continued its expansion into Eastern Europe, the Middle East, Asia Pacific and South America.

                Our clinical development services utilize Trial Tracker®, a web-enabled clinical trial project management and tracking tool which allows both our employees and clients to review and manage the various aspects of clinical trial projects.

                In 2011, we launched XcellerateTM, a proprietary methodology designed to help optimize clinical trial performance to assist biopharmaceutical companies in improving quality, reducing waste, and decreasing trial timelines. The Xcellerate methodology enables us to make custom recommendations on site, investigator and geographic selection to enhance clinical trial design and execution.

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

                Interactive Voice and Web Response Services.    In 2009, we sold our interactive voice and web response services business to Phase Forward for $10 million in cash. In addition, Covance and Phase Forward entered into a five year marketing agreement with respect to certain of Phase Forward's services which Covance offers to its clinical development clients. In 2010, Phase Forward was acquired by Oracle.

Customers and Marketing

                We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 2011, we served in excess of 1,000 biopharmaceutical companies, ranging from the world's largest pharmaceutical companies and biotechnology companies to small and start-up organizations.

                While no single customer accounted for more than ten percent of our aggregate net revenue in 2011, we had five customers accounting for more than five but less than ten percent of our net revenues, and our top five customers accounted for approximately 37.8 percent of our net revenues. In our early development segment, one customer accounted for more than ten percent of net revenues and one customer accounted for more than five but less than ten percent of its aggregate net revenues. In our late-stage development segment, two customers accounted for more than ten percent of net revenues and two customers accounted for more than five but less than ten percent of aggregate net revenues.

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

                Our global sales activities are conducted by sales personnel based in our operations in the United States, Europe, South America and Asia Pacific.

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

                Most of our contracts may be terminated by the client either immediately or upon notice. These contracts often require payment to Covance of expenses to wind down a study or project, payment to Covance of fees earned to date, and, in some cases, a termination fee or payment to Covance of some portion of the fees or profit that could have been earned under the contract if it had not been terminated early.

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

Backlog

                Some of our studies and projects are performed over an extended period of time, which may exceed several years. We maintain an order backlog to track anticipated net revenues yet to be earned for work that has not yet been performed. However, we do not maintain an order backlog for other services that are performed within a short period of time or where it is not otherwise practical or feasible to maintain an order backlog. Our aggregate backlog at December 31, 2011 and 2010 was $6.14 billion and $6.19 billion respectively.

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

                In early development services, our most significant competitors include Charles River Laboratories International Inc., Pharmaceutical Product Development, Inc., ("PPD"), WIL Research Laboratories, Inc., WuXi PharmaTech Inc. and MPI Research Inc., among others. In late-stage development services, our significant competitors include Quintiles Transnational Corp., PPD, Parexel International Corporation, INC Research, LLC, ICON p.l.c., PRA International, i3 Research, PharmaNet Development Group, Inc. and Quest Diagnostics Incorporated, among others.

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

                We strive to perform all clinical research in accordance with the International Conference on Harmonization—Good Clinical Practice Guidance, and the requirements of the applicable country. Although the United States is a signatory to this guidance, the FDA has not adopted all of this guidance as statutory regulations, but has currently adopted it only as guidance. From an international perspective, when applicable, we have implemented common standard operating procedures across regions to assure consistency whenever it is feasible and appropriate to do so.

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

                In addition to its comprehensive regulation of safety in the workplace, the Occupational Safety and Health Administration and similar regulatory authorities in foreign countries have established extensive requirements relating to workplace safety for healthcare employers whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. Covance employees receive initial and periodic training focusing on compliance with applicable hazardous materials regulations and health and safety guidelines.

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

Employees

                At December 31, 2011, we had 11,292 employees, approximately 43% of whom were employed outside of the United States and 10,497 of whom were full time employees. Our records indicate that more than 150 of our employees hold M.D. degrees, more than 700 hold Ph.D. degrees, and more than 1,800 hold masters or other postgraduate degrees. We believe that Covance's relations with its employees are good.

Executive Officers

                Joseph L. Herring, 56, has been Covance's Chief Executive Officer since January 2005, and Chairman since January 2006. Mr. Herring was President and Chief Operating Officer from November 2001 to December 2004, and was Covance's Corporate Senior Vice President and President—Early Development Services from 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring spent 18 years at the American Hospital Supply/Baxter International/Caremark International family of healthcare service companies where he held a variety of senior leadership positions, culminating in the position of Vice President and General Manager of its oncology business. Mr. Herring has been a member of the Covance Board since 2004.

                William E. Klitgaard, 58, has been Covance's Corporate Senior Vice President, Chief Financial Officer and Treasurer since September 2000. From September 1999 to September 2000, Mr. Klitgaard was Covance's Corporate Vice President, Strategy and Corporate Development and Treasurer. From October 1996 to September 1999, Mr. Klitgaard was Covance's Corporate Vice President and Treasurer. Prior to that, Mr. Klitgaard was Treasurer at Kenetech Corporation in San Francisco, and prior to that, Mr. Klitgaard spent eleven years in positions of increasing responsibility with Consolidated Freightways Inc.

                Richard Cimino, 52, has been Covance's Executive Vice President and Group President, Clinical Development since November 2010. From December 2004 through October 2010, Mr. Cimino was Corporate Senior Vice President and President—Clinical Development. Prior to that, Mr. Cimino was Covance's General Manager of Cardiac Safety Services commencing December 2003. Prior to that, Mr. Cimino was General Manager, America's Health Imaging Group and Corporate Vice President of Eastman Kodak Company.

                James W. Lovett, 47, has been Covance's Corporate Senior Vice President, General Counsel and Secretary since February 2003, has headed Covance's Nutritional Chemistry and Food Safety Services since January 2008 and has led Covance's Market Access Services since November 2010. From December 2001 to February 2003, Mr. Lovett was Corporate Vice President, General Counsel and Secretary of Covance. From 1997 to 2001, Mr. Lovett was with FMC Corporation in positions of increasing responsibility and, prior to that, was a partner in the law firm of McDermott, Will & Emery.

                Deborah L. Tanner, 49, has been Covance's Executive Vice President and Group President, Research and Development Laboratories since November 2010. Ms. Tanner was Corporate Senior Vice President and President—Global Central Laboratory Services from February 2006 through October 2010. Prior to that Ms. Tanner was Covance's Global Vice President of Operations in Central Laboratory Services commencing in August 2001 and prior to that, Vice President—Analytical Services for Covance Laboratories—Europe. Ms. Tanner has been with Covance for over 20 years in positions of increasing responsibility.

                John E. Watson, 52, has been Covance's Corporate Senior Vice President, President of Strategic Partnering and Chief Commercial Officer since November 2010. Mr. Watson was Corporate Vice President and President—Strategic Partnering & Integrated Drug Development from January 2009 to November 2010. Prior to that, Mr. Watson was Covance's Vice President of Corporate Marketing & Sales. Mr. Watson has been with Covance in positions of increasing responsibility beginning in February 1999. Prior to joining Covance, Mr. Watson spent 12 years in roles of increasing responsibility within the Bristol-Myers Squibb companies.

                Brian H. Nutt, 42, has been Covance's Principal Accounting Officer and Director of External Reporting since May 2011. Mr. Nutt was Director, Corporate Finance from 2010 to 2011. Prior to that, Mr. Nutt was a Senior Manager, Corporate Finance. Prior to joining Covance in 2006, Mr. Nutt was Senior Director, Corporate Finance and Internal Audit for MedPointe Pharmaceuticals.

Available Information

                Covance makes available free of charge on its website at www.covance.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The charters of the Audit Committee, the Compensation Committee, and the Corporate Governance Committee, as well as the Corporate Governance Guidelines, the Code of Ethics for Financial Professionals and the Company's Business Integrity Program may be accessed through our website at www.covance.com.

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

                The loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, although our contracts often entitle us to receive the costs of winding down the terminated projects, as well as all fees earned by us up to the time of termination.

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

                There is competition among the larger contract research organizations for both clients and potential acquisition candidates. Additionally, small, limited- service entities considering entering the contract research organization industry will find few barriers to entry, thus further increasing possible competition. These competitive pressures may affect the attractiveness of our services and could adversely affect our financial results.

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

                We derive a large portion of our net revenues from international operations. For the years ended December 31, 2011 and 2010, we derived approximately 48% and 44%, respectively, of our net revenues from operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results. In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

                Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While certain of our operations have appropriate disaster recovery plans in place, we currently do not have redundant facilities everywhere in the world to provide IT capacity in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, cybersecurity breaches and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, acts of terrorism (particularly involving cities in which we have offices) and cybersecurity breaches could adversely affect our business. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

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

Item 1B.    Unresolved Staff Comments

                None.

Item 2.    Properties

                Covance both owns and leases its facilities. Covance owns substantial facilities in the United States in Madison, Wisconsin, in Chandler, Arizona, and in Greenfield, Indiana, in Europe in Harrogate, United Kingdom, in Leeds, United Kingdom, in Alnwick, United Kingdom, in Porcheville, France and in Muenster, Germany for its early development services. Covance also owns a newly renovated facility in Battle Creek, Michigan used for nutritional chemistry services. In Asia, Covance owns a preclinical facility near Shanghai, China. Covance owns a substantial facility in Geneva, Switzerland and leases a substantial facility in the United States in Indianapolis, Indiana for its central laboratory services and leases facilities in Indianapolis, Indiana and Chantilly, Virginia for its bioanalytical services. Covance leases substantial facilities for its clinical development services in the United States in Princeton, New Jersey, and in the United Kingdom in Maidenhead. Covance also owns or leases other properties and facilities in the United States, Europe, South America and Asia Pacific. Covance believes that its facilities are adequate for its operations and that suitable additional space will be available when needed.

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

Item 4.    Mine Safety Disclosures

                Not applicable.

 PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

                Covance's common stock is traded on the New York Stock Exchange (symbol: CVD). The following table shows the high and low sales prices on the New York Stock Exchange for each of the most recent eight fiscal quarters.

Quarter	High	Low
First Quarter 2010	$62.39	$53.34
Second Quarter 2010	$63.50	$49.91
Third Quarter 2010	$54.57	$37.45
Fourth Quarter 2010	$52.94	$43.06
First Quarter 2011	$59.81	$49.97
Second Quarter 2011	$63.86	$54.87
Third Quarter 2011	$62.58	$44.36
Fourth Quarter 2011	$53.02	$42.86

                As of February 17, 2012, there were 3,630 holders of record of Covance's common stock.

                Covance has not paid any dividends during 2011 or 2010. Covance does not currently intend to pay dividends, but rather, intends to reinvest earnings in its business.

Item 5a.    Performance Graph

                The graph below provides an indicator of cumulative total shareholder returns for Covance as compared with the Standard & Poor's 500 Stock Index® and the Standard & Poor's Health Care Sector Index®. The graph covers the period of time from December 31, 2006 through December 31, 2011 and assumes $100 was invested on December 31, 2006.

Item 6.    Selected Financial Data

                The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 2011, 2010, 2009, 2008 and 2007. This data has been derived from the audited consolidated financial statements of Covance. You should read this selected historical consolidated financial data in conjunction with Covance's audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report. Historical consolidated financial data may not be indicative of Covance's future performance. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

	Year Ended December 31
	2011		2010		2009		2008		2007
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenues	$2,095,938		$1,925,630		$1,867,634		$1,728,098		$1,546,419
Reimbursable out-of-pocket expenses	140,508		112,843		94,992		98,969		85,097

Total revenues	2,236,446		2,038,473		1,962,626		1,827,067		1,631,516

Costs and expenses:
Cost of revenue	1,467,051		1,348,498		1,277,142		1,142,697		1,017,686
Reimbursable out-of-pocket expenses	140,508		112,843		94,992		98,969		85,097
Selling, general and administrative	343,044		307,386		270,593		250,180		233,890
Depreciation and amortization	105,214		103,024		91,289		71,571		66,197
Asset impairment charges	—		119,229		—		—		—

Total	2,055,817	(a)	1,990,980	(d)	1,734,016		1,563,417		1,402,870

Income from operations	180,629	(a)	47,493	(d)	228,610		263,650		228,646

Other expense (income), net:
Interest expense (income), net	1,979		52		201		(6,461)		(9,801)
Foreign exchange transaction loss (gain), net	1,248		3,649		245		(142)		(1,375)
Impairment of equity investment	12,119		—		—		—		—
Gain on sale of businesses	—		—		(9,681)		(4,070)		(6,590)

Other expense (income), net	15,346	(b)	3,701		(9,235	)(f)	(10,673	)(h)	(17,766	)(i)

Income before taxes and equity investee earnings	165,283	(a),(b)	43,792	(d)	237,845	(f)	274,323	(h)	246,412	(i)
Tax expense (benefit)	33,574	(a),(b),(c)	(23,655	)(d),(e)	62,870	(f),(g)	79,415	(h)	72,934	(i)
Equity investee earnings	480		807		907		1,852		2,451

Net income	$132,189	(a),(b),(c)	$68,254	(d),(e)	$175,882	(f),(g)	$196,760	(h)	$175,929	(i)

Basic earnings per share	$2.22		$1.08		$2.76		$3.12		$2.76
Diluted earnings per share	$2.16	(a),(b),(c)	$1.06	(d),(e)	$2.73	(f),(g)	$3.08	(h)	$2.71	(i)
Balance Sheet Data:
Working capital	$549,881		$446,637		$474,928		$277,895		$411,897
Total assets	$2,108,008		$1,965,542		$1,974,944		$1,753,088		$1,560,185
Long term debt	$—		$97,500		$—		$—		$—
Stockholders' equity	$1,457,795		$1,279,821		$1,411,004		$1,194,849		$1,110,188
Other Financial Data:
Gross margin	30.0%		30.0%		31.6%		33.9%		34.2%
Operating margin	8.6%		2.5%		12.2%		15.3%		14.8%
Net income margin	6.3%		3.5%		9.4%		11.4%		11.4%
Current ratio	2.02		1.89		2.18		1.60		2.15
Debt to equity	0.00		0.07		0.00		0.00		0.00
Book value per share	23.96		21.24		22.01		18.88		17.34
Net days sales outstanding	38		31		40		37		36

  (a)
  Includes restructuring costs ($24,369) and costs associated with the termination of an inventory supply agreement and related inventory write-down ($10,287) totaling $34,656 ($23,197 net of tax or $0.38 per diluted share).

  (b)
  Includes impairment of equity investment totaling $12,119 ($12,119 net of tax or $0.20 per diluted share).

  (c)
  Includes $2,469 or $.04 per diluted share income tax benefit recorded in connection with favorable income tax matters.

  (d)
  Includes asset impairment charges ($119,229) and restructuring costs ($28,030) totaling $147,259 ($93,604 net of tax or $1.45 per diluted share).

  (e)
  Includes a $17,298 or $0.27 per diluted share income tax benefit recorded in connection with the favorable resolution of several income tax matters and the recognition of previously unrecognized benefits.

  (f)
  Includes a $9,026 gain on 2009 sale of IVR Services ($5,867 net of tax or $0.09 per diluted share) and a $655 gain ($426 net of tax or $0.01 per diluted share) resulting from contingent consideration received in 2009 associated with the 2007 sale of Cardiac Safety Services related to transferred backlog.

  (g)
  Includes a $2,072 or $0.03 per diluted share income tax gain associated with the reduction of income tax reserves resulting from the completion of an income tax audit and the recognition of previously unrecognized tax benefits in jurisdictions where the period of review of filings has expired.

  (h)
  Includes a $4,070 gain ($2,646 net of tax or $0.05 per diluted share) resulting from contingent consideration received in 2008 associated with the 2007 sale of Cardiac Safety Services related to transferred backlog.

  (i)
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

                Revenue Recognition.    Covance recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of Covance's net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Covance also has committed minimum volume arrangements with certain clients with initial terms that generally range in duration from three to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. These arrangements enable our clients to secure our services in exchange for which they commit to purchase an annual minimum dollar value ("volume") of services. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume commitments is monitored throughout the year. Annual minimum commitment shortfalls are not included in net revenues until the amount has been determined and agreed to by the client.

                Covance does not have any individual significant contracts as pertains to revenue recognition. By way of background, at any point in time Covance is working on thousands of active client projects, which are governed by individual contracts. In addition, the Company has not had a single customer who accounted for more than ten percent of aggregate net revenues during any one of the last three years. Covance serves in excess of 1,000 biopharmaceutical companies and has over 23,000 active client projects. Most projects are customized based on the needs of the client, the type of services being provided, therapeutic indication of the drug, geographic locations and other variables. Project specific terms related to pricing, billing milestones and the scope and type of services to be provided are generally negotiated and contracted on a project-by-project basis.

                Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment's Phase II-IV clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the years ended December 31, 2011, 2010 and 2009, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

                Most contracts are terminable by the client, either immediately or upon notice. These contracts often require payment to Covance of expenses to wind down the study or project, fees earned to date and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profits that could have been earned by Covance under the contract if it had not been terminated early. Termination fees are included in net revenues when realization is assured.

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

                Covance maintains a reserve for unrecognized tax benefits for income tax exposures, such as transfer pricing, nexus and deemed income, which is recorded as a long-term liability in other liabilities on the consolidated balance sheets. As of December 31, 2011 and 2010, the balance of the reserve for unrecognized tax benefits was $16.4 million and $15.0 million, respectively. Included in the balance of the reserve for unrecognized tax benefits as of December 31, 2011 and 2010 is accrued interest of $1.6 million and $1.0 million, respectively. During the year ended December 31, 2011, the reserve for unrecognized tax benefits was increased by $1.4 million, resulting from the accrual of additional reserves of $3.8 million, primarily relating to transfer pricing and the accrual of interest on existing reserves, partially offset by $2.4 million in reductions due to settlements and the expiration of the period of review of filings in certain jurisdictions. During the year ended December 31, 2010, the reserve for unrecognized tax benefits was reduced by $2.2 million, as tax benefits totaling $7.7 million were recorded relating primarily to the favorable resolution of several income tax audits, partially offset by the accrual of $5.5 million in reserves relating to deemed income, other tax matters and the accrual of interest on matters outstanding.

                Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest for the years ended December 31, 2011 and 2010:

(dollars in millions)
Unrecognized tax benefits as of December 31, 2009	$16.0
Additions related to tax positions in the prior year	3.8
Additions related to tax positions in the current year	1.9
Reductions due to settlements and payments	(7.2)
Reductions due to statute expiration	(0.5)

Unrecognized tax benefits as of December 31, 2010	14.0
Additions related to tax positions in the current year	3.0
Reductions due to settlements and payments	(1.9)
Reductions due to statute expiration	(0.3)

Unrecognized tax benefits as of December 31, 2011	$14.8

                Any future changes in the liability for unrecognized tax benefits, resulting from the recognition of tax benefits, would impact the effective tax rate of Covance. Over the next twelve months, it is reasonably possible that the uncertainty surrounding up to $9.7 million, including accrued interest of $1.4 million, of the reserve for unrecognized tax benefits related to certain income taxes, deemed income and transfer pricing will be resolved as a result of the expiration of the statute of limitations or the conclusion of various federal, state and foreign tax audits.

                The following tax years remain open to investigation as of December 31, 2011, for the Company's major jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2006-2011
United Kingdom	2009-2011
Switzerland	2006-2011
Germany	2008-2011

                The Company also maintains a tax reserve related to exposures for non-income tax matters, including value-added tax, state sales and use and other taxes. The balance of this reserve at both December 31, 2011 and 2010 was $1.0 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheets.

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

                Covance's policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States, except for amounts remitted under the American Jobs Creation Act of 2004. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings totaling approximately $670 million at December 31, 2011.

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

                The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Expected stock price volatility	37%	35%	36%
Range of risk free interest rates	0.1% - 3.6%	0.1% - 3.8%	0.3% - 2.6%
Expected life of options (years)	4.8	4.7	4.6

                Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

                As of December 31, 2011, the total unrecognized compensation cost related to non-vested stock options granted was $18.5 million and is expected to be recognized over a weighted average period of 1.7 years, and the total unrecognized compensation cost related to non-vested performance-based shares and restricted stock awards was $34.3 million and is expected to be recognized over a weighted average period of 1.6 years.

                Impairment of Assets.    Covance reviews its long-lived assets, other than goodwill and other indefinite lived intangible assets, for impairment, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance's judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. During the fourth quarter of 2011, Covance determined that the carrying value of its equity method investment in a supplier of research products was no longer fully recoverable based upon lower demand for the research product purchased from this supplier. The impairment was determined to be other-than-temporary and Covance recorded a charge of $12.1 million to reduce the carrying value of the equity investment to its estimated fair value of approximately $10.4 million as of December 31, 2011. During the third quarter of 2010, Covance determined that long-lived assets used in its North American toxicology operations, located in Chandler, Arizona and Manassas, Virginia with carrying values of $182.7 million and $23.4 million, respectively, were no longer fully recoverable from the cash flows expected from those assets. Accordingly, as of September 30, 2010, Covance recorded an asset impairment charge totaling $119.2 million ($103.0 million of which relates to the Chandler, Arizona assets and $16.2 million relates to the Manassas, Virginia assets), representing the excess of the carrying value of those assets over their respective fair market values.

                Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The test performed for 2011 indicated that no reporting units were at significant risk for impairment. However, changes in expectations as to the present value of a reporting unit's future cash flows might impact subsequent years' assessments of impairment.

                Defined Benefit Pension Plans.    Covance sponsors defined benefit pension plans for the benefit of its employees at several foreign subsidiaries as well as a non-qualified supplemental executive retirement plan and a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries. The measurement of the related benefit obligation and net periodic benefit cost recorded each year is based upon actuarial computations which require the use of judgment as to certain assumptions. The more significant of these assumptions are: (a) the appropriate discount rate to use in computing the present value of the benefit obligation; (b) the expected return on plan assets (for funded plans); and (c) the expected future rate of salary increases (for pay-related plans). Actual results (such as the return on plan assets, future rate of salary increases and plan participation rates) will likely differ from the assumptions used. Those differences, along with changes that may be made in the assumptions used from period to period, will impact the amounts reported in the financial statements and footnote disclosures.

                Set forth below is a discussion of the impact that (a) differences between assumed results and actual results and (b) assumption changes have had on our results of operations for the years ended December 31, 2011, 2010 and 2009 and on the financial position of the plans as of December 31, 2011 and 2010 for our United Kingdom defined benefit pension plans (the largest of our defined benefit-type pension plans).

	United Kingdom Plans
(dollars in millions)	2011	2010	2009	2008
Net periodic pension cost	$1.6	$1.6	$2.0	$3.4

Assumptions used to determine net periodic pension cost:
Discount rate	5.20%	5.75%	6.25%	5.50%
Expected rate of return on assets	6.50%	6.75%	6.75%	6.75%
Salary increases	4.50%	4.50%	4.25%	4.25%

                The movement in the net periodic benefit cost from period to period is attributable to the following:

	United Kingdom Plans
(dollars in millions)	2010 to 2011	2009 to 2010	2008 to 2009
Change in discount rate	$2.1	$1.3	$(2.2)
Change in rate of salary increases	—	(0.1)	—
Other, including differences between actual experience and assumptions used	(2.1)	(1.6)	1.4
Foreign currency exchange rate changes	—	—	(0.6)

Net change in periodic benefit cost	$—	$(0.4)	$(1.4)

	United Kingdom Plans
	2011	2010	2009
Assumptions used to determine benefit obligation:
Discount rate	4.60%	5.20%	5.75%
Salary increases	4.00%	4.50%	4.50%

                The change in the projected benefit obligation from period to period is attributable to the following:

	United Kingdom Plans
(dollars in millions)	2010 to 2011	2009 to 2010
Projected benefit obligation, beginning of year	$156.6	$139.9
Service/interest cost components of net periodic benefit cost in year	12.7	11.4
Benefits paid	(2.3)	(2.4)
Actuarial loss:
Decrease in discount rate	23.8	20.0
Other, including differences between actual experience and assumptions used	(25.0)	(7.8)
Foreign currency exchange rate changes	1.9	(4.5)

Projected benefit obligation, end of year	$167.7	$156.6

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

                Finally, Covance's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At December 31, 2011, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $31.5 million.

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

Results of Operations

                Year Ended December 31, 2011 Compared with Year Ended December 31, 2010.    Net revenues increased 8.8%, or 5.5% excluding the favorable impact of foreign exchange rate variances between both periods, to $2.10 billion for 2011 from $1.93 billion for 2010. Net revenues from Covance's early development segment increased 10.7%, or 9.8% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in the early development segment was driven by a number of factors, including the inclusion of a full year of results in the 2011 period from the sites acquired in October 2010 from Sanofi, revenue growth in our North American toxicology services, excluding Vienna, Virginia, and growth in our global analytical chemistry, discovery and translational and clinical pharmacology services. Partially offsetting the growth in these service offerings was a decline in revenue from lower volumes for our research products, legacy European toxicology services and our Vienna, Virginia toxicology facility, where services have been wound-down and largely transitioned to other locations. Net revenues from Covance's late-stage development segment grew 7.4%, or 2.1% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in our Phase II-IV clinical development services, on increased study activity, was partially offset by a reduction in net revenue from lower testing volume in our central laboratory services.

                Cost of revenue increased 8.8% to $1.47 billion or 70.0% of net revenues for the year ended December 31, 2011 as compared to $1.35 billion or 70.0% of net revenues for the corresponding 2010 period. Gross margins were 30.0% for both 2011 and 2010. Losses incurred in connection with the wind-down and transition of our Virginia toxicology services, the opening of our new specialty toxicology services in Indiana and the launch of our pre-clinical facility in China coupled with lower profitability in our central laboratory and legacy European toxicology services, from reduced volumes, were offset by higher earnings in our other early development and late-stage development services from the higher net revenue levels mentioned above.

                Overall, selling, general and administrative expenses increased 11.6% to $343.0 million for 2011 from $307.4 million for 2010. As a percentage of net revenues, selling, general and administrative expenses increased 40 basis points to 16.4% in 2011 from 16.0% in 2010. Included in selling, general and administrative expense during the 2011 period is $22.6 million (or 1.1% of net revenues) in costs associated with restructuring initiatives, as well as $10.3 million (or 0.5% of net revenues) in costs associated with the termination of a long-standing inventory supply agreement and related inventory write-down, as compared to $25.1 million (or 1.3% of net revenues) in restructuring costs for the 2010 period. These restructuring initiatives and cost reduction actions were taken to rationalize capacity, reduce the cost of overhead and support functions and to streamline processes. The inventory supply agreement was terminated due to a decline in demand for a research product, which also resulted in the write-down of inventory. Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

                Depreciation and amortization increased 2.1% to $105.2 million for 2011 from $103.0 million for 2010 as a result of depreciation on assets placed in service over the last year. As a percentage of net revenues, depreciation and amortization decreased by 40 basis points to 5.0% for the 2011 period from 5.4% for the corresponding 2010 period. Depreciation and amortization during the 2011 period includes $1.8 million (or 0.1% of net revenues) in accelerated depreciation associated with the restructuring initiatives described above, as compared to $2.9 million (or 0.1% of net revenues) in the 2010 period.

                Income from operations increased 280.3% to $180.6 million or 8.6% of net revenues for 2011 from $47.5 million or 2.5% of net revenues for the corresponding 2010 period. The 2010 period includes asset impairment charges of $119.2 million (or 6.2% of net revenues) associated with long lived assets in Chandler, Arizona and Manassas, Virginia, which are included in our early development segment results, as well as costs associated with the restructuring initiatives totaling $28.0 million (or 1.5% of net revenues). Income from operations for 2011 includes restructuring costs of $24.4 million (or 1.2% of net revenues) and costs associated with the termination of an inventory supply agreement and related inventory write-down of $10.3 million (or 0.5% of net revenues).

                Income from operations from Covance's early development segment for the year ended December 31, 2011 increased by $137.3 million to $105.3 million as compared to a loss of $32.0 million for the corresponding 2010 period. As a percentage of net revenues, early development income from operations increased from negative (3.8%) of early development net revenues in the 2010 period to 11.3% in the corresponding 2011 period. The increase in income from operations in Covance's early development segment for the 2011 period is primarily attributable to the 2010 asset impairment charges totaling $119.2 million (or 14.2% of segment net revenues). Also contributing to the increase in 2011 was the inclusion of a full year of results from the sites acquired in October 2010 from Sanofi and net incremental earnings from higher revenue in other service areas, as described above, partially offset by operating losses incurred in connection with the wind-down and transition of our Virginia toxicology services and start up losses related to the opening of our new specialty toxicology services in Indiana and the launch of our pre-clinical facility in China during 2011. Income from operations for 2011 includes restructuring costs of $11.4 million (or 1.2% of segment net revenues) and costs associated with the termination of an inventory supply agreement and related inventory write-down of $10.3 million (or 1.1% of segment net revenues), compared to costs associated with the restructuring initiatives in the 2010 period totaling $14.1 million (or 1.7% of segment net revenues).

                Income from operations from Covance's late-stage development segment for the year ended December 31, 2011 increased 0.4% or $0.8 million to $226.3 million as compared to $225.5 million for the corresponding 2010 period. As a percentage of net revenues, late-stage development income from operations decreased 140 basis points from 20.8% of late-stage development net revenues in 2010 to 19.4% of net revenues in the corresponding 2011 period. The 140 basis point decline in operating margins is due to the impact of lower volumes in our central laboratory services. Income from operations from Covance's late-stage development segment for the 2011 period includes restructuring charges of $5.0 million (or 0.4% of segment net revenues) compared to $7.3 million (or 0.7% of net revenues) in the corresponding 2010 period.

                Corporate expense increased $5.0 million to $151.0 million or 7.2% of net revenues for the year ended December 31, 2011, as compared to $146.0 million or 7.6% of net revenues for the corresponding 2010 period. Included in corporate expense is stock-based compensation expense of $40.1 million (or 1.9% of net revenues) for the year ended December 31, 2011, an increase of $7.8 million as compared to $32.3 million (or 1.7% of net revenues) for the corresponding 2010 period. Corporate expenses for the year ended December 31, 2011 also includes restructuring charges of $8.0 million (or 0.4% of net revenues) compared to $6.6 million (or 0.3% of net revenues) included in the corresponding 2010 period. Partially offsetting these increases were cost savings realized from the restructuring initiatives, as described above.

                Other expense, net increased $11.6 million to $15.3 million for the year ended December 31, 2011 from $3.7 million for the corresponding 2010 period. The primary driver of the increase is the inclusion of an impairment charge of $12.1 million on an equity method investment in a supplier of research products in 2011. Net interest expense increased to $2.0 million during the 2011 period from $0.1 million for the corresponding 2010 period, as a result of higher borrowings under our credit facilities in 2011 originating from the stock buyback program executed in the fourth quarter of 2010. Partially offsetting these increases was a decrease in the net foreign exchange transaction loss of $2.4 million, to $1.2 million in the 2011 period from $3.6 million in the corresponding 2010 period.

                Covance's effective tax rate for the year ended December 31, 2011 was an expense of 20.3% compared to a benefit of 54.0% for the corresponding 2010 period. Covance's effective tax rate for the 2010 period included the tax impact of the asset impairment and restructuring charges totaling $53.7 million. The Company also recorded net income tax benefits in 2010 totaling $17.3 million, primarily in connection with the favorable resolution of two income tax audits. Covance's effective tax rate for the 2011 period includes the tax impact of the 2011 cost reduction actions and costs associated with the termination of an inventory supply agreement and inventory write-down totaling $11.5 million. The Company also recorded a net income tax benefit of $2.5 million, primarily related to tax positions taken on returns filed in 2011, coupled with a decline in net deferred tax liabilities resulting from a reduction in the future United Kingdom income tax rate, partially offset by the accrual of additional reserves for uncertain tax positions. The 2011 period also reflects a shift in the mix of our pre-tax earnings across various tax jurisdictions and the impact of tax planning initiatives.

                Covance has a 47% minority equity position in Noveprim Limited ("Noveprim"), a supplier of research products. During the years ended December 31, 2011 and 2010, Covance recognized income of $0.5 million and $0.8 million, respectively, representing its share of Noveprim's earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at December 31, 2011 and 2010.

                Net income of $132.2 million for the year ended December 31, 2011 increased $63.9 million or 93.7% as compared to $68.3 million for the corresponding 2010 period, primarily due to the after tax impact of the asset impairments and restructuring charges totaling $93.6 million in the 2010 period, as compared to $35.3 million related to restructuring, contract termination and inventory write-down costs and the impairment of an equity investment in the corresponding 2011 period. The remaining increase in net income during the 2011 period is driven by the increased revenues and profitability of certain early development services, as discussed above, and the inclusion of a full year of results from the sites acquired in October 2010 from Sanofi, partially offset by lower income tax benefits of $14.8 million, reduced profitability in late-stage development services, as described above, as well as operating losses incurred in connection with the wind-down and transition of our Virginia toxicology services and start up losses related to the opening of our new specialty toxicology services in Indiana and the launch of our pre-clinical facility in China during 2011.

                Year Ended December 31, 2010 Compared with Year Ended December 31, 2009.    Net revenues increased 3.1%, or 2.6% excluding the favorable impact of foreign exchange rate variances between both periods, to $1.93 billion for 2010 from $1.87 billion for 2009. Net revenues from Covance's early development segment increased 6.1%, or 6.6% excluding the unfavorable impact of foreign exchange rate variances between both periods. Growth in the early development segment was led by our genomics service offering, which was expanded when we acquired Merck's gene expression laboratory in August 2009, our European toxicology and pharmaceutical chemistry services (due in part to the inclusion of two months of results of the sites acquired in October 2010 from Sanofi), as well as from growth in our nutritional chemistry and early clinical development services. Partially offsetting this growth was lower levels of study activity in our North American toxicology services, as we experienced lower market demand for these services from our biopharmaceutical clients. Net revenues from Covance's late-stage development segment grew 0.9%, but decreased 0.4% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in our clinical development services, resulting from increased study activity, was largely offset by a reduction in net revenues resulting from the sale of our IVR service offering in August 2009, combined with a reduction in periapproval services net revenues from reduced trial activity.

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

                The following table presents unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 2011. In the opinion of Covance, the information in the table below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included elsewhere in this Annual Report. Operating results for any quarter are not necessarily indicative of the results that may be reported in any future period.

	Quarter Ended
	Dec. 31, 2011		Sep. 30, 2011		June 30, 2011		Mar. 31, 2011		Dec. 31, 2010		Sep. 30, 2010		June 30, 2010		Mar. 31, 2010
	(Dollars in thousands, except per share data)
Net revenues	$532,478		$543,254		$518,220		$501,986		$491,513		$477,022		$475,171		$481,924
Reimbursable out-of-pocket expenses	49,907		35,622		29,507		25,472		27,942		36,258		25,548		23,095

Total revenues	582,385		578,876		547,727		527,458		519,455		513,280		500,719		505,019

Costs and expenses:
Cost of revenue	371,852		383,347		358,332		353,520		346,924		337,698		331,360		332,516
Reimbursable out-of-pocket expenses	49,907		35,622		29,507		25,472		27,942		36,258		25,548		23,095
Selling, general and administrative	95,752		81,292		85,297		80,703		89,810		70,731		75,045		71,800
Depreciation and amortization	25,923		27,592		25,836		25,863		25,919		26,105		26,256		24,744
Asset impairment charges	—		—		—		—		—		119,229		—		—

Total	543,434	(a)	527,853	(d)	498,972	(f)	485,558	(g)	490,595	(h)	590,021	(j)	458,209	(l)	452,155

Income (loss) from operations	38,951	(a)	51,023	(d)	48,755	(f)	41,900	(g)	28,860	(h)	(76,741	)(j)	42,510	(l)	52,864
Other expense, net	12,814	(b)	1,120		886		526		1,484		445		684		1,088

Income (loss) before taxes and equity investee earnings	26,137	(a),(b)	49,903	(d)	47,869	(f)	41,374	(g)	27,376	(h)	(77,186	)(j)	41,826	(l)	51,776
Tax expense (benefit)	5,172	(c)	9,781	(d),(e)	9,987		8,634		(1,121	)(i)	(46,003	)(k)	10,415		13,054
Equity investee earnings (loss)	175		547		(240)		(2)		(119)		253		254		419

Net income (loss)	$21,140	(a),(b,(c)	$40,669	(d),(e)	$37,642	(f)	$32,738	(g)	$28,378	(h),(i)	$(30,930	)(j),(k)	$31,665	(l)	$39,141

Basic earnings (loss) per share	$0.35		$0.68		$0.63		$0.55		$0.46		$(0.49)		$0.50		$0.62
Diluted earnings (loss) per share	$0.35	(a),(b),(c)	$0.67	(d),(e)	$0.61	(f)	$0.54	(g)	$0.45	(h),(i)	$(0.49	)(j),(k)	$0.49	(l)	$0.60

  (a)
  Includes restructuring costs ($8,667) and costs associated with the termination of an inventory supply agreement and related inventory write-down ($10,287) totaling $18,954 ($13,091 net of tax or $0.21 per diluted share).

  (b)
  Includes impairment of equity investment totaling $12,119 ($12,119 net of tax or $0.20 per diluted share).

  (c)
  Includes favorable income tax items totaling $1,769 (or $0.03 per diluted share).

  (d)
  Includes restructuring costs of $5,270 ($3,392 net of tax or $0.06 per diluted share).

  (e)
  Includes favorable income tax items totaling $700 (or $0.01 per diluted share).

  (f)
  Includes restructuring costs of $4,564 ($2,937 net of tax or $0.05 per diluted share).

  (g)
  Includes restructuring costs of $5,868 ($3,777 net of tax or $0.06 per diluted share).

  (h)
  Includes restructuring costs of $18,956 ($14,056 net of tax or $0.22 per diluted share).

  (i)
  Includes favorable income tax items totaling $6,946 (or $0.11 per diluted share) primarily associated with the favorable resolution of an income tax inquiry.

  (j)
  Includes asset impairment charges and restructuring costs totaling $120,569 ($74,753 net of tax or $1.16 per diluted share).

  (k)
  Includes favorable income tax items totaling $10,352 (or $0.16 per diluted share) associated with the favorable resolution of an income tax inquiry and the recognition of previously unrecognized benefits.

  (l)
  Includes restructuring costs of $7,734 ($4,795 net of tax or $0.07 per diluted share).

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

                Cash and cash equivalents at December 31, 2011 and 2010 were $389.1 million and $377.2 million, respectively. Amounts held by foreign subsidiaries were approximately $367 million and $343 million at December 31, 2011 and 2010, respectively, primarily in Swiss Francs, British Pounds and Euros. Foreign cash balances generally result from unremitted foreign earnings, which the Company intends to leave invested indefinitely outside of the United States. If the Company were to remit such earnings to the United States, it would be subject to additional United States income taxes. Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions which carry a Moody's rating of A1 P1 or better. Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. Covance has a credit agreement (the "Credit Agreement") that provides for a revolving credit facility of up to $250 million, which may be expanded to $300 million at Covance's election, and a term loan commitment of $100 million. On August 31, 2011, Covance repaid and retired all outstanding debt on the term loan portion of the Credit Agreement. At December 31, 2011, there were $30.0 million of outstanding borrowings and $2.6 million of outstanding letters of credit under the revolving credit facility. At December 31, 2010, there were $35.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the revolving credit facility and $97.5 million of outstanding debt under the term loan facility. Interest on all outstanding borrowings under the Credit Agreement is computed in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 200 basis points. Interest on outstanding borrowings approximated 2.35% per annum during 2011 and 2.38% per annum during 2010. Costs associated with the Credit Agreement, which expires in October 2015, consisted primarily of bank and legal fees totaling $1.7 million and are being amortized over the five year term. The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. The Company pays a commitment fee of 30 basis points on the undrawn balance of the revolving credit facility, which totaled approximately $0.6 million and $0.5 million during the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, Covance was in compliance with the terms of the Credit Agreement. Covance believes cash on hand plus cash from operations and available borrowings under the Credit Agreement will provide sufficient liquidity for the foreseeable future.

                During the year ended December 31, 2011, Covance's operations provided net cash of $243.5 million, a decrease of $90.9 million from the corresponding 2010 period. The change in net operating assets, net of businesses acquired, used $41.1 million in cash during 2011, primarily due to a net increase in the components of days sales outstanding (accounts receivable, unbilled services and unearned revenue) from the record low position at the end of 2010, coupled with a decrease in income taxes payable and other assets and liabilities, net, partially offset by an increase in accrued liabilities. The change in net operating assets, net of businesses acquired, provided $82.6 million in cash during 2010, primarily due to a decrease in the components of days sales outstanding to a record low position at the end of 2010, coupled with an increase in accrued liabilities and income taxes payable. Covance's ratio of current assets to current liabilities was 2.02 at December 31, 2011 and 1.89 at December 31, 2010.

                Investing activities for the year ended December 31, 2011 used $134.9 million, compared to $147.2 million for the corresponding 2010 period. Capital spending for 2011 totaled $134.6 million and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software. Approximately $75.9 million of capital spending in 2011 represents expenditures associated with assets that have not yet been placed in service at December 31, 2011. Capital spending for the corresponding 2010 period totaled $126.3 million, and was primarily for significant ongoing information technology projects, expansion of preclinical facilities in China, outfitting of new facilities, upgrade of existing equipment, and the purchase of new equipment, hardware and software. In addition, for the year ended December 31, 2011, investing activities include the acquisition of certain assets of TRAC Microbiology, Inc., a food microbiology and chemistry laboratory based in Madison, Wisconsin for a cash payment of $0.4 million.

                Investing activities for 2010 also included the acquisition in October 2010 of research and development facilities located in Porcheville, France and Alnwick, UK from Sanofi for a cash payment of $27.9 million ($21.0 million net of cash acquired). Transaction related costs of approximately $2.6 million were included in selling, general and administrative expense in the period incurred. Pursuant to the asset purchase agreement, Covance will provide services to Sanofi at these facilities over a period of 5 years for $350 million. The tangible and intangible assets acquired were included in Covance's consolidated financial statements as of October 2010 based on their estimated fair values of $26.1 million and $1.8 million, respectively, partially offset by certain employee related liabilities of $6.9 million assumed in the transaction. Results of operations for the sites acquired from Sanofi are reported in Covance's early development segment beginning in November 2010. In addition to the acquisition and provision of services at these facilities, Covance and Sanofi also entered into a 10-year strategic alliance, pursuant to which Covance has become Sanofi's R&D partner providing drug development services to Sanofi in amounts ranging from $0.9 billion to $1.9 billion over the term of the agreement. See Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report.

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

                In March 2009, Covance acquired 100% of the stock of Swiss Pharma Contract Ltd. ("Swiss Pharma"), and its 50 bed clinical research facility based in Basel, Switzerland, for total consideration of $22.8 million, as to which $19.4 million ($18.3 million net of cash acquired) was paid at closing with the balance contingently payable based upon the achievement of certain performance based milestones through 2011. Additionally, Covance repaid the entire $5.4 million balance of mortgage debt assumed in the Swiss Pharma acquisition. Transaction related costs of $0.5 million were expensed as incurred and included in selling, general and administrative expense. Net tangible and intangible assets acquired in the acquisition were included in Covance's consolidated financial statements beginning in March 2009 based on their estimated fair values of $3.0 million and $1.8 million, respectively. The remaining purchase price of $18.0 million represents goodwill. Results of operations for Swiss Pharma are reported in Covance's early development segment beginning in March 2009. See Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report.

                Financing activities for the year ended December 31, 2011 used $102.0 million and included the repayment and retirement of $97.5 million of outstanding debt on the term loan portion of the Credit Agreement and the repayment of $5.0 million, net, on the revolver portion of the Credit Agreement. In addition, $8.8 million was used to purchase into treasury 158,409 shares of common stock in connection with employee benefit plans. Partially offsetting these items were $6.8 million in proceeds from the exercise of stock options, $1.6 million from employee contributions to the Company's employee stock purchase plan and

$0.9 million in excess tax benefits realized on the exercise of stock options. Financing activities for the year ended December 31, 2010 used $105.0 million and included the purchase into treasury of 4,753,589 shares of common stock in connection with a $250 million buyback program authorized by Covance's Board of Directors in September 2010, and $6.4 million for the purchase into treasury of 115,224 shares in connection with employee benefit plans, for an aggregate cost of $256.4 million. Partially offsetting these items were $132.5 million of net borrowings under the Credit Agreement used for the repurchase of shares under the Company's share buyback program, $10.0 million in proceeds from the exercise of stock options, $7.2 million from employee contributions to the Company's employee stock purchase plan and $1.6 million in excess tax benefits realized on the exercise of stock options.

                In January 2012, Covance's Board of Directors authorized the repurchase of up to an additional $300 million of its outstanding common stock. At December 31, 2011, there are also 0.8 million shares remaining for repurchase under the 2007 Board approved repurchase program.

                The effect of exchange rate changes on cash for the years ended December 31, 2011 and 2010 was an increase of $5.2 million and $5.6 million, respectively. Covance's cash balances increased by $11.9 million during 2011.

                The table below sets forth Covance's contractual obligations. A full description of the Company's debt obligations is contained in Note 8 to the audited consolidated financial statements included elsewhere in this Annual Report. Covance is obligated under non-cancelable operating leases, primarily for offices and laboratory facilities. Covance is also obligated under outsourcing agreements primarily related to certain aspects of its information technology, human resources and accounting functions and purchase commitments across various facilities, both of which are reflected under the caption purchase obligations in the table below. Actual amounts paid under these outsourcing agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables. In addition, early termination of these outsourcing agreements by Covance could result in the payment of termination fees which are not reflected in the table below. See Note 11 to the audited consolidated financial statements included elsewhere in this Annual Report.

	Payments due by period
Contractual Obligations(a)	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
	(Dollars in thousands)
Operating Leases	$127,394	$30,903	$36,792	$16,870	$42,829
Purchase Obligations	69,190	25,282	39,149	3,809	950

Total	$196,584	$56,185	$75,941	$20,679	$43,779

  (a)
  Excludes $16.4 million, including $1.6 million in interest, related to a reserve for unrecognized tax benefits, as the cash settlement date cannot be reasonably estimated.

Off-Balance Sheet Arrangements

                At December 31, 2011 and 2010, Covance was not a party to any off-balance sheet arrangements as defined by Regulation S-K Item 303(a)(4)(i), promulgated under the Exchange Act.

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

Recently Issued Accounting Standards

                In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 amended the FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures ("ASC 820") to converge the fair value measurement guidance in U.S. generally accepted accounting principles ("GAAP") and International Financial Reporting Standards ("IFRSs"). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011 and should be applied prospectively. Covance does not expect ASU 2011-04 to have a significant impact on its consolidated results of operations or financial position.

                In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the effective date of changes in 2011-05 that relate to the presentation of reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The amendments in the ASU's do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 and ASU 2011-12 are both effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. Covance will be required to adopt ASU 2011-05 and ASU 2011-12 no later than the quarter beginning January 1, 2012. As the ASU's require additional presentation only, there will be no impact to Covance's consolidated results of operations or financial position.

                In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). ASU 2011-08 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Previous guidance required an entity to test goodwill for impairment by first comparing the fair value of a reporting unit with its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Covance will be required to adopt ASU 2011-08 as of January 1, 2012 and does not expect ASU 2011-08 to have an impact on its consolidated results of operations or financial position.

Forward Looking Statements.    Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss or delay of large studies, risks associated with acquisitions and investments, the Company's ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, testing mix and geographic mix of kit receipts in central laboratories, fluctuations in currency exchange rates, the price and rate at which the company executes its share repurchase program, the cost and pace of completion of our information technology projects and the realization of benefits therefrom, and other factors described in Covance's filings with the Securities and Exchange Commission, including, without limitation, this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

                For the year ended December 31, 2011, approximately 48% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency Risks" for a more detailed discussion of our foreign currency risks and exposures.

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

                Covance's management concluded that its internal control over financial reporting as of December 31, 2011 was effective and adequate to accomplish the objectives described above. Management's assessment was based upon the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Covance's consolidated financial statements and the effectiveness of control over financial reporting have been audited by an independent registered public accounting firm, Ernst & Young LLP, as stated in their reports which are included elsewhere herein.

/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ William E. Klitgaard William E. Klitgaard Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited Covance Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covance Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on consolidated financial statements and internal control. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

                In our opinion, Covance Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 28, 2012

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited the accompanying consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covance Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Covance Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 28, 2012

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

(Dollars in thousands)	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$389,103	$377,223
Accounts receivable	312,127	261,160
Unbilled services	114,095	90,729
Inventory	74,698	82,924
Deferred income taxes	52,078	35,648
Prepaid expenses and other current assets	144,809	98,127

Total Current Assets	1,086,910	945,811
Property and equipment, net	849,551	843,983
Goodwill, net	127,779	127,653
Other assets	43,768	48,095

Total Assets	$2,108,008	$1,965,542

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$36,393	$34,079
Accrued payroll and benefits	142,229	107,572
Accrued expenses and other current liabilities	119,308	97,395
Unearned revenue	202,210	186,301
Short-term debt and current portion of long-term debt	30,000	45,000
Income taxes payable	6,889	28,827

Total Current Liabilities	537,029	499,174
Long-term debt	—	87,500
Deferred income taxes	42,295	30,531
Other liabilities	70,889	68,516

Total Liabilities	650,213	685,721

Commitments and Contingencies
Stockholders' Equity:
Preferred stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock—Par value $0.01 per share; 140,000,000 shares authorized; 78,127,480 and 77,391,335 shares issued and outstanding, including those held in treasury, at December 31, 2011 and 2010, respectively	781	774
Paid-in capital	689,584	639,341
Retained earnings	1,505,894	1,373,705
Accumulated other comprehensive income	4,622	277
Treasury stock at cost (17,284,287 and 17,125,878 shares at December 31, 2011 and 2010, respectively)	(743,086)	(734,276)

Total Stockholders' Equity	1,457,795	1,279,821

Total Liabilities and Stockholders' Equity	$2,108,008	$1,965,542

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands, except per share data)	2011	2010	2009
Net revenues	$2,095,938	$1,925,630	$1,867,634
Reimbursable out-of-pocket expenses	140,508	112,843	94,992

Total revenues	2,236,446	2,038,473	1,962,626

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	1,467,051	1,348,498	1,277,142
Reimbursable out-of-pocket expenses	140,508	112,843	94,992
Selling, general and administrative (excluding depreciation and amortization)	343,044	307,386	270,593
Depreciation and amortization	105,214	103,024	91,289
Asset impairment charges	—	119,229	—

Total costs and expenses	2,055,817	1,990,980	1,734,016

Income from operations	180,629	47,493	228,610

Other expense (income), net:
Interest income	(1,874)	(1,479)	(1,355)
Interest expense	3,853	1,531	1,556
Foreign exchange transaction loss, net	1,248	3,649	245
Impairment of equity investment	12,119	—	—
Gain on sale of business	—	—	(9,681)

Other expense (income), net	15,346	3,701	(9,235)

Income before taxes and equity investee earnings	165,283	43,792	237,845
Tax expense (benefit)	33,574	(23,655)	62,870
Equity investee earnings	480	807	907

Net income	$132,189	$68,254	$175,882

Basic earnings per share	$2.22	$1.08	$2.76
Weighted average shares outstanding—basic	59,629,788	63,043,561	63,818,717
Diluted earnings per share	$2.16	$1.06	$2.73
Weighted average shares outstanding—diluted	61,091,354	64,472,326	64,341,084

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$132,189	$68,254	$175,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,214	103,024	91,289
Asset impairment charges	—	119,229	—
Non-cash compensation expense associated with employee benefit and stock compensation plans	40,057	32,289	26,949
Deferred income tax (benefit) provision	(6,128)	(71,661)	33,030
Impairment of equity investment	12,119	—	—
Gain on sale of business	—	—	(9,681)
Loss on disposal of property and equipment	1,618	1,487	998
Equity investee earnings	(480)	(807)	(907)
Changes in operating assets and liabilities, net of businesses acquired and sold:
Accounts receivable	(50,754)	23,959	(54,937)
Unbilled services	(23,366)	6,550	15,724
Inventory	8,226	(1,998)	(12,720)
Accounts payable	2,297	(2,755)	(5,163)
Accrued liabilities	56,409	20,097	(8,072)
Unearned revenue	15,909	19,411	4,174
Income taxes payable	(21,070)	14,797	(1,176)
Other assets and liabilities, net	(28,762)	2,547	3,699

Net cash provided by operating activities	243,478	334,423	259,089

Cash flows from investing activities:
Capital expenditures	(134,633)	(126,278)	(131,079)
Acquisition of businesses, net of cash acquired	(411)	(20,994)	(28,096)
Proceeds from sale of business	—	—	10,373
Other, net	192	47	29

Net cash used in investing activities	(134,852)	(147,225)	(148,773)

Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(5,000)	35,000	(50,000)
Borrowings under long-term debt	—	100,000	—
Repayments under long-term debt	(97,500)	(2,500)	—
Payment of debt assumed upon acquisition of business	—	—	(5,431)
Stock issued under employee stock purchase and option plans	9,325	18,825	10,682
Purchase of treasury stock	(8,810)	(256,351)	(4,828)

Net cash used in financing activities	(101,985)	(105,026)	(49,577)

Effect of exchange rate changes on cash	5,239	5,582	7,396

Net change in cash and cash equivalents	11,880	87,754	68,135
Cash and cash equivalents, beginning of year	377,223	289,469	221,334

Cash and cash equivalents, end of year	$389,103	$377,223	$289,469

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2008	$754	$551,598	$1,129,569	$(13,975)		$(473,097)	$1,194,849
Comprehensive income:
Net income	—	—	175,882	—	$175,882	—	175,882
Currency translation adjustment	—	—	—	14,605	14,605	—	14,605
Unrealized gain on securities, net of tax	—	—	—	805	805	—	805
Defined benefit pension plans, net of tax:
Actuarial loss	—	—	—	(6,645)	(6,645)	—	(6,645)
Prior service cost	—	—	—	(71)	(71)	—	(71)

Total comprehensive income	—	—	—	—	$184,576	—	—

Shares issued under various employee benefit and stock compensation plans	9	33,768	—	—		—	33,777
Stock option exercises	1	3,091	—	—		—	3,092
Tax benefit from stock issued	—	(462)	—	—		—	(462)
Treasury stock, at cost	—	—	—	—		(4,828)	(4,828)

Balance, December 31, 2009	764	587,995	1,305,451	(5,281)		(477,925)	1,411,004
Comprehensive income:
Net income	—	—	68,254	—	$68,254	—	68,254
Currency translation adjustment	—	—	—	9,328	9,328	—	9,328
Unrealized gain on securities, net of tax	—	—	—	325	325	—	325
Defined benefit pension plans, net of tax:
Actuarial loss	—	—	—	(4,068)	(4,068)	—	(4,068)
Prior service cost	—	—	—	(27)	(27)	—	(27)

Total comprehensive income	—	—	—	—	$73,812	—	—

Shares issued under various employee benefit and stock compensation plans	7	39,461	—	—		—	39,468
Stock option exercises	3	10,026	—	—		—	10,029
Tax benefit from stock issued	—	1,859	—	—		—	1,859
Treasury stock, at cost	—	—	—	—		(256,351)	(256,351)

Balance, December 31, 2010	774	639,341	1,373,705	277		(734,276)	1,279,821
Comprehensive income:
Net income	—	—	132,189	—	$132,189	—	132,189
Currency translation adjustment	—	—	—	2,776	2,776	—	2,776
Unrealized loss on securities, net of tax	—	—	—	(322)	(322)	—	(322)
Defined benefit pension plans, net of tax:
Actuarial gain	—	—	—	1,966	1,966	—	1,966
Prior service cost	—	—	—	(75)	(75)	—	(75)

Total comprehensive income	—	—	—	—	$136,534	—	—

Shares issued under various employee benefit and stock compensation plans	5	41,641	—	—		—	41,646
Stock option exercises	2	6,847	—	—		—	6,849
Tax benefit from stock issued	—	1,755	—	—		—	1,755
Treasury stock, at cost	—	—	—	—		(8,810)	(8,810)

Balance, December 31, 2011	$781	$689,584	$1,505,894	$4,622		$(743,086)	$1,457,795

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

1.    Organization

                Covance Inc. and its subsidiaries ("Covance" or the "Company") is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical, biotechnology and medical device industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. Covance's operations constitute two segments for financial reporting purposes. The first segment, early development services, includes preclinical and clinical pharmacology service offerings. The second segment, late-stage development services, includes central laboratory, Phase II-IV clinical development and market access services. Operations are principally focused in the United States and Europe.

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
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

    Financial Instruments

                The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts as reported at December 31, 2011 and 2010.

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

    Prepaid Expenses and Other Current Assets

                In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $61.3 million and $49.1 million at December 31, 2011 and 2010, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

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

    Impairment of Long-Lived Assets

                Covance reviews its long-lived assets, other than goodwill and other indefinite lived intangible assets, for impairment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance's judgment of its ability

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

to recover the value of the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. During the fourth quarter of 2011, Covance determined that the carrying value of its equity method investment in a supplier of research products was no longer fully recoverable based upon changes in the research product market. The impairment was determined to be other-than-temporary and Covance recorded a charge of $12.1 million to reduce the carrying value of the equity investment to its estimated fair value of approximately $10.4 million as of December 31, 2011. See Note 5. During the third quarter of 2010, Covance determined that long-lived assets used in its North American toxicology operations, located in Chandler, Arizona and Manassas, Virginia with carrying values of $182.7 million and $23.4 million, respectively, were no longer fully recoverable from the cash flows expected from those assets. Accordingly, as of September 30, 2010, Covance recorded an asset impairment charge totaling $119.2 million ($103.0 million of which relates to the Chandler, Arizona assets and $16.2 million relates to the Manassas, Virginia assets), representing the excess of the carrying value of those assets over their respective fair market values. See Note 13.

    Goodwill and Other Intangible Assets and Impairment

                Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The annual test for impairment performed for 2011, 2010 and 2009 indicated that no reporting units were at significant risk for impairment.

                Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from one to ten years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets. See Note 4.

    Revenue Recognition

                Covance recognizes revenue either as services are performed or products are delivered, depending on the nature of the work contracted. Historically, a majority of Covance's net revenues have been earned under contracts which range in duration from a few months to two years, but can extend in duration up to five years or longer. Covance also has committed minimum volume arrangements with certain clients with initial terms that generally range in duration from three to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. These arrangements enable our clients to secure our services in exchange for which they commit to purchase an annual minimum dollar value ("volume") of services. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume commitments is monitored throughout the year. Annual minimum commitment shortfalls are not included in net revenues until the amount has been determined and agreed to by the client.

                Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read,

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment's Phase II-IV clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e., potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred.

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
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

                Most contracts are terminable by the client, either immediately or upon notice. These contracts often require payment to Covance of expenses to wind down the study or project, fees earned to date and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profits that could have been earned by Covance under the contract if it had not been terminated early. Termination fees are included in net revenues when realization is assured. In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as for travel, printing, meetings, couriers, etc.), for which it is reimbursed at cost, without mark-up or profit. Investigator fees are not reflected in total revenues or expenses where Covance acts in the capacity of an agent on behalf of the pharmaceutical company sponsor, passing through these costs without risk or reward to Covance. All other out-of-pocket costs are included in total revenues and expenses.

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

                The Company also maintains a tax reserve related to exposures for non-income tax matters, including value-added tax, state sales and use and other taxes. The balance of this reserve was $1.0 million at both December 31, 2011 and 2010 and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

                Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of December 31, 2011. See Note 7.

    Comprehensive Income

                Covance's total comprehensive income for the periods presented is comprised of net income plus the change in the cumulative translation adjustment equity account, the adjustments, net of tax, for the current year actuarial gains (losses) and prior service costs in connection with its defined benefit pension and other post-retirement plans and the change in the unrealized gain on available-for-sale securities of ($0.3) million, $0.3 million and $0.8 million, net of tax, for the years ended December 31, 2011, 2010 and 2009, respectively.

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

                In computing diluted EPS for the years ended December 31, 2011, 2010 and 2009, the denominator was increased by 1,461,566 shares, 1,428,765 shares and 522,367 shares, respectively, representing the dilutive effect of stock options outstanding at December 31, 2011, 2010 and 2009, with exercise prices less than the

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

average market price of Covance's common stock during each respective period. Excluded from the computation of diluted EPS for the year ended December 31, 2011 were options to purchase 2,335,194 shares of common stock at prices ranging from $54.15 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2011. Excluded from the computation of diluted EPS for the year ended December 31, 2010 were options to purchase 1,639,806 shares of common stock at prices ranging from $51.93 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2010. Excluded from the computation of diluted EPS for the year ended December 31, 2009 were options to purchase 825,401 shares of common stock at prices ranging from $47.27 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2009.

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

    Supplemental Cash Flow Information

                Cash paid for interest for the years ended December 31, 2011, 2010 and 2009 totaled $3.8 million, $0.6 million and $1.2 million, respectively. Cash paid for income taxes for the years ended December 31, 2011, 2010 and 2009 totaled $58.2 million, $33.6 million and $26.8 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the years ended December 31, 2011, 2010 and 2009 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $0.9 million, $1.6 million and $0.8 million, respectively (a corresponding cash inflow of $0.9 million, $1.6 million and $0.8 million, respectively, has been included in financing cash flows).

    Recently Issued Accounting Standards

                In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 amended the FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures ("ASC 820") to converge the fair value measurement guidance in U.S. generally accepted accounting principles ("GAAP") and International Financial Reporting Standards ("IFRSs"). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011 and should be applied prospectively. Covance does not expect ASU 2011-04 to have a significant impact on its consolidated results of operations or financial position.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

                In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the effective date of the changes in 2011-05 that relate to the presentation of reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The amendments in the ASU's do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 and ASU 2011-12 are both effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. Covance will be required to adopt ASU 2011-05 and ASU 2011-12 no later than the quarter beginning January 1, 2012. As the ASU's require additional presentation only, there will be no impact to Covance's consolidated results of operations or financial position.

                In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). ASU 2011-08 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Previous guidance required an entity to test goodwill for impairment by first comparing the fair value of a reporting unit with its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Covance will be required to adopt ASU 2011-08 as of January 1, 2012 and does not expect ASU 2011-08 to have an impact on its consolidated results of operations or financial position.

    Subsequent Events

                Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 15.

3.    Property and Equipment

                Property and equipment at December 31, 2011 and 2010 consist of the following:

	2011	2010
Property and equipment at cost:
Land	$53,492	$69,715
Buildings and improvements	606,130	602,428
Equipment	325,569	294,406
Computer hardware and software	360,389	316,524
Furniture, fixtures & leasehold improvements	102,768	90,265
Construction-in-progress	128,575	93,280

	1,576,923	1,466,618
Less: Accumulated depreciation and amortization	(727,372)	(622,635)

Property and equipment, net	$849,551	$843,983

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

3.    Property and Equipment (Continued)

                Depreciation and amortization expense aggregated $103.4 million, $101.8 million and $90.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

                In the fourth quarter of 2011, Covance completed the wind-down and transition of services at its toxicology facility in Vienna, Virginia and initiated actions to sell that property. As a result, the related land and buildings, with carrying values of $21.0 million and $6.0 million, respectively, were reclassified from property and equipment to other current assets on the consolidated balance sheet as of December 31, 2011.

4.    Goodwill and Amortizable Intangible Assets

                The following table sets forth changes in the carrying amount of goodwill by operating segment, net of accumulated amortization of $15.1 million for each of the years ended December 31, 2011 and 2010, respectively:

	Early Development	Late-Stage Development	Total
Balance, December 31, 2010	$91,737	$35,916	$127,653
Goodwill recognized from acquisition of business	126	—	126

Balance, December 31, 2011	$91,863	$35,916	$127,779

                The following table summarizes the Company's acquired amortizable intangible assets which are reflected in other assets on the consolidated balance sheet, as of December 31, 2011 and 2010:

	2011	2010
Intangible assets at cost:
Customer Lists (5 to 10 year estimated useful lives)	$8,152	$5,753
Technology (5 year estimated useful life)	2,340	2,340
Other—Patient List, Backlog and Non-Compete Agreements (1 to 4 year estimated useful lives)	1,419	1,419

	11,911	9,512
Less: Accumulated amortization	(7,043)	(5,234)

Net carrying value	$4,868	$4,278

                Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $1.8 million, $1.2 million and $1.0 million, respectively. Amortization expense expected to be recorded for each of the next five years is as follows:

Year Ending December 31,
2012	$1,090
2013	$1,044
2014	$1,044
2015	$1,044
2016	$ 629

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

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

                Covance has a 47% minority equity position in Noveprim Limited ("Noveprim"), a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim's net assets at the date of acquisition of $13.8 million represents goodwill and is included in the carrying value of Covance's investment. This investment is reflected in other assets on the consolidated balance sheet. During the years ended December 31, 2011, 2010 and 2009, Covance recognized income of $0.5 million, $0.8 million and $0.9 million, respectively, representing its share of Noveprim's earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at December 31, 2011, 2010 and 2009. During the fourth quarter of 2011, the investment was determined to have an other-than-temporary loss in value due to a decline in demand for the research products supplied by Noveprim. As a result, Covance recorded a $12.1 million impairment charge, against the goodwill recognized upon the initial investment in Noveprim, to reduce the carrying value of the asset to its estimated fair value. The fair value was measured with an income approach using internally developed estimates of future cash flows, which are Level 3 inputs under the fair value hierarchy. The carrying value of Covance's investment in Noveprim as of December 31, 2011 and 2010 was $10.4 million and $22.0 million, respectively.

                Covance has a minority equity position (less than 20%) in Bio-Clinica, Inc. ("BIOC") (Nasdaq GM:BIOC). BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. As Covance owns less than a 20% interest in BIOC and does not exercise significant influence over the operating or financial decisions of BIOC, the investment is accounted for as an available-for-sale security. The cost basis of Covance's investment in BIOC is $1.4 million. The carrying value of Covance's investment in BIOC as of December 31, 2011 and 2010 was $10.0 million and $10.5 million, respectively, as determined based on quoted prices in an active market. This investment is reflected in other assets on the consolidated balance sheet. The $0.5 million decrease in the carrying value of the investment results in a $0.3 million decrease in the unrealized gain on investment, net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. Accordingly, the balance in the unrealized gain on investment at December 31, 2011 and 2010 was $5.2 million and $5.5 million, net of tax, respectively.

6.    Acquisitions and Divestitures

                In October 2010, Covance acquired research and development facilities located in Porcheville, France and Alnwick, UK from Sanofi for a cash payment of $27.9 million ($21.0 million net of cash acquired). Transaction related costs of approximately $2.6 million were included in selling, general and administrative expense in the period incurred. Pursuant to the asset purchase agreement, Covance will provide services to Sanofi at these facilities over a period of 5 years for $350 million. The tangible and intangible assets acquired are included in Covance's consolidated financial statements as of October 2010 based on their estimated fair values of $26.1 million and $1.8 million, respectively, partially offset by certain employee related liabilities of $6.9 million assumed in the transaction. Intangible assets are being amortized over a six-year life. Results of operations for the sites acquired from Sanofi are reported in Covance's early development segment beginning

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

6.    Acquisitions and Divestitures (Continued)

in November 2010. In addition to the acquisition and provision of services at these facilities, Covance and Sanofi also entered into a ten-year strategic alliance, pursuant to which Covance has become Sanofi's R&D partner providing drug development services to Sanofi in amounts ranging from $0.9 billion to $1.9 billion over the term of the agreement.

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

                In March 2009, Covance acquired 100% of the stock of Swiss Pharma Contract Ltd. ("Swiss Pharma"), and its 50 bed clinical research facility based in Basel, Switzerland, for total consideration of $22.8 million, as to which $19.4 million ($18.3 million net of cash acquired) was paid at closing with the balance contingently payable based upon the achievement of certain performance based milestones through 2011. Additionally, Covance repaid the entire $5.4 million balance of mortgage debt assumed in the Swiss Pharma acquisition. Transaction related costs of $0.5 million were included in selling, general and administrative expense in the period incurred. Net tangible and intangible assets acquired in the acquisition were included in the consolidated financial statements beginning in March 2009 based on their estimated fair values of $3.0 million and $1.8 million, respectively. Intangible assets are being amortized over a seven-year weighted average life. Goodwill of $18.0 million resulting from the acquisition arises largely from the synergies expected from combining the Swiss Pharma operations with our existing European clinical pharmacology operations, as well as from the benefits derived from the assembled Swiss Pharma workforce. None of the goodwill recognized is expected to be deductible for tax purposes. Results of operations for Swiss Pharma are reported in Covance's early development segment beginning in March 2009.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income

                The components of income before taxes and the related provision (benefit) for taxes on income for 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Income (loss) before taxes and equity investee earnings:
Domestic	$52,091	$(71,012)	$94,166
International	113,192	114,804	143,679

Total	$165,283	$43,792	$237,845

Federal income taxes:
Current provision	$13,265	$36,221	$15,463
Deferred provision (benefit)	9,793	(57,016)	18,724
International income taxes:
Current provision	24,420	10,139	13,993
Deferred (benefit) provision	(16,921)	(8,110)	10,511
State and other income taxes:
Current provision	2,626	940	1,196
Deferred provision (benefit)	391	(5,829)	2,983

Income tax provision (benefit)	$33,574	$(23,655)	$62,870

                The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Taxes at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	1.2	1.1	1.1
Impact of international operations	(17.0)	(62.8)	(10.8)
Previously unrecognized tax benefits	(2.4)	(27.2)	(0.3)
Other, net	3.5	(0.1)	1.4

Total	20.3%	(54.0)%	26.4%

                Previously unrecognized tax benefits in 2011 and 2010 consist primarily of tax benefits recorded in connection with the favorable resolution of income tax audits and tax benefits resulting from tax positions taken in returns filed in 2011 and 2010.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

                The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Current deferred taxes:
Liabilities/expenses not currently deductible	$43,902	$34,335
Deferred equity compensation	8,149	3,353
Net operating losses	943	978

Total current deferred tax assets	52,994	38,666

Current deferred tax liabilities:
Earnings not currently taxable	(916)	(3,018)

Net current deferred tax assets	$52,078	$35,648

Non-current deferred taxes:
Deferred tax assets:
Net operating losses	$10,668	$9,433
Deferred equity compensation	13,738	14,872
Liabilities/expenses not currently deductible	2,252	465

Total non-current deferred tax assets	26,658	24,770

Deferred tax liabilities:
Property and equipment	(59,795)	(50,222)
Earnings not currently taxable	(9,158)	(5,079)

Total non-current deferred tax liabilities	(68,953)	(55,301)

Net non-current deferred tax liabilities	$(42,295)	$(30,531)

                As of December 31, 2011, Covance has United States and foreign net operating loss carryforwards of $45.4 million. The foreign net operating loss carryforwards of $42.7 million have no expiration, while the United States net operating loss carryforwards of $2.7 million are subject to limitation under Internal Revenue Code §382 and will expire at various dates through 2026. It is expected that all loss carryforwards will be realized, and accordingly, no valuation allowance has been provided.

                Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance. As a result, taxes have not been provided on accumulated foreign unremitted earnings totaling approximately $670 million at December 31, 2011.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

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

                As of December 31, 2011, the balance of the reserve for unrecognized tax benefits was $16.4 million, including accrued interest of $1.6 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet. As of December 31, 2010, the balance of the reserve for unrecognized tax benefits was $15.0 million, including accrued interest of $1.0 million, which was recorded as a long-term liability in other liabilities on the consolidated balance sheet. This reserve relates to exposures for income tax matters such as transfer pricing, nexus and deemed income. During the year ended December 31, 2011, the reserve for unrecognized tax benefits was increased by $1.4 million resulting from the accrual of additional reserves of $3.8 million, primarily relating to transfer pricing and the accrual of interest on existing reserves, partially offset by $2.4 million of reductions due to settlements and the expiration of the period of review of filings in certain jurisdictions.

                Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest for the years ended December 31, 2011 and 2010:

(dollars in millions)
Unrecognized tax benefits as of December 31, 2009	$16.0
Additions related to tax positions in the prior year	3.8
Additions related to tax positions in the current year	1.9
Reductions due to settlements and payments	(7.2)
Reductions due to statute expiration	(0.5)

Unrecognized tax benefits as of December 31, 2010	14.0
Additions related to tax positions in the current year	3.0
Reductions due to settlements and payments	(1.9)
Reductions due to statute expiration	(0.3)

Unrecognized tax benefits as of December 31, 2011	$14.8

                Any future changes in the liability for unrecognized tax benefits, resulting from the recognition of tax benefits, would impact the effective tax rate. Over the next twelve months, it is reasonably possible that the uncertainty surrounding up to $9.7 million, including accrued interest of $1.4 million, of the reserve for unrecognized tax benefits related to certain income taxes, deemed income and transfer pricing will be resolved as a result of the expiration of the statute of limitations or the conclusion of various federal, state and foreign tax audits.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

                The following tax years remain open to investigation as of December 31, 2011, for the Company's major jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2006-2011
United Kingdom	2009-2011
Switzerland	2006-2011
Germany	2008-2011

8.    Credit Facilities

                On October 26, 2010, Covance amended its credit facility which was due to expire in June 2012. The amended credit agreement (the "Credit Agreement") provides for a revolving credit facility of up to $250 million, which may be expanded to $300 million at Covance's election, and a term loan commitment of $100 million. On August 31, 2011, Covance repaid and retired all outstanding debt on the term loan portion of the Credit Agreement. At December 31, 2011, there were $30.0 million of outstanding borrowings and $2.6 million of outstanding letters of credit under the revolving credit facility. At December 31, 2010, there were $35.0 million of outstanding borrowings and $1.4 million of outstanding letters of credit under the revolving credit facility and $97.5 million of outstanding debt under the term loan facility. Interest on all outstanding borrowings under the Credit Agreement is computed in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 200 basis points. Interest on all outstanding borrowings under the previous credit facility was also based upon the London Interbank Offered Rate plus a margin of 200 basis points. Interest on outstanding borrowings approximated 2.35% per annum during 2011 and 2.38% per annum during 2010. Costs associated with the Credit Agreement, which expires in October 2015, consisted primarily of bank and legal fees totaling $1.7 million, and are being amortized over the five-year term.

                The Company pays a commitment fee of 30 basis points on the undrawn balance of the revolving credit facility, which totaled approximately $0.6 million and $0.5 million during the years ended December 31, 2011 and 2010, respectively. The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. At December 31, 2011, Covance was in compliance with the terms of the Credit Agreement.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The components of net periodic pension cost for these plans for 2011, 2010 and 2009 are as follows:

	United Kingdom Plans			German Plan
	2011	2010	2009	2011	2010	2009
Components of Net Periodic Pension Cost:
Service cost	$4,296	$3,682	$3,150	$869	$754	$576
Interest cost	8,388	7,718	7,200	610	584	527
Expected return on plan assets	(10,569)	(8,996)	(7,552)	—	—	—
Amortization of net actuarial loss	1,344	1,249	1,162	116	74	7
Expected participant contributions	(1,871)	(2,074)	(1,933)	—	—	—

Net periodic pension cost	$1,588	$1,579	$2,027	$1,595	$1,412	$1,110

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	5.20%	5.75%	6.25%	4.60%	5.50%	6.25%
Expected rate of return on assets	6.50%	6.75%	6.75%	n/a	n/a	n/a
Salary increases	4.50%	4.50%	4.25%	2.50%	3.00%	3.00%

                The weighted average expected long-term rate of return on the assets of the United Kingdom pension plans is based on the target asset allocation and the average rate of growth expected for the asset classes invested. The rate of expected growth is derived from a combination of historic returns, current market indicators, the expected risk premium for each asset class over the risk-free rate and the opinion of professional advisors.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The change in the projected benefit obligation and plan assets, the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2011 and 2010 is as follows:

	United Kingdom Plans		German Plan
	2011	2010	2011	2010
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$156,604	$139,875	$12,562	$11,466
Service cost	4,296	3,682	869	754
Interest cost	8,388	7,718	610	584
Actuarial (gain) loss	(1,138)	12,156	(1,025)	850
Benefits paid	(2,348)	(2,374)	(141)	(132)
Foreign currency exchange rate changes	1,909	(4,453)	(65)	(960)

Benefit obligation, end of year	$167,711	$156,604	$12,810	$12,562

Change in Fair Value of Assets:
Fair value of plan assets, beginning of year	$153,684	$135,006	$—	$—
Covance contributions	6,556	6,175	—	—
Employee contributions	1,871	2,026	—	—
Actual return on plan assets	8,911	17,152	—	—
Benefits paid	(2,348)	(2,374)	—	—
Foreign currency exchange rate changes	1,739	(4,301)	—	—

Fair value of plan assets, end of year	$170,413	$153,684	$—	$—

Funded status at end of year—over (under) funded	$2,702	$(2,920)	$(12,810)	$(12,562)

	United Kingdom Plans		German Plan
	2011	2010	2011	2010
Amounts recognized in the consolidated balance sheets:
Non-current assets	$2,702	$—	$—	$—
Current liabilities	—	—	(184)	(172)
Non-current liabilities	—	(2,920)	(12,626)	(12,390)

Total	$2,702	$(2,920)	$(12,810)	$(12,562)

                Covance contributed $6.6 million in 2011 and $6.2 million in 2010 to its United Kingdom plans and expects to contribute $6.4 million in 2012. No contributions were made during 2011 or 2010 to the German plan, nor are any contributions expected to be made to the German plan in 2012, since that plan is unfunded.

                The accumulated benefit obligation for the United Kingdom pension plans was $138.5 million and $126.9 million at December 31, 2011 and 2010, respectively. The accumulated benefit obligation for the German plan was $10.4 million and $10.0 million at December 31, 2011 and 2010, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The amounts recognized in accumulated other comprehensive income as of December 31, 2011 and 2010 are as follows:

	United Kingdom Plans		German Plan
	2011	2010	2011	2010
Net actuarial loss	$40,054	$40,659	$1,839	$2,908
Less: Tax benefit (deferred tax asset)	(10,722)	(11,385)	(558)	(889)

Accumulated other comprehensive income impact	$29,332	$29,274	$1,281	$2,019

Assumptions Used to Determine Benefit Obligations:
Discount rate	4.60%	5.20%	5.40%	4.60%
Salary increases	4.00%	4.50%	2.50%	2.50%

                The net actuarial loss for the United Kingdom and German pension plans required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2012 is expected to be $1.2 million and $0.1 million, respectively.

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

Equity securities	40%–50%
Debt securities	35%–45%
Real estate	5%–10%
Other	0%–5%

                The weighted average asset allocation of the United Kingdom pension plans as of December 31, 2011 and 2010 by asset category is as follows:

	2011	2010
Equity securities	48%	54%
Debt securities	42%	37%
Real estate	5%	5%
Other	5%	4%

Total	100%	100%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
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

                The fair value of the Company's United Kingdom pension plans' assets as of December 31, 2011, by asset category, are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$61	$61	$—	$—
Mutual funds(a)	170,352	—	170,352	—

Total	$170,413	$61	$170,352	$—

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

                Expected future benefit payments are as follows:

Year Ending December 31,	United Kingdom Plans	German Plan
2012	$2,555	$184
2013	$3,012	$207
2014	$3,048	$226
2015	$3,934	$244
2016	$3,498	$266
2017-2021	$24,221	$1,397

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The components of net periodic pension cost for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Components of Net Periodic Pension Cost:
Service cost	$1,282	$1,391	$1,056
Interest cost	695	693	594
Amortization of prior service credit	(119)	(119)	(119)
Amortization of net actuarial loss	296	226	—
Settlement loss	—	—	643

Net periodic pension cost	$2,154	$2,191	$2,174

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.40%	5.25%	6.00%
Salary increases	4.00%	4.00%	4.00%

                The net periodic pension cost for the year ended December 31, 2009 includes a non-cash charge of $0.6 million as a result of a plan settlement due to total lump-sum distributions from the plan in 2009 exceeding service and interest costs for that year.

                The change in the projected benefit obligation, the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2011 and 2010 is as follows:

	2011	2010
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$14,525	$12,082
Service cost	1,282	1,391
Interest cost	695	693
Actuarial loss	70	931
Benefits paid	—	(572)

Benefit obligation, end of year	$16,572	$14,525

Funded status at end of year—under funded	$(16,572)	$(14,525)

	2011	2010
Amounts recognized in the consolidated balance sheets:
Current liabilities	$—	$—
Non-current liabilities	(16,572)	(14,525)

Total	$(16,572)	$(14,525)

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The accumulated benefit obligation as of December 31, 2011 and 2010 is $14.1 million and $12.2 million, respectively.

                The amounts recognized in accumulated other comprehensive income and not yet recognized as a component of net periodic pension cost as of December 31, 2011 and 2010 are as follows:

	2011	2010
Net actuarial loss	$3,992	$4,217
Prior service credit	(808)	(926)
Less: Tax benefit (deferred tax asset)	(1,124)	(1,163)

Accumulated other comprehensive income impact	$2,060	$2,128

                The net actuarial loss and prior service credit required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2012 are estimated to be $0.3 million and $0.1 million, respectively.

	2011	2010
Assumptions Used to Determine Benefit Obligation:
Discount rate	4.30%	4.40%
Salary increases	3.75%	3.75%

                Expected future benefit payments are as follows:

Year Ending December 31,
2012	$—
2013	$2,302
2014	$1,059
2015	$130
2016	$8,622
2017-2021	$6,758

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The components of net periodic post-retirement benefit cost for 2011, 2010 and 2009 are as follows:

	2011		2010	2009
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$96		$108	$96
Interest cost	306		314	310
Amortization of net actuarial loss	133		33	—

Net periodic post-retirement benefit cost	$535		$455	$406

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	4.70%		5.25%	6.00%
Health care cost trend rate	8.50	%(a)	7.50%	8.00%

  (a)
  decreasing to ultimate trend of 5.00% in 2018

                The change in the projected post-retirement benefit obligation, the funded status of the plan and the reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2011 and 2010 is as follows:

	2011	2010
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$6,224	$5,537
Service cost	96	108
Interest cost	306	314
Participant contributions	667	582
Actuarial loss	179	666
Benefits paid	(1,004)	(1,068)
Federal subsidy on benefits paid	72	85

Benefit obligation, end of year	$6,540	$6,224

Funded status at end of year—under funded	$(6,540)	$(6,224)

	2011	2010
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(614)	$(588)
Non-current liabilities	(5,926)	(5,636)

Total	$(6,540)	$(6,224)

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The amounts recognized in accumulated other comprehensive income as of December 31, 2011 and 2010 are as follows:

	2011	2010
Net actuarial loss	$832	$786
Less: Tax benefit (deferred tax asset)	(294)	(278)

Accumulated other comprehensive income impact	$538	$508

                The net actuarial loss required to be amortized from accumulated other comprehensive income into net periodic post-retirement benefit cost in 2012 is estimated to be $37 thousand.

	2011		2010
Assumptions Used to Determine Benefit Obligation:
Discount rate	4.60%		4.70%
Health care cost trend rate	8.00	%(a)	8.50%

  (a)
  decreasing to ultimate trend of 5.00% in 2017

                A one-percentage-point increase or decrease in the assumed health care cost trend rate would not impact the net service and interest cost components of the net periodic post-retirement benefit cost or the post-retirement benefit obligation since future increases in plan costs are paid by participant contributions. Covance expects to contribute $0.6 million to the post-employment retiree health and welfare plan in 2012.

                Expected future gross benefit payments, Federal subsidies and net benefit payments are as follows:

Year Ending December 31,	Gross Benefit Payments	Federal Subsidies	Net Benefit Payments
2012	$1,385	$(137)	$1,248
2013	$1,478	$(146)	$1,332
2014	$1,507	$(157)	$1,350
2015	$1,713	$—	$1,713
2016	$1,737	$—	$1,737
2017-2021	$8,485	$—	$8,485

    Defined Contribution Plans

                U.S. employees are eligible to participate in Covance's 401(k) plan, while employees in international locations are eligible to participate in either defined benefit or defined contribution plans, depending on the plan offered at their location. Aggregate Covance contributions to its various defined contribution plans totaled $30.2 million, $33.1 million and $26.8 million for 2011, 2010 and 2009, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity

    Preferred Stock

                Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 2011, no Covance Series Preferred Stock has been issued or is outstanding.

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

    Treasury Stock

                The Board of Directors has, from time to time, approved stock repurchase programs enabling Covance to repurchase shares of its common stock. In September 2010, the Covance Board of Directors authorized the repurchase of up to $250 million of the Company's outstanding common stock (the "2010 Repurchase Program"). This was in addition to a 3.0 million share buyback authorization approved by the Covance Board of Directors in 2007 (the "2007 Repurchase Program"). The Company repurchased 4.75 million shares of its common stock at a cost of $250 million under the 2010 Repurchase Program through an accelerated share repurchase which was initiated in November 2010. At December 31, 2011, there were 0.8 million shares remaining for purchase under the 2007 Repurchase Program. In addition to the Board approved share repurchase programs, Covance also reacquires shares of its common stock when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.

                The following table sets forth the treasury stock activity during 2011, 2010 and 2009:

	2011		2010		2009
(amounts in thousands)	$	# shares	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$—	—	$250,000	4,753.6	$—	—
Employee benefit plans	8,810	158.4	6,351	115.2	4,828	106.6

Total	$8,810	158.4	$256,351	4,868.8	$4,828	106.6

    Stock-Based Compensation Plans

                In May 2010, Covance's shareholders approved the 2010 Employee Equity Participation Plan (the "2010 EEPP") in replacement of the 2007 Employee Equity Participation Plan (the "2007 EEPP"). Effective upon approval of the 2010 EEPP, no further grants or awards were permitted under the 2007 EEPP. Shares

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

remaining available for grant under the 2007 EEPP are available for grant under the 2010 EEPP. The 2010 EEPP became effective on May 6, 2010 and will expire on May 5, 2020. The 2010 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the "Compensation Committee"), or such committee as is appointed by the Covance Board of Directors, to administer the 2010 EEPP and to grant awards to employees of Covance. The 2010 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Shares granted, other than options or SARs, shall be counted against the shares available for grant based upon the ratio of 1.74 for every 1 share granted. The exercise period for stock options granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant. Beginning in 2009, options are generally granted with a pro rata three-year vesting period for all employees. Prior to 2009, options were generally granted with a pro rata three-year vesting period for senior executives and a pro rata two-year vesting period for all other optionees. Stock awards generally vest over a three-year period for all employees. The number of shares of Covance common stock initially available for grant under the 2010 EEPP totaled approximately 4.3 million plus approximately 1.3 million shares remaining available under the 2007 EEPP at the time the 2010 EEPP was approved. All grants and awards under the 2007 EEPP remaining outstanding are now administered in accordance with the provisions of the 2007 EEPP out of shares issuable under the 2010 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights under the 2007 EEPP or the 2010 EEPP. At December 31, 2011 there were approximately 4.3 million shares remaining available for grants under the 2010 EEPP.

                The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period of the related awards based upon the grant-date fair value of awards expected to vest. Results of operations for the year ended December 31, 2011 include $40.1 million ($27.4 million net of tax benefit of $12.7 million) of total stock-based compensation expense, $20.0 million of which has been included in cost of revenue and $20.1 million of which has been included in selling, general and administrative expenses. Results of operations for the year ended December 31, 2010 include $32.3 million ($22.0 million net of tax benefit of $10.3 million) of total stock-based compensation expense, $17.2 million of which has been included in cost of revenue and $15.1 million of which has been included in selling, general and administrative expenses. Results of operations for the year ended December 31, 2009 include $26.9 million ($18.3 million net of tax benefit of $8.6 million) of total stock-based compensation expense, $11.5 million of which has been included in cost of revenue and $15.4 million of which has been included in selling, general and administrative expenses.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

expected term of the option. Pre-vesting forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

                The following table sets forth the weighted average assumptions used to calculate the fair value of options granted for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Expected stock price volatility	37%	35%	36%
Range of risk free interest rates	0.1% - 3.6%	0.1% - 3.8%	0.3% - 2.6%
Expected life of options (years)	4.8	4.7	4.6

                The following table sets forth Covance's stock option activity as of and for the year ended December 31, 2011:

	Number of Shares (in thousands)	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Options outstanding, December 31, 2010	3,430.1	$48.59
Granted	866.1	$58.00
Exercised	(208.0)	$32.92
Forfeited	(205.0)	$56.47

Options outstanding, December 31, 2011	3,883.2	$51.11	6.5 years	$14.3

Vested & unvested expected to vest, December 31, 2011	3,800.0	$50.98	6.5 years	$14.3
Exercisable at December 31, 2011	2,193.3	$48.06	5.0 years	$13.0

                The weighted average grant-date fair value per share of options granted during 2011, 2010 and 2009 was $19.87, $18.55 and $12.73, respectively. As of December 31, 2011, the total unrecognized compensation cost related to non-vested stock options granted was $18.5 million and is expected to be recognized over a weighted average period of 1.7 years.

                The following table sets forth the aggregate intrinsic value of options exercised and the aggregate grant-date fair value of shares which vested during 2011, 2010 and 2009:

	2011	2010	2009
(in millions)
Aggregate intrinsic value of options exercised	$5.0	$9.7	$3.7
Aggregate grant-date fair value of shares vested	$9.9	$8.3	$7.3

                Cash proceeds from stock options exercised during the years ended December 31, 2011, 2010 and 2009 totaled $6.8 million, $10.0 million and $3.1 million, respectively. The cash flows resulting from tax benefits realized on tax deductions in excess of the compensation expense recognized for stock options exercised in the period are classified as a financing cash flow. The excess tax benefit classified as a financing cash inflow during the years ended December 31, 2011, 2010 and 2009 was $0.9 million, $1.6 million and $0.8 million, respectively. The actual tax benefit realized on stock options exercised during the years ended

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

December 31, 2011, 2010 and 2009 was $1.7 million, $2.9 million and $1.3 million, respectively. The difference between the actual tax benefit received and the excess tax benefit for the years ended December 31, 2011, 2010 and 2009, of $0.8 million, $1.3 million and $0.5 million, respectively, is classified as an operating cash inflow.

                Restricted Stock Awards—Restricted stock awards are granted subject to either service conditions (restricted stock) or service and performance conditions (performance-based shares). The grant-date fair value of restricted stock and performance-based share awards, which has been determined based upon the market value of Covance's shares on the grant date, is expensed on a straight line basis over the vesting period of the related awards.

                The following table sets forth Covance's performance-based shares and restricted stock activity as of and for the year ended December 31, 2011:

	Performance-based Shares		Restricted Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	185.8	$53.70	859.5	$52.05
Granted	154.3	$58.03	391.5	$57.93
Vested	(68.7)	$46.59	(358.5)	$52.85
Forfeited	(42.3)	$54.65	(72.2)	$53.81

Non-vested at December 31, 2011	229.1	$58.58	820.3	$54.23

                The blended weighted average grant-date fair value of performance-based shares and restricted stock awards granted during the year ended December 31, 2011, 2010 and 2009 was $57.96, $56.10 and $41.70, respectively. As of December 31, 2011, the total unrecognized compensation cost related to non-vested performance-based shares and restricted stock awards was $34.3 million. This cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of performance-based shares and restricted stock which vested during 2011, 2010 and 2009 was $22.2 million, $16.8 million and $17.1 million, respectively.

                Employee Stock Purchase Plan—Covance had an employee stock purchase plan (the "ESPP"), pursuant to which Covance made available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP was intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions. During 2011, 2010 and 2009, a total of 40,187 shares, 163,232 shares and 200,054 shares of common stock, respectively, were issued under the ESPP. Effective January 1, 2011, the ESPP was terminated.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

11.    Commitments and Contingencies

                Minimum annual rental commitments under non-cancelable operating leases, primarily for offices and laboratory facilities, in effect at December 31, 2011 are as follows:

Year Ending December 31,
2012	$30,903
2013	$24,059
2014	$12,733
2015	$9,546
2016	$7,324
2017 and beyond	$42,829

                Operating lease rental expense aggregated $35.1 million, $35.6 million and $31.8 million for 2011, 2010 and 2009, respectively.

12.    Facility Consolidation and Other Cost Reduction Actions

                During the second quarter of 2010, Covance announced plans to reduce costs, primarily by closing and transitioning work conducted at its Austin, Texas Phase I clinic and Kalamazoo, Michigan research products facility into other more efficient locations. These actions were completed during 2010. During the fourth quarter of 2010, the Company announced plans to further rationalize capacity, reduce the cost of overhead and support functions and to streamline processes. These actions were completed during 2011. During the year ended December 31, 2011, Covance incurred costs totaling $24.4 million ($22.6 million of which has been included in selling, general and administrative expenses and $1.8 million of which has been included in depreciation and amortization). During the year ended December 31, 2010, Covance incurred costs totaling $28.0 million ($25.1 million of which has been included in selling, general and administrative expenses and $2.9 million of which has been included in depreciation and amortization).

                The following table sets forth the costs incurred in connection with these restructuring activities during the years ended December 31, 2011 and 2010:

Description	2011	2010
Employee separation costs	$12,157	$18,051
Lease and facility exit costs	2,010	4,753
Accelerated depreciation	1,777	2,873
Other costs	8,425	2,353

Total	$24,369	$28,030

                Costs incurred during the year ended December 31, 2011 totaled $11.4 million in our early development segment, $5.0 million in our late-stage development segment and $8.0 million in corporate expenses. Costs incurred during the year ended December 31, 2010 totaled $14.1 million in our early development segment, $7.3 million in our late-stage development segment and $6.6 million in corporate expenses.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

12.    Facility Consolidation and Other Cost Reduction Actions (Continued)

                Cumulative costs for these actions through December 31, 2011 totaled $52.4 million, of which $47.7 million was included in selling, general and administrative expenses and $4.7 million was included in depreciation and amortization. Cumulative costs incurred by category for these actions through December 31, 2011 totaled $30.2 million in employee separation costs, $6.8 million in lease and facility exit costs, $4.6 million in accelerated depreciation and $10.8 million in other costs. Cumulative costs incurred by segment through December 31, 2011 totaled $25.5 million in our early development segment, $12.3 million in our late-stage development segment and $14.6 million in corporate expenses.

                The following table sets forth the rollforward of the restructuring activity for the year ended December 31, 2011:

Description	Balance, December 31, 2010	Total Charges	Cash Payments	Other	Balance, December 31, 2011
Employee separation costs	$11,738	$12,157	$(17,815)	$(172)	$5,908
Lease and facility exit costs	3,747	2,010	(3,167)	30	2,620
Accelerated depreciation	—	1,777	—	(1,777)	—
Other costs	846	8,425	(6,631)	(806)	1,834

Total	$16,331	$24,369	$(27,613)	$(2,725)	$10,362

                Other costs include legal and professional fees, primarily associated with employee related matters and the outsourcing of certain functions, and other costs incurred in connection with transitioning services from sites being closed, including costs of transitioning information technology as well as loss on disposal of assets. Other activity in the reserve rollforward primarily reflects accelerated depreciation, the loss on disposal of assets and foreign exchange impacts as a result of the change in exchange rates between periods.

                In addition to the above noted costs, in the fourth quarter of 2011, due to a decline in demand for one of its research products, Covance terminated a long-standing inventory supply agreement and wrote-down inventory resulting in a charge of $10.3 million. These costs have been included in selling, general and administrative expenses in the early development segment.

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

                The significant weakening of the market for outsourced toxicology services during the three-month period ended September 30, 2010, which represented a reversal in trend from the recovering demand for these services during the first half of 2010, caused Covance to reassess its North American toxicology services. This assessment included an evaluation of the ongoing value of the long-lived assets associated with those services. Based on that evaluation, Covance determined that long-lived assets located in Chandler, Arizona and Manassas, Virginia with carrying values of $182.7 million and $23.4 million, respectively, were no longer fully recoverable from the cash flows expected from those assets. Accordingly, as of September 30, 2010, Covance recorded an asset impairment charge totaling $119.2 million ($103.0 million of which relates to the Chandler,

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

13.    Asset Impairment (Continued)

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

                The following table presents the above non-financial assets measured at estimated fair value as of September 30, 2010 and the resulting impairment losses included in earnings for the year ended December 31, 2010:

		Assets at Fair Value as of September 30, 2010
Description	Previous carrying value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment loss	Adjusted carrying value
Long-lived assets held and used (Chandler, AZ)	$182,694	—	—	$79,674	$(103,020)	$79,674
Long-lived assets held for sale (Manassas, VA)	23,371	—	$7,162	—	(16,209)	7,162

Total	$206,065	$—	$7,162	$79,674	$(119,229)	$86,836

14.    Segment Information

                Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's preclinical and clinical pharmacology service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which includes Covance's central laboratory, Phase II-IV clinical development and market access services, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

14.    Segment Information (Continued)

maximizing the drug's commercial potential. The accounting policies of the reportable segments are the same as those described in Note 2.

	Early Development		Late-Stage Development		Other Reconciling Items		Total
Total revenues from external customers:
2011	$930,564		$1,165,374		$140,508	(a)	$2,236,446
2010	$840,309		$1,085,321		$112,843	(a)	$2,038,473
2009	$791,801		$1,075,833		$94,992	(a)	$1,962,626
Depreciation and amortization:
2011	$67,596		$20,079		$17,539	(b)	$105,214
2010	$68,216		$18,887		$15,921	(b)	$103,024
2009	$62,108		$16,221		$12,960	(b)	$91,289
Operating income:
2011	$105,325	(g)	$226,300	(h)	$(150,996	)(c)	$180,629
2010	$(31,989	)(g)	$225,482	(h)	$(146,000	)(c)	$47,493
2009	$99,728		$254,510		$(125,628	)(c)	$228,610
Segment assets:
2011	$1,169,758		$707,024		$231,226	(d)	$2,108,008
2010	$1,110,862	(i)	$706,395		$148,285	(d)	$1,965,542
2009	$1,184,401		$612,572		$177,971	(d)	$1,974,944
Investment in equity method investees:
2011	$10,356	(e)	$—		$—		$10,356
2010	$22,032	(e)	$—		$—		$22,032
2009	$22,062	(e)	$—		$—		$22,062
Capital expenditures:
2011	$65,165		$38,803		$30,665	(f)	$134,633
2010	$69,392		$48,385		$8,501	(f)	$126,278
2009	$69,554		$40,815		$20,710	(f)	$131,079

  (a)
  Represents revenues associated with reimbursable out-of-pocket expenses.

  (b)
  Represents depreciation and amortization on corporate fixed assets.

  (c)
  Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense). Corporate expenses include restructuring costs of $7,968 and $6,632 in 2011 and 2010, respectively.

  (d)
  Represents corporate assets.

  (e)
  Represents equity investment in Noveprim Limited and reflects impact of $12,119 impairment charge in 2011.

  (f)
  Represents corporate capital expenditures.

  (g)
  Early Development operating income includes restructuring costs of $11,411 in 2011 and includes asset impairment charges of $119,229 and restructuring costs of $14,069 in 2010.

  (h)
  Late-Stage Development operating income includes restructuring costs of $4,990 and $7,329 in 2011 and 2010, respectively.

  (i)
  Early Development assets reflect impact of asset impairment charges of $119,229 in 2010.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011, 2010 AND 2009
(Dollars in thousands, unless otherwise indicated)

14.    Segment Information (Continued)

    Enterprise-Wide Disclosures

                Net revenues from external customers for each significant service area for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Preclinical Laboratory Services	Central (Clinical) Laboratory Services	Phase I-IV Clinical Development Services	All Other Services	Total
2011	$628,679	$601,208	$617,144	$248,907	$2,095,938
2010(1)	$562,207	$609,656	$509,377	$244,390	$1,925,630
2009(1)	$549,013	$608,378	$482,726	$227,517	$1,867,634

  (1)
  Net revenues by service area in 2010 and 2009 have been reclassified to conform to the 2011 presentation.

                Net revenues from external customers and long-lived assets for each significant geographic location for the years ended December 31, 2011, 2010 and 2009 are as follows:

	United States		United Kingdom	Switzerland	Other	Total
Net revenues from external customers(1)
2011	$1,099,430		$248,961	$304,673	$442,874	$2,095,938
2010	$1,080,682		$220,057	$278,625	$346,266	$1,925,630
2009	$1,075,611		$203,973	$282,152	$305,898	$1,867,634
Long-lived assets(2)
2011	$591,179		$108,145	$76,270	$73,957	$849,551
2010	$609,237	(3)	$114,656	$46,847	$73,243	$843,983
2009	$722,468		$111,393	$42,641	$45,493	$921,995

  (1)
  Net revenues are attributable to geographic locations based on the physical location where the services are performed.

  (2)
  Long-lived assets represents the net book value of property and equipment.

  (3)
  Reflects impact of asset impairment charges of $119,229 in 2010.

15.    Subsequent Events

                In January 2012, Covance's Board of Directors authorized the repurchase of up to an additional $300 million of its outstanding common stock.

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

                (b)           Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. See Management's Report on Consolidated Financial Statements and Internal Control, which is included herein.

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

                (d)           Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

                None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

                The information required by this item for executive officers is set forth under the heading "Executive Officers" in Part I, Item 1 of this report.

Directors

                Robert Barchi, M.D., Ph.D., 65, has been President of Thomas Jefferson University since September 2004. Prior to that, Dr. Barchi was Provost of the University of Pennsylvania since 1999. Previously, he served as Chair of the University of Pennsylvania's Department of Neurology and as founding Chair of the University's Department of Neuroscience. Dr. Barchi was also Director of the Mahoney Institute of Neurological Sciences for more than 12 years and was the Director of the Dana Fellowship Program in Neuroscience and Director of the Clinical Neuroscience Track. He was the founder and President of Penn Neurocare, a regional specialty network. Dr. Barchi has been a member of the Covance Board since October 2003.

                Gary E. Costley, Ph.D., 68, is a co-founder and managing director of C&G Capital and Management, LLC, which provides capital and management to health, medical and nutritional products and services companies. He was Chairman and Chief Executive Officer of International Multifoods Corporation, a manufacturer and marketer of branded consumer food and food service products from November 2001 until June 2004, and Chairman, President and Chief Executive Officer from 1997 through 2001. Dr. Costley is also a Director of The Principal Financial Group, a global financial institution, Tiffany & Co., a jewelry company, and Prestige Brand Holdings, Inc., a consumer products company. Dr. Costley has been a member of the Covance Board since September 2007.

                Sandra L. Helton, 62, was Executive Vice President and Chief Financial Officer of Telephone & Data Systems, Inc., a telecommunications service company, ("TDS") from October 2000 through December 2006. She joined TDS as Executive Vice President—Finance and Chief Financial Officer in August 1998. Prior to joining TDS, Ms. Helton was the Vice President and Corporate Controller of Compaq Computer Corporation between 1997 and 1998. Prior to that time, Ms. Helton was employed by Corning Incorporated. At Corning, Ms. Helton was Senior Vice President and Treasurer between 1994 and 1997 and was Vice President and Treasurer between 1991 and 1994. Ms. Helton is also a Director of The Principal Financial Group, a global financial institution, and was elected a Director of Lexmark International, Inc., a printing and imaging solutions company, in February 2011. Ms. Helton was a Director of TDS and US Cellular Corporation through December 31, 2006. Ms. Helton has been a member of the Covance Board since September 2003.

                Joseph L. Herring, 56, has been Covance's Chief Executive Officer since January 2005, and Chairman since January 2006. Mr. Herring was President and Chief Operating Officer from November 2001 to December 2004, and was Covance's Corporate Senior Vice President and President—Early Development Services from October 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring spent 18 years at the American Hospital Supply/Baxter International/Caremark International family of healthcare service companies where he held a variety of senior leadership positions, culminating in the position of Vice President and General Manager of its oncology business. Mr. Herring has been a member of the Covance Board since 2004.

                John McCartney, 59, has been Chairman of Huron Consulting Group Inc., a healthcare and educational consulting company since May 2, 2010. Mr. McCartney served as Chairman of A.M. Castle & Co., a specialty metals and plastics distributor from May 2007 to May 2010 and remains on its Board of Directors. Mr. McCartney serves as the Chairman of Westcon Group, Inc., a specialty distributor of networking and communications equipment since March 2011 and has served on its Board of Directors since 1998. Mr. McCartney was the Vice-Chairman of Datatec Limited, a technology holding company, from 1998 to 2004 and currently serves on its Board of Directors. Mr. McCartney was formerly President and Chief Operating Officer of U.S. Robotics. Mr. McCartney also served on the Board of Federal Signal Corporation, an environmental, safety and transportation solutions company, until April 2010. Mr. McCartney has been a member of the Covance Board since May 2009.

                Joseph C. Scodari, 59, was Worldwide Chairman, Pharmaceuticals Group, of Johnson & Johnson, a diversified healthcare company, ("J&J") and a member of J&J's Executive Committee from March 2005 until March 2008. From 2003 to March 2005, Mr. Scodari was Company Group Chairman of J&J's Biopharmaceutical Business. Mr. Scodari joined J&J in 1999 as President and Chief Operating Officer of Centocor, Inc., when J&J acquired the company. Mr. Scodari was a Director of Actelion Pharmaceuticals, Ltd., a pharmaceuticals company, until May 2011. Mr. Scodari is a Director of Endo Pharmaceuticals, Inc., a pharmaceuticals company. Mr. Scodari has been a member of the Covance Board since May 2008.

                Bradley T. Sheares, 55, served as Chief Executive Officer of Reliant Pharmaceuticals, Inc., a pharmaceutical company with integrated sales, marketing and development expertise that marketed a portfolio of branded cardiovascular pharmaceutical products, from January 2007 through its acquisition by GlaxoSmithKline plc in December 2007. Prior to joining Reliant, Dr. Sheares served as President of U.S. Human Health, Merck & Co., Inc. from March 2001 until July 2006. Prior to that time, he served as Vice President, Hospital Marketing and Sales for Merck's U.S. Human Health business. Dr. Sheares joined Merck in 1987 as a research fellow in the Merck Research Laboratories and held a wide range of positions within Merck, in business development, sales, and marketing, before becoming Vice President in 1996. Dr. Sheares is also a Director of The Progressive Corporation, an insurance and related services company, Honeywell International, Inc., a diversified technology and manufacturing company, and Henry Schein, Inc., a healthcare products and services company. Dr. Sheares was a Director of IMS Health, a healthcare services company, until February 2010. Dr. Sheares has been a member of the Covance Board since February 2009.

                Information under the headings "Proposal 1—Election of Directors," "The Board of Directors and its Committees," "Committees of the Board," "Board Nomination Process" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with the 2012 Annual Meeting of Shareholders to be held May 8, 2012, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

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

Item 11.    Executive Compensation

                Information on Director and executive compensation is incorporated by reference to the headings "Directors' Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement in connection with its 2012 Annual Meeting of Shareholders to be held on May 8, 2012, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.    Security Ownership by Certain Beneficial Owners and Management of Covance

                Information on security ownership by certain beneficial owners and management of Covance is incorporated by reference to the headings "Stock Ownership of Directors, Executive Officers and Certain Shareholders" in the Company's definitive Proxy Statement in connection with its 2012 Annual Meeting of Shareholders to be held on May 8, 2012, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2011 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

                The following table gives information about equity awards under Covance's above mentioned plans at December 31, 2011. The only plan mentioned above pursuant to which equity securities are authorized to be issued which has not received shareholder approval is the Covance Inc. 2002 Employee Stock Option Plan. For a description of the material features of these plans, please see Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,127,476	$53.38	4,395,093
Equity compensation plans not approved by security holders	755,725	$41.71	—
TOTAL	3,883,201	$51.11	4,395,093

Item 13.    Certain Relationships and Related Transactions

                Incorporated by reference to the heading "The Board of Directors and its Committees" in the Company's definitive Proxy Statement in connection with its 2012 Annual Meeting of Shareholders to be held on May 8, 2012, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.    Principal Accountant Fees and Services

                Incorporated by reference to the heading "Principal Accountant Fees and Services" in the Company's definitive Proxy Statement in connection with its 2012 Annual Meeting of Shareholders to be held on May 8, 2012, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1.	Financial Statements. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 37.
2.	Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.	Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (b) below and in the accompanying Exhibit Index.

(b) Item 601 Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Form 8-K, filed with the SEC on December 16, 2008.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on December 16, 2008.
10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.
10.3	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.5	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.6	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.7	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.8	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.10	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.11	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.12	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.13	Covance Inc. Variable Compensation Plan effective January 1, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.14	Form of Executive Officer Restricted Stock Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

Exhibit Number	Description
10.15	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.16	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.17	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.18	Agreement between Covance Inc. and Deborah Tanner dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 23, 2006.
10.19	Form of Restricted Share Agreement between Covance Inc. and each of Wendel Barr and Richard Cimino dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 28, 2006.
10.20	Agreement and Plan of Merger dated April 20, 2006 between Covance Clinical Research Unit Inc., TYD Inc., Radiant Research Inc., and James Stevenson and Christopher Grant, Jr. Incorporated by reference to Covance's Form 8-K dated April 26, 2006.
10.21	Amendment No.1 to the Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 16, 2006.
10.22	Amendment No.1 to the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated December 12, 2006.
10.23	Restricted Share Agreement between Covance Inc. and Joseph Herring dated February 22, 2007. Incorporated by reference to Covance's Form 8-K dated February 28, 2007.
10.24	Covance Inc. 2007 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 10-Q dated May 8, 2007.
10.25	Covance Inc. Management Deferral Plan. Incorporated by reference to Covance's Form 8-K dated October 1, 2007.
10.26	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
10.27	Restricted Stock Agreement between Covance Inc. and James Lovett dated March 31, 2008. Incorporated by reference to Covance's Form 8-K dated April 2, 2008.
10.28	Covance Inc. 2008 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.29	Amended and Restated Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.30	Letter agreement between Covance Inc. and Joseph Herring dated as of December 31, 2008. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.31	Form of letter agreement between Covance Inc. and each of Wendel Barr, Richard Cimino, Donald Kraft, William Klitgaard, James Lovett, Michael Lehmann and Deborah Tanner. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.32	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.33	Letter Agreement between Covance Inc. and Anthony Cork dated as of February 28, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.34	Form of Indemnification Agreement between Covance Inc. and each member of the Board of Directors dated as of February 19, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.35	Form of Executive Officer Indemnification Agreement. Incorporated by reference to Covance's Form 8-K dated April 24, 2009.
10.36	Covance Inc. 2010 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 8-K dated May 11, 2010.

Exhibit Number	Description
10.37	Letter Agreement between Covance Inc. and Donald Kraft dated as of June 18, 2010. Incorporated by reference to Covance's Form 8-K dated June 18, 2010.
10.38	Credit Agreement dated October 26, 2010 with PNC Bank National Association, as agent and the banks named therein. Incorporated by reference to Covance's Form 8-K dated October 26, 2010.
10.39	Accelerated Share Repurchase Agreement with JPMorgan Chase Bank, National Association, London Branch dated November 8, 2010. Incorporated by reference to Covance's Form 8-K dated November 8, 2010.
10.40	Letter Agreement between Covance Inc. and Wendel Barr dated as of December 20, 2010. Incorporated by reference to Covance's Form 8-K dated December 23, 2010.
10.41	Letter Agreement Amendment between Covance Inc. and Joseph Herring dated as of December 31, 2010. Incorporated by reference to Covance's Form 8-K dated December 31, 2010.
10.42	Form of Letter Agreement Amendment between Covance Inc. and each of its executive officers other than its Chief Executive Officer (Richard Cimino, William Klitgaard, Michael Lehmann, James Lovett and Deborah Tanner). Incorporated by reference to Covance's Form 8-K dated December 31, 2010.
10.43	Restricted Share Agreement between Covance Inc. and James W. Lovett dated February 17, 2011. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.44	Form of Performance-related Executive Officer Restricted Share Agreement. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.45	Amendment to Supplemental Executive Retirement Plan dated February 24, 2011. Incorporated by reference to Covance's Form 10-K dated February 28, 2011.
10.46	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 24, 2012.
10.47	Form of Amended and Restated Letter Agreement between Covance Inc. and each of its executive officers other than its Chief Executive Officer and Chief Accounting Officer (Richard Cimino, William Klitgaard, James Lovett, Deborah Tanner and John Watson). Incorporated by reference to Covance's Form 8-K dated February 24, 2012.
10.48	Form of Restricted Share Agreement between Covance Inc. and each of Richard Cimino, John Watson and Deborah Tanner dated February 17, 2011. Filed herewith.
21	Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
101	The following financial information from Covance's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.

(c) Financial Statement Schedules.

                None.

 SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Covance has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.
Dated: February 28, 2012	By:	/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Covance and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring Joseph L. Herring	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012
/s/ William E. Klitgaard William E. Klitgaard	Corporate Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2012
/s/ Brian H. Nutt Brian H. Nutt	Principal Accounting Officer (Principal Accounting Officer)	February 28, 2012
/s/ Robert Barchi Robert Barchi	Director	February 28, 2012
/s/ Gary E. Costley Gary E. Costley	Director	February 28, 2012
/s/ Sandra L. Helton Sandra L. Helton	Director	February 28, 2012
/s/ John McCartney John McCartney	Director	February 28, 2012
/s/ Joseph C. Scodari Joseph C. Scodari	Director	February 28, 2012
/s/ Bradley T. Sheares Bradley T. Sheares	Director	February 28, 2012

 EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Form 8-K, filed with the SEC on December 16, 2008.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on December 16, 2008.
10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on March 5, 2002.
10.3	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.5	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.6	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.7	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.8	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.10	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.11	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.12	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.13	Covance Inc. Variable Compensation Plan effective January 1, 2004. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.14	Form of Executive Officer Restricted Stock Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.15	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.16	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.17	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.18	Agreement between Covance Inc. and Deborah Tanner dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 23, 2006.
10.19	Form of Restricted Share Agreement between Covance Inc. and each of Wendel Barr and Richard Cimino dated February 23, 2006. Incorporated by reference to Covance's Form 8-K dated February 28, 2006.
10.20	Agreement and Plan of Merger dated April 20, 2006 between Covance Clinical Research Unit Inc., TYD Inc., Radiant Research Inc., and James Stevenson and Christopher Grant, Jr. Incorporated by reference to Covance's Form 8-K dated April 26, 2006.
10.21	Amendment No. 1 to the Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 16, 2006.

Exhibit Number	Description
10.22	Amendment No. 1 to the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated December 12, 2006.
10.23	Restricted Share Agreement between Covance Inc. and Joseph Herring dated February 22, 2007. Incorporated by reference to Covance's Form 8-K dated February 28, 2007.
10.24	Covance Inc. 2007 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 10-Q dated May 8, 2007.
10.25	Covance Inc. Management Deferral Plan. Incorporated by reference to Covance's Form 8-K dated October 1, 2007.
10.26	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
10.27	Restricted Stock Agreement between Covance Inc. and James Lovett dated March 31, 2008. Incorporated by reference to Covance's Form 8-K dated April 2, 2008.
10.28	Covance Inc. 2008 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.29	Amended and Restated Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.30	Letter agreement between Covance Inc. and Joseph Herring dated as of December 31, 2008. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.31	Form of letter agreement between Covance Inc. and each of Wendel Barr, Richard Cimino, Donald Kraft, William Klitgaard, James Lovett, Michael Lehmann and Deborah Tanner. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.32	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.33	Letter Agreement between Covance Inc. and Anthony Cork dated as of February 28, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.34	Form of Indemnification Agreement between Covance Inc. and each member of the Board of Directors dated as of February 19, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.35	Form of Executive Officer Indemnification Agreement. Incorporated by reference to Covance's Form 8-K dated April 24, 2009.
10.36	Covance Inc. 2010 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 8-K dated May 11, 2010.
10.37	Letter Agreement between Covance Inc. and Donald Kraft dated as of June 18, 2010. Incorporated by reference to Covance's Form 8-K dated June 18, 2010.
10.38	Credit Agreement dated October 26, 2010 with PNC Bank National Association, as agent and the banks named therein. Incorporated by reference to Covance's Form 8-K dated October 26, 2010.
10.39	Accelerated Share Repurchase Agreement with JPMorgan Chase Bank, National Association, London Branch dated November 8, 2010. Incorporated by reference to Covance's Form 8-K dated November 8, 2010.
10.40	Letter Agreement between Covance Inc. and Wendel Barr dated as of December 20, 2010. Incorporated by reference to Covance's Form 8-K dated December 23, 2010.
10.41	Letter Agreement Amendment between Covance Inc. and Joseph Herring dated as of December 31, 2010. Incorporated by reference to Covance's Form 8-K dated December 31, 2010.
10.42	Form of Letter Agreement Amendment between Covance Inc. and each of its executive officers other than its Chief Executive Officer (Richard Cimino, William Klitgaard, Michael Lehmann, James Lovett and Deborah Tanner). Incorporated by reference to Covance's Form 8-K dated December 31, 2010.
10.43	Restricted Share Agreement between Covance Inc. and James W. Lovett dated February 17, 2011. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.44	Form of Performance-related Executive Officer Restricted Share Agreement. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.45	Amendment to Supplemental Executive Retirement Plan dated February 24, 2011. Incorporated by reference to Covance's Form 10-K dated February 28, 2011.

Exhibit Number	Description
10.46	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 24, 2012.
10.47	Form of Amended and Restated Letter Agreement between Covance Inc. and each of its executive officers other than its Chief Executive Officer and Chief Accounting Officer (Richard Cimino, William Klitgaard, James Lovett, Deborah Tanner and John Watson). Incorporated by reference to Covance's Form 8-K dated February 24, 2012.
10.48	Form of Restricted Share Agreement between Covance Inc. and each of Richard Cimino, John Watson and Deborah Tanner dated February 17, 2011. Filed herewith.
21	Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
101	The following financial information from Covance's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Mine Safety Disclosures
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
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
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership by Certain Beneficial Owners and Management of Covance
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX