Form 10-Q
period 2012-03-31
COVANCE INC
filed 2012-05-04
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (the “Exchange Act”) of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒  NO☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 27, 2012, the Registrant had 55,455,099 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended March 31, 2012

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31,	December 31,
(Dollars in thousands)	2012	2011
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$439,756	$389,103
Accounts receivable	312,466	312,127
Unbilled services	121,315	114,095
Inventory	67,668	74,698
Deferred income taxes	47,879	52,078
Prepaid expenses and other current assets	163,160	144,809
Total Current Assets	1,152,244	1,086,910
Property and equipment, net	857,782	849,551
Goodwill	127,779	127,779
Other assets	60,531	43,768
Total Assets	$2,198,336	$2,108,008

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$36,066	$36,393
Accrued payroll and benefits	86,269	142,229
Accrued expenses and other current liabilities	117,766	119,308
Unearned revenue	261,827	202,210
Short-term debt	340,000	30,000
Income taxes payable	8,720	6,889
Total Current Liabilities	850,648	537,029
Deferred income taxes	36,758	42,295
Other liabilities	72,242	70,889
Total Liabilities	959,648	650,213
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock - Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 78,738,719 and 78,127,480 shares issued and outstanding, including those held in treasury, at March 31, 2012 and December 31, 2011, respectively	787	781
Paid-in capital	702,339	689,584
Retained earnings	1,541,586	1,505,894
Accumulated other comprehensive income	21,042	4,622
Treasury stock at cost (23,287,428 and 17,284,287 shares at March 31, 2012 and December 31, 2011, respectively)	(1,027,066)	(743,086)
Total Stockholders’ Equity	1,238,688	1,457,795
Total Liabilities and Stockholders’ Equity	$2,198,336	$2,108,008

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2012	2011

Net revenues	$530,841	$501,986
Reimbursable out-of-pocket expenses	43,067	25,472
Total revenues	573,908	527,458

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	376,460	353,520
Reimbursable out-of-pocket expenses	43,067	25,472
Selling, general and administrative (excluding depreciation and amortization)	81,029	80,703
Depreciation and amortization	27,230	25,863
Total costs and expenses	527,786	485,558
Income from operations	46,122	41,900

Other expense, net:
Interest income	(512)	(353)
Interest expense	1,005	1,071
Foreign exchange transaction loss (gain), net	228	(192)
Other expense, net	721	526

Income before taxes and equity investee earnings	45,401	41,374
Taxes on income	9,807	8,634
Equity investee earnings (loss)	98	(2)
Net income	$35,692	$32,738

Basic earnings per share	$0.62	$0.55

Weighted average shares outstanding - basic	57,745,855	59,456,573

Diluted earnings per share	$0.60	$0.54

Weighted average shares outstanding - diluted	59,229,881	60,940,981

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands)	2012	2011

Net income	$35,692	$32,738

Other comprehensive income, net of tax:
Currency translation gain	14,430	32,374
Unrealized gain on securities	1,990	1,071
Total other comprehensive income, net of tax	16,420	33,445
Comprehensive income	$52,112	$66,183

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$35,692	$32,738
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,230	25,863
Non-cash compensation expense associated with employee benefit and stock compensation plans	10,447	9,106
Deferred income tax benefit	(2,409)	(1,010)
Loss on disposal of property and equipment	68	130
Equity investee (earnings) loss	(98)	2
Changes in operating assets and liabilities:
Accounts receivable	(339)	(34,316)
Unbilled services	(7,220)	(12,732)
Inventory	7,030	(275)
Accounts payable	(327)	(9,276)
Accrued liabilities	(57,502)	(11,534)
Unearned revenue	59,617	9,443
Income taxes payable	2,051	(7,065)
Other assets and liabilities, net	(28,806)	(1,894)
Net cash provided by (used in) operating activities	45,434	(820)
Cash flows from investing activities:
Capital expenditures	(29,873)	(20,107)
Other, net	114	48
Net cash used in investing activities	(29,759)	(20,059)
Cash flows from financing activities:
Net borrowings under revolving credit facility	310,000	—
Repayments under long-term debt	—	(2,500)
Stock issued under employee stock purchase and option plans	2,094	4,085
Purchase of treasury stock	(283,980)	(7,242)
Net cash provided by (used in) financing activities	28,114	(5,657)
Effect of exchange rate changes on cash	6,864	17,320
Net change in cash and cash equivalents	50,653	(9,216)
Cash and cash equivalents, beginning of period	389,103	377,223
Cash and cash equivalents, end of period	$439,756	$368,007

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2011, 2010 and 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $66.1 million and $61.3 million at March 31, 2012 and December 31, 2011, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2012 and 2011

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

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value. This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2011 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through March 31, 2012 that warranted a reconsideration of our impairment test results.

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

(UNAUDITED)

March 31, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

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

As of March 31, 2012 and December 31, 2011, the balance of the reserve for unrecognized tax benefits was $16.7 million, including accrued interest of $1.8 million, and $16.4 million, including interest of $1.6 million, respectively, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus and deemed income.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax, state sales and use and other taxes.   The balance of this reserve was $1.1 million and $1.0 million at March 31, 2012 and December 31, 2011, respectively, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of March 31, 2012.

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

Stock-Based Compensation

The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 7 herein and Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

Defined Benefit Pension Plans

The Company sponsors various pension and other post-retirement benefit plans. These plans are described more fully in Note 6 herein and Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The measurement of the related benefit obligations and the net periodic benefit costs recorded each year are based upon actuarial computations, which require management’s judgment as to certain assumptions. These assumptions include the discount rates to use in computing the present value of the benefit obligations and the net periodic benefit costs, the expected future rate of salary increases (for pay-related plans) and the expected long-term rate of return on plan assets (for funded plans). The discount rates are derived based on a hypothetical yield curve represented by a series of annualized individual discount rates. The expected long-term rate of return on plan assets is based on the target asset allocation and the average expected rate of growth for the asset classes invested. The average expected rate of growth is derived from a combination of historic returns, current market indicators, the expected risk premium for each asset class and the opinion of professional advisors.  Liabilities related to all of Covance’s pension and other post-retirement benefit plans are measured as of December 31.

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

In computing diluted EPS for the three months ended March 31, 2012 and 2011, the denominator was increased by 1,484,026 shares and 1,484,408 shares, respectively, representing the dilutive effect of all unvested restricted shares as well as those stock options outstanding at March 31, 2012 and 2011, with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2012 were options to purchase 2,925,034 shares of common stock at prices ranging from $47.27 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2011 were options to purchase 2,250,500 shares of common stock at prices ranging from $55.95 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the three month periods ended March 31, 2012 and 2011 was $0.6 million and $1.2 million, respectively. Cash paid for income taxes for the three month periods ended March 31, 2012 and 2011 totaled $9.5 million and $19.2 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the three months ended March 31, 2012 and 2011 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $0.3 million and $0.2 million, respectively (a corresponding cash inflow of $0.3 million and $0.2 million, respectively, has been included in financing cash flows).

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 10.

3.   Treasury Stock

The Board of Directors has, from time to time, approved stock repurchase programs enabling Covance to repurchase shares of its common stock.  In January 2012, the Covance Board of Directors authorized the repurchase of up to $300 million of the Company’s outstanding common stock (the “2012 Repurchase Program”). This was in addition to 0.8 million shares remaining under a 3.0 million share buyback authorization approved by the Covance Board of Directors in 2007 (the “2007 Repurchase Program”).  At March 31, 2012, there was $58.1 million remaining for purchase of the Company’s outstanding common stock under the 2012 Repurchase Program.  In addition to the Board approved share repurchase programs, Covance also reacquires shares of its common stock when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.

The following table sets forth the treasury stock activity during the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31
	2012		2011
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$276,787	5,853.3	$—	—
Employee benefit plans	7,193	149.8	7,242	124.4
Total	$283,980	6,003.1	$7,242	124.4

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2012 and 2011

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

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represented goodwill and was included in the carrying value of Covance’s investment.  During the fourth quarter of 2011, the investment was determined to have an other-than-temporary loss in value due to a decline in demand for the research products supplied by Noveprim. As a result, Covance recorded a $12.1 million impairment charge, against the goodwill recognized upon the initial investment in Noveprim, to reduce the carrying value of the asset to its estimated fair value. The fair value was measured with an income approach using internally developed estimates of future cash flows, which are Level 3 inputs under the fair value hierarchy. This investment is reflected in other assets on the consolidated balance sheet. During the three month periods ended March 31, 2012 and 2011, Covance recognized income of $0.1 million and a loss of $2.0 thousand, respectively, representing its share of Noveprim’s earnings (losses), net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at March 31, 2012 and 2011.  The carrying value of Covance’s investment in Noveprim as of March 31, 2012 and December 31, 2011 was $10.6 million and $10.4 million, respectively.

Covance has a minority equity position (less than 20%) in BioClinica, Inc. (“BIOC”) (Nasdaq GM:BIOC). BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  As Covance owns less than a 20% interest in BIOC and does not exercise significant influence over the operating or financial decisions of BIOC, the investment is accounted for as an available-for-sale security.  The cost basis of Covance’s investment in BIOC is $1.4 million.  The carrying value of Covance’s investment in BIOC as of March 31, 2012 and December 31, 2011 was $13.1 million and $10.0 million, respectively, as determined based on quoted market prices in an active market. This investment is reflected in other assets on the consolidated balance sheet. The $3.1 million increase in the carrying value of the investment results in a $2.0 million increase in the unrealized gain on investment, net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. Accordingly, the balance in the unrealized gain on investment at March 31, 2012 and December 31, 2011 was $7.2 million and $5.2 million, net of tax, respectively.

5.   Credit Facilities

On March 7, 2012, Covance amended its credit facility, which was not due to expire until October 2015, in order to, in part, provide sufficient liquidity to finance purchases under its 2012 Repurchase Program, as well as to secure more favorable financing rates. The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $500 million.  At March 31, 2012, there were $340.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  At December 31, 2011, there were $30.0 million of outstanding borrowings and $2.6 million of outstanding letters of credit under the previous credit agreement.  Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points.  Interest on all outstanding borrowings under the previous credit agreement was based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 2.06% per annum and 2.41% per annum during the three months ended March 31, 2012 and 2011, respectively. Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five-year term.

The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At March 31, 2012, Covance was in compliance with the terms of the Credit Agreement.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2012 and 2011

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

The components of net periodic pension cost for these plans for the three month periods ended March 31, 2012 and 2011 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended March 31		Three Months Ended March 31
	2012	2011	2012	2011
Components of Net Periodic Pension Cost:
Service cost	$579	$1,128	$186	$212
Interest cost	1,916	2,108	173	165
Expected return on plan assets	(2,557)	(2,656)	—	—
Amortization of net actuarial loss	292	338	8	30
Expected participant contributions	—	(519)	—	—
Net periodic pension cost	$230	$399	$367	$407

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.60%	5.20%	5.40%	4.60%
Expected rate of return on assets	5.90%	6.50%	n/a	n/a
Salary increases	4.00%	4.50%	2.50%	2.50%

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

The components of net periodic pension cost for the three month periods ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31
	2012	2011
Components of Net Periodic Pension Cost:
Service cost	$369	$320
Interest cost	194	173
Amortization of prior service credit	(29)	(29)
Amortization of net actuarial loss	67	73
Net periodic pension cost	$601	$537

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.30%	4.40%
Salary increases	3.75%	3.75%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.

The components of net periodic post-retirement benefit cost for the three month periods ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31
	2012	2011
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$24	$29
Interest cost	73	73
Amortization of net actuarial loss	9	7
Net periodic post-retirement benefit cost	$106	$109

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	4.60%	4.70%
Health care cost trend rate	8.00%(a)	8.50%

(a) decreasing to ultimate trend of 5.00% in 2018

7.   Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

In May 2010, Covance’s shareholders approved the 2010 Employee Equity Participation Plan (the “2010 EEPP”) in replacement of the 2007 Employee Equity Participation Plan (the “2007 EEPP”).  Effective upon approval of the 2010 EEPP, no further grants or awards were permitted under the 2007 EEPP.  Shares remaining available for grant under the 2007 EEPP are available for grant under the 2010 EEPP.  The 2010 EEPP became effective on May 6, 2010 and will expire on May 5,

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

2020. The 2010 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2010 EEPP and to grant awards to employees of Covance. The 2010 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Shares granted, other than options or SARs, shall be counted against the shares available for grant based upon the ratio of 1.74 for every 1 share granted. The exercise period for stock options granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant. Beginning in 2012, options and restricted stock awards are generally granted with a pro rata four year vesting period, whereas previously, they were generally granted with a pro rata three year vesting period.  Performance-based stock awards generally vest over a three year period. The number of shares of Covance common stock initially available for grant under the 2010 EEPP totaled approximately 4.3 million plus approximately 1.3 million shares remaining available under the 2007 EEPP at the time the 2010 EEPP was approved.  All grants and awards under the 2007 EEPP remaining outstanding are now administered in accordance with the provisions of the 2007 EEPP out of shares issuable under the 2010 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights under the 2007 EEPP or the 2010 EEPP. At March 31, 2012 there were approximately 2.1 million shares remaining available for grants under the 2010 EEPP.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.  The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31
	2012	2011
Expected stock price volatility	38%	37%
Range of risk free interest rates	0.03% - 2.01%	0.10% - 3.62%
Expected life of options (years)	5.2	4.8

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

Results of operations for the three month period ended March 31, 2012 include total stock-based compensation expense of $10.5 million ($7.2 million net of tax benefit of $3.3 million), $5.4 million of which has been included in cost of revenue and $5.1 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended March 31, 2011 include total stock-based compensation expense of $9.0 million ($6.1 million net of tax benefit of $2.9 million), $4.7 million of which has been included in cost of revenue and $4.3 million of which has been included in selling, general and administrative expenses.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

8.  Facility Consolidation and Other Cost Reduction Actions

During the second quarter of 2010, Covance announced plans to reduce costs, primarily by closing and transitioning work conducted at its Austin, Texas Phase I clinic and Kalamazoo, Michigan research products facility into other more efficient locations. These actions were completed during 2010. During the fourth quarter of 2010, the Company announced plans to further rationalize capacity, reduce the cost of overhead and support functions and to streamline processes. These actions were completed during 2011.  During the three months ended March 31, 2011, Covance incurred costs totaling $5.9 million ($5.5 million of which has been included in selling, general and administrative expenses and $0.4 million of which has been included in depreciation and amortization).  Costs incurred by segment for the three months ended March 31, 2011 totaled $2.9 million in our early development segment, $1.0 million in our late-stage development segment and $2.0 million in corporate expenses. During the three months ended March 31, 2012, no restructuring costs were incurred and no further costs are expected to be incurred for these actions.

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

The following table sets forth the rollforward of the restructuring activity for the three months ended March 31, 2012:

	Balance, Dec 31, 2011	Total Charges	Cash Payments	Other	Balance, Mar 31, 2012
Employee separation costs	$5,908	$—	$(2,324)	$(271)	$3,313
Lease and facility exit costs	2,620	—	(318)	(8)	2,294
Other costs	1,834	—	(1,810)	(2)	22
Total	$10,362	$—	$(4,452)	$(281)	$5,629

Other costs include legal and professional fees, primarily associated with employee related matters and the outsourcing of certain functions, and other costs incurred in connection with transitioning services from sites being closed, including costs of transitioning information technology.

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

Segment revenues, operating income and total assets for the three months ended March 31, 2012 and 2011 are as follows:

	Early Development		Late-Stage Development		Other Reconciling Items		Total
Three months ended March 31, 2012
Total revenues from external customers	$211,668		$319,173		$43,067	(a)	$573,908
Operating income	$11,308		$72,439		$(37,625	)(b)	$46,122
Total assets	$1,155,181		$776,342		$266,813	(c)	$2,198,336

Three months ended March 31, 2011
Total revenues from external customers	$224,025		$277,961		$25,472	(a)	$527,458
Operating income	$23,571	(d)	$55,234	(e)	$(36,905	)(b)	$41,900
Total assets	$1,130,108		$745,168		$144,748	(c)	$2,020,024

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

10.  Subsequent Events

In May 2012, Covance announced plans to close its toxicology facility in Chandler, Arizona and to take additional actions to streamline its Early Development services, including a significant reduction in our Early Development cost structure in order to better align capacity to preclinical market demand and improve profitability. These actions will be initiated in the second quarter of 2012 and are expected to be substantially completed by the end of 2012. Total costs and charges associated with completing these actions are currently being determined, including the evaluation of any further impairment of the facility (if any) by a third party appraiser.

In May 2012, Covance entered into an agreement to sell its environmental services offering, part of Covance’s Early Development segment, for cash proceeds of approximately $0.9 million.  The transaction is expected to close in May 2012.

Covance completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s Phase II-IV clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the quarter ended March 31, 2012, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

Most contracts are terminable by the client, either immediately or upon notice. These contracts often require payment to Covance of expenses to wind down the study, fees earned to date and, in some cases, a termination fee or a payment to Covance of some portion of the fees or profits that could have been earned by Covance under the contract if it had not been terminated early. Termination fees are included in net revenues when realization is assured.

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

As of March 31, 2012, the balance of the reserve for unrecognized tax benefits is $16.7 million, including accrued interest of $1.8 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, and deemed income.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax, state sales and use and other taxes.  The balance of this reserve at March 31, 2012 is $1.1 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States.  Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of March 31, 2012.

Stock-Based Compensation.  The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 7 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31
	2012	2011
Expected stock price volatility	38%	37%
Range of risk free interest rates	0.03% - 2.01%	0.10% - 3.62%
Expected life of options (years)	5.2	4.8

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

Impairment of Assets. Covance reviews its long-lived assets other than goodwill and other indefinite lived intangible assets, for impairment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  The assessment of possible impairment is based upon Covance’s judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations.  Actual future cash flows may be greater or less than estimated.

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value.  This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2011 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through March 31, 2012 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of a reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

Defined Benefit Pension Plans. Covance sponsors defined benefit pension plans for the benefit of its employees at several foreign subsidiaries, as well as a non-qualified supplemental executive retirement plan and a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries. The measurement of the related benefit obligation and net periodic benefit cost recorded each year is based upon actuarial computations which require the use of judgment as to certain assumptions. The more significant of these assumptions are: (a) the appropriate discount rate to use in computing the present value of the benefit obligation; (b) the expected return on plan assets (for funded plans); and (c) the expected future rate of salary increases (for pay-related plans). Actual results (such as the return on plan assets, future rate of salary increases and plan participation rates) will likely differ from the assumptions used. Those differences, along with changes that may be made in the assumptions used from period to period, will impact the amounts reported in the financial statements and footnote disclosures.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At March 31, 2012, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $45.9 million.

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

Results of Operations

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011.  Net revenues totaling $530.8 million for the three months ended March 31, 2012 increased 5.7%, or 5.9% excluding the unfavorable impact of foreign exchange rate variances between both periods, as compared to $502.0 million for the corresponding 2011 period.  Net revenues from Covance’s early development segment decreased 5.5%, or 5.1% excluding the unfavorable impact of foreign exchange rate variances between both periods. The decline in the early development segment was due to lower volumes in toxicology and discovery support services, which was partially offset by growth across the segment’s other service offerings.  Net revenues from Covance’s late-stage development segment increased 14.8%, with no impact from foreign exchange rate variances between both periods.  Growth in the late-stage development segment was led by the strong performance of our Phase II-IV clinical development services and increased volume in our central laboratory services.

Cost of revenue increased 6.5% to $376.5 million or 70.9% of net revenues for the three months ended March 31, 2012 as compared to $353.5 million or 70.4% of net revenues for the corresponding 2011 period.  Gross margins decreased by 50 basis points to 29.1% for the three months ended March 31, 2012 from 29.6% for the corresponding 2011 period due to the volume decrease in early development, which was only partially offset by strength in late-stage services.

Overall, selling, general and administrative expenses increased 0.4% to $81.0 million for the three months ended March 31, 2012 from $80.7 million for the corresponding 2011 period. As a percentage of net revenues, selling, general and administrative expenses decreased by 80 basis points to 15.3% for the three months ended March 31, 2012 from 16.1% for the corresponding 2011 period. Included in selling, general and administrative expense during the three months ended March 31, 2011 was $5.5 million (or 1.1% of net revenues) in costs associated with the restructuring initiatives to rationalize capacity, reduce the cost of overhead and support functions and to streamline processes.  Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 5.3% to $27.2 million for the three months ended March 31, 2012 from $25.9 million for the corresponding 2011 period.  As a percentage of net revenues, depreciation and amortization decreased by 10 basis points to 5.1% for the three months ended March 31, 2012 from 5.2% for the corresponding 2011 period.  Depreciation and amortization during the three months ended March 31, 2011 included $0.4 million (or 0.1% of net revenues) in accelerated depreciation associated with the restructuring initiatives described above. The balance of the increase results from depreciation on assets placed in service over the last year.

Income from operations increased 10.1% to $46.1 million or 8.7% of net revenues for the three months ended March 31, 2012 from $41.9 million or 8.3% of net revenues for the corresponding 2011 period.  Income from operations for the three months ended March 31, 2011 included $5.9 million (or 1.2% of net revenues) in costs associated with the restructuring initiatives described above.

Income from operations from Covance’s early development segment for the three months ended March 31, 2012 decreased 52.0% or $12.3 million to $11.3 million as compared to $23.6 million for the corresponding 2011 period. As a percentage of net revenues, early development income from operations declined 520 basis points from 10.5% of early development net revenues in the three months ended March 31, 2011 to 5.3% in the corresponding 2012 period.  The decline in income from operations in Covance’s early development segment for the three months ended March 31, 2012 is driven primarily by the lower revenue in toxicology and discovery support services, partially offset by the inclusion in the 2011 three month period of $2.9 million in costs (1.3% of segment net revenues) associated with the restructuring initiatives described above.

Income from operations from Covance’s late-stage development segment for the three months ended March 31, 2012 increased 31.1% or $17.2 million to $72.4 million as compared to $55.2 million for the corresponding 2011 period. As a percentage of net revenues, late-stage development income from operations increased 280 basis points from 19.9% of late-stage development net revenues in the three month period ended March 31, 2011 to 22.7% of net revenues in the corresponding 2012 period, driven by the increase in revenue in both Phase II-IV clinical development and central laboratories.  In addition, income from operations from Covance’s late-stage development segment for the three months ended March 31, 2011 included restructuring charges of $1.0 million (or 0.3% of segment net revenues).

Corporate expense increased $0.7 million to $37.6 million or 7.1% of net revenues for the three months ended March 31, 2012 as compared to $36.9 million or 7.4% of net revenues for the corresponding 2011 period.  Corporate expenses for the three months ended March 31, 2011 included restructuring charges of $2.0 million (or 0.4% of net revenues).  Also included in Corporate expense is stock-based compensation expense of $10.5 million or 2.0% of net revenues for the three months ended March 31, 2012, as compared to $9.0 million or 1.8% of net revenues for the corresponding 2011 period.

Other expense, net increased $0.2 million to $0.7 million for the three months ended March 31, 2012 from $0.5 million for the corresponding 2011 period.  Net foreign exchange transaction losses were $0.2 million during the 2012 period, as compared to net foreign exchange transaction gains of $0.2 million for the corresponding 2011 period.  Net interest expense decreased $0.2 million to $0.5 million during the 2012 period from $0.7 million for the corresponding 2011 period due to an increase in interest income in the current year period.

Covance’s effective tax rate for the three months ended March 31, 2012 was 21.6% compared to 20.9% for the corresponding 2011 period.  Covance’s effective tax rate for the three months ended March 31, 2011 included a tax benefit of $2.1 million on $5.9 million in restructuring charges incurred predominantly in the United States.  The remaining year-over- year decrease in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and to the impact of tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the three months ended March 31, 2012, Covance recognized income of $0.1 million versus a loss of two thousand dollars in the corresponding 2011 period, representing its share of Noveprim’s earnings/losses, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance at March 31, 2012 and 2011.

Net income of $35.7 million for the three months ended March 31, 2012 increased $3.0 million or 9.0% as compared to $32.7 million for the corresponding 2011 period.  The three months ended March 31, 2011 included restructuring charges totaling $3.8 million after tax.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2012 and December 31, 2011 were $439.8 million and $389.1 million, respectively.  Amounts held by foreign subsidiaries were approximately $365 million and $367 million at March 31, 2012 and December 31, 2011, respectively, primarily in Swiss Francs, British Pounds and Euros. Foreign cash balances generally result from unremitted foreign earnings, which the Company intends to leave invested indefinitely outside of the United States. If the

Company were to remit such earnings to the United States, it would be subject to additional United States income taxes. Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions which carry a Moody’s rating of A1 P1 or better.  Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. On March 7, 2012, Covance amended its credit facility, which was not due to expire until October 2015, in order to, in part, provide sufficient liquidity to finance purchases under its recently authorized share buyback program, as well as to secure more favorable financing rates.  The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $500 million.  At March 31, 2012, there were $340 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  At December 31, 2011, there were $30 million of outstanding borrowings and $2.6 million of outstanding letters of credit under the previous credit agreement.  Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points.  Interest on all outstanding borrowings under the previous credit agreement was based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 2.06% per annum and 2.41% per annum during the three months ended March 31, 2012 and 2011, respectively. Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five-year term.  The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At March 31, 2012, Covance was in compliance with the terms of the Credit Agreement.  Covance believes cash on hand plus cash from operations and available borrowings under the Credit Agreement will provide sufficient liquidity for the foreseeable future.

During the three months ended March 31, 2012, Covance’s operations provided $45.4 million, an increase of $46.3 million from the corresponding 2011 period.  The change in net operating assets used $25.5 million in cash during the three months ended March 31, 2012, primarily due to a reduction in accrued liabilities (partly attributable to incentive compensation payments made during the first quarter of 2012 relating to 2011 incentive compensation accruals) and an increase in other assets and liabilities, net, partially offset by an increase in unearned revenue.  The change in net operating assets used $67.6 million in cash during the three months ended March 31, 2011, primarily due to an increase in accounts receivable and unbilled services, as well as a reduction in accrued liabilities (partly attributable to incentive compensation payments made during the first quarter of 2011 relating to 2010 incentive compensation accruals).  Covance’s ratio of current assets to current liabilities was 1.35 at March 31, 2012 and 2.02 at December 31, 2011.

Investing activities for the three months ended March 31, 2012 used $29.8 million, compared to $20.1 million for the corresponding 2011 period.  Capital spending for the first three months of 2012 totaled $29.9 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Approximately $16.6 million of capital spending in the first three months of 2012 represents expenditures associated with assets that have not yet been placed in service at March 31, 2012. Capital spending for the corresponding 2011 period totaled $20.1 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.

Financing activities for the three months ended March 31, 2012 provided $28.1 million, compared to a use of $5.7 million in the corresponding 2011 period.  Cash received from financing activities during the three months ended March 31, 2012 included $310 million of net borrowings under the Credit Agreement, $1.8 million in proceeds from the exercise of stock options and $0.3 million in excess tax benefits realized on the exercise of stock options.  Partially offsetting these items was $276.8 million used to purchase 5,853,324 shares of common stock into treasury in connection with share buyback programs authorized by Covance’s Board of Directors and $7.2 million for the purchase into treasury of 149,817 shares in connection with employee benefit plans, for an aggregate cost of $284 million. During the three months ended March 31, 2011, cash received from financing activities included $2.3 million in proceeds from the exercise of stock options, $1.6 million from employee contributions to the Company’s employee stock purchase plan, and $0.2 million in excess tax benefits realized on the exercise of stock options.  Offsetting these items was $7.2 million used to purchase into treasury 124,350 shares of common stock in connection with employee benefit plans and the repayment of $2.5 million of outstanding debt.

In May 2012, Covance announced plans to close its toxicology facility in Chandler, Arizona and to take additional actions to streamline its Early Development services, including a significant reduction in our Early Development cost structure in order to better align capacity to preclinical market demand and improve profitability. These actions will be initiated in the second quarter of 2012 and are expected to be substantially completed by the end of 2012. Total costs and charges associated with completing these actions are currently being determined, including the evaluation of any further impairment of the facility (if any) by a third party appraiser.

In May 2012, Covance entered into an agreement to sell its environmental services offering, part of Covance’s Early Development segment, for cash proceeds of approximately $0.9 million.  The transaction is expected to close in May 2012.

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

Recently Issued Accounting Standards

None

Forward-Looking Statements.  Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss  or delay of large studies, risks associated with acquisitions and investments, the Company’s ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, testing mix and geographic mix of kit receipts in central laboratories, fluctuations in currency exchange rates, the realization of savings from the announced restructuring action in the Company’s Early Development segment, the cost and pace of completion of our information technology projects and the realization of benefits therefrom, and other factors described in Covance’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the three months ended March 31, 2012, approximately 49% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derive a large portion of our net revenues from international operations. For the three months ended March 31, 2012, we derived approximately 49% of our net revenues from operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities as reported on a settlement date basis during the quarter ended March 31, 2012 were as follows:

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under 2012 Repurchase Program	Maximum # of Shares that May Yet Be Purchased Under 2007 Repurchase Program
January 1, 2012 — January 31, 2012	400,000	$44.09	400,000	$300.0 million	382,300
February 1, 2012 — February 29, 2012	2,985,117	$47.21	2,985,117	$176.3 million	—
March 1, 2012 — March 31, 2012	2,468,207	$47.90	2,468,207	$58.1 million	—
Total	5,853,324	$47.29	5,853,324

In January 2012, the Covance Board of Directors authorized the repurchase of up to $300 million of the Company’s outstanding common stock (the “2012 Repurchase Program”).  This authorization was in addition to the approximately 0.8 million shares remaining under the 3.0 million share buyback authorization approved by the Covance Board of Directors in 2007 (the “2007 Repurchase Program”).

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

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: May 4, 2012	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board	May 4, 2012
Joseph L. Herring	and Chief Executive Officer
(Principal Executive Officer)

/s/ William E. Klitgaard	Corporate Senior Vice President	May 4, 2012
William E. Klitgaard	and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian H. Nutt	Principal Accounting Officer	May 4, 2012
Brian H. Nutt

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification — Joseph L. Herring. Filed herewith.

31.2	Certification — William E. Klitgaard. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — William E. Klitgaard. Filed herewith.

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.