Form 10-Q
period 2012-06-30
COVANCE INC
filed 2012-08-03
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 20, 2012, the Registrant had 55,087,916 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended June 30, 2012

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30,	December 31,
(Dollars in thousands)	2012	2011
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$397,828	$389,103
Accounts receivable	313,160	312,127
Unbilled services	134,163	114,095
Inventory	48,366	74,698
Deferred income taxes	53,220	52,078
Prepaid expenses and other current assets	175,131	144,809
Total Current Assets	1,121,868	1,086,910
Property and equipment, net	858,508	849,551
Goodwill	109,820	127,779
Other assets	47,140	43,768
Total Assets	$2,137,336	$2,108,008

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$42,794	$36,393
Accrued payroll and benefits	97,583	142,229
Accrued expenses and other current liabilities	138,062	119,308
Unearned revenue	237,220	202,210
Short-term debt	330,000	30,000
Income taxes payable	1,529	6,889
Total Current Liabilities	847,188	537,029
Deferred income taxes	28,408	42,295
Other liabilities	72,359	70,889
Total Liabilities	947,955	650,213
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock — Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 78,756,465 and 78,127,480 shares issued and outstanding, including those held in treasury, at June 30, 2012 and December 31, 2011, respectively	788	781
Paid-in capital	712,853	689,584
Retained earnings	1,528,909	1,505,894
Accumulated other comprehensive (loss) income	(7,984)	4,622
Treasury stock at cost (23,675,354 and 17,284,287 shares at June 30, 2012 and December 31, 2011, respectively)	(1,045,185)	(743,086)
Total Stockholders’ Equity	1,189,381	1,457,795
Total Liabilities and Stockholders’ Equity	$2,137,336	$2,108,008

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share data)	2012	2011	2012	2011

Net revenues	$542,782	$518,220	$1,073,623	$1,020,206
Reimbursable out-of-pocket expenses	42,263	29,507	85,330	54,979
Total revenues	585,045	547,727	1,158,953	1,075,185

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	408,198	358,332	784,658	711,852
Reimbursable out-of-pocket expenses	42,263	29,507	85,330	54,979
Selling, general and administrative (excluding depreciation and amortization)	90,601	85,297	171,630	166,000
Depreciation and amortization	29,953	25,836	57,183	51,699
Goodwill impairment charge	17,959	—	17,959	—
Total costs and expenses	588,974	498,972	1,116,760	984,530
(Loss) income from operations	(3,929)	48,755	42,193	90,655

Other expense, net:
Interest income	(526)	(452)	(1,038)	(805)
Interest expense	1,466	1,031	2,471	2,102
Foreign exchange transaction loss, net	792	307	1,020	115
Impairment of equity investment	7,373	—	7,373	—
Loss on sale of business	169	—	169	—
Other expense, net	9,274	886	9,995	1,412

(Loss) income before taxes and equity investee earnings	(13,203)	47,869	32,198	89,243
Tax (benefit) expense	(607)	9,987	9,200	18,621
Equity investee (loss) earnings	(81)	(240)	17	(242)
Net (loss) income	$(12,677)	$37,642	$23,015	$70,380

Basic (loss) earnings per share	$(0.23)	$0.63	$0.41	$1.18

Weighted average shares outstanding - basic	54,184,966	59,636,973	55,965,410	59,546,773

Diluted (loss) earnings per share	$(0.23)	$0.61	$0.40	$1.15

Weighted average shares outstanding — diluted	54,184,966	61,226,477	57,456,154	61,105,838

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2012	2011	2012	2011

Net (loss) income	$(12,677)	$37,642	$23,015	$70,380

Other comprehensive (loss) income, net of tax:
Currency translation (loss) gain	(27,924)	19,923	(13,494)	52,297
Unrealized (loss) gain on securities	(1,102)	(275)	888	796
Total other comprehensive (loss) income, net of tax	(29,026)	19,648	(12,606)	53,093
Comprehensive (loss) income	$(41,703)	$57,290	$10,409	$123,473

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	Six Months Ended June 30
(Dollars in thousands)	2012	2011

Cash flows from operating activities:
Net income	$23,015	$70,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,183	51,699
Non-cash impairment charges	44,610	—
Non-cash compensation expense associated with employee benefit and stock compensation plans	19,422	18,939
Deferred income tax benefit	(15,507)	(3,828)
Loss on sale of business	169	—
Loss on disposal of property and equipment	432	344
Equity investee (earnings) loss	(17)	242
Changes in operating assets and liabilities, net of business sold:
Accounts receivable	(2,143)	(36,544)
Unbilled services	(20,704)	(16,948)
Inventory	8,948	(6,075)
Accounts payable	6,401	10,611
Accrued liabilities	(26,023)	17,838
Unearned revenue	36,442	2,027
Income taxes payable	(5,028)	(17,811)
Other assets and liabilities, net	(45,124)	(2,142)
Net cash provided by operating activities	82,076	88,732
Cash flows from investing activities:
Capital expenditures	(69,343)	(50,548)
Proceeds from sale of business	900	—
Other, net	90	106
Net cash used in investing activities	(68,353)	(50,442)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	300,000	(35,000)
Repayments under long-term debt	—	(5,000)
Stock issued under employee stock purchase and option plans	3,522	7,622
Purchase of treasury stock	(302,099)	(7,517)
Net cash provided by (used in) financing activities	1,423	(39,895)
Effect of exchange rate changes on cash	(6,421)	30,589
Net change in cash and cash equivalents	8,725	28,984
Cash and cash equivalents, beginning of period	389,103	377,223
Cash and cash equivalents, end of period	$397,828	$406,207

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2011, 2010 and 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $85.8 million and $61.3 million at June 30, 2012 and December 31, 2011, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

Impairment of Long-Lived Assets

Covance reviews its long-lived assets, other than goodwill and other indefinite lived intangible assets, for impairment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance’s judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated.  During the second quarter of 2012, Covance determined that the carrying value of its equity method investment in a supplier of research products was no longer recoverable based upon changes in the research product market. The impairment was determined to be other-than-temporary and Covance recorded a charge of $7.4 million to write off the remaining carrying value of the equity investment as of June 30, 2012.  See Note 4.

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value. This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2011 indicated that no reporting units were at significant risk for impairment. However, in the second quarter of 2012, Covance commenced actions to close its clinical pharmacology operations located in Basel, Switzerland and as a result determined the goodwill associated with the acquisition of the Basel clinic in March 2009 was impaired and recorded a charge of $18.0 million to write off the carrying value of the goodwill as of June 30, 2012. The Basel clinic is part of Covance’s Early Development segment and clinical pharmacology reporting unit, however, because the clinic was operated on a standalone basis and was not integrated into the reporting unit after its acquisition, the related goodwill was evaluated for impairment at the site level and not the reporting unit level. In light of the impairment recognized for the Basel clinic, the Company conducted an impairment analysis of the remaining goodwill in the clinical pharmacology reporting unit and determined there was no additional impairment resulting from this action. There were no other events or changes in circumstances through June 30, 2012 that warranted a reconsideration of our impairment test results.

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

(UNAUDITED)

June 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

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

(UNAUDITED)

June 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

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

As of June 30, 2012 and December 31, 2011, the balance of the reserve for unrecognized tax benefits was $16.9 million, including accrued interest of $2.0 million, and $16.4 million, including interest of $1.6 million, respectively, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus and deemed income.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax, state sales and use and other taxes.  The balance of this reserve was $1.1 million and $1.0 million at June 30, 2012 and December 31, 2011, respectively, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of June 30, 2012.

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

June 30, 2012 and 2011

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

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares outstanding during the period.  The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued; computed under the treasury stock method.

In computing diluted EPS for the three months ended June 30, 2012, there were 1,500,115 potentially dilutive shares that were not included in the computation, as their effect would be anti-dilutive. In computing diluted EPS for the three months ended June 30, 2011, the denominator was increased by 1,589,504 shares, and for the six months ended June 30, 2012 and 2011, the denominator was increased by 1,490,744 shares and 1,559,065 shares, respectively, representing the dilutive effect of all unvested restricted shares as well as those stock options outstanding at June 30, 2012 and 2011, with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended June 30, 2012 were options to purchase 3,499,610 shares of common stock at prices ranging from $46.40 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the six months ended June 30, 2012 were options to purchase 3,205,785 shares of common stock at prices ranging from $46.70 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended June 30, 2011 were options to purchase 457,890 shares of common stock at prices ranging from $59.69 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the six months ended June 30, 2011 were options to purchase 1,221,146 shares of common stock at prices ranging from $58.09 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the six month periods ended June 30, 2012 and 2011 was $1.9 million and $2.3 million, respectively. Cash paid for income taxes for the six month periods ended June 30, 2012 and 2011 totaled $22.5 million and $42.4 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the six months ended June 30, 2012 and 2011 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $0.4 million and $0.7 million, respectively (a corresponding cash inflow of $0.4 million and $0.7 million, respectively, for both periods has been included in financing cash flows).

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 10.

3.  Treasury Stock

The Board of Directors has, from time to time, approved stock repurchase programs enabling Covance to repurchase shares of its common stock.  In January 2012, the Covance Board of Directors authorized the repurchase of up to $300 million of the Company’s outstanding common stock (the “2012 Repurchase Program”). This was in addition to 0.8 million shares remaining under a 3.0 million share buyback authorization approved by the Covance Board of Directors in 2007 (the “2007 Repurchase Program”).  At June 30, 2012, there was $40.1 million remaining for purchase of the Company’s outstanding common stock under the 2012 Repurchase Program.  In addition to the Board approved share repurchase programs, Covance also reacquires shares of its common stock when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.

The following table sets forth the treasury stock activity during the six month periods ended June 30, 2012 and 2011:

	Six Months Ended June 30
	2012		2011
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$294,787	6,238.7	$—	—
Employee benefit plans	7,312	152.4	7,517	130.0
Total	$302,099	6,391.1	$7,517	130.0

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

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represented goodwill and was included in the carrying value of Covance’s investment.  During the fourth quarter of 2011, the investment was determined to have experienced an other-than-temporary impairment in value due to a decline in demand for the research products supplied by Noveprim. As a result, Covance recorded a $12.1 million impairment charge against the goodwill recognized upon the initial investment in Noveprim, to reduce the carrying value of the investment to its estimated fair value. Further, during the second quarter of 2012, the investment was determined to have experienced an additional impairment in value due to a further decline in demand for the research products supplied by Noveprim.  As a result, Covance recorded a $7.4 million impairment charge to write off the remaining carrying value of the investment as of June 30, 2012, net of the elimination of profit on inventory purchased from Noveprim. The fair value in both of the above instances was measured with an income approach using internally developed estimates of future cash flows, which are Level 3 inputs under the fair value hierarchy. Previously, this investment was reflected in other assets on the consolidated balance sheet. During the three and six month periods ended June 30, 2012, Covance recognized a loss of $0.1 million and income of $17 thousand, respectively, representing its share of Noveprim’s (losses) earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance. During both the three and six month periods ended June 30, 2011, Covance recognized a loss of $0.2 million representing its share of Noveprim’s losses, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance. The carrying value of Covance’s investment in Noveprim at December 31, 2011 was $10.4 million.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

Covance has a minority equity position (less than 20%) in BioClinica, Inc. (“BIOC”) (Nasdaq GM:BIOC).  BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  As Covance owns less than a 20% interest in BIOC and does not exercise significant influence over the operating or financial decisions of BIOC, the investment is accounted for as an available-for-sale security.  The cost basis of Covance’s investment in BIOC is $1.4 million.  The carrying value of Covance’s investment in BIOC as of June 30, 2012 and December 31, 2011 was $11.4 million and $10.0 million, respectively, as determined based on quoted market prices in an active market. This investment is reflected in other assets on the consolidated balance sheet. The $1.4 million increase in the carrying value of the investment results in a $0.9 million increase in the unrealized gain on investment, net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. Accordingly, the balance in the unrealized gain on investment at June 30, 2012 and December 31, 2011 was $6.1 million and $5.2 million, net of tax, respectively.

5.  Credit Facilities

On March 7, 2012, Covance amended its credit facility, which was not due to expire until October 2015, in order to, in part, provide sufficient liquidity to finance purchases under its 2012 Repurchase Program, as well as to secure more favorable financing rates. The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $500 million.  At June 30, 2012, there were $330.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  At December 31, 2011, there were $30.0 million of outstanding borrowings and $2.6 million of outstanding letters of credit under the previous credit agreement.  Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points.  Interest on all outstanding borrowings under the previous credit agreement was based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 1.50% per annum and 1.68% per annum during the three and six months ended June 30, 2012, respectively.  Interest on outstanding borrowings approximated 2.33% per annum and 2.37% per annum during the three and six months ended June 30, 2011, respectively.  Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five-year term.

The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At June 30, 2012, Covance was in compliance with the terms of the Credit Agreement.

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

The components of net periodic pension cost for these plans for the three and six month periods ended June 30, 2012 and 2011 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended June 30		Three Months Ended June 30
	2012	2011	2012	2011
Components of Net Periodic Pension Cost:
Service cost	$584	$1,120	$184	$212
Interest cost	1,934	2,094	171	165
Expected return on plan assets	(2,581)	(2,638)	—	—
Amortization of net actuarial loss	294	336	8	30
Expected participant contributions	—	(515)	—	—
Net periodic pension cost	$231	$397	$363	$407

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.60%	5.20%	5.40%	4.60%
Expected rate of return on assets	5.90%	6.50%	n/a	n/a
Salary increases	4.00%	4.50%	2.50%	2.50%

	United Kingdom Plans		German Plan
	Six Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Components of Net Periodic Pension Cost:
Service cost	$1,163	$2,248	$370	$424
Interest cost	3,850	4,202	344	330
Expected return on plan assets	(5,138)	(5,294)	—	—
Amortization of net actuarial loss	586	674	16	60
Expected participant contributions	—	(1,034)	—	—
Net periodic pension cost	$461	$796	$730	$814

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.60%	5.20%	5.40%	4.60%
Expected rate of return on assets	5.90%	6.50%	n/a	n/a
Salary increases	4.00%	4.50%	2.50%	2.50%

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

The components of net periodic pension cost for the three and six month periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Components of Net Periodic Pension Cost:
Service cost	$370	$321	$739	$641
Interest cost	194	174	388	347
Amortization of prior service credit	(30)	(30)	(59)	(59)
Amortization of net actuarial loss	67	74	134	147
Net periodic pension cost	$601	$539	$1,202	$1,076

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.30%	4.40%	4.30%	4.40%
Salary increases	3.75%	3.75%	3.75%	3.75%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.

The components of net periodic post-retirement benefit cost for the three and six month periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$24	$30	$48	$59
Interest cost	73	72	146	145
Amortization of net actuarial loss	10	8	19	15
Net periodic post-retirement benefit cost	$107	$110	$213	$219

Assumptions Used to Determine Net Periodic Post- retirement Benefit Cost:
Discount rate	4.60%	4.70%	4.60%	4.70%
Health care cost trend rate	8.00%(a)	8.50%	8.00%(a)	8.50%

(a) decreasing to ultimate trend of 5.00% in 2018

7.  Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

In May 2010, Covance’s shareholders approved the 2010 Employee Equity Participation Plan (the “2010 EEPP”) in replacement of the 2007 Employee Equity Participation Plan (the “2007 EEPP”).  Effective upon approval of the 2010 EEPP, no further grants or awards were permitted under the 2007 EEPP.  Shares remaining available for grant under the 2007 EEPP are available for grant under the 2010 EEPP.  The 2010 EEPP became effective on May 6, 2010 and will expire on May 5,

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

2020. The 2010 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2010 EEPP and to grant awards to employees of Covance. The 2010 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Shares granted, other than options or SARs, shall be counted against the shares available for grant based upon the ratio of 1.74 for every 1 share granted. The exercise period for stock options granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant. Beginning in 2012, options and restricted stock awards are generally granted with a pro rata four year vesting period, whereas previously, they were generally granted with a pro rata three year vesting period.  Performance-based stock awards generally vest over a three year period. The number of shares of Covance common stock initially available for grant under the 2010 EEPP totaled approximately 4.3 million plus approximately 1.3 million shares remaining available under the 2007 EEPP at the time the 2010 EEPP was approved.  All grants and awards under the 2007 EEPP remaining outstanding are now administered in accordance with the provisions of the 2007 EEPP out of shares issuable under the 2010 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights under the 2007 EEPP or the 2010 EEPP. At June 30, 2012 there were approximately 2.1 million shares remaining available for grants under the 2010 EEPP.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.  The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted average assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Expected stock price volatility	38%	37%	38%	37%
Range of risk free interest rates	0.03% - 2.01%	0.10% - 3.62%	0.03% - 2.01%	0.10% - 3.62%
Expected life of options (years)	5.2	4.8	5.2	4.8

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

Results of operations for the three month period ended June 30, 2012 include total stock-based compensation expense of $9.0 million ($6.1 million net of tax benefit of $2.9 million), $4.8 million of which has been included in cost of revenue and $4.2 million of which has been included in selling, general and administrative expenses.  Results of operations for the six month period ended June 30, 2012 include total stock-based compensation expense of $19.4 million ($13.3 million net of tax benefit of $6.1 million), $10.1 million of which has been included in cost of revenue and $9.3 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended June 30, 2011 include total stock-based compensation expense of $9.8 million ($6.7 million net of tax benefit of $3.1 million), $4.9 million of which has been included in both cost of revenue and selling, general and administrative expenses.  Results of operations for the six month

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

period ended June 30, 2011 include total stock-based compensation expense of $18.9 million ($12.9 million net of tax benefit of $6.0 million), $9.6 million of which has been included in cost of revenue and $9.3 million of which has been included in selling, general and administrative expenses.

8.  Facility Consolidation and Other Cost Reduction Actions

2012 Actions

During the second quarter of 2012, Covance commenced additional restructuring actions in Early Development to better align capacity to preclinical market demand and further improve profitability going forward. These actions include the closure of its toxicology facility in Chandler, Arizona, as well as the Company’s clinical pharmacology facilities in Honolulu, Hawaii and, following the completion of customary employee consultations, in Basel, Switzerland. In addition, these actions include a planned capacity reduction in Muenster, Germany and further reductions in its cost structure.  During the three and six months ended June 30, 2012, Covance incurred costs totaling $9.7 million ($8.5 million of which has been included in selling, general and administrative expenses and $1.2 million of which has been included in depreciation and amortization).  These restructuring actions are expected to be complete by the end of 2012.

The following table sets forth the restructuring costs incurred in connection with the 2012 actions during the three and six month periods ended June 30, 2012:

Three and Six Months Ended June 30, 2012
Employee separation costs	$7,782
Accelerated depreciation and amortization	1,209
Other costs	676
Total	$9,667

The following table sets forth the restructuring costs by segment incurred in connection with the 2012 actions during the three and six month periods ended June 30, 2012:

Three and Six Months Ended June 30, 2012
Early Development	$9,197
Late-Stage Development	179
Corporate expenses	291
Total	$9,667

Total costs for the 2012 actions are expected to approximate $32 million, including $23 million in employee separation costs, $5 million in lease and facility exit costs, $3 million in accelerated depreciation and amortization and $1 million in other costs. Costs by segment are expected to total $31 million in our early development segment, $0.5 million in our late-stage development segment and $0.5 million in corporate expenses.

The following table sets forth the rollforward of the 2012 actions restructuring activity for the six months ended June 30, 2012:

	Balance, Dec 31, 2011	Total Charges	Cash Payments	Other	Balance, Jun 30, 2012
Employee separation costs	$—	$7,782	$(27)	$5	$7,760
Accelerated depreciation and amortization	—	1,209	—	(1,209)	—
Other costs	—	676	(484)	(192)	—
Total	$—	$9,667	$(511)	$(1,396)	$7,760

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

Other costs include legal and professional fees, primarily associated with employee related matters, and other costs incurred in connection with transitioning services from sites being closed, as well as loss on disposal of assets.  Other activity in the reserve rollforward primarily reflects accelerated amortization, the loss on disposal of assets and foreign exchange impacts as a result of the change in exchange rates between periods.

In addition to the above costs, in the second quarter of 2012, Covance recorded a $20.8 million charge in the early development segment to reflect the impairment of certain research product inventory based on current and expected future demand. These costs have been included in cost of sales in the early development segment.

2010 and 2011 Actions

During the second quarter of 2010, Covance announced plans to reduce costs, primarily by closing and transitioning work conducted at its Austin, Texas Phase I clinic and Kalamazoo, Michigan research products facility into other more efficient locations. These actions were completed during 2010. During the fourth quarter of 2010, the Company announced plans to further rationalize capacity, reduce the cost of overhead and support functions and to streamline processes. These actions were completed during 2011.  During the three and six months ended June 30, 2011, Covance incurred costs totaling $4.6 million and $10.4 million, respectively.  During the three months ended June 30, 2011, $4.2 million has been included in selling, general and administrative expenses and $0.4 million has been included in depreciation and amortization.  During the six months ended June 30, 2011, $9.6 million has been included in selling, general and administrative expenses and $0.8 million has been included in depreciation and amortization.  During the three and six months ended June 30, 2012, no restructuring costs were incurred and no further costs are expected to be incurred relating to the 2010 and 2011 actions.

The following table sets forth the restructuring costs incurred in connection with the 2010 and 2011 actions during the three and six month periods ended June 30, 2011:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Employee separation costs	$2,191	$5,581
Accelerated depreciation	405	810
Other costs	1,968	4,041
Total	$4,564	$10,432

The following table sets forth the restructuring costs incurred by segment in connection with the 2010 and 2011 actions during the three and six month periods ended June 30, 2011:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Early Development	$1,988	$4,890
Late-Stage Development	731	1,666
Corporate expenses	1,845	3,876
Total	$4,564	$10,432

Cumulative costs for the 2010 and 2011 cost actions through December 31, 2011 totaled $52.4 million, of which $47.7 million was included in selling, general and administrative expenses and $4.7 million was included in depreciation and amortization.  Cumulative costs incurred by category for these actions through December 31, 2011 totaled $30.2 million in employee separation costs, $6.8 million in lease and facility exit costs, $4.6 million in accelerated depreciation and $10.8 million in other costs. Cumulative costs incurred by segment through December 31, 2011 totaled $25.5 million in our early development segment, $12.3 million in our late-stage development segment and $14.6 million in corporate expenses.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

The following table sets forth the rollforward of the 2010 and 2011 actions restructuring activity for the six months ended June 30, 2012:

	Balance, Dec 31, 2011	Total Charges	Cash Payments	Other	Balance, Jun 30, 2012
Employee separation costs	$5,908	$—	$(4,105)	$(212)	$1,591
Lease and facility exit costs	2,620	—	(602)	(166)	1,852
Other costs	1,834	—	(1,810)	(2)	22
Total	$10,362	$—	$(6,517)	$(380)	$3,465

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

Segment revenues, operating income and total assets for the three and six months ended June 30, 2012 and 2011 are as follows:

	Early Development		Late-Stage Development		Other Reconciling Items		Total

Three months ended June 30, 2012
Total revenues from external customers	$219,683		$323,099		$42,263	(a)	$585,045
Operating (loss) income	$(33,092	)(d)	$68,027	(e)	$(38,864	)(b)	$(3,929)
Total assets	$1,098,047	(f)	$814,086		$225,203	(c)	$2,137,336

Three months ended June 30, 2011
Total revenues from external customers	$231,838		$286,382		$29,507	(a)	$547,727
Operating income	$30,914	(d)	$56,537	(e)	$(38,696	)(b)	$48,755
Total assets	$1,160,148		$762,156		$159,242	(c)	$2,081,546

Six months ended June 30, 2012
Total revenues from external customers	$431,351		$642,272		$85,330	(a)	$1,158,953
Operating (loss) income	$(21,784	)(d)	$140,466	(e)	$(76,489	)(b)	$42,193
Total assets	$1,098,047	(f)	$814,086		$225,203	(c)	$2,137,336

Six months ended June 30, 2011
Total revenues from external customers	$455,863		$564,343		$54,979	(a)	$1,075,185
Operating income	$54,485	(d)	$111,771	(e)	$(75,601	)(b)	$90,655
Total assets	$1,160,148		$762,156		$159,242	(c)	$2,081,546

(a)         Represents revenues associated with reimbursable out-of-pocket expenses.

(b)         Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense). Corporate expenses include restructuring costs of $291 for the three and six months ended June 30, 2012, and restructuring costs of $1,845 and $3,876 for the three and six months ended June 30, 2011, respectively.

(c)          Represents corporate assets.

(d)         Early Development operating loss includes restructuring costs of $9,197, an inventory impairment charge of $20,781 and a goodwill impairment charge of $17,959 for the three and six months ended June 30, 2012, and restructuring costs of $1,988 and $4,890 for the three and six months ended June 30, 2011, respectively.

(e)          Late-Stage Development operating income includes restructuring costs of $179 for the three and six months ended June 30, 2012, and restructuring costs of $731 and $1,666 for the three and six months ended June 30, 2011, respectively.

(f)           Early Development total assets reflect an inventory impairment charge of $20,781, a goodwill impairment charge of $17,959 and an impairment of an equity investment of $7,373 for the three and six months ended June 30, 2012.

10.  Subsequent Events

Covance completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s Phase II-IV clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the six months ended June 30, 2012, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

As of June 30, 2012, the balance of the reserve for unrecognized tax benefits is $16.9 million, including accrued interest of $2.0 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, and deemed income.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax, state sales and use and other taxes.  The balance of this reserve at June 30, 2012 is $1.1 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States.  Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of June 30, 2012.

Stock-Based Compensation.  The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 7 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Expected stock price volatility	38%	37%	38%	37%
Range of risk free interest rates	0.03% - 2.01%	0.10% - 3.62%	0.03% - 2.01%	0.10% - 3.62%
Expected life of options (years)	5.2	4.8	5.2	4.8

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

Impairment of Assets. Covance reviews its long-lived assets other than goodwill and other indefinite lived intangible assets, for impairment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  The assessment of possible impairment is based upon Covance’s judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations.  Actual future cash flows may be greater or less than estimated. During the second quarter of 2012, Covance determined that the carrying value of its equity method investment in a supplier of research products was no longer recoverable based upon changes in the research product market. The impairment was determined to be other-than-temporary and Covance recorded a charge of $7.4 million to write off the remaining carrying value of the equity investment as of June 30, 2012.

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value.  This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2011 indicated that no reporting units were at significant risk for impairment. However, in the second quarter of 2012, Covance commenced actions to close its clinical pharmacology operations located in Basel, Switzerland and as a result determined the goodwill associated with the acquisition of the Basel clinic in March 2009 was impaired and recorded a charge of $18.0 million to write off the carrying value of the goodwill as of June 30, 2012. The Basel clinic is part of Covance’s Early Development segment and clinical pharmacology reporting unit, however, because the clinic was operated on a standalone basis and was not integrated into the reporting unit after its acquisition, the related goodwill was evaluated for impairment at the site level and not the reporting unit level. In light of the impairment recognized for the Basel clinic, the Company conducted an impairment analysis of the remaining goodwill in the clinical pharmacology reporting unit and determined there was no additional impairment resulting from this action. There were no other events or changes in circumstances through June 30, 2012 that warranted a reconsideration of our impairment test results. However, changes in expectations as to the present value of a reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At June 30, 2012, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $18.0 million.

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

Results of Operations

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011.  Net revenues totaling $542.8 million for the three months ended June 30, 2012 increased 4.7%, or 6.9% excluding the unfavorable impact of foreign exchange rate variances between both periods, as compared to $518.2 million for the corresponding 2011 period.  Net revenues from Covance’s early development segment decreased 5.2%, or 4.3% excluding the unfavorable impact of foreign exchange rate variances between both periods. The decline in the early development segment was due to lower volumes in toxicology and research products, which was partially offset by growth across the segment’s other service offerings.  Net revenues from Covance’s late-stage development segment increased 12.8%, or 16.0% excluding the unfavorable impact of foreign exchange rate variances between both periods.  Growth in the late-stage development segment was led by the strong performance of our Phase II-IV clinical development services and increased volume in our central laboratory services.

Cost of revenue increased 13.9% to $408.2 million or 75.2% of net revenues for the three months ended June 30, 2012 as compared to $358.3 million or 69.1% of net revenues for the corresponding 2011 period.  Gross margins decreased by

610 basis points to 24.8% for the three months ended June 30, 2012 from 30.9% for the corresponding 2011 period due to an inventory impairment charge of $20.8 million (or 3.8% of net revenues) to write down certain preclinical inventory and the volume decrease in early development, which was only partially offset by strength in late-stage services.

Overall, selling, general and administrative expenses increased 6.2% to $90.6 million for the three months ended June 30, 2012 from $85.3 million for the corresponding 2011 period. As a percentage of net revenues, selling, general and administrative expenses increased by 20 basis points to 16.7% for the three months ended June 30, 2012 from 16.5% for the corresponding 2011 period. Included in selling, general and administrative expenses during the three months ended June 30, 2012 is $8.5 million (or 1.6% of net revenues) in costs associated with the 2012 restructuring actions to better align capacity to preclinical market demand and further improve profitability going forward.  These actions include closing the Chandler, Arizona facility, as well as the Company’s clinical pharmacology facilities in Honolulu, Hawaii and, following the completion of customary employee consultations, in Basel, Switzerland, and a further reduction in the cost structure.  Included in selling, general and administrative expense during the three months ended June 30, 2011 was $4.2 million (or 0.8% of net revenues) in costs associated with the 2011 restructuring initiatives to rationalize capacity, reduce the cost of overhead and support functions and to streamline processes.  Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 15.9% to $30.0 million for the three months ended June 30, 2012 from $25.8 million for the corresponding 2011 period.  As a percentage of net revenues, depreciation and amortization increased by 50 basis points to 5.5% for the three months ended June 30, 2012, from 5.0% for the corresponding 2011 period.  Depreciation and amortization during the three months ended June 30, 2012 includes $1.2 million (or 0.2% of net revenues) in accelerated depreciation associated with the 2012 restructuring actions described above.  Depreciation and amortization during the three months ended June 30, 2011 included $0.4 million (or 0.1% of net revenues) in accelerated depreciation associated with the 2011 restructuring initiatives also described above. The balance of the increase results from depreciation on assets placed in service over the last year.

Results of operations are a loss of $3.9 million (or 0.7% of net revenues) for the three months ended June 30, 2012, compared to income of $48.8 million for the corresponding 2011 period.  The loss from operations for the three months ended June 30, 2012 includes a goodwill impairment charge of $18.0 million (or 3.3% of net revenues) related to the Basel clinic, which is included in our early development segment results, as well as the restructuring charges of $9.7 million (or 1.8% of net revenues) and the inventory impairment charge of $20.8 million (or 3.8% of net revenues) discussed above.  Income from operations for the three months ended June 30, 2011 included $4.6 million (or 0.9% of net revenues) in costs associated with the 2011 restructuring initiatives described above.

Results of operations from Covance’s early development segment for the three months ended June 30, 2012 decreased $64.0 million to a loss of $33.1 million, compared to income of $30.9 million for the corresponding 2011 period. As a percentage of net revenues, early development results of operations declined from 13.3% of early development net revenues in the three months ended June 30, 2011 to (15.1%)  in the corresponding 2012 period.  The decline in results of operations in Covance’s early development segment for the three months ended June 30, 2012 is driven by the lower revenue in toxicology, the 2012 restructuring actions of $9.2 million (or 4.2% of segment net revenues), the goodwill impairment charge of $18.0 million (or 8.2% of segment net revenues) and an inventory impairment charge of $20.8 million (or 9.5% of segment net revenues), partially offset by the inclusion in the 2011 three month period of $2.0 million in costs (0.9% of segment net revenues) associated with the 2011 restructuring initiatives described above.

Income from operations from Covance’s late-stage development segment for the three months ended June 30, 2012 increased 20.3% or $11.5 million to $68.0 million as compared to $56.5 million for the corresponding 2011 period. As a percentage of net revenues, late-stage development income from operations increased 140 basis points from 19.7% of late-stage development net revenues in the three month period ended June 30, 2011 to 21.1% of net revenues in the corresponding 2012 period, driven by the increase in revenue in both Phase II-IV clinical development and central laboratories.  Income from operations for the three months ended June 30, 2012 includes restructuring charges of $0.2 million (or 0.1% of segment net revenues).  Income from operations from Covance’s late-stage development segment for the three months ended June 30, 2011 included $0.7 million (or 0.3% of segment net revenues) in costs associated with the 2011 restructuring initiatives described above.

Corporate expense increased $0.2 million to $38.9 million or 7.2% of net revenues for the three months ended June 30, 2012 as compared to $38.7 million or 7.5% of net revenues for the corresponding 2011 period.  Corporate expenses for the three months ended June 30, 2012 includes restructuring charges of $0.3 million (or 0.1% of net revenues).  Corporate expenses for the three months ended June 30, 2011 included $1.8 million (or 0.4% of net revenues) in costs associated with the 2011 restructuring initiatives described above.  Also included in corporate expense is stock-based compensation expense of $9.0 million or 1.7% of net revenues for the three months ended June 30, 2012, as compared to $9.8 million or 1.9% of net revenues for the corresponding 2011 period.

Other expense, net increased $8.4 million to $9.3 million for the three months ended June 30, 2012 from $0.9 million for the corresponding 2011 period.  The primary driver of the increase is an impairment charge of $7.4 million associated with an equity method investment in a supplier of research products recorded in the three months ended June 30, 2012.  Net foreign exchange transaction losses increased $0.5 million, to $0.8 million during the 2012 period from $0.3 million in the corresponding 2011 period.  Net interest expense increased $0.3 million to $0.9 million during the 2012 period from $0.6 million for the corresponding 2011 period.

Covance’s effective tax rate for the three months ended June 30, 2012 was 4.6% compared to 20.9% for the corresponding 2011 period.  Covance’s effective tax rate for the three months ended June 30, 2012 includes a tax benefit of $6.4 milion associated with a $20.8 million inventory impairment charge and a tax benefit of $3.1 million associated with the $9.7 million of 2012 cost reduction actions incurred predominantly in the United States.  There was no tax benefit recorded for either the $18.0 million goodwill impairment or the $7.4 million equity investment impairment.  Covance’s effective tax rate for the three months ended June 30, 2011 included a tax benefit of $1.6 million on $4.6 million in restructuring charges incurred predominantly in the United States.  The remaining year-over- year decrease in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and to the impact of tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the three months ended June 30, 2012, Covance recognized a loss of $0.1 million versus a loss of $0.2 million in the corresponding 2011 period, representing its share of Noveprim’s losses, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance.

The net loss was $12.7 million for the three months ended June 30, 2012 compared to net income of $37.6 million for the corresponding 2011 period.  The net loss for the three months ended June 30, 2012 includes $39.7 million, net of tax, of impairment charges for goodwill, inventory and an equity investment, and $6.5 million, net of tax, of restructuring charges. The net income in the three months ended June 30, 2011 included restructuring charges totaling $3.0 million, net of tax.

Six months Ended June 30, 2012 Compared with Six months Ended June 30, 2011.  Net revenues totaling $1.1 billion for the six months ended June 30, 2012 increased 5.2%, or 6.4% excluding the unfavorable impact of foreign exchange rate variances between both periods, as compared to $1.0 billion for the corresponding 2011 period.  Net revenues from Covance’s early development segment decreased 5.4%, or 4.7% excluding the unfavorable impact of foreign exchange rate variances between both periods. The decline in the early development segment was due to lower volumes in toxicology and research products, which was partially offset by growth in clinical pharmacology.  Net revenues from Covance’s late-stage development segment increased 13.8%, or 15.4% excluding the unfavorable impact of foreign exchange rate variances between both periods.  Growth in the late-stage development segment was led by the strong performance of our Phase II-IV clinical development services and increased volume in our central laboratory services.

Cost of revenue increased 10.2% to $784.7 million or 73.1% of net revenues for the six months ended June 30, 2012 as compared to $711.9 million or 69.8% of net revenues for the corresponding 2011 period.  Gross margins decreased by 330 basis points to 26.9% for the six months ended June 30, 2012 from 30.2% for the corresponding 2011 period due to an inventory impairment charge of $20.8 million (or 1.9% of net revenues) to write down certain preclinical inventory and the volume decrease in early development, which was only partially offset by strength in late-stage services.

Overall, selling, general and administrative expenses increased 3.4% to $171.6 million for the six months ended June 30, 2012 from $166.0 million for the corresponding 2011 period. As a percentage of net revenues, selling, general and administrative expenses decreased by 30 basis points to 16.0% for the six months ended June 30, 2012 from 16.3% for the corresponding 2011 period. Included in selling, general and administrative expenses during the six months ended June 30, 2012 is $8.5 million (or 0.8% of net revenues) in costs associated with the 2012 restructuring actions to better align capacity to preclinical market demand and further improve profitability going forward.  These actions include closing the Chandler, Arizona facility, as well as the Company’s clinical pharmacology facilities in Honolulu, Hawaii and, following the completion of customary employee consultations, in Basel, Switzerland, and a further reduction in the cost structure.  Included in selling, general and administrative expense during the six months ended June 30, 2011 was $9.6 million (or 0.9% of net revenues) in costs associated with the 2011 restructuring initiatives to rationalize capacity, reduce the cost of overhead and support functions and to streamline processes.  Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 10.6% to $57.2 million for the six months ended June 30, 2012 from $51.7 million for the corresponding 2011 period.  As a percentage of net revenues, depreciation and amortization increased by 20 basis points to 5.3% for the six months ended June 30, 2012 from 5.1% for the corresponding 2011 period.  Depreciation and amortization during the six months ended June 30, 2012 includes $1.2 million (or 0.1% of net revenues) in accelerated depreciation associated with the 2012 restructuring actions described above.  Depreciation and amortization during the six months ended June, 2011 included $0.8 million (or 0.1% of net revenues) in accelerated depreciation associated with the 2011 restructuring initiatives also described above. The balance of the increase results from depreciation on assets placed in service over the last year.

Income from operations decreased 53.5% to $42.2 million or 3.9% of net revenues for the six months ended June 30, 2012 from $90.7 million or 8.9% of net revenues for the corresponding 2011 period.  Income from operations for the six months ended June 30, 2012 includes a goodwill impairment charge of $18.0 million (or 1.7% of net revenues) related to the Basel clinic, which is included in our early development segment results, as well as the restructuring charges of $9.7 million (or 0.9% of net revenues) and the inventory impairment charge of $20.8 million (or 1.9% of net revenues) discussed above.  Income from operations for the six months ended June 30, 2011 included $10.4 million (or 1.0% of net revenues) in costs associated with the 2011 restructuring initiatives described above.

Results of operations from Covance’s early development segment for the six months ended June 30, 2012 decreased $76.3 million to a loss of $21.8 million, compared to income of $54.5 million for the corresponding 2011 period. As a percentage of net revenues, early development results of operations declined from 12.0% of early development net revenues in the six months ended June 30, 2011 to (5.1%) in the corresponding 2012 period.  The decline in results of operations in Covance’s early development segment for the six months ended June 30, 2012 is driven by the lower revenue in toxicology, the 2012 restructuring actions of $9.2 million (or 2.1% of segment net revenues), the goodwill impairment charge of $18.0 million (or 4.2% of segment net revenues) and the inventory impairment charge of $20.8 million (or 4.8% of segment net revenues), partially offset by the inclusion in the 2011 six month period of $4.9 million in costs (1.1% of segment net revenues) associated with the 2011 restructuring initiatives described above.

Income from operations from Covance’s late-stage development segment for the six months ended June 30, 2012 increased 25.7% or $28.7 million to $140.5 million as compared to $111.8 million for the corresponding 2011 period. As a percentage of net revenues, late-stage development income from operations increased 210 basis points from 19.8% of late-stage development net revenues in the six month period ended June 30, 2011 to 21.9% of net revenues in the corresponding 2012 period, driven by the increase in revenue in both Phase II-IV clinical development and central laboratories.  Income from operations for the six months ended June 30, 2012 includes restructuring charges of $0.2 million (or 0.03% of segment net revenues). In addition, income from operations from Covance’s late-stage development segment for the six months ended June 30, 2011 included $1.7 million (or 0.3% of segment net revenues) in costs associated with the 2011 restructuring initiatives described above.

Corporate expense increased $0.9 million to $76.5 million or 7.1% of net revenues for the six months ended June 30, 2012 as compared to $75.6 million or 7.4% of net revenues for the corresponding 2011 period.  Corporate expenses for the six months ended June 30, 2012 includes restructuring charges of $0.3 million (or 0.03% of net revenues). Corporate expenses for the six months ended June 30, 2011 included $3.8 million (or 0.4% of net revenues) in costs associated with the 2011 restructuring initiatives described above.  Also included in corporate expense is stock-based compensation expense of $19.4 million or 1.8% of net revenues for the six months ended June 30, 2012, as compared to $18.9 million or 1.9% of net revenues for the corresponding 2011 period.

Other expense, net increased $8.6 million to $10.0 million for the six months ended June 30, 2012 from $1.4 million for the corresponding 2011 period.  The primary driver of the increase is an impairment charge of $7.4 million associated with an equity method investment in a supplier of research products recorded in the 2012 period.  Net foreign exchange transaction losses increased $0.9 million, to $1.0 million during the 2012 period from $0.1 million in the corresponding 2011 period.  Net interest expense increased $0.1 million to $1.4 million during the 2012 period from $1.3 million for the corresponding 2011 period.

Covance’s effective tax rate for the six months ended June 30, 2012 was 28.6% compared to 20.9% for the corresponding 2011 period.  Covance’s effective tax rate for the six months ended June 30, 2012 includes a tax benefit of $6.4 million associated with a $20.8 million inventory impairment charge and a tax benefit of $3.1 million associated with the $9.7 million of 2012 cost reduction actions incurred predominantly in the United States. There was no tax benefit recorded for either the $18.0 million goodwill impairment or the $7.4 million equity investment impairment. Covance’s effective tax rate for the six months ended June 30, 2011 included a tax benefit of $3.7 million on $10.4 million in restructuring charges incurred predominantly in the United States.  The remaining year-over- year decrease in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and to the impact of tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the six months ended June 30, 2012, Covance recognized income of $17 thousand versus a loss of $0.2 million in the corresponding 2011 period, representing its share of Noveprim’s earnings/losses, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance.

Net income of $23.0 million for the six months ended June 30, 2012 decreased $47.4 million or 67.3% as compared to $70.4 million for the corresponding 2011 period.  Net income for the six months ended June 30, 2012 includes $39.7 million, net of tax, of impairment charges for goodwill, inventory and an equity investment, and $6.5 million, net of tax, of restructuring charges. Net income for the six months ended June 30, 2011 included restructuring charges totaling $6.7 million, net of tax.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2012 and December 31, 2011 were $397.8 million and $389.1 million, respectively.  Amounts held by foreign subsidiaries were approximately $383 million and $367 million at June 30, 2012 and December 31, 2011, respectively, primarily in Swiss Francs, British Pounds and Euros. Foreign cash balances generally result from unremitted foreign earnings, which the Company intends to leave invested indefinitely outside of the United States. If the Company were to remit such earnings to the United States, it would be subject to additional United States income taxes. Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions which carry a Moody’s rating of A1 P1 or better.  Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. On March 7, 2012, Covance amended its credit facility, which was not due to expire until October 2015, in order to, in part, provide sufficient liquidity to finance purchases under its recently authorized share buyback program, as well as to secure more favorable financing rates.  The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $500 million.  At June 30, 2012, there were $330 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  At December 31, 2011, there were $30 million of outstanding borrowings and $2.6 million of outstanding letters of credit under the previous credit agreement.  Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points.  Interest on all outstanding borrowings under the previous credit agreement was based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 1.50% per annum and 1.68% per annum during the three and six months ended June 30, 2012, respectively.  Interest on outstanding borrowings approximated 2.33% per annum and 2.37% per annum during the three and six months ended June 30, 2011, respectively. Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five-year term.  The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At June 30, 2012, Covance was in compliance with the terms of the Credit Agreement.  Covance believes cash on hand plus cash from operations and available borrowings under the Credit Agreement will provide sufficient liquidity for the foreseeable future.

During the six months ended June 30, 2012, Covance’s operations provided net cash of $82.1 million, a decrease of $6.7 million from the corresponding 2011 period.  The change in net operating assets used $47.2 million in cash during the six months ended June 30, 2012, primarily due to a net increase in other assets and liabilities and unbilled services, combined with a decrease in accrued liabilities, partially offset by an increase in unearned revenue.  The change in net operating assets used $49.0 million in cash during the six months ended June 30, 2011, primarily due to an increase in accounts receivable and unbilled services, as well as a reduction in income taxes payable, partially offset by an increase in accrued liabilities and accounts payable.  Covance’s ratio of current assets to current liabilities was 1.32 at June 30, 2012 and 2.02 at December 31, 2011.

Investing activities for the six months ended June 30, 2012 used $68.4 million, compared to $50.4 million for the corresponding 2011 period.  Capital spending for the first six months of 2012 totaled $69.3 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Approximately $43.4  million of capital spending in the first six months of 2012 represents expenditures associated with assets that have not yet been placed in service at June 30, 2012. Capital spending for the corresponding 2011 period totaled $50.5 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.

Financing activities for the six months ended June 30, 2012 provided $1.4 million, compared to a use of $39.9 million in the corresponding 2011 period.  Cash received from financing activities during the six months ended June 30, 2012 included $300 million of net borrowings under the Credit Agreement, $3.1 million in proceeds from the exercise of stock options and $0.4 million in excess tax benefits realized on the exercise of stock options.  Partially offsetting these items was $294.8 million used to purchase 6,238,696 shares of common stock into treasury in connection with share buyback programs authorized by Covance’s Board of Directors and $7.3 million for the purchase into treasury of 152,371 shares in connection with employee benefit plans, for an aggregate cost of $302.1 million. During the six months ended June 30, 2011, cash used for financing activities included the repayment of $35.0 million on the revolver portion and $5.0 million on the term loan portion of the prior credit agreement.  In addition, $7.5 million was used to purchase into treasury 130,030 shares of common stock in connection with employee benefit plans.  Partially offsetting these items were $5.3 million in proceeds from the exercise of stock options, $1.6 million from employee contributions to the Company’s employee stock purchase plan and $0.7 million in excess tax benefits realized on the exercise of stock options.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the six months ended June 30, 2012, approximately 48% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derive a large portion of our net revenues from international operations. For the six months ended June 30, 2012, we derived approximately 48% of our net revenues from operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities as reported on a settlement date basis during the quarter ended June 30, 2012 were as follows:

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under 2012 Repurchase Program
April 1, 2012 – April 30, 2012	—	—	—	$58.1 million
May 1, 2012 – May 31, 2012	—	—	—	$58.1 million
June 1, 2012 – June 30, 2012	385,372	$46.71	385,372	$40.1 million
Total	385,372	$46.71	385,372

In January 2012, the Covance Board of Directors authorized the repurchase of up to $300 million of the Company’s outstanding common stock (the “2012 Repurchase Program”).

Item 6.  Exhibits

31.1                 Certification – Joseph L. Herring. Filed herewith.

31.2                 Certification – Alison A. Cornell. Filed herewith.

32.1                 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joseph L. Herring. Filed herewith.

32.2                 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Alison A. Cornell. Filed herewith.

101                  The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: August 3, 2012	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 3, 2012
Joseph L. Herring

/s/ Alison A. Cornell	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)	August 3, 2012
Alison A. Cornell

/s/ Brian H. Nutt	Principal Accounting Officer	August 3, 2012
Brian H. Nutt

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification – Joseph L. Herring. Filed herewith.

31.2	Certification – Alison A. Cornell. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Alison A. Cornell. Filed herewith.

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.