Form 10-Q
period 2012-09-30
COVANCE INC
filed 2012-11-08
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 26, 2012, the Registrant had 54,728,079 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended September 30, 2012

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30,	December 31,
(Dollars in thousands)	2012	2011
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$441,372	$389,103
Accounts receivable	321,421	312,127
Unbilled services	141,020	114,095
Inventory	48,199	74,698
Deferred income taxes	54,635	52,078
Prepaid expenses and other current assets	173,917	144,809
Total Current Assets	1,180,564	1,086,910
Property and equipment, net	872,261	849,551
Goodwill	109,820	127,779
Other assets	48,637	43,768
Total Assets	$2,211,282	$2,108,008

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$38,958	$36,393
Accrued payroll and benefits	118,928	142,229
Accrued expenses and other current liabilities	141,344	119,308
Unearned revenue	234,152	202,210
Short-term debt	340,000	30,000
Income taxes payable	6,875	6,889
Total Current Liabilities	880,257	537,029
Deferred income taxes	21,299	42,295
Other liabilities	67,016	70,889
Total Liabilities	968,572	650,213
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock — Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized;78,807,030 and 78,127,480 shares issued and outstanding, including those held in treasury, at September 30, 2012 and December 31, 2011, respectively	788	781
Paid-in capital	725,727	689,584
Retained earnings	1,566,729	1,505,894
Accumulated other comprehensive income	15,004	4,622
Treasury stock at cost (24,098,057 and 17,284,287 shares at September 30, 2012 and December 31, 2011, respectively)	(1,065,538)	(743,086)
Total Stockholders’ Equity	1,242,710	1,457,795
Total Liabilities and Stockholders’ Equity	$2,211,282	$2,108,008

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2012	2011	2012	2011

Net revenues	$544,818	$543,254	$1,618,441	$1,563,460
Reimbursable out-of-pocket expenses	52,844	35,622	138,174	90,601
Total revenues	597,662	578,876	1,756,615	1,654,061

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	389,724	383,347	1,174,382	1,095,199
Reimbursable out-of-pocket expenses	52,844	35,622	138,174	90,601
Selling, general and administrative (excluding depreciation and amortization)	94,401	81,292	266,031	247,292
Depreciation and amortization	30,102	27,592	87,285	79,291
Goodwill impairment charge	—	—	17,959	—
Total costs and expenses	567,071	527,853	1,683,831	1,512,383
Income from operations	30,591	51,023	72,784	141,678

Other (income) expense, net:
Interest income	(636)	(552)	(1,674)	(1,357)
Interest expense	1,556	895	4,027	2,997
Foreign exchange transaction loss, net	281	777	1,301	892
Impairment of equity investment	—	—	7,373	—
Gain on sale of investment	(1,459)	—	(1,459)	—
Loss on sale of business	—	—	169	—
Other (income) expense, net	(258)	1,120	9,737	2,532

Income before taxes and equity investee results	30,849	49,903	63,047	139,146
Taxes on income	(6,971)	9,781	2,229	28,402
Equity investee earnings	—	547	17	305
Net income	$37,820	$40,669	$60,835	$111,049

Basic earnings per share	$0.70	$0.68	$1.10	$1.86

Weighted average shares outstanding - basic	53,687,748	59,695,336	55,206,190	59,596,294

Diluted earnings per share	$0.69	$0.67	$1.07	$1.82

Weighted average shares outstanding — diluted	55,201,552	60,926,604	56,701,280	61,093,960

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2012	2011	2012	2011

Net income	$37,820	$40,669	$60,835	$111,049

Other comprehensive income (loss), net of tax:
Currency translation gain (loss)	24,297	(38,434)	10,803	13,863
Unrealized gain (loss) on securities	2,404	(245)	3,292	551
Defined benefit pension plan:
Actuarial loss	(4,170)	—	(4,170)	—
Curtailment gain	457	—	457	—
Total other comprehensive income (loss), net of tax	22,988	(38,679)	10,382	14,414

Comprehensive income	$60,808	$1,990	$71,217	$125,463

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	Nine Months Ended September 30
(Dollars in thousands)	2012	2011

Cash flows from operating activities:
Net income	$60,835	$111,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,285	79,291
Non-cash impairment charges	44,610	—
Non-cash compensation expense associated with employee benefit and stock compensation plans	29,774	29,305
Deferred income tax benefit	(23,648)	(9,680)
Gain on sale of investment	(1,459)	—
Loss on sale of business	169	—
Loss on disposal of property and equipment	674	431
Equity investee earnings	(17)	(305)
Changes in operating assets and liabilities, net of businesses sold and acquired:
Accounts receivable	(10,404)	(23,396)
Unbilled services	(27,561)	(31,601)
Inventory	9,115	839
Accounts payable	2,565	6,184
Accrued liabilities	(1,396)	31,505
Unearned revenue	33,374	(4,688)
Income taxes payable	568	(13,988)
Other assets and liabilities, net	(51,581)	(33,992)
Net cash provided by operating activities	152,903	140,954
Cash flows from investing activities:
Capital expenditures	(105,199)	(86,289)
Proceeds from sale of investment	4,682	—
Other, net	1,006	(210)
Net cash used in investing activities	(99,511)	(86,499)
Cash flows from financing activities:
Net borrowings under revolving credit facility	310,000	55,000
Repayments under long-term debt	—	(97,500)
Stock issued under employee stock purchase and option plans	5,794	8,465
Purchase of treasury stock	(322,452)	(7,731)
Net cash used in financing activities	(6,658)	(41,766)
Effect of exchange rate changes on cash	5,535	9,783
Net change in cash and cash equivalents	52,269	22,472
Cash and cash equivalents, beginning of period	389,103	377,223
Cash and cash equivalents, end of period	$441,372	$399,695

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2011, 2010 and 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $84.7 million and $61.3 million at September 30, 2012 and December 31, 2011, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2012 and 2011

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

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value. This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2011 indicated that no reporting units were at significant risk for impairment. However, in the second quarter of 2012, Covance commenced actions to close its clinical pharmacology operations located in Basel, Switzerland and as a result determined the goodwill associated with the acquisition of the Basel clinic in March 2009 was impaired and recorded a charge of $18.0 million to write off the carrying value of the goodwill as of June 30, 2012. The Basel clinic is part of Covance’s Early Development segment and clinical pharmacology reporting unit, however, because the clinic was operated on a standalone basis and was not integrated into the reporting unit after its acquisition, the related goodwill was evaluated for impairment at the site level and not the reporting unit level. In light of the impairment recognized for the Basel clinic, the Company conducted an impairment analysis of the remaining goodwill in the clinical pharmacology reporting unit and determined there was no additional impairment resulting from this action. There were no other events or changes in circumstances through September 30, 2012 that warranted a reconsideration of our impairment test results.

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

September 30, 2012 and 2011

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

September 30, 2012 and 2011

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

As of September 30, 2012 and December 31, 2011, the balance of the reserve for unrecognized tax benefits was $7.6 million, including accrued interest of $0.6 million, and $16.4 million, including interest of $1.6 million, respectively, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus and deemed income.  The decrease in the reserve primarily relates to the settlement of various income tax audits across multiple jurisdictions.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax, state sales and use and other taxes.  The balance of this reserve was $1.1 million and $1.0 million at September 30, 2012 and December 31, 2011, respectively, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of September 30, 2012.

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

September 30, 2012 and 2011

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

In the third quarter of 2012, the Company remeasured its German defined benefit pension plan liability due to a reduction in plan participants resulting from cost reduction actions taken at its Muenster, Germany toxicology facility. The measurement resulted in a $5.4 million net increase to the liability, which reflects a $6.1 million actuarial loss, partially offset by a curtailment gain of $0.7 million. These adjustments were recognized as a component of accumulated other comprehensive income, net of tax of $1.9 million and $0.2 million, respectively. See Note 6.

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

In computing diluted EPS for the three months ended September 30, 2012 and 2011, the denominator was increased by 1,513,804 shares and 1,231,268, respectively, and for the nine months ended September 30, 2012 and 2011, the denominator was increased by 1,495,090 shares and 1,497,666 shares, respectively, representing the dilutive effect of all unvested restricted shares as well as those stock options outstanding at September 30, 2012 and 2011, with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended September 30, 2012 were options to purchase 3,360,418 shares of common stock at prices ranging from $48.16 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the nine months ended September 30, 2012 were options to purchase 3,233,348 shares of common stock at prices ranging from $47.27 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended September 30, 2011 were options to purchase 2,425,531 shares of common stock at prices ranging from $54.15 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the nine months ended September 30, 2011 were options to purchase 2,046,853 shares of common stock at prices ranging from $55.95 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the nine month periods ended September 30, 2012 and 2011 was $3.3 million and $3.0 million, respectively. Cash paid for income taxes for the nine month periods ended September 30, 2012 and 2011 totaled $28.8 million and $51.2 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the nine months ended September 30, 2012 and 2011 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $0.5 million and $0.8 million, respectively (a corresponding cash inflow of $0.5 million and $0.8 million, respectively, for both periods has been included in financing cash flows).

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 10.

3.  Treasury Stock

The Board of Directors has, from time to time, approved stock repurchase programs enabling Covance to repurchase shares of its common stock.  In January 2012, the Covance Board of Directors authorized the repurchase of up to $300 million of the Company’s outstanding common stock (the “2012 Repurchase Program”). This was in addition to 0.8 million shares remaining under a 3.0 million share buyback authorization approved by the Covance Board of Directors in 2007 (the “2007 Repurchase Program”).  At September 30, 2012, there was $20.1 million remaining for purchase of the Company’s outstanding common stock under the 2012 Repurchase Program.  In addition to the Board approved share repurchase programs, Covance also reacquires shares of its common stock when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.

The following table sets forth the treasury stock activity during the nine month periods ended September 30, 2012 and 2011:

	Nine Months Ended September 30
	2012		2011
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$314,787	6,654.0	$—	—
Employee benefit plans	7,665	159.8	7,731	134.4
Total	$322,452	6,813.8	$7,731	134.4

4.  Equity Investments

Covance held a minority equity position in Caprion Proteomics (“Caprion”), a privately held company headquartered in Montreal, Canada, since December 2008. In July 2012, Covance sold 100% of its holdings in Caprion for cash proceeds of approximately $4.7 million, resulting in a gain on the sale of its investment of approximately $1.5 million. The investment was previously included in other assets on the consolidated balance sheet.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million.  The excess of the purchase price over the underlying equity in Noveprim’s net assets at the date of acquisition of $13.8 million represented goodwill and was included in the carrying value of Covance’s investment.  During the fourth quarter of 2011, the investment was determined to have experienced an other-than-temporary impairment in value due to a decline in demand for the research products supplied by Noveprim. As a result, Covance recorded a $12.1 million impairment charge against the goodwill recognized upon the initial investment in Noveprim, to reduce the carrying value of the investment to its estimated fair value. Further, during the second quarter of 2012, the investment was determined to have experienced an additional impairment in value due to a further decline in demand for the research products supplied by Noveprim.  As a result, Covance recorded a $7.4 million impairment charge to write off the remaining carrying value of the investment as of June 30, 2012, net of the elimination of profit on inventory purchased from Noveprim. The Company suspended equity accounting for this investment as the carrying value of its investment is zero. The fair value in both of the above instances was measured with an income approach using internally developed estimates of future cash flows, which are Level 3 inputs under the fair value hierarchy. Previously, this investment was reflected in other assets on the consolidated balance sheet. During the three month period ended September 30, 2012, Covance did not recognize any share of Noveprim’s results, as equity accounting was suspended.  During the nine month period ended September 30, 2012, Covance recognized income of $17 thousand, representing its share of Noveprim’s earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance. During the three and nine month periods ended September 30, 2011, Covance recognized income of $0.5 million and $0.3 million, respectively, representing its share of Noveprim’s earnings, net of

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

the elimination of profit on inventory purchased from Noveprim and still on hand at Covance. The carrying value of Covance’s investment in Noveprim at December 31, 2011 was $10.4 million.

Covance has a minority equity position (less than 20%) in BioClinica, Inc. (“BIOC”) (Nasdaq GM:BIOC).  BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text.  As Covance owns less than a 20% interest in BIOC and does not exercise significant influence over the operating or financial decisions of BIOC, the investment is accounted for as an available-for-sale security.  The cost basis of Covance’s investment in BIOC is $1.4 million.  The carrying value of Covance’s investment in BIOC as of September 30, 2012 and December 31, 2011 was $15.1 million and $10.0 million, respectively, as determined based on quoted market prices in an active market. This investment is reflected in other assets on the consolidated balance sheet. The $5.1 million increase in the carrying value of the investment results in a $3.3 million increase in the unrealized gain on investment, net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. Accordingly, the balance in the unrealized gain on investment at September 30, 2012 and December 31, 2011 was $8.5 million and $5.2 million, net of tax, respectively.

5.  Credit Facilities

On March 7, 2012, Covance amended its credit facility, which was not due to expire until October 2015, in order to, in part, provide sufficient liquidity to finance purchases under its 2012 Repurchase Program, as well as to secure more favorable financing rates. The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $500 million.  At September 30, 2012, there were $340.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  At December 31, 2011, there were $30.0 million of outstanding borrowings and $2.6 million of outstanding letters of credit under the previous credit agreement.  Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points.  Interest on all outstanding borrowings under the previous credit agreement was based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 1.50% per annum and 1.60% per annum during the three and nine months ended September 30, 2012, respectively.  Interest on outstanding borrowings approximated 2.22% per annum and 2.33% per annum during the three and nine months ended September 30, 2011, respectively.  Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five-year term.

The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At September 30, 2012, Covance was in compliance with the terms of the Credit Agreement.

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

The components of net periodic pension cost for these plans for the three and nine month periods ended September 30, 2012 and 2011 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended September 30		Three Months Ended September 30
	2012	2011	2012	2011
Components of Net Periodic Pension Cost:
Service cost	$582	$1,083	$177	$201
Interest cost	1,925	2,023	165	157
Expected return on plan assets	(2,569)	(2,549)	—	—
Amortization of net actuarial loss	293	325	7	28
Expected participant contributions	—	(498)	—	—
Net periodic pension cost	$231	$384	$349	$386

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.60%	5.20%	5.40%	4.60%
Expected rate of return on assets	5.90%	6.50%	n/a	n/a
Salary increases	4.00%	4.50%	2.50%	2.50%

	United Kingdom Plans		German Plan
	Nine Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Components of Net Periodic Pension Cost:
Service cost	$1,745	$3,331	$547	$625
Interest cost	5,775	6,225	509	487
Expected return on plan assets	(7,707)	(7,843)	—	—
Amortization of net actuarial loss	879	999	23	88
Expected participant contributions	—	(1,532)	—	—
Net periodic pension cost	$692	$1,180	$1,079	$1,200

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.60%	5.20%	5.40%	4.60%
Expected rate of return on assets	5.90%	6.50%	n/a	n/a
Salary increases	4.00%	4.50%	2.50%	2.50%

In the third quarter of 2012, the Company remeasured its German defined benefit pension plan liability due to a reduction in plan participants resulting from cost reduction actions taken at its Muenster, Germany toxicology facility. The measurement resulted in a $5.4 million net increase to the liability, which reflects a $6.1 million actuarial loss, partially offset by a curtailment gain of $0.7 million. The actuarial loss is due primarily to a 190 basis point reduction in the discount rate, which decreased from 5.40% at December 31, 2011 to 3.50% at September 30, 2012. The curtailment gain reflects the impact of the reduction in plan participants as a result of the Muenster cost actions. The actuarial loss and curtailment gain were recognized as a component of accumulated other comprehensive income, net of tax of $1.9 million and $0.2 million, respectively.

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

The components of net periodic pension cost for the three and nine month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Components of Net Periodic Pension Cost:
Service cost	$369	$320	$1,108	$961
Interest cost	194	174	582	521
Amortization of prior service credit	(30)	(30)	(89)	(89)
Amortization of net actuarial loss	68	74	202	221
Net periodic pension cost	$601	$538	$1,803	$1,614

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.30%	4.40%	4.30%	4.40%
Salary increases	3.75%	3.75%	3.75%	3.75%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.

The components of net periodic post-retirement benefit cost for the three and nine month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2012		2011	2012		2011
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$25		$30	$73		$89
Interest cost	72		72	218		217
Amortization of net actuarial loss	9		7	28		22
Net periodic post-retirement benefit cost	$106		$109	$319		$328

Assumptions Used to Determine Net Periodic Post- retirement Benefit Cost:
Discount rate	4.60%		4.70%	4.60%		4.70%
Health care cost trend rate	8.00	%(a)	8.50%	8.00	%(a)	8.50%

(a) decreasing to ultimate trend of 5.00% in 2018

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

7.  Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

In May 2010, Covance’s shareholders approved the 2010 Employee Equity Participation Plan (the “2010 EEPP”) in replacement of the 2007 Employee Equity Participation Plan (the “2007 EEPP”).  Effective upon approval of the 2010 EEPP, no further grants or awards were permitted under the 2007 EEPP.  Shares remaining available for grant under the 2007 EEPP are available for grant under the 2010 EEPP.  The 2010 EEPP became effective on May 6, 2010 and will expire on May 5, 2020. The 2010 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2010 EEPP and to grant awards to employees of Covance. The 2010 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Shares granted, other than options or SARs, shall be counted against the shares available for grant based upon the ratio of 1.74 for every 1 share granted. The exercise period for stock options granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant. Beginning in 2012, options and restricted stock awards are generally granted with a pro rata four year vesting period, whereas previously, they were generally granted with a pro rata three year vesting period.  Performance-based stock awards generally vest over a three year period. The number of shares of Covance common stock initially available for grant under the 2010 EEPP totaled approximately 4.3 million plus approximately 1.3 million shares remaining available under the 2007 EEPP at the time the 2010 EEPP was approved.  All grants and awards under the 2007 EEPP remaining outstanding are now administered in accordance with the provisions of the 2007 EEPP out of shares issuable under the 2010 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights under the 2007 EEPP or the 2010 EEPP. At September 30, 2012 there were approximately 2.3 million shares remaining available for grants under the 2010 EEPP.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.  The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted average assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Expected stock price volatility	38%	37%	38%	37%
Range of risk free interest rates	0.03% - 2.01%	0.10% - 3.62%	0.03% - 2.01%	0.10% - 3.62%
Expected life of options (years)	5.2	4.8	5.2	4.8

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

September 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

Results of operations for the three month period ended September 30, 2012 include total stock-based compensation expense of $10.4 million ($7.1 million net of tax benefit of $3.3 million), $5.4 million of which has been included in cost of revenue and $5.0 million of which has been included in selling, general and administrative expenses.  Results of operations for the nine month period ended September 30, 2012 include total stock-based compensation expense of $29.8 million ($20.4 million net of tax benefit of $9.4 million), $15.5 million of which has been included in cost of revenue and $14.3 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended September 30, 2011 include total stock-based compensation expense of $10.4 million ($7.1 million net of tax benefit of $3.3 million), $5.2 million of which has been included in both cost of revenue and selling, general and administrative expenses.  Results of operations for the nine month period ended September 30, 2011 include total stock-based compensation expense of $29.3 million ($20.0 million net of tax benefit of $9.3 million), $14.8 million of which has been included in cost of revenue and $14.5 million of which has been included in selling, general and administrative expenses.

8.  Facility Consolidation and Other Cost Reduction Actions

2012 Actions

During 2012, Covance commenced additional restructuring actions in Early Development to better align capacity to preclinical market demand, as well as in its corporate and functional support infrastructure, to further improve profitability. These actions include the closure of the Company’s toxicology facility in Chandler, Arizona, its clinical pharmacology facilities in Honolulu, Hawaii and Basel, Switzerland, as well as a capacity and workforce reduction in Muenster, Germany and in its corporate and functional support infrastructure. During the three months ended September 30, 2012, Covance incurred costs totaling $14.1 million ($13.0 million of which has been included in selling, general and administrative expenses and $1.1 million of which has been included in depreciation and amortization).  During the nine months ended September 30, 2012, Covance incurred costs totaling $23.7 million ($21.4 million of which has been included in selling, general and administrative expenses and $2.3 million of which has been included in depreciation and amortization). These restructuring actions are expected to be completed in 2013.

The following table sets forth the restructuring costs incurred in connection with the 2012 actions during the three and nine month periods ended September 30, 2012:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Employee separation costs	$11,812	$19,594
Accelerated depreciation and amortization	1,084	2,293
Other costs	1,176	1,852
Total	$14,072	$23,739

The following table sets forth the restructuring costs by segment incurred in connection with the 2012 actions during the three and nine month periods ended September 30, 2012:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Early Development	$13,199	$22,396
Late-Stage Development	388	567
Corporate expenses	485	776
Total	$14,072	$23,739

Total costs for the 2012 actions are expected to approximate $39 million, including $25 million in employee separation costs, $5 million in lease and facility exit costs, $4 million in accelerated depreciation and amortization and $5 million in other costs. Costs by segment are expected to total $33 million in our early development segment, $2 million in our late-stage development segment and $4 million in corporate expenses.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

The following table sets forth the rollforward of the 2012 actions restructuring activity for the nine months ended September 30, 2012:

	Balance, Dec 31, 2011	Total Charges	Cash Payments	Other	Balance, Sep 30, 2012
Employee separation costs	$—	$19,594	$(6,864)	$342	$13,072
Accelerated depreciation and amortization	—	2,293	—	(2,293)	—
Other costs	—	1,852	(1,539)	(254)	59
Total	$—	$23,739	$(8,403)	$(2,205)	$13,131

Other costs include charges incurred in connection with transitioning services from sites being closed, legal and professional fees, primarily associated with employee related matters, as well as loss on disposal of assets.  Other activity in the reserve rollforward primarily reflects accelerated depreciation and amortization, the loss on disposal of assets and foreign exchange impacts as a result of the change in exchange rates between periods.

In addition to the above costs, in the third quarter of 2012, Covance recorded a $4.0 million charge associated with the expected settlement of an inventory supply agreement, which has been included in cost of sales in the early development segment.  During the nine months ended September 30, 2012, Covance recorded $24.8 million in charges to reflect the impairment of certain research product inventory based on current and expected future demand and for costs associated with the expected settlement of an inventory supply agreement. These costs have been included in cost of sales in the early development segment.

2010 and 2011 Actions

During the second quarter of 2010, Covance announced plans to reduce costs, primarily by closing and transitioning work conducted at its Austin, Texas Phase I clinic and Kalamazoo, Michigan research products facility into other more efficient locations. These actions were completed during 2010. During the fourth quarter of 2010, the Company announced plans to further rationalize capacity, reduce the cost of overhead and support functions and to streamline processes. These actions were completed during 2011.  During the three and nine months ended September 30, 2011, Covance incurred costs totaling $5.3 million and $15.7 million, respectively.  During the three months ended September 30, 2011, $4.2 million has been included in selling, general and administrative expenses and $1.1 million has been included in depreciation and amortization.  During the nine months ended September 30, 2011, $13.8 million has been included in selling, general and administrative expenses and $1.9 million has been included in depreciation and amortization.  During the three and nine months ended September 30, 2012, no restructuring costs were incurred and no further costs are expected to be incurred relating to the 2010 and 2011 actions.

The following table sets forth the restructuring costs incurred in connection with the 2010 and 2011 actions during the three and nine month periods ended September 30, 2011:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Employee separation costs	$1,040	$6,621
Lease and facility exit costs	1,820	1,820
Accelerated depreciation	1,054	1,864
Other costs	1,356	5,397
Total	$5,270	$15,702

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

The following table sets forth the restructuring costs incurred by segment in connection with the 2010 and 2011 actions during the three and nine month periods ended September 30, 2011:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Early Development	$1,855	$6,745
Late-Stage Development	2,057	3,723
Corporate expenses	1,358	5,234
Total	$5,270	$15,702

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

The following table sets forth the rollforward of the 2010 and 2011 actions restructuring activity for the nine months ended September 30, 2012:

	Balance, Dec 31, 2011	Total Charges	Cash Payments	Other	Balance, Sep 30, 2012
Employee separation costs	$5,908	$—	$(4,679)	$(330)	$899
Lease and facility exit costs	2,620	—	(1,614)	(51)	955
Other costs	1,834	—	(1,810)	(2)	22
Total	$10,362	$—	$(8,103)	$(383)	$1,876

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2012 and 2011

(dollars in thousands, unless otherwise indicated)

Segment revenues, operating income and total assets for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Early Development		Late-Stage Development		Other Reconciling Items		Total
Three months ended September 30, 2012
Total revenues from external customers	$220,751		$324,067		$52,844	(a)	$597,662
Operating income	$7,092	(d)	$64,429	(e)	$(40,930	)(b)	$30,591
Total assets	$1,134,956	(f)	$832,584		$243,742	(c)	$2,211,282

Three months ended September 30, 2011
Total revenues from external customers	$240,222		$303,032		$35,622	(a)	$578,876
Operating income	$33,163	(d)	$56,292	(e)	$(38,432	)(b)	$51,023
Total assets	$1,161,827		$743,256		$189,833	(c)	$2,094,916

Nine months ended September 30, 2012
Total revenues from external customers	$652,102		$966,339		$138,174	(a)	$1,756,615
Operating (loss) income	$(14,692	)(d)	$204,895	(e)	$(117,419	)(b)	$72,784
Total assets	$1,134,956	(f)	$832,584		$243,742	(c)	$2,211,282

Nine months ended September 30, 2011
Total revenues from external customers	$696,085		$867,375		$90,601	(a)	$1,654,061
Operating income	$87,648	(d)	$168,063	(e)	$(114,033	)(b)	$141,678
Total assets	$1,161,827		$743,256		$189,833	(c)	$2,094,916

(a)         Represents revenues associated with reimbursable out-of-pocket expenses.

(b)         Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense). Corporate expenses include restructuring costs of $485 and $776 for the three and nine months ended September 30, 2012, respectively, and restructuring costs of $1,358 and $5,234 for the three and nine months ended September 30, 2011, respectively.

(c)          Represents corporate assets.

(d)         Early Development operating income includes restructuring costs of $13,199 and costs associated with the expected settlement of an inventory supply agreement of $4,000 for the three months ended September 30, 2012. Early Development operating (loss) income includes restructuring costs of $22,396, an inventory impairment charge and costs associated with the expected settlement of an inventory supply agreement totaling $24,781, and a goodwill impairment charge of $17,959 for the nine months ended September 30, 2012.  Early Development operating (loss) income includes restructuring costs of $1,855 and $6,745 for the three and nine months ended September 30, 2011, respectively.

(e)          Late-Stage Development operating income includes restructuring costs of $388 and $567 for the three and nine months ended September 30, 2012, and restructuring costs of $2,057 and $3,723 for the three and nine months ended September 30, 2011, respectively.

(f)           Early Development total assets were impacted by an inventory impairment charge of $20,781, a goodwill impairment charge of $17,959, an impairment of an equity investment of $7,373 and the sale of an investment of $3,223 as of September 30, 2012.

10.  Subsequent Events

Covance completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s Phase II-IV clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the nine months ended September 30, 2012, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

As of September 30, 2012, the balance of the reserve for unrecognized tax benefits is $7.6 million, including accrued interest of $0.6 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, and deemed income. The decrease in the reserve primarily relates to the settlement of various income tax audits across multiple jurisdictions.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax, state sales and use and other taxes.  The balance of this reserve at September 30, 2012 is $1.1 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States.  Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of September 30, 2012.

Stock-Based Compensation.  The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 7 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Expected stock price volatility	38%	37%	38%	37%
Range of risk free interest rates	0.03% - 2.01%	0.10% - 3.62%	0.03% - 2.01%	0.10% - 3.62%
Expected life of options (years)	5.2	4.8	5.2	4.8

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value.  This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2011 indicated that no reporting units were at significant risk for impairment. However, in the second quarter of 2012, Covance commenced actions to close its clinical pharmacology operations located in Basel, Switzerland and as a result determined the goodwill associated with the acquisition of the Basel clinic in March 2009 was impaired and recorded a charge of $18.0 million to write off the carrying value of the goodwill as of June 30, 2012. The Basel clinic is part of Covance’s Early Development segment and clinical pharmacology reporting unit, however, because the clinic was operated on a standalone basis and was not integrated into the reporting unit after its acquisition, the related goodwill was evaluated for impairment at the site level and not the reporting unit level. In light of the impairment recognized for the Basel clinic, the Company conducted an impairment analysis of the remaining goodwill in the clinical pharmacology reporting unit and determined there was no additional impairment resulting from this action. There were no other events or changes in circumstances through September 30, 2012 that warranted a reconsideration of our impairment test results. However, changes in expectations as to the present value of a reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At September 30, 2012, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $42.3 million.

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

Results of Operations

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011.  Net revenues totaling $544.8 million for the three months ended September 30, 2012 increased 0.3%, or 4.1% excluding the unfavorable impact of foreign exchange rate variances between both periods, as compared to $543.3 million for the corresponding 2011 period.  Net revenues from Covance’s early development segment decreased 8.1%, or 7.2% excluding the unfavorable impact of foreign exchange rate variances between both periods. The decline in the early development segment was due primarily to lower volumes in toxicology, resulting in part from the closure of the Company’s Arizona and Virginia sites, research products and clinical pharmacology services.  Net revenues from Covance’s late-stage development segment increased 6.9%, or 13.1% excluding the unfavorable impact of foreign exchange rate variances between both periods.  Growth in the late-stage development segment was led by the strong performance of our Phase II-IV clinical development services and increased volume in our central laboratory services, which was partially offset by decreased volume in our market access services.

Cost of revenue increased 1.7% to $389.7 million or 71.5% of net revenues for the three months ended September 30, 2012 as compared to $383.3 million or 70.6% of net revenues for the corresponding 2011 period.  Gross margins decreased by 90 basis points to 28.5% for the three months ended September 30, 2012 from 29.4% for the corresponding 2011 period due primarily to a charge for costs associated with the expected settlement of an inventory supply agreement of $4.0 million (or 0.7% of net revenues).

Overall, selling, general and administrative expenses increased 16.1% to $94.4 million for the three months ended September 30, 2012 from $81.3 million for the corresponding 2011 period. As a percentage of net revenues, selling, general and administrative expenses increased by 230 basis points to 17.3% for the three months ended September 30, 2012 from 15.0% for the corresponding 2011 period. Included in selling, general and administrative expenses during the three months ended September 30, 2012 is $13.0 million (or 2.4% of net revenues) in costs associated with the 2012 restructuring actions to better align capacity to preclinical market demand and further improve profitability going forward. These actions include the closure of the Company’s toxicology facility in Chandler, Arizona, its clinical pharmacology facilities in Honolulu, Hawaii and Basel, Switzerland, as well as a capacity and workforce reduction in Muenster, Germany and in its corporate and functional support infrastructure.  Included in selling, general and administrative expense during the three months ended September 30, 2011 was $4.2 million (or 0.8% of net revenues) in costs associated with the 2011 restructuring initiatives to rationalize capacity, reduce the cost of overhead and support functions and to streamline processes.  Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 9.1% to $30.1 million for the three months ended September 30, 2012 from $27.6 million for the corresponding 2011 period.  As a percentage of net revenues, depreciation and amortization increased by 40 basis points to 5.5% for the three months ended September 30, 2012, from 5.1% for the corresponding 2011 period.  Depreciation and amortization during the three months ended September 30, 2012 includes $1.1 million (or 0.2% of net revenues) in accelerated depreciation associated with the 2012 restructuring actions described above.  Depreciation and amortization during the three months ended September 30, 2011 included $1.1 million (or 0.2% of net revenues) in accelerated depreciation associated with the 2011 restructuring initiatives also described above. The balance of the increase results from depreciation on assets placed in service over the last year.

Income from operations decreased 40.0% to $30.6 million (or 5.6% of net revenues) for the three months ended September 30, 2012, from $51.0 million (or 9.4% of net revenue) for the corresponding 2011 period. Income from operations for the three months ended September 30, 2012 included restructuring charges of $14.1 million (or 2.6% of net revenues) and costs associated with the expected settlement of an inventory supply agreement of $4.0 million (or 0.7% of net revenues).  Income from operations for the three months ended September 30, 2011 included $5.3 million (or 1.0% of net revenues) in costs associated with the 2011 restructuring initiatives described above.

Income from operations from Covance’s early development segment for the three months ended September 30, 2012 decreased 78.6% or $26.1 million to $7.1 million, compared to $33.2 million for the corresponding 2011 period. As a percentage of net revenues, early development results of operations declined from 13.8% of early development net revenues in the three months ended September 30, 2011 to 3.2% in the corresponding 2012 period.  The decline in results of operations in Covance’s early development segment for the three months ended September 30, 2012 was primarily driven by restructuring and other charges of $17.2 million (or 7.8% of segment net revenues) during the 2012 three month period versus $1.9 million (or 0.8% of segment net revenues) during the 2011 three month period, coupled with the lower revenue in toxicology, research products and clinical pharmacology services described above.

Income from operations from Covance’s late-stage development segment for the three months ended September 30, 2012 increased 14.5% or $8.1 million to $64.4 million as compared to $56.3 million for the corresponding 2011 period. As a percentage of net revenues, late-stage development income from operations increased 130 basis points from 18.6% of late-stage development net revenues in the three month period ended September 30, 2011 to 19.9% of net revenues in the corresponding 2012 period, driven by the increase in revenue in both Phase II-IV clinical development and central laboratories, partially offset by the decrease in revenue from market access services.  Income from operations for the three months ended September 30, 2012 includes restructuring charges of $0.4 million (or 0.1% of segment net revenues).  Income from operations from Covance’s late-stage development segment for the three months ended September 30, 2011 included $2.1 million (or 0.7% of segment net revenues) in costs associated with the 2011 restructuring initiatives described above.

Corporate expense increased $2.5 million to $40.9 million or 7.5% of net revenues for the three months ended September 30, 2012 as compared to $38.4 million or 7.1% of net revenues for the corresponding 2011 period.  Corporate expenses for the three months ended September 30, 2012 includes restructuring charges of $0.5 million (or 0.1% of net revenues) while corporate expenses for the three months ended September 30, 2011 included $1.3 million (or 0.3% of net revenues) in restructuring charges.  Also included in corporate expense is stock-based compensation expense which totaled $10.4 million or 1.9% of net revenues for each of the three months ended September 30, 2012 and 2011.

Other income, net increased $1.4 million to $0.3 million for the three months ended September 30, 2012 from an expense of $1.1 million for the corresponding 2011 period.  The primary driver of the increase is a gain on sale of investment of $1.5 million in the three months ended September 30, 2012. Net interest expense increased $0.6 million to $0.9 million during the 2012 period from $0.3 million in the corresponding 2011 period.  Net foreign exchange transaction losses decreased $0.5 million, to $0.3 million during the 2012 period from $0.8 million in the corresponding 2011 period.

Covance’s effective tax rate for the three months ended September 30, 2012 was a benefit of 22.6% compared to a provision of 19.6% for the corresponding 2011 period.  Covance’s effective tax rate for the three months ended September 30, 2012 includes a net tax benefit of $10.7 million primarily associated with the settlement of various income tax audits across multiple jurisdictions, $0.8 million associated with a reduction in the United Kingdom income tax rate, which resulted in a decrease in the Company’s United Kingdom net deferred tax liabilities and a $5.7 million benefit related to $18.1 million of 2012 restructuring cost actions and other charges.  Covance’s effective tax rate for the three months ended September 30, 2011 included a tax benefit of $1.9 million on $5.3 million in restructuring charges and a net tax benefit of $0.7 million associated primarily with a reduction in the future United Kingdom income tax rate, which resulted in a decrease in the Company’s United Kingdom net deferred tax liabilities.  The remaining year-over-year decrease in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and to the impact of tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the three months ended September 30, 2012, Covance did not recognize any share of Noveprim’s results, as the Company suspended equity accounting for this investment effective June 30, 2012 as the carrying value of its investment is zero.  For the three months ended September 30, 2011, Covance recognized income of $0.5 million, representing its share of Noveprim’s earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance.

Net income of $37.8 million for the three months ended September 30, 2012 decreased $2.9 million or 7.0% as compared to $40.7 million for the corresponding 2011 period.  Net income for the three months ended September 30, 2012 includes $9.6 million, net of tax, of restructuring charges and $2.8 million, net of tax, of costs associated with the expected settlement of an inventory supply agreement, partially offset by a benefit of $11.5 million for favorable tax items and a $1.0 million gain, net of tax on the sale of an investment. The net income in the three months ended September 30, 2011 included restructuring charges totaling $3.4 million, net of tax, and $0.7 million in favorable tax items.

Nine months Ended September 30, 2012 Compared with Nine months Ended September 30, 2011.  Net revenues totaling $1.62 billion for the nine months ended September 30, 2012 increased 3.5%, or 5.6% excluding the unfavorable impact of foreign exchange rate variances between both periods, as compared to $1.56 billion for the corresponding 2011 period.  Net revenues from Covance’s early development segment decreased 6.3%, or 5.6% excluding the unfavorable impact of foreign exchange rate variances between both periods. The decline in the early development segment was due primarily to lower volumes in toxicology, resulting in part from the closure of the Company’s Arizona and Virginia sites, and research products.  Net revenues from Covance’s late-stage development segment increased 11.4%, or 14.6% excluding the unfavorable impact of foreign exchange rate variances between both periods.  Growth in the late-stage development segment was led by the strong performance of our Phase II-IV clinical development services and increased volume in our central laboratory services, which was partially offset by decreased volume in our market access services.

Cost of revenue increased 7.2% to $1.2 billion or 72.6% of net revenues for the nine months ended September 30, 2012 as compared to $1.1 billion or 70.0% of net revenues for the corresponding 2011 period.  Gross margins decreased by 260 basis points to 27.4% for the nine months ended September 30, 2012 from 30.0% for the corresponding 2011 period due to an inventory impairment charge to write down certain preclinical inventory and costs associated with the expected settlement of an inventory supply agreement of $24.8 million (or 1.5% of net revenues) and the volume decrease in early development, which was only partially offset by strength in late-stage services.

Overall, selling, general and administrative expenses increased 7.6% to $266.0 million for the nine months ended September 30, 2012 from $247.3 million for the corresponding 2011 period. As a percentage of net revenues, selling, general and administrative expenses increased by 60 basis points to 16.4% for the nine months ended September 30, 2012 from 15.8%

for the corresponding 2011 period. Included in selling, general and administrative expenses during the nine months ended September 30, 2012 is $21.4 million (or 1.3% of net revenues) in costs associated with the 2012 restructuring actions to better align capacity to preclinical market demand and further improve profitability going forward.  These actions include the closure of the Company’s toxicology facility in Chandler, Arizona, its clinical pharmacology facilities in Honolulu, Hawaii and Basel, Switzerland, as well as a capacity and workforce reduction in Muenster, Germany and in its corporate and functional support infrastructure. Included in selling, general and administrative expense during the nine months ended September 30, 2011 was $13.8 million (or 0.9% of net revenues) in costs associated with the 2011 restructuring initiatives to rationalize capacity, reduce the cost of overhead and support functions and to streamline processes.  Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 10.1% to $87.3 million for the nine months ended September 30, 2012 from $79.3 million for the corresponding 2011 period.  As a percentage of net revenues, depreciation and amortization increased by 30 basis points to 5.4% for the nine months ended September 30, 2012 from 5.1% for the corresponding 2011 period.  Depreciation and amortization during the nine months ended September 30, 2012 includes $2.3 million (or 0.1% of net revenues) in accelerated depreciation associated with the 2012 restructuring actions described above.  Depreciation and amortization during the nine months ended September, 2011 included $1.9 million (or 0.1% of net revenues) in accelerated depreciation associated with the 2011 restructuring initiatives also described above. The balance of the increase results from depreciation on assets placed in service over the last year.

Income from operations decreased 48.6% to $72.8 million or 4.5% of net revenues for the nine months ended September 30, 2012 from $141.7 million or 9.1% of net revenues for the corresponding 2011 period.  Income from operations for the nine months ended September 30, 2012 includes a goodwill impairment charge of $18.0 million (or 1.1% of net revenues) related to the Basel clinic, which is included in our early development segment results, as well as the restructuring charges of $23.7 million (or 1.5% of net revenues) and the inventory impairment charge and costs associated with the expected settlement of an inventory supply agreement totaling $24.8 million (or 1.5% of net revenues) discussed above.  Income from operations for the nine months ended September 30, 2011 included $15.7 million (or 1.0% of net revenues) in costs associated with the 2011 restructuring initiatives described above.

Results of operations from Covance’s early development segment for the nine months ended September 30, 2012 decreased $102.3 million to a loss of $14.7 million, compared to income of $87.6 million for the corresponding 2011 period. As a percentage of net revenues, early development results of operations declined from 12.6% of early development net revenues in the nine months ended September 30, 2011 to (2.3%) in the corresponding 2012 period.  The decline in results of operations in Covance’s early development segment for the nine months ended September 30, 2012 was primarily driven by restructuring and other charges of $22.4 million (or 3.4% of segment net revenues) during the 2012 nine month period versus $6.7 million (or 1.0% of segment net revenues) during the 2011 nine month period, the goodwill impairment charge of $18.0 million (or 2.8% of segment net revenues) and the inventory impairment charge and costs associated with the expected settlement of an inventory supply agreement totaling $24.8 million (or 3.8% of segment net revenues), coupled with the lower revenue in toxicology and research products described above.

Income from operations from Covance’s late-stage development segment for the nine months ended September 30, 2012 increased 21.9% or $36.8 million to $204.9 million as compared to $168.1 million for the corresponding 2011 period. As a percentage of net revenues, late-stage development income from operations increased 180 basis points from 19.4% of late-stage development net revenues in the nine month period ended September 30, 2011 to 21.2% of net revenues in the corresponding 2012 period, driven by the increase in revenue in both Phase II-IV clinical development and central laboratories, partially offset by the decrease in revenue in market access services.  Income from operations for the nine months ended September 30, 2012 includes restructuring charges of $0.6 million (or 0.1% of segment net revenues). In addition, income from operations from Covance’s late-stage development segment for the nine months ended September 30, 2011 included $3.7 million (or 0.4% of segment net revenues) in costs associated with the 2011 restructuring initiatives described above.

Corporate expense increased $3.4 million to $117.4 million or 7.3% of net revenues for the nine months ended September 30, 2012 as compared to $114.0 million or 7.3% of net revenues for the corresponding 2011 period.  Corporate expenses for the nine months ended September 30, 2012 includes restructuring charges of $0.8 million (or 0.05% of net revenues) while corporate expenses for the nine months ended September 30, 2011 included $5.2 million (or 0.3% of net revenues) in restructuring charges.  Also included in corporate expense is stock-based compensation expense which totaled $29.8 million or 1.8% of net revenues for the nine months ended September 30, 2012, as compared to $29.3 million or 1.9% of net revenues for the corresponding 2011 period.

Other expense, net increased $7.2 million to $9.7 million for the nine months ended September 30, 2012 from $2.5 million for the corresponding 2011 period.  The primary driver of the increase is an impairment charge of $7.4 million associated with an equity method investment in a supplier of research products recorded in the 2012 period.  Net interest expense increased $0.8 million to $2.4 million during the 2012 period from $1.6 million for the corresponding 2011 period.  Net foreign exchange transaction losses increased $0.4 million, to $1.3 million during the 2012 period from $0.9 million in the corresponding 2011 period.  Partially offsetting the increase in expense was a gain on the sale of an investment of $1.5 million during the 2012 period.

Covance’s effective tax rate for the nine months ended September 30, 2012 was 3.5% compared to 20.4% for the corresponding 2011 period.  Covance’s effective tax rate for the nine months ended September 30, 2012 includes a net tax benefit of $10.7 million primarily associated with the settlement of various income tax audits across multiple jurisdictions, $0.8 million associated with a reduction in the United Kingdom income tax rate, which resulted in a decrease in the Company’s United Kingdom net deferred tax liabilities and a $15.2 million benefit related to $48.5 million of 2012 restructuring cost actions and other charges. There was no tax benefit recorded for either the $18.0 million goodwill impairment or the $7.4 million equity investment impairment. Covance’s effective tax rate for the nine months ended September 30, 2011 included a tax benefit of $5.6 million on $15.7 million in restructuring charges and a net tax benefit of $0.7 million associated primarily with a reduction in the future United Kingdom income tax rate, which resulted in a decrease in the Company’s United Kingdom net deferred tax liabilities.  The remaining year-over-year decrease in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and to the impact of tax planning initiatives.

Covance has a 47% minority equity position in Noveprim Limited (“Noveprim”), a supplier of research products.  For the nine months ended September 30, 2012, Covance recognized income of $17 thousand versus $0.3 million in the corresponding 2011 period, representing its share of Noveprim’s earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance.  The Company suspended equity accounting for this investment effective June 30, 2012 as the carrying value of its investment is zero.

Net income of $60.8 million for the nine months ended September 30, 2012 decreased $50.2 million or 45.2% as compared to $111.0 million for the corresponding 2011 period.  Net income for the nine months ended September 30, 2012 includes $42.5 million, net of tax, of impairment charges for goodwill, inventory and an equity investment, as well as costs associated with the expected settlement of an inventory supply agreement.  In addition, the nine months ended September 30, 2012 includes $16.2 million, net of tax, of restructuring charges, partially offset by a tax benefit of $11.5 million of favorable tax items and a $1.0 million gain, net of tax on the sale of an investment.  Net income for the nine months ended September 30, 2011 included restructuring charges totaling $10.1 million, net of tax.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2012 and December 31, 2011 were $441.4 million and $389.1 million, respectively.  Amounts held by foreign subsidiaries were approximately $419 million and $367 million at September 30, 2012 and December 31, 2011, respectively, primarily in Swiss Francs, British Pounds and Euros. Foreign cash balances generally result from unremitted foreign earnings, which the Company intends to leave invested indefinitely outside of the United States. If the Company were to remit such earnings to the United States, it would be subject to additional United States income taxes. Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions which carry a Moody’s rating of A1 P1 or better.  Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. On March 7, 2012, Covance amended its credit facility, which was not due to expire until October 2015, in order to, in part, provide sufficient liquidity to finance purchases under its recently authorized share buyback program, as well as to secure more favorable financing rates.  The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $500 million.  At September 30, 2012, there were $340 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  At December 31, 2011, there were $30 million of outstanding borrowings and $2.6 million of outstanding letters of credit under the previous credit agreement.  Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points.  Interest on all outstanding borrowings under the previous credit agreement was based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 1.50% per annum and 1.60% per annum during the three and nine months ended September 30, 2012, respectively.  Interest on outstanding borrowings approximated 2.22% per annum and 2.33% per annum during the three and nine months ended September 30, 2011, respectively. Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five-year term.  The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At September 30, 2012, Covance was in compliance with the terms of the Credit Agreement.  Covance believes cash on hand plus cash from operations and available borrowings under the Credit Agreement will provide sufficient liquidity for the foreseeable future.

During the nine months ended September 30, 2012, Covance’s operations provided net cash of $152.9 million, an increase of $11.9 million from the corresponding 2011 period.  The change in net operating assets, net of business sold, used $45.3 million in cash during the nine months ended September 30, 2012, primarily due to a net increase in other assets and liabilities, unbilled services and accounts receivable, partially offset by an increase in unearned revenue.  The change in net operating assets, net of business acquired, used $69.0 million in cash during the nine months ended September 30, 2011, primarily due to an increase in unbilled services, accounts receivable, and other assets and liabilities, net, as well as a reduction in income taxes payable, partially offset by an increase in accrued liabilities.  Covance’s ratio of current assets to current liabilities was 1.34 at September 30, 2012 and 2.02 at December 31, 2011.

Investing activities for the nine months ended September 30, 2012 used $99.5 million, compared to $86.5 million for the corresponding 2011 period.  Capital spending for the first nine months of 2012 totaled $105.2 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Approximately $52.7 million of capital spending in the first nine months of 2012 represents expenditures associated with assets that have not yet been placed in service at September 30, 2012.  In addition, the Company received proceeds of approximately $4.7 million upon the sale of its holdings in Caprion in the nine months ended September 30, 2012. Capital spending for the corresponding 2011 period totaled $86.3 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.

Financing activities for the nine months ended September 30, 2012 used $6.7 million, compared to $41.8 million in the corresponding 2011 period.  Cash received from financing activities during the nine months ended September 30, 2012 included $310 million of net borrowings under the Credit Agreement, $5.3 million in proceeds from the exercise of stock options and $0.5 million in excess tax benefits realized on the exercise of stock options.  Partially offsetting these items was $314.8 million used to purchase 6,653,971 shares of common stock into treasury in connection with share buyback programs authorized by Covance’s Board of Directors and $7.7 million for the purchase into treasury of 159,799 shares in connection with employee benefit plans, for an aggregate cost of $322.5 million. During the nine months ended September 30, 2011, cash used for financing activities included the repayment and retirement of $97.5 million of outstanding debt on the term loan portion of the prior credit agreement.  In addition, $7.7 million was used to purchase into treasury 134,384 shares of common stock in connection with employee benefit plans.  Partially offsetting these items were net borrowings of $55.0 million on the revolver portion of the prior credit agreement, $6.0 million in proceeds from the exercise of stock options, $1.6 million from employee contributions to the Company’s employee stock purchase plan and $0.8 million in excess tax benefits realized on the exercise of stock options.

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

Forward-Looking Statements.  Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss or delay of large studies, risks associated with acquisitions and investments, the Company’s ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, testing mix and geographic mix of kit receipts in central laboratories, fluctuations in currency exchange rates, the realization of savings from the Company’s announced restructuring actions, the cost and pace of completion of our information technology projects and the realization of benefits therefrom, and other factors described in Covance’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the nine months ended September 30, 2012, approximately 48% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derive a large portion of our net revenues from international operations. For the nine months ended September 30, 2012, we derived approximately 48% of our net revenues from operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities as reported on a settlement date basis during the quarter ended September 30, 2012 were as follows:

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under 2012 Repurchase Program
July 1, 2012 – July 31, 2012	—	—	—	$40.1 million
August 1, 2012 – August 31, 2012	415,275	48.16	415,275	$20.1 million
September 1, 2012 – September 30, 2012	—	—	—	$20.1 million
Total	415,275	$48.16	415,275

In January 2012, the Covance Board of Directors authorized the repurchase of up to $300 million of the Company’s outstanding common stock (the “2012 Repurchase Program”).

Item 6.  Exhibits

31.1	Certification — Joseph L. Herring. Filed herewith.

31.2	Certification — Alison A. Cornell. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Alison A. Cornell. Filed herewith.

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: November 8, 2012	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board	November 8, 2012
Joseph L. Herring	and Chief Executive Officer
(Principal Executive Officer)

/s/ Alison A. Cornell	Corporate Vice President	November 8, 2012
Alison A. Cornell	and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian H. Nutt	Principal Accounting Officer	November 8, 2012
Brian H. Nutt

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification — Joseph L. Herring. Filed herewith.

31.2	Certification — Alison A. Cornell. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Alison A. Cornell. Filed herewith.

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.