Form 10-K
period 2012-12-31
COVANCE INC
filed 2013-02-27
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

                    Large Accelerated Filer   X      Accelerated Filer          Non-Accelerated Filer          Smaller Reporting Company

                    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No   X

                    The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was $2,629,859,159 on June 30, 2012, the last business day of Registrant's most recently completed second fiscal quarter.

                    As of February 15, 2013, the Registrant had 55,115,903 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                    Those portions of the Company's definitive Proxy Statement which are responsive to Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K are incorporated by reference into this Form 10-K.

 PART I

Item 1.    Business

General

                Covance Inc. is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical and biotechnology industries. We also provide laboratory testing services to the chemical, agrochemical and food industries. We believe Covance is one of the world's largest drug development services companies, based on annual net revenues, and one of a few that are capable of providing comprehensive global product development services. Covance maintains offices in more than 30 countries.

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

                Our strategy is to provide services that will generate high-quality and timely data in support of new drug approval or use expansion. We do this by developing and delivering innovative high-quality services that apply science, technology and global reach to capture, manage and integrate a vast array of drug development data. An increasing portion of our business is being provided through strategic, long-term arrangements with clients. These strategic arrangements began with dedicated laboratory testing services contracts for preclinical studies, in which our clients commit to purchasing a specific dollar amount of services in exchange for guaranteed long term access to a portion of our facilities. The trend towards dedicated service agreements and strategic collaborations has over time been moving from preclinical work to broader drug-development contracts, such as multi-year sole source central laboratory agreements and strategic clinical development alliances. Sole source contracts for central laboratory services benefit our clients by reducing the time and effort spent contracting services on a project-by-project basis. Under strategic clinical development alliances, a pharmaceutical sponsor contracts with one, two or three trusted clinical development providers to perform most outsourced clinical trial management activities, typically within selected therapeutic classes.

                In 2010, Covance entered into agreements with Sanofi to provide Sanofi with a broad range of early and late-stage drug development services over a ten year period as well as services at facilities Covance acquired from Sanofi in Porcheville, France and Alnwick, United Kingdom over a five year period. In 2011, the agreements were expanded to include other Sanofi subsidiaries. In total, estimated payments under the agreements range from $1.2 billion to $2.2 billion. In 2009, Covance acquired Merck & Co., Inc.'s ("Merck") Seattle, Washington-based gene expression laboratory, which performs genomic analysis services, and entered into a contract to supply services to Merck. In 2009, Covance entered into a seven year $42 million agreement with Kellogg Company for the provision of nutritional chemistry services in a facility in Battle Creek, Michigan. In 2008, Covance entered into a strategic research and development collaboration with Eli Lilly and Company ("Lilly"). Under this agreement, Covance acquired Lilly's 450 acre early development campus in Greenfield, Indiana. Covance agreed to provide Lilly with a broad range of drug development services over a ten year period for a minimum agreement value of $1.6 billion. Under this agreement, Lilly transferred responsibility to Covance for its non-GLP (Good Laboratory Practice) toxicology, in vivo pharmacology, quality control laboratory and imaging services. In addition, the agreement includes a committed level of clinical pharmacology, central laboratory, GLP toxicology studies and clinical Phase II-IV services.

                Operational Excellence.    Our goal is to consistently deliver outstanding service to our clients on a global scale through our platform focused on people, process and clients. As a drug development scientific services company, people are integral to our success. We work to recruit, develop and retain talented people through our "Compelling Offer" program which is designed to provide and encourage highly qualified people to initiate and build a career at Covance. We aim to enhance the effectiveness of these people with superior processes to efficiently deliver a high level of client service. We use Six Sigma and other proven improvement methodologies to optimize our processes to increase our cost competitiveness, eliminate variability in our client service levels and build competitive advantage. Finally, we seek to leverage consistent outstanding client service by building strategic relationships with our clients that drive growth and help sustain our competitive advantage. Across our people, process and clients platform, we seek to utilize technology to augment the talent of our people, to automate robust processes, and to link us more closely to our clients via proprietary systems such as Xcellerate®, StudyTracker® and LabLink.

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

                Acquisitions.    In addition to organic development of services, we consider acquisitions that are complementary to our existing services and that expand our ability to serve our clients. While we cannot exclude the possibility that we may opportunistically seek to take advantage of other situations, we generally expect acquisitions to enhance our existing services either qualitatively or geographically or to add new services that can be integrated with our existing services. In 2011, Covance acquired certain assets of TRAC Microbiology, Inc., a Wisconsin-based food microbiology and chemistry laboratory. In 2010, Covance acquired Sanofi's preclinical facilities in Porcheville, France and Alnwick, United Kingdom including its CMC (Chemistry, Manufacturing and Controls) services. In 2009, we purchased Merck's gene expression laboratory in Seattle, Washington. In 2008, we acquired Lilly's 450 acre early development campus in Greenfield, Indiana.

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

Early Development

Preclinical Services

                Our preclinical services include toxicology services, pharmaceutical chemistry, nutritional chemistry and related services. Our preclinical area has been a source of innovation by introducing new technologies for client access to data such as StudyTracker®, electronic animal identification, multimedia study reports and animal and test tube measures of induced cell proliferation or reproduction. StudyTracker® is an internet-based client access product which allows clients of toxicology, bioanalytical, metabolism and reproductive and developmental toxicology services to review study data and schedules on a near real-time basis. We have laboratories in locations which include Madison, Wisconsin and Greenfield, Indiana in the United States and Harrogate, United Kingdom; Alnwick, United Kingdom; Muenster, Germany; and Porcheville, France in Europe. In 2010, we opened our preclinical facility near Shanghai, China. We also have bioanalytical laboratories in the United States in Indianapolis, Indiana and Chantilly, Virginia, and an administrative and a sales office in Tokyo, Japan. In 2008, Covance purchased Lilly's 450 acre research campus in Greenfield, Indiana for cash payments totaling $51.6 million and is currently providing a number of services at that location, including non-GLP toxicology, in vivo pharmacology, quality control laboratory and imaging. Covance renovated a facility in Battle Creek, Michigan for nutritional chemistry services, which opened in 2010.

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

                Research Products.    We provide purpose-bred animals for biomedical research. The purpose-bred research animals we provide are purchased by pharmaceutical and biotechnology companies, university research centers and contract research organizations as part of required preclinical animal safety and efficacy testing. Through a variety of processes, technology and specifically constructed facilities, we provide purpose-bred, pre-acclimated and specific pathogen free animals that meet our clients' rigorous quality control requirements. Covance also has a dedicated animal biosafety level 2 (ABSL-2) containment vivarium to allow us to provide full service vaccine testing.

                Discovery and Translational Services.    We provide lead optimization services including custom immunology and polyclonal and monoclonal antibody services, metabolism studies and pharmacokinetic screening as well as non-GLP toxicology, in vivo pharmacology, imaging services and biomarker services. We provide high throughput GLP and non-GLP biomarker services and offer bioimaging capabilities and cardiac related biomarkers for animals and humans. We substantially enhanced our ability to provide discovery services in 2008 with our acquisition of Lilly's Greenfield, Indiana campus and in 2009 with our acquisition of Merck's gene expression laboratory in Seattle, Washington. In 2009, Covance formed a Biomarker Center of Excellence dedicated to the development, validation and testing of biomarkers. In 2011, we commenced offering discovery and translational services from Alnwick, United Kingdom and Shanghai, China.

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

Clinical Pharmacology Services

                We provide clinical pharmacology services, including first-in-human trials, and proof of concept studies of new pharmaceuticals at our four clinics located throughout the United States and our clinic in Leeds, United Kingdom.

Late-Stage Development

Central Laboratory Services

                We are the world's largest provider of central laboratory services. We have four central laboratories, one in each of the United States, Switzerland, Singapore and China that provide central laboratory services to biotechnology and pharmaceutical customers. We also have an alliance for central laboratory services testing in Japan with BML, Inc., a leading Japanese laboratory testing company.

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

                Our central laboratories have an automated kit production line that is located in the United States and supplies kits to investigator sites around the world. This system allows the flexibility to expand kit production volume more quickly and uses consistent methods to reduce supply variation for our clients. We have also automated many lab testing procedures over the last several years.

                In 2010, Covance opened a state-of-the-art biorepository facility in Greenfield, Indiana dedicated to long-term storage of clinical trial specimens. This facility is able to store a wide range of specimens, including plasma, serum, whole blood, DNA, PBMC and tissue.

Clinical Development Services

                We offer a comprehensive range of clinical trial services, including the full management of Phase II through IV clinical studies. We have extensive experience in the majority of therapeutic areas, and we provide the following core services either on an individual or aggregated basis to meet clients' needs: study design and modeling; coordination of study activities; trial logistics; monitoring of study site performance; clinical data management and biostatistical analysis; and medical writing and regulatory services.

                We have extensive experience in managing clinical trials in the North America, Europe, South America and Asia Pacific regions. These trials may be conducted separately or simultaneously as part of a multinational development plan. We can manage every aspect of clinical trials from clinical development plans and protocol design to New Drug Applications, among other supporting services. Over the last several years, clinical development services has continued its expansion into Eastern Europe, the Middle East, Asia Pacific and South America.

                In 2011, we launched Xcellerate®, a proprietary methodology designed to help optimize clinical trial performance to assist biopharmaceutical companies in improving quality, reducing waste, and decreasing trial timelines. The Xcellerate methodology enables us to make custom recommendations on site, investigator and geographic selection to enhance clinical trial design and execution.

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

Market Access Services

                We offer a wide range of reimbursement and healthcare economics consulting services, including outcomes and pharmacoeconomic studies, reimbursement planning, reimbursement advocacy programs, risk evaluation and mitigation strategy (REMS) services, registry services, specialty pharmacy services and managed market contracting services. Pharmaceutical, biotechnology and medical device manufacturers purchase these services from us to help optimize their return on research and development investments. We offer InTeleCenter® services that employ state of the art phone, internet and electronic media to manage customer communications. InTeleCenter programs include reimbursement hotlines, patient assistance programs and patient compliance REMS programs.

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

Customers and Marketing

                We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 2012, we served in excess of 1,000 biopharmaceutical companies, ranging from the world's largest pharmaceutical companies and biotechnology companies to small and start-up organizations.

                Other than one customer that accounted for 10.1% of our aggregate net revenue in 2012, no other customer accounted for ten percent or more of our aggregate net revenue. We had four customers accounting for more than five but less than ten percent of our net revenues. In our early development segment, one customer accounted for more than ten percent of net revenues and two customers accounted for more than five but less than ten percent of its aggregate net revenues. In our late-stage development segment, two customers accounted for more than ten percent of net revenues and four customers accounted for more than five but less than ten percent of aggregate net revenues.

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

                We also have contracts with minimum volume commitments with certain clients with initial terms that generally range in duration from three to ten years. Underlying these arrangements are individual project contracts for the specific services to be provided. These arrangements enable our clients to secure space in our facilities or time of our personnel in exchange for which they agree to provide a guaranteed annual minimum dollar value ("volume") of work. Under these types of arrangements, if the annual minimum volume commitment is not reached, the client is required to pay Covance for the shortfall. Progress towards the achievement of annual minimum volume guarantees is monitored throughout the year. Annual minimum guarantee shortfalls are not included in net revenues until the amount of the shortfall has been determined and agreed to by the client.

Backlog

                Some of our studies and projects are performed over an extended period of time, which may exceed several years. We maintain an order backlog to track anticipated net revenues yet to be earned for work that has not yet been performed. However, we do not maintain an order backlog for other services that are performed within a short period of time or where it is not otherwise practical or feasible to maintain an order backlog. Our aggregate backlog at December 31, 2012 and 2011 was $6.64 billion and $6.14 billion, respectively.

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

                In early development services, our most significant competitors include Charles River Laboratories International, Inc., Pharmaceutical Product Development, Inc., ("PPD"), WIL Research Laboratories, Inc., WuXi PharmaTech Inc. and MPI Research Inc., among others. In late-stage development services, our significant competitors include Quintiles Transnational Corp., PPD, Parexel International Corporation, INC Research, LLC, ICON plc, PRA International, inVentiv Health Clinical and Quest Diagnostics Incorporated, among others.

                There is competition for customers on the basis of many factors, including the following: reputation for on-time quality performance; expertise and experience in specific areas; scope of service offerings; strengths in various geographic markets; therapeutic areas; price; technological expertise and efficient drug development processes; ability to acquire, process, analyze and report data in a rapid and accurate manner; historic experience and relationships; ability to manage large-scale clinical trials both domestically and internationally; quality of facilities; expertise and experience in reimbursement and healthcare consulting; and size. We believe that we compete favorably in these areas.

Government Regulation

                Our laboratory services are subject to various regulatory requirements designed to ensure the quality and integrity of the testing processes. Covance's standard operating procedures are written in accordance with regulations and guidelines appropriate to the region and the nation where they will be used.

                The industry standards for conducting preclinical laboratory testing are embodied in the Good Laboratory Practice ("GLP") and for central laboratory operations in the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). The standards of GLP are required by the FDA, by the Department of Health in the United Kingdom, by the European Agency for the Evaluation of Medicinal Products ("EMEA") in Europe, by the SFDA in China and by similar regulatory authorities in other parts of the world. To help satisfy its compliance obligations, Covance has established quality assurance controls at its laboratory facilities which monitor ongoing compliance with GLP and CLIA.

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

                Our animal import and breeding facilities and toxicology facilities are also subject to a variety of U.S. federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations promulgated thereunder by the United States Department of Agriculture ("USDA") and corresponding rules and regulations in other countries. These facilities maintain detailed standard operating procedures and the documentation necessary to comply with applicable regulations for the humane treatment of the animals in their custody. Besides being licensed by the USDA as a dealer and/or research facility, as appropriate, these businesses are also accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International and have registered assurance with the United States National Institutes of Health Office of Laboratory Animal Welfare.

                The use of controlled substances in testing for drugs with a potential for abuse is regulated in the United States by the U.S. Drug Enforcement Administration and by similar regulatory bodies in other parts of the world. All Covance United States laboratories using controlled substances for testing purposes are licensed by the U.S. Drug Enforcement Administration.

                Our laboratories are subject to licensing and regulation under federal, state and local laws, as well as the law of other countries in which our laboratories operate, relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. All of our laboratories are subject to applicable laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency, the Resource Conservation and Recovery Act and similar laws outside the United States. Although we believe that Covance is currently in compliance in all material respects with such laws, failure to comply could subject Covance to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

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

                The United States and other national governments are concerned about the disclosure of confidential personal data and have addressed this concern with increased regulation. The European Union, or EU, prohibits certain disclosures of personal confidential information, including medical information, to any entity that does not comply with certain security safeguards. In the United States, various federal and state laws address the security and privacy of health and other personal information. We will continue to monitor our compliance with applicable regulations.

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

Employees

                At December 31, 2012, we had 11,790 employees, approximately 47% of whom were employed outside of the United States and 11,160 of whom were full time employees. Our records indicate that more than 100 of our employees hold M.D. degrees, more than 750 hold Ph.D. degrees, and more than 2,100 hold masters or other postgraduate degrees. We believe that Covance's relations with its employees are good.

Executive Officers

                Joseph L. Herring, 57, has been Covance's Chief Executive Officer since January 2005, and Chairman since January 2006. Mr. Herring was President and Chief Operating Officer from November 2001 to December 2004, and was Covance's Corporate Senior Vice President and President—Early Development Services from 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring spent 18 years at the American Hospital Supply/Baxter International/Caremark International family of healthcare service companies where he held a variety of senior leadership positions, culminating in the position of Vice President and General Manager of its oncology business. Mr. Herring has been a member of the Covance Board since 2004.

                William E. Klitgaard, 59, has been Covance's Corporate Senior Vice President and Chief Information Officer since May 8, 2012. Prior to that, Mr. Klitgaard was Covance's Corporate Senior Vice President, Chief Financial Officer and Treasurer since September 2000. From September 1999 to September 2000, Mr. Klitgaard was Covance's Corporate Vice President, Strategy and Corporate Development and Treasurer. From October 1996 to September 1999, Mr. Klitgaard was Covance's Corporate Vice President and Treasurer. Prior to that, Mr. Klitgaard was Treasurer at Kenetech Corporation in San Francisco, before which, Mr. Klitgaard had spent eleven years in positions of increasing responsibility with Consolidated Freightways Inc.

                Alison Cornell, 50, has been Covance's Corporate Vice President and Chief Financial Officer since May 8, 2012. Ms. Cornell was Vice President, Global Financial Planning and Analysis from March 2009 to May 7, 2012. Ms. Cornell joined Covance in August 2004 as Vice President, Late Stage Development Services. Prior to joining Covance, Ms. Cornell spent 19 years at AT&T where she held a variety of senior leadership positions.

                Richard Cimino, 53, has been Covance's Executive Vice President and Group President, Clinical Development since November 2010. From December 2004 through October 2010, Mr. Cimino was Corporate Senior Vice President and President—Clinical Development. Prior to that, Mr. Cimino was Covance's General Manager of Cardiac Safety Services commencing December 2003. Prior to that, Mr. Cimino was General Manager, America's Health Imaging Group and Corporate Vice President of Eastman Kodak Company.

                James W. Lovett, 48, has been Covance's Corporate Senior Vice President, General Counsel and Secretary since February 2003, has headed Covance's Nutritional Chemistry and Food Safety Services since January 2008 and has led Covance's Market Access Services since November 2010. From December 2001 to February 2003, Mr. Lovett was Corporate Vice President, General Counsel and Secretary of Covance. From 1997 to 2001, Mr. Lovett was with FMC Corporation in positions of increasing responsibility and, prior to that, was a partner in the law firm of McDermott, Will & Emery.

                Deborah L. Keller Tanner, 50, has been Covance's Executive Vice President and Group President, Research and Development Laboratories since November 2010. Ms. Keller Tanner was Corporate Senior Vice President and President—Global Central Laboratory Services from February 2006 through October 2010. Prior to that Ms. Keller Tanner was Covance's Global Vice President of Operations in Central Laboratory Services commencing in August 2001 and prior to that, Vice President—Analytical Services for Covance Laboratories—Europe. Ms. Keller Tanner has been with Covance for 25 years in positions of increasing responsibility.

                John E. Watson, 53, has been Covance's Corporate Senior Vice President, President of Strategic Partnering and Chief Commercial Officer since November 2010. Mr. Watson was Corporate Vice President and President—Strategic Partnering & Integrated Drug Development from January 2009 to November 2010. Prior to that, Mr. Watson was Covance's Vice President of Corporate Marketing & Sales. Mr. Watson has been with Covance in positions of increasing responsibility beginning in February 1999. Prior to joining Covance, Mr. Watson spent 12 years in roles of increasing responsibility within the Bristol-Myers Squibb companies.

                Brian H. Nutt, 43, has been Covance's Principal Accounting Officer and Director of External Reporting since May 2011. Mr. Nutt was Director, Corporate Finance from 2010 to 2011. Prior to that, Mr. Nutt was a Senior Manager, Corporate Finance. Prior to joining Covance in 2006, Mr. Nutt was Senior Director, Corporate Finance and Internal Audit for MedPointe Pharmaceuticals.

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

                The loss, reduction in scope or delay of a large contract or the loss, delay or conclusion of multiple contracts could materially adversely affect our business, although our contracts often entitle us to receive the costs of winding down the terminated projects, as well as all fees earned by us up to the time of termination.

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

                Our revenues depend greatly on the expenditures made by the pharmaceutical and biotechnology industries in research and development. In some instances, companies in these industries are reliant on their ability to raise capital in order to fund their research and development projects. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. If companies in these industries were to reduce the number of research and development projects they conduct or outsource, whether through inability to raise capital, industry trends, economic conditions or otherwise, our business could be materially adversely affected.

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

                Unfavorable global economic conditions, such as the recent recession in the United States and the financial crisis affecting the banking system and financial markets, could negatively affect our business. While it is difficult for us to predict the impact of general economic conditions on our business, unfavorable economic conditions could reduce customer demand for some of our services, which could cause our revenue to decline. Also, our customers, particularly smaller biotechnology companies which are especially reliant on the credit and capital markets, may not be able to obtain adequate access to credit or equity funding, which could affect their demand for our services and ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. For these reasons, among others, if economic conditions stagnate or decline, our operating results and financial condition could be adversely affected.

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

                In March 2010, the United States Congress enacted health care reform legislation intended to expand, over time, health insurance coverage and impose health industry cost containment measures. This legislation may significantly impact the pharmaceutical and biotechnology industries. In addition, governments in the United States and other nations may consider various types of health care reform in order to control growing health care costs. We are presently uncertain as to the effects of the recently enacted legislation on our business and are unable to predict what legislative proposals will be adopted in the future, if any.

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

                We depend on third parties to provide us with services critical to our business. The failure of any of these third parties to adequately provide the needed services including, without limitation, transportation services, could have a material adverse effect on our business.

Our revenues and earnings are exposed to exchange rate fluctuations.

                We derive a large portion of our net revenues from international operations. For the years ended December 31, 2012 and 2011, we derived approximately 49% and 48%, respectively, of our net revenues from operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results. In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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
  •
  errors or omissions from tests conducted for the agricultural, food, beverage and dietary supplement industries;
  •
  risks that animals in our breeding facilities may be infected with diseases that may be harmful and even lethal to themselves and humans despite preventive measures contained in our company policies for the quarantine and handling of imported animals; and
  •
  errors and omissions during a trial that may undermine the usefulness of a trial or data from the trial or study or may delay the entry of a drug to the market.

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

Hardware and software failures, delays in the operation of our computer and communications systems, the failure to implement system enhancements or cyber security breaches may harm our business.

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

Reliance on air transportation.

                Our central laboratories and certain of our other businesses are heavily reliant on air travel for transport of clinical trial kits and other material, research products, and people, and a significant disruption to the air travel system, or our access to it, could have a material adverse effect on our business.

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

Item 1B.    Unresolved Staff Comments

                None.

Item 2.    Properties

                Covance both owns and leases its facilities. Covance owns substantial facilities in the United States in Madison, Wisconsin and in Greenfield, Indiana, in Europe in Harrogate, United Kingdom, in Leeds, United Kingdom, in Alnwick, United Kingdom, in Porcheville, France and in Muenster, Germany for its early development services. Covance also owns a newly renovated facility in Battle Creek, Michigan used for nutritional chemistry services. In Asia, Covance owns a preclinical facility near Shanghai, China on land on which we have a 50 year land use right. Covance owns a substantial facility in Geneva, Switzerland and leases a substantial facility in the United States in Indianapolis, Indiana for its central laboratory services and leases facilities in Indianapolis, Indiana and Chantilly, Virginia for its bioanalytical services. Covance leases substantial facilities for its clinical development services in the United States in Princeton, New Jersey, and in the United Kingdom in Maidenhead. Covance also owns or leases other properties and facilities in the United States, Europe, South America and Asia Pacific. Covance believes that its facilities are adequate for its operations and that suitable additional space will be available when needed.

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

Quarter	High	Low
First Quarter 2011	$59.81	$49.97
Second Quarter 2011	$63.86	$54.87
Third Quarter 2011	$62.58	$44.36
Fourth Quarter 2011	$53.02	$42.86
First Quarter 2012	$49.68	$42.02
Second Quarter 2012	$50.93	$44.20
Third Quarter 2012	$49.51	$45.26
Fourth Quarter 2012	$59.31	$46.51

                As of February 15, 2013, there were 3,353 holders of record of Covance's common stock.

                Covance has not paid any dividends during 2012 or 2011. Covance does not currently intend to pay dividends, but rather, intends to reinvest earnings in its business.

Item 5a.    Performance Graph

                The graph below provides an indicator of cumulative total shareholder returns for Covance as compared with the Standard & Poor's 500 Stock Index® and the Standard & Poor's Health Care Sector Index®. The graph covers the period of time from December 31, 2007 through December 31, 2012 and assumes $100 was invested on December 31, 2007.

Item 6.    Selected Financial Data

                The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 2012, 2011, 2010, 2009 and 2008. This data has been derived from the audited consolidated financial statements of Covance. You should read this selected historical consolidated financial data in conjunction with Covance's audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report. Historical consolidated financial data may not be indicative of Covance's future performance. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                The information provided in the following table is on an "as reported" basis for all years presented, and includes the results of Covance's interactive voice and web response service offering ("IVR Services") through its divestiture on August 20, 2009. Items affecting comparability between periods have been noted in the following table.

	Year Ended December 31
	2012		2011		2010		2009		2008
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenues	$2,180,621		$2,095,938		$1,925,630		$1,867,634		$1,728,098
Reimbursable out-of-pocket expenses	185,138		140,508		112,843		94,992		98,969

Total revenues	2,365,759		2,236,446		2,038,473		1,962,626		1,827,067

Costs and expenses:
Cost of revenue	1,570,223		1,467,051		1,348,498		1,277,142		1,142,697
Reimbursable out-of-pocket expenses	185,138		140,508		112,843		94,992		98,969
Selling, general and administrative	358,854		343,044		307,386		270,593		250,180
Depreciation and amortization	117,708		105,214		103,024		91,289		71,571
Impairment charges	17,959		—		119,229		—		—

Total	2,249,882	(a)	2,055,817	(d)	1,990,980	(g)	1,734,016		1,563,417

Income from operations	115,877	(a)	180,629	(d)	47,493	(g)	228,610		263,650

Other expense (income), net:
Interest expense (income), net	3,506		1,979		52		201		(6,461)
Foreign exchange transaction loss (gain), net	1,474		1,248		3,649		245		(142)
Impairment of equity investment	7,373		12,119		—		—		—
Gain on sale of investment	(1,459)		—		—		—		—
Loss (gain) on sale of businesses	169		—		—		(9,681)		(4,070)

Other expense (income), net	11,063	(b)	15,346	(e)	3,701		(9,235	)(i)	(10,673	)(k)

Income before taxes and equity investee earnings	104,814	(a),(b)	165,283	(d),(e)	43,792	(g)	237,845	(i)	274,323	(k)
Tax expense (benefit)(l)	10,099	(c)	33,574	(f)	(23,655	)(h)	62,870	(j)	79,415
Equity investee earnings	17		480		807		907		1,852

Net income	$94,732	(a),(b),(c)	$132,189	(d),(e),(f)	$68,254	(g),(h)	$175,882	(i),(j)	$196,760	(k)

Basic earnings per share	$1.73		$2.22		$1.08		$2.76		$3.12
Diluted earnings per share	$1.68	(a),(b),(c)	$2.16	(d),(e),(f)	$1.06	(g),(h)	$2.73	(i),(j)	$3.08	(k)
Balance Sheet Data:
Working capital	$352,131		$549,881		$446,637		$474,928		$277,895
Total assets	$2,288,342		$2,108,008		$1,965,542		$1,974,944		$1,753,088
Long term debt	$—		$—		$97,500		$—		$—
Stockholders' equity	$1,307,192		$1,457,795		$1,279,821		$1,411,004		$1,194,849
Other Financial Data:
Gross margin	28.0%		30.0%		30.0%		31.6%		33.9%
Operating margin	5.3%		8.6%		2.5%		12.2%		15.3%
Net income margin	4.3%		6.3%		3.5%		9.4%		11.4%
Current ratio	1.40		2.02		1.89		2.18		1.60
Debt to equity	0.00		0.00		0.07		0.00		0.00
Book value per share	23.77		23.96		21.24		22.01		18.88
Net days sales outstanding	36		38		31		40		37

  (a)
  Includes restructuring costs ($33,930), an inventory write-down and costs associated with the expected settlement of an inventory supply agreement ($21,168) and goodwill impairment charges ($17,959) totaling $73,057 ($55,749 net of tax or $0.99 per diluted share).

  (b)
  Includes impairment of equity investment ($7,373) and gain on sale of investment $1,459 totaling $5,914 ($6,428 net of tax or $0.11 per diluted share).

  (c)
  Includes $11,501 or $0.20 per diluted share income tax benefit recorded in connection with favorable income tax matters.

  (d)
  Includes restructuring costs ($24,369) and costs associated with the termination of an inventory supply agreement and related inventory write-down ($10,287) totaling $34,656 ($23,197 net of tax or $0.38 per diluted share).

  (e)
  Includes impairment of equity investment totaling $12,119 ($12,119 net of tax or $0.20 per diluted share).

  (f)
  Includes $2,469 or $0.04 per diluted share income tax benefit recorded in connection with favorable income tax matters.

  (g)
  Includes asset impairment charges ($119,229) and restructuring costs ($28,030) totaling $147,259 ($93,604 net of tax or $1.45 per diluted share).

  (h)
  Includes a $17,298 or $0.27 per diluted share income tax benefit recorded in connection with the favorable resolution of several income tax matters and the recognition of previously unrecognized benefits.

  (i)
  Includes a $9,026 gain on 2009 sale of IVR Services ($5,867 net of tax or $0.09 per diluted share) and a $655 gain ($426 net of tax or $0.01 per diluted share) resulting from contingent consideration received in 2009 associated with the 2007 sale of Cardiac Safety Services related to transferred backlog.

  (j)
  Includes a $2,072 or $0.03 per diluted share income tax gain associated with the reduction of income tax reserves resulting from the completion of an income tax audit and the recognition of previously unrecognized tax benefits in jurisdictions where the period of review of filings has expired.

  (k)
  Includes a $4,070 gain ($2,646 net of tax or $0.05 per diluted share) resulting from contingent consideration received in 2008 associated with the 2007 sale of Cardiac Safety Services related to transferred backlog.

  (l)
  Includes the tax effect of the items listed in footnotes (a) through (k) above, as applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

                Covance is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical and biotechnology industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. The foregoing services comprise two reportable segments for financial reporting purposes: early development services, which includes discovery support services, preclinical and clinical pharmacology service offerings; and late-stage development services, which includes central laboratory, Phase II-IV clinical development and market access services. Although each segment has separate services within it, they can be and increasingly are, combined in integrated service offerings. Covance believes it is one of the largest drug development services companies, based on annual net revenues, and one of a few that is capable of providing comprehensive global product development services. Covance offers its clients high quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe this enables Covance's customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, Covance's comprehensive services and broad experience provide its customers with a variable cost alternative to fixed cost internal development capabilities.

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

                Covance does not have any individual significant contracts as pertains to revenue recognition. By way of background, at any point in time Covance is working on thousands of active client projects, which are governed by individual contracts. In addition, the Company had one customer that accounted for 10.1% of consolidated net revenues in 2012. There were no customers accounting for 10% or more of consolidated net revenues in 2011 or 2010. Covance serves in excess of 1,000 biopharmaceutical companies and has over 14,800 active client projects. Most projects are customized based on the needs of the client, the type of services being provided, therapeutic indication of the drug, geographic locations and other variables. Project specific terms related to pricing, billing milestones and the scope and type of services to be provided are generally negotiated and contracted on a project-by-project basis.

                Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment's Phase II-IV clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the years ended December 31, 2012, 2011 and 2010, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

                Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. In some cases, Covance bills the client for the total contract value in progress-based installments as certain non-contingent billing milestones are reached over the contract duration, such as, but not limited to, contract signing, initial dosing, investigator site initiation, patient enrollment or database lock. The term "billing milestone" relates only to a billing trigger in a contract whereby amounts become billable and payable in accordance with a negotiated predetermined billing schedule throughout the term of a project. These billing milestones are not performance-based (i.e., potential additional arrangement consideration tied to specific deliverables or performance). In other cases, billing and payment terms are tied to the passage of time (e.g., monthly billings). In either case, the total contract value and aggregate amounts billed to the client would be the same at the end of the project. While Covance attempts to negotiate terms that provide for billing and payment of services prior or within close proximity to the provision of services, this is not always the case, as evidenced by fluctuations in the levels of unbilled services and unearned revenue from period to period. While a project is ongoing, cash payments are not necessarily representative of aggregate revenue earned at any particular point in time, as revenues are recognized when services are provided, while amounts billed and paid are in accordance with the negotiated billing and payment terms.

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

                In other cases, services may be provided and revenue is recognized before the client is invoiced. In these cases, revenue recognized will exceed amounts billed, and the difference, representing an unbilled receivable, is recorded for this amount which is currently unbillable to the customer pursuant to contractual terms. Once the client is invoiced, the unbilled services are reduced for the amount billed, and a corresponding account receivable is recorded. All unbilled services are billable to customers within one year from the respective balance sheet date.

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

                Bad Debts.    Covance endeavors to assess and monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business. Covance maintains a provision for doubtful accounts relating to amounts due that may not be collected. This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant. Since the recorded bad debt provision is based upon management's judgment, actual bad debt write-offs may be greater or less than the amount recorded. Historically, bad debt write-offs have not been material. The allowance for doubtful accounts amounted to $6.2 million and $5.5 million at December 31, 2012 and 2011, respectively.

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

                Covance maintains a reserve for unrecognized tax benefits for income tax exposures, such as transfer pricing, nexus and deemed income, which is recorded as a long-term liability in other liabilities on the consolidated balance sheets. As of December 31, 2012 and 2011, the balance of the reserve for unrecognized tax benefits was $9.4 million and $16.4 million, respectively. Included in the balance of the reserve for unrecognized tax benefits as of December 31, 2012 and 2011 is accrued interest of $0.6 million and $1.6 million, respectively. During the year ended December 31, 2012, the reserve for unrecognized tax benefits decreased by $7.0 million, primarily associated with the settlement of various income tax audits, partially offset by the accrual of additional reserves of $2.4 million, primarily relating to transfer pricing and the accrual of interest on existing reserves. During the year ended December 31, 2011, the reserve for unrecognized tax benefits was increased by $1.4 million, resulting from the accrual of additional reserves of $3.8 million, primarily relating to transfer pricing and the accrual of interest on existing reserves, partially offset by $2.4 million in reductions due to settlements and the expiration of the period of review of filings in certain jurisdictions.

                Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest, for the years ended December 31, 2012, 2011 and 2010:

(dollars in millions)
Unrecognized tax benefits as of December 31, 2009	$16.0
Additions related to tax positions in the prior year	3.8
Additions related to tax positions in the current year	1.9
Reductions due to settlements and payments	(7.2)
Reductions due to statute expiration	(0.5)

Unrecognized tax benefits as of December 31, 2010	14.0
Additions related to tax positions in the current year	3.0
Reductions due to settlements and payments	(1.9)
Reductions due to statute expiration	(0.3)

Unrecognized tax benefits as of December 31, 2011	14.8
Additions related to tax positions in the current year	2.2
Reductions due to settlements and payments	(7.9)
Reductions due to statute expiration	(0.3)

Unrecognized tax benefits as of December 31, 2012	$8.8

                Any future changes in the liability for unrecognized tax benefits, resulting from the recognition of tax benefits, would impact the effective tax rate of Covance. Over the next twelve months, it is reasonably possible that the uncertainty surrounding up to $1.0 million, including accrued interest of $0.1 million, of the reserve for unrecognized tax benefits related to certain income taxes, deemed income and transfer pricing will be resolved as a result of the expiration of the statute of limitations or the conclusion of various federal, state and foreign tax audits.

                The following tax years remain open to investigation as of December 31, 2012, for the Company's major jurisdictions:

Tax Jurisdiction	Years
U.S. Federal and State	2007-2012
United Kingdom	2011-2012
Switzerland	2007-2012
Germany	2009-2012

                The Company also maintains a tax reserve related to exposures for non-income tax matters, including value-added tax, state sales and use and other taxes. The balance of this reserve at December 31, 2012 and 2011 was $1.1 million and $1.0 million, respectively, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheets.

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

                Covance's policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States, except for amounts remitted under the American Jobs Creation Act of 2004. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings totaling approximately $765 million at December 31, 2012.

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

                The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected stock price volatility	38%	37%	35%
Range of risk free interest rates	0.03% - 2.01%	0.10% - 3.62%	0.06% - 3.78%
Expected life of options (years)	5.2	4.8	4.7

                Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

                As of December 31, 2012, the total unrecognized compensation cost related to non-vested stock options granted was $19.0 million and is expected to be recognized over a weighted average period of 2.4 years, and the total unrecognized compensation cost related to non-vested performance-based shares and restricted stock awards was $38.0 million and is expected to be recognized over a weighted average period of 2.1 years.

                Impairment of Assets.    Covance reviews its long-lived assets, other than goodwill and other indefinite lived intangible assets, for impairment when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance's judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. During the fourth quarter of 2011, Covance determined that the carrying value of its equity method investment in a supplier of research products was no longer fully recoverable based upon changes in the research product market. The impairment was determined to be other-than-temporary and Covance recorded a charge of $12.1 million to reduce the carrying value of the equity investment to its estimated fair value as of December 31, 2011. Further, during the second quarter of 2012, the equity investment was determined to have experienced an additional impairment in value due to a further decline in demand for the research products from this supplier. As a result, Covance recorded a $7.4 million impairment charge to write off the remaining carrying value of the equity investment as of June 30, 2012, net of the elimination of profit on inventory purchased from this supplier. During the third quarter of 2010, Covance determined that long-lived assets used in its North American toxicology operations, located in Chandler, Arizona and Manassas, Virginia with carrying values of $182.7 million and $23.4 million, respectively, were no longer fully recoverable from the cash flows expected from those assets. Accordingly, as of September 30, 2010, Covance recorded an asset impairment charge totaling $119.2 million ($103.0 million of which relates to the Chandler, Arizona assets and $16.2 million relates to the Manassas, Virginia assets), representing the excess of the carrying value of those assets over their respective fair market values.

                Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value. This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. In the second quarter of 2012, Covance commenced actions to close its clinical pharmacology operations located in Basel, Switzerland and as a result determined the goodwill associated with the acquisition of the Basel clinic was impaired and recorded a charge of $18.0 million to write off the carrying value of the goodwill as of June 30, 2012. The Basel clinic is part of Covance's early development segment and clinical pharmacology reporting unit, however, because the clinic was operated on a standalone basis and was not integrated into the reporting unit after its acquisition, the related goodwill was evaluated for impairment at the site level and not the reporting unit level. The annual test for impairment performed for 2012, 2011 and 2010 indicated that no reporting units were at significant risk for impairment. However, changes in expectations as to the present value of a reporting unit's future cash flows might impact subsequent years' assessments of impairment.

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

                Set forth below is a discussion of the impact that (a) differences between assumed results and actual results and (b) assumption changes have had on our results of operations for the years ended December 31, 2012, 2011 and 2010 and on the financial position of the plans as of December 31, 2012 and 2011 for our United Kingdom defined benefit pension plans (the largest of our defined benefit-type pension plans).

	United Kingdom Plans
(dollars in millions)	2012	2011	2010	2009
Net periodic pension cost	$0.9	$1.6	$1.6	$2.0

Assumptions used to determine net periodic pension cost:
Discount rate	4.60%	5.20%	5.75%	6.25%
Expected rate of return on assets	5.90%	6.50%	6.75%	6.75%
Salary increases	4.00%	4.50%	4.50%	4.25%

                The movement in the net periodic benefit cost from period to period is attributable to the following:

	United Kingdom Plans
(dollars in millions)	2011 to 2012	2010 to 2011	2009 to 2010
Change in discount rate	$2.3	$2.1	$1.3
Change in rate of salary increases	0.1	—	(0.1)
Other, including differences between actual experience and assumptions used	(3.1)	(2.1)	(1.6)

Net change in periodic benefit cost	$(0.7)	$—	$(0.4)

	United Kingdom Plans
	2012	2011	2010
Assumptions used to determine benefit obligation:
Discount rate	4.60%	4.60%	5.20%
Salary increases	3.60%	4.00%	4.50%

                The change in the projected benefit obligation from period to period is attributable to the following:

	United Kingdom Plans
(dollars in millions)	2011 to 2012	2010 to 2011
Projected benefit obligation, beginning of year	$167.7	$156.6
Service/interest cost components of net periodic benefit cost in year	11.9	12.7
Benefits paid	(2.5)	(2.3)
Actuarial loss:
Decrease in discount rate	—	23.8
Other, including differences between actual experience and assumptions used	(2.4)	(25.0)
Foreign currency exchange rate changes	6.3	1.9

Projected benefit obligation, end of year	$181.0	$167.7

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

                Finally, Covance's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At December 31, 2012, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $52.1 million.

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

Results of Operations

                Year Ended December 31, 2012 Compared with Year Ended December 31, 2011.    Net revenues increased 4.0%, or 5.8% excluding the unfavorable impact of foreign exchange rate variances between both periods, to $2.18 billion for 2012 from $2.10 billion for 2011. Net revenues from Covance's early development segment decreased 6.6%, or 6.0% excluding the unfavorable impact of foreign exchange rate variances between both periods. The decline in the early development segment was due primarily to lower volumes in toxicology, clinical pharmacology, research products and discovery support, only partially offset by an increase in nutritional chemistry. Net revenues from Covance's late-stage development segment increased 12.5%, or 15.2% excluding the unfavorable impact of foreign exchange rate variances between both periods. Growth in the late-stage development segment was led by the continued strong performance of our Phase II-IV clinical development services on increased study activity and higher volumes in our central laboratory services, which was partially offset by decreased volume in our market access services.

                Cost of revenue increased 7.0% to $1.57 billion or 72.0% of net revenues for the year ended December 31, 2012 as compared to $1.47 billion or 70.0% of net revenues for the corresponding 2011 period. Gross margins decreased by 200 basis points to 28.0% for 2012 from 30.0% for the corresponding 2011 period due to an inventory charge to write down certain preclinical inventory and costs associated with the expected settlement of an inventory supply agreement of $21.2 million (or 1.0% of net revenues) and lower volumes in early development, which was only partially offset by margin expansion in late-stage services from the operating leverage on the volume increase.

                Overall, selling, general and administrative expenses increased 4.6% to $358.9 million for 2012 from $343.0 million for 2011. As a percentage of net revenues, selling, general and administrative expenses increased 10 basis points to 16.5% in 2012 from 16.4% in 2011. Included in selling, general and administrative expenses during 2012 is $30.5 million (or 1.4% of net revenues) in costs associated with the 2012 restructuring actions to better align capacity to preclinical market demand and further improve profitability going forward. These actions include the closure of the Company's toxicology facility in Chandler, Arizona, its clinical pharmacology facilities in Honolulu, Hawaii and Basel, Switzerland, as well as a capacity and workforce reduction in Muenster, Germany and in its corporate and functional support infrastructure. Included in selling, general and administrative expense during the corresponding 2011 period was $22.6 million (or 1.1% of net revenues) in costs associated with the 2011 restructuring initiatives to rationalize capacity, reduce the cost of overhead and support functions and to streamline processes, as well as $10.3 million (or 0.5% of net revenues) in costs associated with the termination of a long-standing inventory supply agreement and related inventory write-down. Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

                Depreciation and amortization increased 11.9% to $117.7 million for 2012 from $105.2 million for 2011. As a percentage of net revenues, depreciation and amortization increased by 40 basis points to 5.4% for the 2012 period from 5.0% for the corresponding 2011 period. Depreciation and amortization during the 2012 period includes $3.5 million (or 0.2% of net revenues) in accelerated depreciation associated with the restructuring initiatives described above, as compared to $1.8 million (or 0.1% of net revenues) in accelerated depreciation in the 2011 period. The balance of the growth results from an increase in assets placed in service over the last year.

                Income from operations decreased 35.8% to $115.9 million or 5.3% of net revenues for 2012 from $180.6 million or 8.6% of net revenues for the corresponding 2011 period. The 2012 period includes a goodwill impairment charge of $18.0 million (or 0.8% of net revenues) related to the Basel clinic, which is included in our early development segment results, as well as the restructuring charges of $33.9 million (or 1.6% of net revenues) and the inventory write-down and costs associated with the expected settlement of an inventory supply agreement totaling $21.2 million (or 1.0% of net revenues) discussed above. Income from operations for 2011 included restructuring costs of $24.4 million (or 1.2% of net revenues) and costs associated with the termination of an inventory supply agreement and related inventory write-down of $10.3 million (or 0.5% of net revenues).

                Income from operations from Covance's early development segment for the year ended December 31, 2012 decreased by $101.3 million to $4.0 million, compared to $105.3 million for the corresponding 2011 period. As a percentage of net revenues, early development income from operations decreased 1,080 basis points from 11.3% of early development net revenues in the 2011 period to 0.5% in the corresponding 2012 period. The decline in income from operations in Covance's early development segment for the 2012 period is primarily driven by restructuring and other charges of $30.3 million (or 3.5% of segment net revenues), the goodwill impairment charge of $18.0 million (or 2.1% of segment net revenues) and the inventory write-down and costs associated with the expected settlement of an inventory supply agreement totaling $21.2 million (or 2.4% of segment net revenues) versus restructuring costs of $11.4 million (or 1.2% of segment net revenues) and costs associated with the termination of an inventory supply agreement and related inventory write-down of $10.3 million (or 1.1% of segment net revenues) included in the 2011 period. In addition, the 2012 period reflects the impact of lower volume in toxicology, clinical pharmacology, research products and discovery support services, as described above.

                Income from operations from Covance's late-stage development segment for the year ended December 31, 2012 increased 22.7% or $51.3 million to $277.6 million as compared to $226.3 million for the corresponding 2011 period. As a percentage of net revenues, late-stage development income from operations increased 180 basis points from 19.4% of late-stage development net revenues in 2011 to 21.2% of net revenues in the corresponding 2012 period, resulting from operating leverage on the increase in volume in both Phase II-IV clinical development and central laboratories, partially offset by the decrease in volume in market access services. Income from operations from Covance's late-stage development segment for the 2012 period includes restructuring charges of $1.3 million (or 0.1% of segment net revenues) compared to $5.0 million (or 0.4% of net revenues) in the corresponding 2011 period.

                Corporate expense increased $14.7 million to $165.7 million or 7.6% of net revenues for the year ended December 31, 2012, as compared to $151.0 million or 7.2% of net revenues for the corresponding 2011 period driven primarily by higher information technology spending associated with the corporate components of the Company's strategic IT initiatives. Corporate expenses for the year ended December 31, 2012 includes restructuring charges of $2.3 million (or 0.1% of net revenues) compared to $8.0 million (or 0.4% of net revenues) included in the corresponding 2011 period. Also included in corporate expense is stock-based compensation expense which totaled $40.8 million (or 1.9% of net revenues) for the year ended December 31, 2012, as compared to $40.1 million (or 1.9% of net revenues) for the corresponding 2011 period.

                Other expense, net decreased $4.3 million to $11.1 million for the year ended December 31, 2012 from $15.3 million for the corresponding 2011 period. The largest driver of the reduction was lower impairment charges on an equity investment in a supplier of research products which totaled $7.4 million in 2012 versus $12.1 million in 2011. In addition, the 2012 period includes a gain on the sale of an investment of $1.5 million. Partially offsetting these reductions is an increase of $1.5 million in net interest expense to $3.5 million in the 2012 period from $2.0 million in the corresponding 2011 period due to higher average borrowing levels, an increase of $0.2 million in net foreign exchange transaction losses to $1.4 million in the 2012 period from $1.2 million in the corresponding 2011 period and the inclusion in the 2012 period of a loss on the sale of a business of $0.2 million.

                Covance's effective tax rate for the year ended December 31, 2012 was 9.6% compared to 20.3% for the corresponding 2011 period. Covance's effective tax rate for the 2012 period includes a net tax benefit of $10.7 million primarily associated with the settlement of various income tax audits across multiple jurisdictions, $0.8 million associated with a reduction in the United Kingdom income tax rate, which resulted in a decrease in the Company's United Kingdom net deferred tax liabilities, and a $17.3 million benefit related to $55.1 million of 2012 restructuring cost actions and other charges. There was no tax benefit recorded for either the $18.0 million goodwill impairment or the $7.4 million equity investment impairment. Covance's effective tax rate for the 2011 period includes the tax impact of the 2011 cost reduction actions and costs associated with the termination of an inventory supply agreement and inventory write-down totaling $11.5 million. The Company also recorded a net income tax benefit of $2.5 million, primarily related to tax positions taken on returns filed in 2011, coupled with a decline in net deferred tax liabilities resulting from a reduction in the future United Kingdom income tax rate, partially offset by the accrual of additional reserves for uncertain tax positions. The remaining year-over-year decrease in Covance's effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and to the impact of tax planning initiatives.

                Covance has a 47% minority equity position in Noveprim Limited ("Noveprim"), a supplier of research products. During the years ended December 31, 2012 and 2011, Covance recognized income of $17 thousand and $0.5 million, respectively, representing its share of Noveprim's earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance. The Company suspended equity accounting for this investment effective June 30, 2012 as it had reduced the carrying value of its investment to zero.

                Net income of $94.7 million for the year ended December 31, 2012 decreased $37.5 million or 28.3% as compared to $132.2 million for the corresponding 2011 period. Net income for the 2012 period includes $63.1 million, net of tax, for asset impairments, restructuring charges, an inventory write-down and costs associated with the expected settlement of an inventory supply agreement. These items were partially offset by a tax benefit of $11.5 million for favorable tax settlements and a $1.0 million gain, net of tax, on the sale of an investment. The 2011 period includes $35.3 million, net of tax, related to restructuring, contract termination and inventory write-down costs and the impairment of an equity investment.

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

                The following table presents unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 2012. In the opinion of Covance, the information in the table below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included elsewhere in this Annual Report. Operating results for any quarter are not necessarily indicative of the results that may be reported in any future period.

	Quarter Ended
	Dec. 31, 2012		Sep. 30, 2012		June 30, 2012		Mar. 31, 2012	Dec. 31, 2011		Sep. 30, 2011		June 30, 2011		Mar. 31, 2011
	(Dollars in thousands, except per share data)
Net revenues	$562,180		$544,818		$542,782		$530,841	$532,478		$543,254		$518,220		$501,986
Reimbursable out-of-pocket expenses	46,964		52,844		42,263		43,067	49,907		35,622		29,507		25,472

Total revenues	609,144		597,662		585,045		573,908	582,385		578,876		547,727		527,458

Costs and expenses:
Cost of revenue	395,841		389,724		408,198		376,460	371,852		383,347		358,332		353,520
Reimbursable out-of-pocket expenses	46,964		52,844		42,263		43,067	49,907		35,622		29,507		25,472
Selling, general and administrative	92,823		94,401		90,601		81,029	95,752		81,292		85,297		80,703
Depreciation and amortization	30,423		30,102		29,953		27,230	25,923		27,592		25,836		25,863
Impairment charges	—		—		17,959		—	—		—		—		—

Total	566,051	(a)	567,071	(b)	588,974	(e)	527,786	543,434	(g)	527,853	(j)	498,972	(l)	485,558	(m)

Income (loss) from operations	43,093	(a)	30,591	(b)	(3,929	)(e)	46,122	38,951	(g)	51,023	(j)	48,755	(l)	41,900	(m)
Other expense, net	1,326		(258	)(c)	9,274	(f)	721	12,814	(h)	1,120		886		526

Income (loss) before taxes and equity investee earnings	41,767	(a)	30,849	(b),(c)	(13,203	)(e),(f)	45,401	26,137	(g),(h)	49,903	(j)	47,869	(l)	41,374	(m)
Tax expense (benefit)(n)	7,870		(6,971	)(d)	(607)		9,807	5,172	(i)	9,781	(k)	9,987		8,634
Equity investee earnings (loss)	—		—		(81)		98	175		547		(240)		(2)

Net income (loss)	$33,897	(a)	$37,820	(b),(c),(d)	$(12,677	)(e),(f)	$35,692	$21,140	(g),(h),(i)	$40,669	(j),(k)	$37,642	(l)	$32,738	(m)

Basic earnings (loss) per share	$0.63		$0.70		$(0.23)		$0.62	$0.35		$0.68		$0.63		$0.55
Diluted earnings (loss) per share	$0.61	(a)	$0.69	(b),(c),(d)	$(0.23	)(e),(f)	$0.60	$0.35	(g),(h),(i)	$0.67	(j),(k)	$0.61	(l)	$0.54	(m)

  (a)
  Includes restructuring costs of ($10,191) and favorable inventory adjustment of $3,613 totaling $6,578 ($4,466 net of tax or $0.08 per diluted share).

  (b)
  Includes restructuring costs ($14,072) and costs associated with the expected settlement of an inventory supply agreement ($4,000) totaling $18,072 ($12,403 net of tax or $0.22 per diluted share).

  (c)
  Includes $1,459 gain on sale of investment ($945 net of tax or $0.02 per diluted share).

  (d)
  Includes favorable income tax items totaling $11,501 (or $0.21 per diluted share).

  (e)
  Includes restructuring costs ($9,667), inventory write-down ($20,781) and goodwill impairment charges ($17,959) totaling $48,407 ($38,880 net of tax or $0.72 per diluted share).

  (f)
  Includes impairment of equity investment totaling $7,373 ($7,373 net of tax or $0.14 per diluted share).

  (g)
  Includes restructuring costs ($8,667) and costs associated with the termination of an inventory supply agreement and related inventory write-down ($10,287) totaling $18,954 ($13,091 net of tax or $0.21 per diluted share).

  (h)
  Includes impairment of equity investment totaling $12,119 ($12,119 net of tax or $0.20 per diluted share).

  (i)
  Includes favorable income tax items totaling $1,769 (or $0.03 per diluted share).

  (j)
  Includes restructuring costs of $5,270 ($3,392 net of tax or $0.06 per diluted share).

  (k)
  Includes favorable income tax items totaling $700 (or $0.01 per diluted share).

  (l)
  Includes restructuring costs of $4,564 ($2,937 net of tax or $0.05 per diluted share).

  (m)
  Includes restructuring costs of $5,868 ($3,777 net of tax or $0.06 per diluted share).

  (n)
  Includes the tax effect of the items listed in footnotes (a) through (m), as applicable.

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

                Cash and cash equivalents at December 31, 2012 and 2011 were $492.8 million and $389.1 million, respectively. Amounts held by foreign subsidiaries were approximately $447 million and $367 million at December 31, 2012 and 2011, respectively, primarily in Swiss Francs, British Pounds and Euros. Foreign cash balances generally result from unremitted foreign earnings, which the Company intends to leave invested indefinitely outside of the United States. If the Company were to remit such earnings to the United States, it would be subject to additional United States income taxes. Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions which carry a Moody's rating of A1 P1 or better. Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. On March 7, 2012, Covance amended its credit facility, which was not due to expire until October 2015, in order to, in part, provide sufficient liquidity to finance purchases under its 2012 authorized share buyback program ("2012 Repurchase Program"), as well as to secure more favorable financing rates. The amended credit agreement (the "Credit Agreement") provides for a revolving credit facility of up to $500 million. At December 31, 2012, there were $320.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement. At December 31, 2011, there were $30.0 million of outstanding borrowings and $2.6 million of outstanding letters of credit under the previous credit agreement. Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points. Interest on all outstanding borrowings under the previous credit agreement was based upon the London Interbank Offered Rate plus a margin of 200 basis points. Interest on outstanding borrowings approximated 1.56% per annum during 2012 and 2.35% per annum during 2011. Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five year term. The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. The Company pays a commitment fee of 17.5 basis points on the undrawn balance of the revolving credit facility under the Credit Agreement, and had paid a commitment fee of 30 basis points on the undrawn balance of the revolving credit facility under the previous credit agreement. Commitment fees totaled approximately $0.4 million and $0.6 million during the years ended December 31, 2012 and 2011, respectively. At December 31, 2012, Covance was in compliance with the terms of the Credit Agreement. Covance believes cash on hand plus cash from operations and available borrowings under the Credit Agreement will provide sufficient liquidity for the foreseeable future.

                During the year ended December 31, 2012, Covance's operations provided net cash of $260.2 million, an increase of $16.7 million from the corresponding 2011 period. The change in net operating assets, net of the business sold, used $26.2 million in cash during 2012, primarily due to an increase in other assets and liabilities, net, coupled with a decrease in income taxes, partially offset by a decrease in inventory and an increase in accrued liabilities. The change in net operating assets, net of the business acquired, used $41.1 million in cash during 2011, primarily due to a net increase in the components of days sales outstanding (accounts receivable, unbilled services and unearned revenue) from the record low position at the end of 2010, coupled with a decrease in income taxes payable and other assets and liabilities, net, partially offset by an increase in accrued liabilities. Covance's ratio of current assets to current liabilities was 1.40 at December 31, 2012 and 2.02 at December 31, 2011.

                Investing activities for the year ended December 31, 2012 used $146.0 million, compared to $134.9 million for the corresponding 2011 period. Capital spending for 2012 totaled $151.7 million and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software. Approximately $73.8 million of capital spending in 2012 represents expenditures associated with assets that have not yet been placed in service at December 31, 2012. Partially offsetting this spend was the receipt of proceeds of approximately $4.7 million upon the sale of its investment in Caprion in the 2012 period. Capital spending for the corresponding 2011 period totaled $134.6 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.

                Investing activities for 2010 included the acquisition in October 2010 of research and development facilities located in Porcheville, France and Alnwick, UK from Sanofi for a cash payment of $27.9 million ($21.0 million net of cash acquired). Transaction related costs of approximately $2.6 million were included in selling, general and administrative expense in the period incurred. Pursuant to the asset purchase agreement, Covance will provide services to Sanofi at these facilities over a period of 5 years for $350 million. The tangible and intangible assets acquired were included in Covance's consolidated financial statements as of October 2010 based on their estimated fair values of $26.1 million and $1.8 million, respectively, partially offset by certain employee related liabilities of $6.9 million assumed in the transaction. Results of operations for the sites acquired from Sanofi are reported in Covance's early development segment beginning in November 2010. See Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report.

                Financing activities for the year ended December 31, 2012 used $20.0 million, compared to using $102.0 million in the corresponding 2011 period. Cash received from financing activities during the 2012 period included $290 million of net borrowings under the Credit Agreement, $12.7 million in proceeds from the exercise of stock options and $1.1 million in excess tax benefits realized on the exercise of stock options. Partially offsetting these items was $314.8 million used to purchase 6,653,971 shares of common stock into treasury in connection with share buyback programs authorized by Covance's Board of Directors and $9.0 million for the purchase into treasury of 207,515 shares in connection with employee benefit plans, for an aggregate cost of $323.8 million. Financing activities for the year ended December 31, 2011 used $102.0 million and included the repayment and retirement of $97.5 million of outstanding debt on the term loan portion of the previous credit agreement and the repayment of $5.0 million, net, on the revolver portion of the previous credit agreement. In addition, $8.8 million was used to purchase into treasury 158,409 shares of common stock in connection with employee benefit plans. Partially offsetting these items were $6.8 million in proceeds from the exercise of stock options, $1.6 million from employee contributions to the Company's employee stock purchase plan and $0.9 million in excess tax benefits realized on the exercise of stock options.

                The effect of exchange rate changes on cash for the years ended December 31, 2012 and 2011 was an increase of $9.5 million and $5.2 million, respectively. Covance's cash balances increased by $103.7 million during 2012.

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

	Payments due by period
Contractual Obligations(a)	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
	(Dollars in thousands)
Operating Leases	$161,669	$30,242	$39,859	$24,192	$67,376
Purchase Obligations	56,741	29,932	25,277	1,532	—

Total	$218,410	$60,174	$65,136	$25,724	$67,376

  (a)
  Excludes $9.4 million, including $0.6 million in interest, related to a reserve for unrecognized tax benefits, as the cash settlement date cannot be reasonably estimated.

Off-Balance Sheet Arrangements

                At December 31, 2012 and 2011, Covance was not a party to any off-balance sheet arrangements as defined by Regulation S-K Item 303(a)(4)(i), promulgated under the Exchange Act.

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

Recently Issued Accounting Standards

                In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012. Covance will be required to adopt ASU 2013-02 no later than the quarter beginning January 1, 2013. As the ASU requires additional presentation only, there will be no impact to Covance's consolidated results of operations or financial position.

Forward Looking Statements.  Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss or delay of large studies, risks associated with acquisitions and investments, the Company's ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, testing mix and geographic mix of kit receipts in central laboratories, fluctuations in currency exchange rates, the realization of savings from the Company's announced restructuring actions, the cost and pace of completion of our information technology projects and the realization of benefits therefrom, and other factors described in Covance's filings with the Securities and Exchange Commission, including, without limitation, this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

                For the year ended December 31, 2012, approximately 49% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency Risks" for a more detailed discussion of our foreign currency risks and exposures.

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

                Covance's management concluded that its internal control over financial reporting as of December 31, 2012 was effective and adequate to accomplish the objectives described above. Management's assessment was based upon the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Covance's consolidated financial statements and the effectiveness of control over financial reporting have been audited by an independent registered public accounting firm, Ernst & Young LLP, as stated in their reports which are included elsewhere herein.

/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ Alison A. Cornell Alison A. Cornell Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited Covance Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covance Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on consolidated financial statements and internal control. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

                In our opinion, Covance Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 27, 2013

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited the accompanying consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covance Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Covance Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 27, 2013

 COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

(Dollars in thousands)	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$492,824	$389,103
Accounts receivable	339,558	312,127
Unbilled services	136,878	114,095
Inventory	49,270	74,698
Deferred income taxes	44,903	52,078
Income taxes receivable	3,642	—
Prepaid expenses and other current assets	167,629	144,809

Total Current Assets	1,234,704	1,086,910
Property and equipment, net	891,319	849,551
Goodwill	109,820	127,779
Other assets	52,499	43,768

Total Assets	$2,288,342	$2,108,008

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$34,430	$36,393
Accrued payroll and benefits	144,681	142,229
Accrued expenses and other current liabilities	127,686	119,308
Unearned revenue	255,776	202,210
Short-term debt	320,000	30,000
Income taxes payable	—	6,889

Total Current Liabilities	882,573	537,029
Deferred income taxes	27,912	42,295
Other liabilities	70,665	70,889

Total Liabilities	981,150	650,213

Commitments and Contingencies
Stockholders' Equity:
Preferred stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock—Par value $0.01 per share; 140,000,000 shares authorized; 79,131,299 and 78,127,480 shares issued and outstanding, including those held in treasury, at December 31, 2012 and 2011, respectively	791	781
Paid-in capital	744,114	689,584
Retained earnings	1,600,626	1,505,894
Accumulated other comprehensive income	28,520	4,622
Treasury stock at cost (24,145,773 and 17,284,287 shares at December 31, 2012 and 2011, respectively)	(1,066,859)	(743,086)

Total Stockholders' Equity	1,307,192	1,457,795

Total Liabilities and Stockholders' Equity	$2,288,342	$2,108,008

The accompanying notes are an integral part of these consolidated financial statements.

 COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands, except per share data)	2012	2011	2010
Net revenues	$2,180,621	$2,095,938	$1,925,630
Reimbursable out-of-pocket expenses	185,138	140,508	112,843

Total revenues	2,365,759	2,236,446	2,038,473

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	1,570,223	1,467,051	1,348,498
Reimbursable out-of-pocket expenses	185,138	140,508	112,843
Selling, general and administrative (excluding depreciation and amortization)	358,854	343,044	307,386
Depreciation and amortization	117,708	105,214	103,024
Impairment charges	17,959	—	119,229

Total costs and expenses	2,249,882	2,055,817	1,990,980

Income from operations	115,877	180,629	47,493

Other expense, net:
Interest income	(2,011)	(1,874)	(1,479)
Interest expense	5,517	3,853	1,531
Foreign exchange transaction loss, net	1,474	1,248	3,649
Impairment of equity investment	7,373	12,119	—
Gain on sale of investment	(1,459)	—	—
Loss on sale of business	169	—	—

Other expense, net	11,063	15,346	3,701

Income before taxes and equity investee earnings	104,814	165,283	43,792
Taxes on income	10,099	33,574	(23,655)
Equity investee earnings	17	480	807

Net income	$94,732	$132,189	$68,254

Basic earnings per share	$1.73	$2.22	$1.08
Weighted average shares outstanding—basic	54,844,641	59,629,788	63,043,561
Diluted earnings per share	$1.68	$2.16	$1.06
Weighted average shares outstanding—diluted	56,290,010	61,091,354	64,472,326

The accompanying notes are an integral part of these consolidated financial statements.

 COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands)	2012	2011	2010
Net income	$94,732	$132,189	$68,254
Other comprehensive income, net of tax:
Currency translation gain	20,577	2,776	9,328
Unrealized gain (loss) on securities	2,251	(322)	325
Defined benefit pension plan:
Actuarial gain (loss)	690	1,966	(4,068)
Prior service cost	(77)	(75)	(27)
Curtailment gain	457	—	—

Total other comprehensive income, net of tax	23,898	4,345	5,558

Comprehensive income	$118,630	$136,534	$73,812

The accompanying notes are an integral part of these consolidated financial statements.

 COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$94,732	$132,189	$68,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,708	105,214	103,024
Non-cash impairment charges	41,736	12,119	119,229
Non-cash compensation expense associated with employee benefit and stock compensation plans	40,759	40,057	32,289
Deferred income tax benefit	(8,404)	(6,128)	(71,661)
Gain on sale of investment	(1,459)	—	—
Loss on sale of business	169	—	—
Loss on disposal of property and equipment	1,181	1,618	1,487
Equity investee earnings	(17)	(480)	(807)
Changes in operating assets and liabilities, net of businesses sold and acquired:
Accounts receivable	(28,541)	(50,754)	23,959
Unbilled services	(23,419)	(23,366)	6,550
Inventory	10,918	8,226	(1,998)
Accounts payable	(1,963)	2,297	(2,755)
Accrued liabilities	8,205	56,409	20,097
Unearned revenue	54,998	15,909	19,411
Income taxes	(10,522)	(21,070)	14,797
Other assets and liabilities, net	(35,920)	(28,762)	2,547

Net cash provided by operating activities	260,161	243,478	334,423

Cash flows from investing activities:
Capital expenditures	(151,679)	(134,633)	(126,278)
Acquisition of businesses, net of cash acquired	—	(411)	(20,994)
Proceeds from sale of investment	4,682	—	—
Other, net	1,017	192	47

Net cash used in investing activities	(145,980)	(134,852)	(147,225)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	290,000	(5,000)	35,000
Borrowings under long-term debt	—	—	100,000
Repayments under long-term debt	—	(97,500)	(2,500)
Stock issued under employee stock purchase and option plans	13,772	9,325	18,825
Purchase of treasury stock	(323,773)	(8,810)	(256,351)

Net cash used in financing activities	(20,001)	(101,985)	(105,026)

Effect of exchange rate changes on cash	9,541	5,239	5,582

Net change in cash and cash equivalents	103,721	11,880	87,754
Cash and cash equivalents, beginning of year	389,103	377,223	289,469

Cash and cash equivalents, end of year	$492,824	$389,103	$377,223

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2009	$764	$587,995	$1,305,451	$(5,281)	$(477,925)	$1,411,004
Net income	—	—	68,254	—	—	68,254
Other comprehensive income	—	—	—	5,558	—	5,558
Shares issued under various employee benefit and stock compensation plans	7	39,461	—	—	—	39,468
Stock option exercises	3	10,026	—	—	—	10,029
Tax benefit from stock issued	—	1,859	—	—	—	1,859
Treasury stock, at cost	—	—	—	—	(256,351)	(256,351)

Balance, December 31, 2010	774	639,341	1,373,705	277	(734,276)	1,279,821
Net income	—	—	132,189	—	—	132,189
Other comprehensive income	—	—	—	4,345	—	4,345
Shares issued under various employee benefit and stock compensation plans	5	41,641	—	—	—	41,646
Stock option exercises	2	6,847	—	—	—	6,849
Tax benefit from stock issued	—	1,755	—	—	—	1,755
Treasury stock, at cost	—	—	—	—	(8,810)	(8,810)

Balance, December 31, 2011	781	689,584	1,505,894	4,622	(743,086)	1,457,795
Net income	—	—	94,732	—	—	94,732
Other comprehensive income	—	—	—	23,898	—	23,898
Shares issued under various employee benefit and stock compensation plans	6	40,753	—	—	—	40,759
Stock option exercises	4	12,679	—	—	—	12,683
Tax benefit from stock issued	—	1,098	—	—	—	1,098
Treasury stock, at cost	—	—	—	—	(323,773)	(323,773)

Balance, December 31, 2012	$791	$744,114	$1,600,626	$28,520	$(1,066,859)	$1,307,192

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

1.    Organization

                Covance Inc. and its subsidiaries ("Covance" or the "Company") is a leading drug development services company providing a wide range of early-stage and late-stage product development services on a worldwide basis primarily to the pharmaceutical and biotechnology industries. Covance also provides services such as laboratory testing to the chemical, agrochemical and food industries. Covance's operations constitute two segments for financial reporting purposes. The first segment, early development services, includes discovery support services, preclinical and clinical pharmacology service offerings. The second segment, late-stage development services, includes central laboratory, Phase II-IV clinical development and market access services. Operations are principally focused in the United States and Europe.

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

    Foreign Currencies

                For subsidiaries outside of the United States that operate in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders' equity in the consolidated balance sheets and are included in the determination of comprehensive income in the consolidated statements of comprehensive income and consolidated statements of stockholders' equity. The cumulative translation account balance is $52.1 million and $31.5 million at December 31, 2012 and 2011, respectively. Transaction gains and losses are included in the determination of net income in the consolidated statements of income.

    Cash and Cash Equivalents

                Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at date of purchase and consist principally of amounts invested in money market funds and bank deposits.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

    Financial Instruments

                The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts as reported at December 31, 2012 and 2011.

                Accounts receivable and unbilled services represent amounts due from Covance customers who are concentrated primarily in the pharmaceutical and biotechnology industries. Covance endeavors to monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business. Although Covance customers are concentrated primarily within these two industries, management considers the likelihood of material credit risk as remote. In addition, in some cases Covance requires advance payment for a portion of the contract price from its customers upon the signing of a contract for services. These amounts are deferred and recognized as revenue as services are performed. Historically, bad debts have been immaterial. The allowance for doubtful accounts is $6.2 million and $5.5 million at December 31, 2012 and 2011, respectively.

    Inventory

                Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market. Finished goods accounted for $32.7 million and $58.6 million and supplies accounted for $16.6 million and $16.1 million of total inventory at December 31, 2012 and 2011, respectively.

    Prepaid Expenses and Other Current Assets

                In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $82.0 million and $61.3 million at December 31, 2012 and 2011, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

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
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

    Impairment of Long-Lived Assets

                Covance reviews its long-lived assets, other than goodwill and other indefinite lived intangible assets, for impairment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance's judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. During the fourth quarter of 2011, Covance determined that the carrying value of its equity method investment in a supplier of research products was no longer fully recoverable based upon changes in the research product market. The impairment was determined to be other-than-temporary and Covance recorded a charge of $12.1 million to reduce the carrying value of the equity investment to its estimated fair value as of December 31, 2011. Further, during the second quarter of 2012, the equity investment was determined to have experienced an additional impairment in value due to a further decline in demand for the research products from this supplier. As a result, Covance recorded a $7.4 million impairment charge to write off the remaining carrying value of the equity investment as of June 30, 2012, net of the elimination of profit on inventory purchased from this supplier. See Note 5. During the third quarter of 2010, Covance determined that long-lived assets used in its North American toxicology operations, located in Chandler, Arizona and Manassas, Virginia with carrying values of $182.7 million and $23.4 million, respectively, were no longer fully recoverable from the cash flows expected from those assets. Accordingly, as of September 30, 2010, Covance recorded an asset impairment charge totaling $119.2 million ($103.0 million of which relates to the Chandler, Arizona assets and $16.2 million relates to the Manassas, Virginia assets), representing the excess of the carrying value of those assets over their respective fair market values. See Note 13.

    Goodwill and Other Intangible Assets and Impairment

                Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value. This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. In the second quarter of 2012, Covance commenced actions to close its clinical pharmacology operations located in Basel, Switzerland and as a result determined the goodwill associated with the acquisition of the Basel clinic was impaired and recorded a charge of $18.0 million to write off the carrying value of the goodwill as of June 30, 2012. The Basel clinic is part of Covance's early development segment and clinical pharmacology reporting unit, however, because the clinic was operated on a standalone basis and was not integrated into the reporting unit after its acquisition, the related goodwill was evaluated for impairment at the site level and not the reporting unit level. The annual test for impairment performed for 2012, 2011 and 2010 indicated that no reporting units were at significant risk for impairment. See Note 4.

                Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from one to ten years. Land use rights are amortized on a straight-line basis over their contractual life of fifty years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets. See Note 4.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
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

                Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. In some cases, Covance bills the client for the total contract value in progress-based installments as certain non-contingent billing milestones are reached over the contract duration, such as, but not limited to, contract signing, initial dosing, investigator site initiation, patient enrollment or database lock. The term "billing milestone" relates only to a billing trigger in a contract whereby amounts become billable and payable in accordance with a negotiated predetermined billing schedule throughout the term of a project. These billing milestones are not performance-based (i.e., potential additional arrangement consideration tied to specific deliverables or performance). In other cases, billing and payment terms are tied to the passage of time (e.g., monthly billings). In either case, the total contract value and aggregate amounts billed to the client would be the same at the end of the project. While Covance attempts to negotiate terms that provide for billing and payment of services prior or within close proximity to the provision of services, this is not always the case, as evidenced by fluctuations in the levels of unbilled services and unearned revenue from period to period. While

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

a project is ongoing, cash payments are not necessarily representative of aggregate revenue earned at any particular point in time, as revenues are recognized when services are provided, while amounts billed and paid are in accordance with the negotiated billing and payment terms.

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

                In other cases, services may be provided and revenue is recognized before the client is invoiced. In these cases, revenue recognized will exceed amounts billed, and the difference, representing an unbilled receivable, is recorded for this amount which is currently unbillable to the customer pursuant to contractual terms. Once the client is invoiced, the unbilled services are reduced for the amount billed, and a corresponding account receivable is recorded. All unbilled services are billable to customers within one year from the respective balance sheet date.

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
DECEMBER 31, 2012, 2011 AND 2010
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

                The Company also maintains a tax reserve related to exposures for non-income tax matters, including value-added tax, state sales and use and other taxes. The balance of this reserve was $1.1 million and $1.0 million at December 31, 2012 and 2011, respectively, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

                Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of December 31, 2012. See Note 7.

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
DECEMBER 31, 2012, 2011 AND 2010
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

                In computing diluted EPS for the years ended December 31, 2012, 2011 and 2010, the denominator was increased by 1,445,369 shares, 1,461,566 shares and 1,428,765 shares, respectively, representing the dilutive effect of all unvested restricted shares as well as those stock options outstanding at December 31, 2012, 2011 and 2010, with exercise prices less than the average market price of Covance's common stock during each respective period. Excluded from the computation of diluted EPS for the year ended December 31, 2012 were options to purchase 2,337,264 shares of common stock at prices ranging from $49.20 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2012. Excluded from the computation of diluted EPS for the year ended December 31, 2011 were options to purchase 2,335,194 shares of common stock at prices ranging from $54.15 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2011. Excluded from the computation of diluted EPS for the year ended December 31, 2010 were options to purchase 1,639,806 shares of common stock at prices ranging from $51.93 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2010.

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

    Supplemental Cash Flow Information

                Cash paid for interest for the years ended December 31, 2012, 2011 and 2010 totaled $4.6 million, $3.8 million and $0.6 million, respectively. Cash paid for income taxes for the years ended December 31, 2012, 2011 and 2010 totaled $29.8 million, $58.2 million and $33.6 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the years ended December 31, 2012, 2011 and 2010 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $1.1 million, $0.9 million and $1.6 million, respectively (a corresponding cash inflow of $1.1 million, $0.9 million and $1.6 million, respectively, has been included in financing cash flows).

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

    Recently Issued Accounting Standards

                In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012. Covance will be required to adopt ASU 2013-02 no later than the quarter beginning January 1, 2013. As the ASU requires additional presentation only, there will be no impact to Covance's consolidated results of operations or financial position.

    Subsequent Events

                Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 15.

3.    Property and Equipment

                Property and equipment at December 31, 2012 and 2011 consist of the following:

	2012	2011
Property and equipment at cost:
Land	$60,544	$53,492
Buildings and improvements	633,248	606,130
Equipment	343,832	325,569
Computer hardware and software	460,931	360,389
Furniture, fixtures & leasehold improvements	110,106	102,768
Construction-in-progress	87,227	128,575

	1,695,888	1,576,923
Less: Accumulated depreciation and amortization	(804,569)	(727,372)

Property and equipment, net	$891,319	$849,551

                Depreciation and amortization expense aggregated $115.6 million, $103.4 million and $101.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

                Covance reclassified land in Manassas, Virginia, which was identified as held for sale in 2010, from other current assets to property and equipment on the consolidated balance sheet as of December 31, 2012. Although Covance intends to sell the Manassas property, it continues to hold the property due to current real estate market conditions. See Note 13.

                In the fourth quarter of 2011, Covance completed the wind-down and transition of services at its toxicology facility in Vienna, Virginia and initiated actions to sell that property. As a result, the related carrying value of $27.0 million was reclassified from property and equipment to other current assets on the consolidated balance sheet as of December 31, 2011.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

4.    Goodwill and Amortizable Intangible Assets

                The following table sets forth changes in the carrying amount of goodwill by operating segment for each of the years ended December 31, 2012 and 2011, respectively:

	Early Development	Late-Stage Development	Total
Balance, December 31, 2010	$91,737	$35,916	$127,653
Goodwill recognized from acquisition of business	126	—	126

Balance, December 31, 2011	91,863	35,916	127,779
Goodwill impairment charge	(17,959)	—	(17,959)

Balance, December 31, 2012	$73,904	$35,916	$109,820

                In the second quarter of 2012, Covance commenced actions to close its clinical pharmacology operations located in Basel, Switzerland and as a result determined the goodwill associated with the acquisition of the Basel clinic was impaired and recorded a charge of $18.0 million to write off the carrying value of the goodwill as of June 30, 2012. See Note 2.

                The following table summarizes the Company's acquired amortizable intangible assets which are reflected in other assets on the consolidated balance sheet, as of December 31, 2012 and 2011:

	2012	2011
Intangible assets at cost:
Customer Lists (5 to 10 year estimated useful lives)	$8,152	$8,152
Land Use Right (50 year estimated useful life)	6,174	—
Technology (5 year estimated useful life)	2,340	2,340
Other—Patient List, Backlog and Non-Compete Agreements (1 to 4 year estimated useful lives)	1,419	1,419

	18,085	11,911
Less: Accumulated amortization	(9,289)	(7,043)

Net carrying value	$8,796	$4,868

                During the year ended December 31, 2012, the Company acquired a land use right in the People's Republic of China (the "PRC") for $6.2 million. All land in the PRC is owned by the government, which grants the user a land use right for specified periods of time. The Company has the right to use the land for fifty years and amortizes it on a straight-line basis over the period of fifty years.

                Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $2.1 million, $1.8 million and $1.2 million, respectively. Amortization expense expected to be recorded for each of the next five years is as follows:

Year Ending December 31,
2013	$856
2014	$856
2015	$856
2016	$530
2017	$123

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

5.    Equity Investments

                In July 2012, Covance sold 100% of its investment in Caprion Proteomics, a privately held company headquartered in Montreal, Canada, for cash proceeds of approximately $4.7 million, resulting in a gain on sale of approximately $1.5 million. The investment was acquired in 2008 and had been previously included in other assets on the consolidated balance sheet.

                Covance has a 47% minority equity position in Noveprim Limited ("Noveprim"), a supplier of research products, which was acquired in March 2004 at a total cost of $20.7 million. The excess of the purchase price over the underlying equity in Noveprim's net assets at the date of acquisition of $13.8 million represented goodwill and was included in the carrying value of Covance's investment. During the fourth quarter of 2011, the investment was determined to have experienced an other-than-temporary impairment in value due to a decline in demand for the research products supplied by Noveprim. As a result, Covance recorded a $12.1 million impairment charge against the goodwill recognized upon the initial investment in Noveprim, to reduce the carrying value of the investment to its estimated fair value. Further, during the second quarter of 2012, the investment was determined to have experienced an additional impairment in value due to a further decline in demand for the research products supplied by Noveprim. As a result, Covance recorded a $7.4 million impairment charge to write off the remaining carrying value of the investment as of June 30, 2012, net of the elimination of profit on inventory purchased from Noveprim. The Company suspended equity accounting for this investment as the carrying value of its investment is zero. The fair value in both of the above instances was measured with an income approach using internally developed estimates of future cash flows, which are Level 3 inputs under the fair value hierarchy. Previously, this investment was reflected in other assets on the consolidated balance sheet. During the years ended December 31, 2012, 2011 and 2010, Covance recognized income of $17 thousand, $0.5 million and $0.8 million, respectively, representing its share of Noveprim's earnings, net of the elimination of profit on inventory purchased from Noveprim and still on hand at Covance. The carrying value of Covance's investment in Noveprim as of December 31, 2011 was $10.4 million.

                Covance has a minority equity position (less than 20%) in Bio-Clinica, Inc. ("BIOC") (Nasdaq GM:BIOC). BIOC uses proprietary medical imaging technologies to process and analyze medical images, and also provides other services, including the data-basing and regulatory submission of medical images, quantitative data and text. As Covance owns less than a 20% interest in BIOC and does not exercise significant influence over the operating or financial decisions of BIOC, the investment is accounted for as an available-for-sale security. The cost basis of Covance's investment in BIOC is $1.4 million. The carrying value of Covance's investment in BIOC as of December 31, 2012 and 2011 was $13.5 million and $10.0 million, respectively, as determined based on quoted prices in an active market. This investment is reflected in other assets on the consolidated balance sheet. The $3.5 million increase in the carrying value of the investment results in a $2.2 million increase in the unrealized gain on investment, net of tax, which is included within accumulated other comprehensive income on the consolidated balance sheet. Accordingly, the balance in the unrealized gain on investment at December 31, 2012 and 2011 was $7.4 million and $5.2 million, net of tax, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

6.    Acquisitions

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

7.    Taxes on Income

                The components of income before taxes and the related provision (benefit) for taxes on income for 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Income (loss) before taxes and equity investee earnings:
Domestic	$29,445	$52,091	$(71,012)
International	75,369	113,192	114,804

Total	$104,814	$165,283	$43,792

Federal income taxes (benefits):
Current provision	$(7,298)	$13,265	$36,221
Deferred provision	11,456	9,793	(57,016)
International income taxes (benefits):
Current provision	23,835	24,420	10,139
Deferred provision	(20,436)	(16,921)	(8,110)
State and other income taxes (benefits):
Current provision	2,397	2,626	940
Deferred provision	145	391	(5,829)

Income tax provision (benefit)	$10,099	$33,574	$(23,655)

                The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Taxes at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	1.6	1.2	1.1
Impact of international operations	(20.5)	(17.0)	(62.8)
Previously unrecognized tax benefits	(10.1)	(0.3)	(31.0)
Other, net	3.6	1.4	3.7

Total	9.6%	20.3%	(54.0)%

                Previously unrecognized tax benefits consist primarily of tax benefits recorded in connection with the favorable resolution of income tax audits and tax benefits resulting from tax positions taken in returns filed in each respective year.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

                The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Current deferred taxes:
Liabilities/expenses not currently deductible	$39,450	$43,902
Deferred equity compensation	7,175	8,149
Net operating losses	—	943

Total current deferred tax assets	46,625	52,994

Current deferred tax liabilities:
Earnings not currently taxable	(1,722)	(916)

Net current deferred tax assets	$44,903	$52,078

Non-current deferred taxes:
Deferred tax assets:
Net operating losses	$26,279	$10,668
Deferred equity compensation	17,868	13,738
Liabilities/expenses not currently deductible	564	2,252

Total non-current deferred tax assets	44,711	26,658

Deferred tax liabilities:
Property and equipment	(61,950)	(59,795)
Earnings not currently taxable	(10,673)	(9,158)

Total non-current deferred tax liabilities	(72,623)	(68,953)

Net non-current deferred tax liabilities	$(27,912)	$(42,295)

                As of December 31, 2012, Covance has foreign net operating loss carryforwards of $106.8 million. The net operating loss carryforwards have no expiration and it is expected that all loss carryforwards will be realized. Accordingly, no valuation allowance has been provided.

                Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance. As a result, taxes have not been provided on accumulated foreign unremitted earnings totaling approximately $765 million at December 31, 2012.

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
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

7.    Taxes on Income (Continued)

                As of December 31, 2012 and 2011, the balance of the reserve for unrecognized tax benefits was $9.4 million and $16.4 million, respectively, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet. Included in the balance of the reserve for unrecognized tax benefits at December 31, 2012 and 2011 is accrued interest of $0.6 million and $1.6 million, respectively. This reserve relates to exposures for income tax matters such as transfer pricing, nexus and deemed income. During the year ended December 31, 2012, the reserve for unrecognized tax benefits decreased by $7.0 million, primarily associated with the settlement of various income tax audits, partially offset by the accrual of additional reserves of $2.4 million, primarily relating to transfer pricing and the accrual of interest on existing reserves.

                Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest, for the years ended December 31, 2012, 2011 and 2010:

(dollars in millions)
Unrecognized tax benefits as of December 31, 2009	$16.0
Additions related to tax positions in the prior year	3.8
Additions related to tax positions in the current year	1.9
Reductions due to settlements and payments	(7.2)
Reductions due to statute expiration	(0.5)

Unrecognized tax benefits as of December 31, 2010	14.0
Additions related to tax positions in the current year	3.0
Reductions due to settlements and payments	(1.9)
Reductions due to statute expiration	(0.3)

Unrecognized tax benefits as of December 31, 2011	14.8
Additions related to tax positions in the current year	2.2
Reductions due to settlements and payments	(7.9)
Reductions due to statute expiration	(0.3)

Unrecognized tax benefits as of December 31, 2012	$8.8

                Any future changes in the liability for unrecognized tax benefits, resulting from the recognition of tax benefits, would impact the effective tax rate. Over the next twelve months, it is reasonably possible that the uncertainty surrounding up to $1.0 million, including accrued interest of $0.1 million, of the reserve for unrecognized tax benefits related to certain income taxes, deemed income and transfer pricing will be resolved as a result of the expiration of the statute of limitations or the conclusion of various federal, state and foreign tax audits.

                The following tax years remain open to investigation as of December 31, 2012, for the Company's major jurisdictions:

Tax Jurisdiction	Years
U.S. Federal and State	2007-2012
United Kingdom	2011-2012
Switzerland	2007-2012
Germany	2009-2012

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

8.    Credit Facilities

                On March 7, 2012, Covance amended its credit facility, which was not due to expire until October 2015, in order to, in part, provide sufficient liquidity to finance purchases under its 2012 authorized share repurchase program ("2012 Repurchase Program"), as well as to secure more favorable financing rates. The amended credit agreement (the "Credit Agreement") provides for a revolving credit facility of up to $500 million. At December 31, 2012, there were $320.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement. At December 31, 2011, there were $30.0 million of outstanding borrowings and $2.6 million of outstanding letters of credit under the previous credit agreement. Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points. Interest on all outstanding borrowings under the previous credit agreement was based upon the London Interbank Offered Rate plus a margin of 200 basis points. Interest on outstanding borrowings approximated 1.56% per annum during 2012 and 2.35% per annum during 2011. Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five-year term.

                The Company pays a commitment fee of 17.5 basis points on the undrawn balance of the revolving credit facility under the Credit Agreement, and had paid a commitment fee of 30 basis points on the undrawn balance of the revolving credit facility under the previous credit agreement. Commitment fees totaled approximately $0.4 million and $0.6 million during the years ended December 31, 2012 and 2011, respectively. The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. At December 31, 2012, Covance was in compliance with the terms of the Credit Agreement.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The components of net periodic pension cost for these plans for 2012, 2011 and 2010 are as follows:

	United Kingdom Plans			German Plan
	2012	2011	2010	2012	2011	2010
Components of Net Periodic Pension Cost:
Service cost	$4,172	$4,296	$3,682	$670	$869	$754
Interest cost	7,734	8,388	7,718	642	610	584
Expected return on plan assets	(10,319)	(10,569)	(8,996)	—	—	—
Amortization of net actuarial loss	1,172	1,344	1,249	—	116	74
Expected participant contributions	(1,838)	(1,871)	(2,074)	—	—	—

Net periodic pension cost	$921	$1,588	$1,579	$1,312	$1,595	$1,412

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.60%	5.20%	5.75%	5.40%	4.60%	5.50%
Expected rate of return on assets	5.90%	6.50%	6.75%	n/a	n/a	n/a
Salary increases	4.00%	4.50%	4.50%	2.50%	2.50%	3.00%

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

                The change in the projected benefit obligation and plan assets, the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2012 and 2011 is as follows:

	United Kingdom Plans		German Plan
	2012	2011	2012	2011
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$167,711	$156,604	$12,810	$12,562
Service cost	4,172	4,296	670	869
Interest cost	7,734	8,388	642	610
Actuarial (gain) loss	(2,389)	(1,138)	3,991	(1,025)
Curtailment gain	—	—	(657)	—
Benefits paid	(2,525)	(2,348)	(132)	(141)
Foreign currency exchange rate changes	6,291	1,909	304	(65)

Benefit obligation, end of year	$180,994	$167,711	$17,628	$12,810

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

	United Kingdom Plans		German Plan
	2012	2011	2012	2011
Change in Fair Value of Assets:
Fair value of plan assets, beginning of year	$170,413	$153,684	$—	$—
Covance contributions	6,369	6,556	—	—
Employee contributions	1,838	1,871	—	—
Actual return on plan assets	13,125	8,911	—	—
Benefits paid	(2,525)	(2,348)	—	—
Foreign currency exchange rate changes	6,697	1,739	—	—

Fair value of plan assets, end of year	$195,917	$170,413	$—	$—

Funded status at end of year—over (under) funded	$14,923	$2,702	$(17,628)	$(12,810)

	United Kingdom Plans		German Plan
	2012	2011	2012	2011
Amounts recognized in the consolidated balance sheets:
Non-current assets	$14,923	$2,702	$—	$—
Current liabilities	—	—	(204)	(184)
Non-current liabilities	—	—	(17,424)	(12,626)

Total	$14,923	$2,702	$(17,628)	$(12,810)

                Covance contributed $6.4 million in 2012 and $6.6 million in 2011 to its United Kingdom plans and expects to contribute $6.4 million in 2013. No contributions were made during 2012 or 2011 to the German plan, nor are any contributions expected to be made to the German plan in 2013, since that plan is unfunded.

                The change in projected benefit obligation of the German pension plan for the year ended December 31, 2012 includes a curtailment gain of $0.7 million due to a reduction in plan participants resulting from cost reduction actions taken at the Company's Muenster, Germany toxicology facility.

                The accumulated benefit obligation for the United Kingdom pension plans was $156.4 million and $138.5 million at December 31, 2012 and 2011, respectively. The accumulated benefit obligation for the German plan was $15.2 million and $10.4 million at December 31, 2012 and 2011, respectively.

                The amounts recognized in accumulated other comprehensive income as of December 31, 2012 and 2011 are as follows:

	United Kingdom Plans		German Plan
	2012	2011	2012	2011
Net actuarial loss	$33,039	$40,054	$5,146	$1,839
Less: Tax benefit (deferred tax asset)	(8,780)	(10,722)	(1,583)	(558)

Accumulated other comprehensive income impact	$24,259	$29,332	$3,563	$1,281

Assumptions Used to Determine Benefit Obligations:
Discount rate	4.60%	4.60%	3.50%	5.40%
Salary increases	3.60%	4.00%	2.00%	2.50%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The net actuarial loss for the United Kingdom and German pension plans required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2013 is expected to be $0.6 million and $0.2 million, respectively.

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

Equity securities	40%–50%
Debt securities	40%–50%
Real estate	5%–10%
Other	0%–5%

                The weighted average asset allocation of the United Kingdom pension plans as of December 31, 2012 and 2011 by asset category is as follows:

	2012	2011
Equity securities	46%	48%
Debt securities	46%	42%
Real estate	5%	5%
Other	3%	5%

Total	100%	100%

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

                The fair value of the Company's United Kingdom pension plans' assets as of December 31, 2012, by asset category, are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$53	$53	$—	$—
Mutual funds(a)	195,864	—	195,864	—

Total	$195,917	$53	$195,864	$—

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                Expected future benefit payments are as follows:

Year Ending December 31,	United Kingdom Plans	German Plan
2013	$3,067	$204
2014	$3,421	$224
2015	$3,955	$239
2016	$3,606	$261
2017	$4,196	$274
2018-2022	$29,715	$1,492

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

                The components of net periodic pension cost for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Components of Net Periodic Pension Cost:
Service cost	$1,478	$1,282	$1,391
Interest cost	776	695	693
Amortization of prior service credit	(119)	(119)	(119)
Amortization of net actuarial loss	270	296	226

Net periodic pension cost	$2,405	$2,154	$2,191

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.30%	4.40%	5.25%
Salary increases	3.75%	4.00%	4.00%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The change in the projected benefit obligation, the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2012 and 2011 is as follows:

	2012	2011
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$16,572	$14,525
Service cost	1,478	1,282
Interest cost	776	695
Actuarial loss	2,289	70

Benefit obligation, end of year	$21,115	$16,572

Funded status at end of year—under funded	$(21,115)	$(16,572)

	2012	2011
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2,486)	$—
Non-current liabilities	(18,629)	(16,572)

Total	$(21,115)	$(16,572)

                The accumulated benefit obligation as of December 31, 2012 and 2011 is $18.8 million and $14.1 million, respectively.

                The amounts recognized in accumulated other comprehensive income and not yet recognized as a component of net periodic pension cost as of December 31, 2012 and 2011 are as follows:

	2012	2011
Net actuarial loss	$6,011	$3,992
Prior service credit	(689)	(808)
Less: Tax benefit (deferred tax asset)	(1,879)	(1,124)

Accumulated other comprehensive income impact	$3,443	$2,060

                The net actuarial loss and prior service credit required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2013 are estimated to be $0.6 million and ($0.1) million, respectively.

	2012	2011
Assumptions Used to Determine Benefit Obligation:
Discount rate	3.20%	4.30%
Salary increases	3.25%	3.75%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                Expected future benefit payments are as follows:

Year Ending December 31,
2013	$2,486
2014	$1,172
2015	$130
2016	$10,253
2017	$1,278
2018-2022	$7,000

    Post-Employment Retiree Health and Welfare Plan

                Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements. This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.

                The components of net periodic post-retirement benefit cost for 2012, 2011 and 2010 are as follows:

	2012		2011	2010
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$69		$96	$108
Interest cost	290		306	314
Amortization of net actuarial loss	40		133	33

Net periodic post-retirement benefit cost	$399		$535	$455

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	4.60%		4.70%	5.25%
Health care cost trend rate	8.00%	(a)	8.50%	7.50%

  (a)
  decreasing to ultimate trend of 5.00% in 2018

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                The change in the projected post-retirement benefit obligation, the funded status of the plan and the reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2012 and 2011 is as follows:

	2012	2011
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$6,540	$6,224
Service cost	69	96
Interest cost	290	306
Participant contributions	774	667
Actuarial (gain) loss	(114)	179
Benefits paid	(912)	(1,004)
Federal subsidy on benefits paid	170	72

Benefit obligation, end of year	$6,817	$6,540

Funded status at end of year—under funded	$(6,817)	$(6,540)

	2012	2011
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(607)	$(614)
Non-current liabilities	(6,210)	(5,926)

Total	$(6,817)	$(6,540)

                The amounts recognized in accumulated other comprehensive income as of December 31, 2012 and 2011 are as follows:

	2012	2011
Net actuarial loss	$678	$832
Less: Tax benefit (deferred tax asset)	(239)	(294)

Accumulated other comprehensive income impact	$439	$538

                There is no net actuarial loss required to be amortized from accumulated other comprehensive income into net periodic post-retirement benefit cost in 2013.

	2012		2011
Assumptions Used to Determine Benefit Obligation:
Discount rate	3.60%		4.60%
Health care cost trend rate	7.50	%(a)	8.00%

  (a)
  decreasing to ultimate trend of 5.00% in 2017.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

9.    Employee Benefit Plans (Continued)

                A one-percentage-point increase or decrease in the assumed health care cost trend rate would not impact the net service and interest cost components of the net periodic post-retirement benefit cost or the post-retirement benefit obligation since future increases in plan costs are paid by participant contributions. Covance expects to contribute $0.6 million to the post-employment retiree health and welfare plan in 2013.

                Expected future gross benefit payments, Federal subsidies and net benefit payments are as follows:

Year Ending December 31,	Gross Benefit Payments	Federal Subsidies	Net Benefit Payments
2013	$1,461	$(127)	$1,334
2014	$1,513	$(135)	$1,378
2015	$1,687	$—	$1,687
2016	$1,713	$—	$1,713
2017	$1,742	$—	$1,742
2018-2022	$8,077	$—	$8,077

    Defined Contribution Plans

                U.S. employees are eligible to participate in Covance's 401(k) plan, while employees in international locations are eligible to participate in either defined benefit or defined contribution plans, depending on the plan offered at their location. Aggregate Covance contributions to its various defined contribution plans totaled $33.7 million, $30.2 million and $33.1 million for 2012, 2011 and 2010, respectively.

10.    Stockholders' Equity

    Preferred Stock

                Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 2012, no Covance Series Preferred Stock has been issued or is outstanding.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

    Treasury Stock

                The Board of Directors has, from time to time, approved stock repurchase programs enabling Covance to repurchase shares of its common stock. In January 2012, the Covance Board of Directors authorized the repurchase of up to $300 million of the Company's outstanding common stock (the "2012 Repurchase Program"). This was in addition to 0.8 million shares remaining under a 3.0 million share buyback authorization approved by the Covance Board of Directors in 2007 (the "2007 Repurchase Program"). In September 2010, the Covance Board of Directors authorized the repurchase of up to $250 million of the Company's outstanding common stock (the "2010 Repurchase Program"). The Company repurchased 4.75 million shares of its common stock at a cost of $250 million under the 2010 Repurchase Program through an accelerated share repurchase which was initiated in November 2010. At December 31, 2012, there was $20.1 million remaining for purchase of the Company's outstanding common stock under the 2012 Repurchase Program. In addition to the Board approved share repurchase programs, Covance also reacquires shares of its common stock when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.

                The following table sets forth the treasury stock activity during 2012, 2011 and 2010:

	2012		2011		2010
(amounts in thousands)	$	# shares	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$314,787	6,654.0	$—	—	$250,000	4,753.6
Employee benefit plans	8,986	207.5	8,810	158.4	6,351	115.2

Total	$323,773	6,861.5	$8,810	158.4	$256,351	4,868.8

    Stock-Based Compensation Plans

                In May 2010, Covance's shareholders approved the 2010 Employee Equity Participation Plan (the "2010 EEPP") in replacement of the 2007 Employee Equity Participation Plan (the "2007 EEPP"). Effective upon approval of the 2010 EEPP, no further grants or awards were permitted under the 2007 EEPP. Shares remaining available for grant under the 2007 EEPP are available for grant under the 2010 EEPP. The 2010 EEPP became effective on May 6, 2010 and will expire on May 5, 2020. The 2010 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the "Compensation Committee"), or such committee as is appointed by the Covance Board of Directors, to administer the 2010 EEPP and to grant awards to employees of Covance. The 2010 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Shares granted, other than options or SARs, shall be counted against the shares available for grant based upon the ratio of 1.74 for every 1 share granted. The exercise period for stock options granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant. Beginning in 2012, options and restricted stock awards are generally granted with a pro rata four year vesting period, whereas previously, they were generally granted with a pro rata three year vesting period. Performance-based stock awards generally vest over a three year period. The number of shares of Covance common stock initially available for grant under the 2010 EEPP totaled approximately 4.3 million plus approximately 1.3 million shares remaining

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

available under the 2007 EEPP at the time the 2010 EEPP was approved. All grants and awards under the 2007 EEPP remaining outstanding are now administered in accordance with the provisions of the 2007 EEPP out of shares issuable under the 2010 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights under the 2007 EEPP or the 2010 EEPP. At December 31, 2012 there were approximately 2.3 million shares remaining available for grants under the 2010 EEPP.

                The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period of the related awards based upon the grant-date fair value of awards expected to vest. Results of operations for the year ended December 31, 2012 include $40.8 million ($27.9 million net of tax benefit of $12.9 million) of total stock-based compensation expense, $20.8 million of which has been included in cost of revenue and $20.0 million of which has been included in selling, general and administrative expenses. Results of operations for the year ended December 31, 2011 include $40.1 million ($27.4 million net of tax benefit of $12.7 million) of total stock-based compensation expense, $20.0 million of which has been included in cost of revenue and $20.1 million of which has been included in selling, general and administrative expenses. Results of operations for the year ended December 31, 2010 include $32.3 million ($22.0 million net of tax benefit of $10.3 million) of total stock-based compensation expense, $17.2 million of which has been included in cost of revenue and $15.1 million of which has been included in selling, general and administrative expenses.

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

                The following table sets forth the weighted average assumptions used to calculate the fair value of options granted for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected stock price volatility	38%	37%	35%
Range of risk free interest rates	0.03% - 2.01%	0.10% - 3.62%	0.06% - 3.78%
Expected life of options (years)	5.2	4.8	4.7

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

                The following table sets forth Covance's stock option activity as of and for the year ended December 31, 2012:

	Number of Shares (in thousands)	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Options outstanding, December 31, 2011	3,883.2	$51.11
Granted	1,061.3	$48.13
Exercised	(396.3)	$32.01
Forfeited	(209.3)	$58.41

Options outstanding, December 31, 2012	4,338.9	$51.77	6.6 years	$32.7

Vested & unvested expected to vest, December 31, 2012	4,220.3	$51.87	6.5 years	$31.5
Exercisable at December 31, 2012	2,520.0	$51.55	5.2 years	$22.0

                The weighted average grant-date fair value per share of options granted during 2012, 2011 and 2010 was $16.47, $19.87 and $18.55, respectively. As of December 31, 2012, the total unrecognized compensation cost related to non-vested stock options granted was $19.0 million and is expected to be recognized over a weighted average period of 2.4 years.

                The following table sets forth the aggregate intrinsic value of options exercised and the aggregate grant-date fair value of shares which vested during 2012, 2011 and 2010:

	2012	2011	2010
(in millions)
Aggregate intrinsic value of options exercised	$7.6	$5.0	$9.7
Aggregate grant-date fair value of shares vested	$14.3	$9.9	$8.3

                Cash proceeds from stock options exercised during the years ended December 31, 2012, 2011 and 2010 totaled $12.7 million, $6.8 million and $10.0 million, respectively. The cash flows resulting from tax benefits realized on tax deductions in excess of the compensation expense recognized for stock options exercised in the period are classified as a financing cash flow. The excess tax benefit classified as a financing cash inflow during the years ended December 31, 2012, 2011 and 2010 was $1.1 million, $0.9 million and $1.6 million, respectively. The actual tax benefit realized on stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $1.7 million, $1.7 million and $2.9 million, respectively. The difference between the actual tax benefit received and the excess tax benefit for the years ended December 31, 2012, 2011 and 2010, of $0.6 million, $0.8 million and $1.3 million, respectively, is classified as an operating cash inflow.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

10.    Stockholders' Equity (Continued)

                The following table sets forth Covance's performance-based shares and restricted stock activity as of and for the year ended December 31, 2012:

	Performance-based Shares		Restricted Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	229.1	$58.58	820.3	$54.23
Granted	139.1	$50.06	562.7	$48.11
Vested	(82.9)	$58.34	(404.2)	$51.77
Forfeited	(21.3)	$55.05	(88.9)	$52.87

Non-vested at December 31, 2012	264.0	$54.45	889.9	$51.61

                The blended weighted average grant-date fair value of performance-based shares and restricted stock awards granted during the year ended December 31, 2012, 2011 and 2010 was $48.50, $57.96 and $56.10, respectively. As of December 31, 2012, the total unrecognized compensation cost related to non-vested performance-based shares and restricted stock awards was $38.0 million. This cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of performance-based shares and restricted stock which vested during 2012, 2011 and 2010 was $25.8 million, $22.2 million and $16.8 million, respectively.

                Employee Stock Purchase Plan—Covance had an employee stock purchase plan (the "ESPP"), pursuant to which Covance made available for sale to employees shares of its common stock at a price equal to 85% of the lower of the market value on the first or last day of each calendar quarter. The ESPP was intended to give Covance employees the opportunity to purchase shares of Covance common stock through payroll deductions. During 2011 and 2010, a total of 40,187 shares and 163,232 shares of common stock, respectively, were issued under the ESPP. Effective January 1, 2011, the ESPP was terminated.

11.    Commitments and Contingencies

                Minimum annual rental commitments under non-cancelable operating leases, primarily for offices and laboratory facilities, in effect at December 31, 2012 are as follows:

Year Ending December 31,
2013	$30,242
2014	$21,520
2015	$18,339
2016	$13,454
2017	$10,738
2018 and beyond	$67,376

                Operating lease rental expense aggregated $38.6 million, $35.1 million and $35.6 million for 2012, 2011 and 2010, respectively.

                Covance is party to lawsuits and administrative proceedings incidental to the normal course of its business. Covance does not believe that any liabilities related to such lawsuits or proceedings will have a material effect on its financial condition, results of operations or cash flows.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

12.    Facility Consolidation and Other Cost Reduction Actions

    2012 Actions

                During 2012, Covance commenced additional restructuring actions in early development to better align capacity to preclinical market demand, as well as in its corporate and functional support infrastructure, to further improve profitability. These actions included the closure of the Company's toxicology facility in Chandler, Arizona, its clinical pharmacology facilities in Honolulu, Hawaii and Basel, Switzerland, as well as a capacity and workforce reduction in Muenster, Germany and in its corporate and functional support infrastructure. During the year ended December 31, 2012, Covance incurred costs totaling $33.9 million ($30.4 million of which has been included in selling, general and administrative expenses and $3.5 million of which has been included in depreciation and amortization). Costs incurred by segment during the year ended December 31, 2012 totaled $30.3 million in our early development segment, $1.3 million in our late-stage development segment and $2.3 million in corporate expenses. These restructuring actions are expected to be completed in 2014.

                Total costs for the 2012 actions are expected to approximate $50 million, including $29 million in employee separation costs, $7 million in lease and facility exit costs, $4 million in accelerated depreciation and amortization and $10 million in other costs. Costs by segment are expected to total $37 million in our early development segment, $3 million in our late-stage development segment and $10 million in corporate expenses.

                The following table sets forth the rollforward of the 2012 actions restructuring activity for the year ended December 31, 2012:

Description	Balance, Dec 31, 2011	Total Charges	Cash Payments	Other	Balance, Dec 31, 2012
Employee separation costs	$—	$22,845	$(11,835)	$226	$11,236
Lease and facility exit costs	—	3,922	(307)	118	3,733
Accelerated depreciation and amortization	—	3,470	—	(3,470)	—
Other costs	—	3,693	(2,995)	(527)	171

Total	$—	$33,930	$(15,137)	$(3,653)	$15,140

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

                In addition to the above costs, during 2012, Covance recorded $21.2 million in charges to reflect the write-down of certain research product inventory, based on current and expected future demand, and for costs associated with the expected settlement of an inventory supply agreement. These costs have been included in cost of sales in the early development segment.

    2010 and 2011 Actions

                During the second quarter of 2010, Covance announced plans to reduce costs, primarily by closing and transitioning work conducted at its Austin, Texas clinical pharmacology site and Kalamazoo, Michigan research products facility into other more efficient locations. These actions were completed during 2010. During the

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

12.    Facility Consolidation and Other Cost Reduction Actions (Continued)

fourth quarter of 2010, the Company announced plans to further rationalize capacity, reduce the cost of overhead and support functions and to streamline processes. These actions were completed during 2011. During the year ended December 31, 2011, Covance incurred costs totaling $24.4 million ($22.6 million of which has been included in selling, general and administrative expenses and $1.8 million of which has been included in depreciation and amortization). During the year ended December 31, 2010, Covance incurred costs totaling $28.0 million ($25.1 million of which has been included in selling, general and administrative expenses and $2.9 million of which has been included in depreciation and amortization). During the year ended December 31, 2012, no restructuring costs were incurred and no further costs are expected to be incurred relating to the 2010 and 2011 actions.

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

                The following table sets forth the rollforward of the restructuring activity for the year ended December 31, 2012:

Description	Balance, Dec 31, 2011	Total Charges	Cash Payments	Other	Balance, Dec 31, 2012
Employee separation costs	$5,908	$—	$(5,054)	$(450)	$404
Lease and facility exit costs	2,620	—	(1,665)	(48)	907
Other costs	1,834	—	(1,810)	(24)	—

Total	$10,362	$—	$(8,529)	$(522)	$1,311

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
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

                The fair value of these assets was determined with the assistance of an independent third party appraiser. Covance's Chandler, Arizona facility, which will continue to be held and used, was valued at $79.7 million based upon both the future cash flows expected to be generated from the facility, discounted at the risk-free rate of interest, and an estimated market value of the facility. These assets are included in property and equipment on the consolidated balance sheet as of December 31, 2010. The property in Manassas, Virginia consists primarily of land that was intended to be utilized for future expansion projects in the early development segment. As Covance had classified this property as held for sale, it was reclassified from property and equipment to other current assets on the consolidated balance sheet as of December 31, 2010. However, due to real estate market conditions, Covance continues to hold the Manassas property. As a result, the Manassas property, with a carrying value of $7.2 million, has been reclassified back to property and equipment on the consolidated balance sheet as of December 31, 2012.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

13.    Asset Impairment (Continued)

                The following table presents the above non-financial assets measured at estimated fair value as of September 30, 2010 and the resulting impairment losses included in earnings for the year ended December 31, 2010:

		Assets at Fair Value as of September 30, 2010
Description	Previous carrying value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment loss	Adjusted carrying value
Long-lived assets (Chandler, AZ)	$182,694	—	—	$79,674	$(103,020)	$79,674
Long-lived assets (Manassas, VA)	23,371	—	$7,162	—	(16,209)	7,162

Total	$206,065	$—	$7,162	$79,674	$(119,229)	$86,836

14.    Segment Information

                Covance has two reportable segments: early development and late-stage development. Early development services, which includes Covance's discovery support services, preclinical and clinical pharmacology service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body. It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug. Late-stage development services, which includes Covance's central laboratory, Phase II-IV clinical development and market access services, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

14.    Segment Information (Continued)

maximizing the drug's commercial potential. The accounting policies of the reportable segments are the same as those described in Note 2.

	Early Development		Late-Stage Development		Other Reconciling Items		Total
Total revenues from external customers:
2012	$869,512		$1,311,109		$185,138	(a)	$2,365,759
2011	$930,564		$1,165,374		$140,508	(a)	$2,236,446
2010	$840,309		$1,085,321		$112,843	(a)	$2,038,473
Depreciation and amortization:
2012	$68,937		$25,676		$23,095	(b)	$117,708
2011	$67,596		$20,079		$17,539	(b)	$105,214
2010	$68,216		$18,887		$15,921	(b)	$103,024
Operating income:
2012	$4,002	(g)	$277,567	(h)	$(165,692	)(c)	$115,877
2011	$105,325	(g)	$226,300	(h)	$(150,996	)(c)	$180,629
2010	$(31,989	)(g)	$225,482	(h)	$(146,000	)(c)	$47,493
Segment assets:
2012	$1,127,265	(i)	$923,259		$237,818	(d)	$2,288,342
2011	$1,169,758	(i)	$707,024		$231,226	(d)	$2,108,008
2010	$1,110,862	(i)	$706,395		$148,285	(d)	$1,965,542
Investment in equity method investees:
2012	$—	(e)	$—		$—		$—
2011	$10,356	(e)	$—		$—		$10,356
2010	$22,032	(e)	$—		$—		$22,032
Capital expenditures:
2012	$45,442		$51,573		$54,664	(f)	$151,679
2011	$65,165		$38,803		$30,665	(f)	$134,633
2010	$69,392		$48,385		$8,501	(f)	$126,278

  (a)
  Represents revenues associated with reimbursable out-of-pocket expenses.

  (b)
  Represents depreciation and amortization on corporate fixed assets.

  (c)
  Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense). Corporate expenses include restructuring costs of $2,317, $7,968 and $6,632 in 2012, 2011 and 2010, respectively.

  (d)
  Represents corporate assets.

  (e)
  Represents equity investment in Noveprim Limited and reflects impact of impairment charge of $7,373 and $12,119 in 2012 and 2011, respectively.

  (f)
  Represents corporate capital expenditures.

  (g)
  Early development operating income includes restructuring costs of $30,341, an inventory write-down and costs associated with the expected settlement of an inventory supply agreement totaling $21,168 and a goodwill impairment charge of $17,959 in 2012, restructuring costs of $11,411 and costs associated with the termination of an inventory supply agreement and related inventory write-down totaling $10,287 in 2011 and asset impairment charges of $119,229 and restructuring costs of $14,069 in 2010.

  (h)
  Late-stage development operating income includes restructuring costs of $1,272, $4,990 and $7,329 in 2012, 2011 and 2010, respectively.

  (i)
  Early development assets were impacted by an inventory write-down of $16,404, a goodwill impairment charge of $17,959, an impairment of an equity investment of $7,373 and the sale of an investment of $3,223 in 2012, an inventory write-down of $8,349 and an impairment of an equity investment of $12,119 in 2011 and asset impairment charges of $119,229 in 2010.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, unless otherwise indicated)

14.    Segment Information (Continued)

    Enterprise-Wide Disclosures

                Net revenues from external customers for each significant service area for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Preclinical Laboratory Services	Central (Clinical) Laboratory Services	Phase I-IV Clinical Development Services	All Other Services	Total
2012	$573,235	$640,903	$744,987	$221,496	$2,180,621
2011	$628,679	$601,208	$617,144	$248,907	$2,095,938
2010(1)	$562,207	$609,656	$509,377	$244,390	$1,925,630

  (1)
  Net revenues by service area in 2010 have been reclassified to conform to the 2012 and 2011 presentation.

                Net revenues from external customers and long-lived assets for each significant geographic location for the years ended December 31, 2012, 2011 and 2010 are as follows:

	United States	United Kingdom	Switzerland	Other	Total
Net revenues from external customers(1)
2012	$1,116,763	$246,701	$317,717	$499,440	$2,180,621
2011	$1,099,430	$248,961	$304,673	$442,874	$2,095,938
2010	$1,080,682	$220,057	$278,625	$346,266	$1,925,630
Long-lived assets(2)
2012	$615,328	$113,378	$79,010	$83,603	$891,319
2011	$591,179	$108,145	$76,270	$73,957	$849,551
2010	$609,237	$114,656	$46,847	$73,243	$843,983

  (1)
  Net revenues are attributable to geographic locations based on the physical location where the services are performed.

  (2)
  Long-lived assets represents the net book value of property and equipment.

                Covance had one customer that accounted for 10.1% of consolidated net revenues in 2012. There were no customers accounting for 10% or more of net revenues in 2011 or 2010.

15.    Subsequent Events

                On January 31, 2013, Covance terminated its long-standing inventory supply agreement with Noveprim, a supplier of research products. In conjunction with the termination of the agreement, Covance surrendered its 47% minority equity investment in Noveprim. See Note 5.

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

                (b)           Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. See Management's Report on Consolidated Financial Statements and Internal Control, which is included herein.

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

                (d)           Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

                None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

                The information required by this item for executive officers is set forth under the heading "Executive Officers" in Part I, Item 1 of this report.

Directors

                Robert Barchi, M.D., Ph.D., 66, has been President of Rutgers University since September 2012. Prior to that, Dr. Barchi was President of Thomas Jefferson University commencing in September 2004. Prior to that, Dr. Barchi was Provost of the University of Pennsylvania since 1999. Previously, he served as Chair of the University of Pennsylvania's Department of Neurology and as founding Chair of the University's Department of Neuroscience. Dr. Barchi was also Director of the Mahoney Institute of Neurological Sciences for more than 12 years and was the Director of the Dana Fellowship Program in Neuroscience and Director of the Clinical Neuroscience Track. He was the founder and President of Penn Neurocare, a regional specialty network. Dr. Barchi has been a member of the Covance Board since October 2003.

                Gary E. Costley, Ph.D., 69, is a co-founder and managing director of C&G Capital and Management, LLC, which provides capital and management to health, medical and nutritional products and services companies. He was Chairman and Chief Executive Officer of International Multifoods Corporation, a manufacturer and marketer of branded consumer food and food service products from November 2001 until June 2004, and Chairman, President and Chief Executive Officer from 1997 through 2001. Dr. Costley is also a Director of The Principal Financial Group, a global financial institution, Tiffany & Co., a jewelry company, and Prestige Brand Holdings, Inc., a consumer products company. Dr. Costley has been a member of the Covance Board since September 2007.

                Sandra L. Helton, 63, was Executive Vice President and Chief Financial Officer of Telephone & Data Systems, Inc., a telecommunications service company, ("TDS") from October 2000 through December 2006. She joined TDS as Executive Vice President—Finance and Chief Financial Officer in August 1998. Prior to joining TDS, Ms. Helton was the Vice President and Corporate Controller of Compaq Computer Corporation between 1997 and 1998. Prior to that time, Ms. Helton was employed by Corning Incorporated. At Corning, Ms. Helton was Senior Vice President and Treasurer between 1994 and 1997 and was Vice President and Treasurer between 1991 and 1994. Ms. Helton is also a Director of The Principal Financial Group, a global financial institution, and was elected a Director of Lexmark International, Inc., a printing and imaging solutions company, in February 2011. Ms. Helton was a Director of TDS and US Cellular Corporation through December 31, 2006. Ms. Helton has been a member of the Covance Board since September 2003.

                Joseph L. Herring, 57, has been Covance's Chief Executive Officer since January 2005, and Chairman since January 2006. Mr. Herring was President and Chief Operating Officer from November 2001 to December 2004, and was Covance's Corporate Senior Vice President and President—Early Development Services from October 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring spent 18 years at the American Hospital Supply/Baxter International/Caremark International family of healthcare service companies where he held a variety of senior leadership positions, culminating in the position of Vice President and General Manager of its oncology business. Mr. Herring has been a member of the Covance Board since 2004.

                John McCartney, 60, has been Chairman of Huron Consulting Group Inc., a healthcare and educational consulting company since May 2010 and a director since October 2004. Mr. McCartney served as Chairman of A.M. Castle & Co., a specialty metals and plastics distributor from May 2007 to May 2010 and remains on its Board of Directors. Mr. McCartney serves as the Chairman of Westcon Group, Inc., a specialty distributor of networking and communications equipment since March 2011 and has served on its Board of Directors since 1998. Mr. McCartney was the Vice-Chairman of Datatec Limited, a technology holding company, from 1998 to 2004, and currently serves on its Board of Directors. Mr. McCartney was formerly President and Chief Operating Officer of U.S. Robotics. Mr. McCartney also served on the Board of Federal Signal Corporation, an environmental, safety and transportation solutions company, until April 2010. Mr. McCartney has been a member of the Covance Board since May 2009.

                Joseph C. Scodari, 60, was Worldwide Chairman, Pharmaceuticals Group, of Johnson & Johnson, a diversified healthcare company, ("J&J") and a member of J&J's Executive Committee from March 2005 until March 2008. From 2003 to March 2005, Mr. Scodari was Company Group Chairman of J&J's Biopharmaceutical Business. Mr. Scodari joined J&J in 1999 as President and Chief Operating Officer of Centocor, Inc., when J&J acquired the company. Mr. Scodari was a Director of Actelion Pharmaceuticals, Ltd., a pharmaceuticals company, until May 2011. Mr. Scodari is a Director of EndoHealth Solutions, Inc., a diversified healthcare company. Mr. Scodari has been a member of the Covance Board since May 2008.

                Bradley T. Sheares, 56, served as Chief Executive Officer of Reliant Pharmaceuticals, Inc., a pharmaceutical company with integrated sales, marketing and development expertise that marketed a portfolio of branded cardiovascular pharmaceutical products, from January 2007 through its acquisition by GlaxoSmithKline plc in December 2007. Prior to joining Reliant, Dr. Sheares served as President of U.S. Human Health, Merck & Co., Inc. from March 2001 until July 2006. Prior to that time, he served as Vice President, Hospital Marketing and Sales for Merck's U.S. Human Health business. Dr. Sheares joined Merck in 1987 as a research fellow in the Merck Research Laboratories and held a wide range of positions within Merck, in business development, sales, and marketing, before becoming Vice President in 1996. Dr. Sheares is also a Director of The Progressive Corporation, an insurance and related services company, Honeywell International, Inc., a diversified technology and manufacturing company, and Henry Schein, Inc., a healthcare products and services company. Dr. Sheares was a Director of IMS Health, a healthcare services company, until February 2010. Dr. Sheares has been a member of the Covance Board since February 2009.

                Information under the headings "Proposal 1—Election of Directors," "The Board of Directors and its Committees," "Committees of the Board," "Board Nomination Process" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with the 2013 Annual Meeting of Shareholders to be held May 7, 2013, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

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

Item 11.    Executive Compensation

                Information on Director and executive compensation is incorporated by reference to the headings "Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement in connection with its 2013 Annual Meeting of Shareholders to be held on May 7, 2013, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.    Security Ownership by Certain Beneficial Owners and Management of Covance

                Information on security ownership by certain beneficial owners and management of Covance is incorporated by reference to the headings "Stock Ownership of Directors, Executive Officers and Certain Shareholders" in the Company's definitive Proxy Statement in connection with its 2013 Annual Meeting of Shareholders to be held on May 7, 2013, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2012 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                Covance maintains the Covance Inc. 2010 Employee Equity Participation Plan, the Covance Inc. 2002 Employee Stock Option Plan, the 2008 Stock Option Plan for Non-Employee Directors, the 1998 Stock Option Plan for Non-Employee Directors, the Non-Employee Directors Deferred Stock Plan, the Deferred Stock Unit Plan for Non-Employee Directors and the Restricted Unit Plan for Non-Employee Members of the Board of Directors, pursuant to which it has granted or may grant equity awards to eligible persons. Covance also maintained an Employee Stock Purchase Plan which was terminated effective January 1, 2011.

                The following table gives information about equity awards under Covance's above mentioned plans at December 31, 2012. The only plan mentioned above pursuant to which equity securities are authorized to be issued which has not received shareholder approval is the Covance Inc. 2002 Employee Stock Option Plan. For a description of the material features of these plans, please see Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,708,704	$53.21	2,340,041
Equity compensation plans not approved by security holders	630,211	$43.31	-0-
TOTAL	4,338,915	$51.77	2,340,041

Item 13.    Certain Relationships and Related Transactions

                Incorporated by reference to the heading "The Board of Directors and its Committees" in the Company's definitive Proxy Statement in connection with its 2013 Annual Meeting of Shareholders to be held on May 7, 2013, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.    Principal Accountant Fees and Services

                Incorporated by reference to the heading "Principal Accountant Fees and Services" in the Company's definitive Proxy Statement in connection with its 2013 Annual Meeting of Shareholders to be held on May 7, 2013, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1.	Financial Statements. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 36.
2.	Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.	Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (b) below and in the accompanying Exhibit Index.

(b) Item 601 Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Form 8-K, filed with the SEC on December 16, 2008.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on December 16, 2008.
10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2012.
10.3	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.5	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.6	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.7	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.8	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.10	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.11	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.12	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.13	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.14	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.

Exhibit Number	Description
10.15	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.16	Agreement and Plan of Merger dated April 20, 2006 between Covance Clinical Research Unit Inc., TYD Inc., Radiant Research Inc., and James Stevenson and Christopher Grant, Jr. Incorporated by reference to Covance's Form 8-K dated April 26, 2006.
10.17	Amendment No.1 to the Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 16, 2006.
10.18	Amendment No.1 to the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated December 12, 2006.
10.19	Covance Inc. 2007 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 10-Q dated May 8, 2007.
10.20	Covance Inc. Management Deferral Plan. Incorporated by reference to Covance's Form 8-K dated October 1, 2007.
10.21	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
10.22	Covance Inc. 2008 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.23	Amended and Restated Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.24	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.25	Form of Indemnification Agreement between Covance Inc. and each member of the Board of Directors dated as of February 19, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.26	Form of Executive Officer Indemnification Agreement. Incorporated by reference to Covance's Form 8-K dated April 24, 2009.
10.27	Covance Inc. 2010 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 8-K dated May 11, 2010.
10.28	Credit Agreement dated October 26, 2010 with PNC Bank National Association, as agent and the banks named therein. Incorporated by reference to Covance's Form 8-K dated October 26, 2010.
10.29	Accelerated Share Repurchase Agreement with JPMorgan Chase Bank, National Association, London Branch dated November 8, 2010. Incorporated by reference to Covance's Form 8-K dated November 8, 2010.
10.30	Letter Agreement Amendment between Covance Inc. and Joseph Herring dated as of December 31, 2010. Incorporated by reference to Covance's Form 8-K dated January 5, 2011.
10.31	Restricted Share Agreement between Covance Inc. and James W. Lovett dated February 17, 2011. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.32	Form of Performance-related Executive Officer Restricted Share Agreement. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.33	Amendment to Supplemental Executive Retirement Plan dated February 24, 2011. Incorporated by reference to Covance's Form 10-K dated February 28, 2011.
10.34	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 24, 2012.
10.35	Form of Amended and Restated Letter Agreement between Covance Inc. and each of its executive officers other than its Chief Executive Officer and Chief Accounting Officer (Richard Cimino, Alison Cornell, William Klitgaard, James Lovett, Deborah Keller Tanner and John Watson). Incorporated by reference to Covance's Form 8-K dated February 24, 2012.

Exhibit Number	Description
10.36	Form of Restricted Share Agreement between Covance Inc. and each of Richard Cimino, John Watson and Deborah Keller Tanner dated February 17, 2011. Incorporated by reference to Covance's Form 10-K dated February 28, 2012.
10.37	Second Amended and Restated Credit Agreement dated March 7, 2012 with PNC Bank, National Association, as agent, and the banks named therein. Incorporated by reference to Covance's Form 8-K dated March 13, 2012.
10.38	Non-Employee Directors Deferred Stock Plan. Incorporated by reference to Covance's Form 8-K dated May 14, 2012.
10.39	Form of Award Agreement under the Directors Deferred Stock Plan. Incorporated by reference to Covance's Form 8-K dated May 14, 2012.
10.40	Annual Bonus Plan. Incorporated by reference to Covance's Form 8-K dated June 22, 2012.
21	Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
101	The following financial information from Covance's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

(c) Financial Statement Schedules.

                None.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Covance has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.
Dated: February 27, 2013	By:	/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Covance and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring Joseph L. Herring	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013
/s/ Alison A. Cornell Alison A. Cornell	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2013
/s/ Brian H. Nutt Brian H. Nutt	Principal Accounting Officer (Principal Accounting Officer)	February 27, 2013
/s/ Robert Barchi Robert Barchi	Director	February 27, 2013
/s/ Gary E. Costley Gary E. Costley	Director	February 27, 2013
/s/ Sandra L. Helton Sandra L. Helton	Director	February 27, 2013
/s/ John McCartney John McCartney	Director	February 27, 2013
/s/ Joseph C. Scodari Joseph C. Scodari	Director	February 27, 2013
/s/ Bradley T. Sheares Bradley T. Sheares	Director	February 27, 2013

 EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Form 8-K, filed with the SEC on December 16, 2008.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on December 16, 2008.
10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2012.
10.3	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.5	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.6	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.7	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.8	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.10	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.11	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.12	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.13	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.14	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.15	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.16	Agreement and Plan of Merger dated April 20, 2006 between Covance Clinical Research Unit Inc., TYD Inc., Radiant Research Inc., and James Stevenson and Christopher Grant, Jr. Incorporated by reference to Covance's Form 8-K dated April 26, 2006.
10.17	Amendment No. 1 to the Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 16, 2006.
10.18	Amendment No. 1 to the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated December 12, 2006.
10.19	Covance Inc. 2007 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 10-Q dated May 8, 2007.
10.20	Covance Inc. Management Deferral Plan. Incorporated by reference to Covance's Form 8-K dated October 1, 2007.
10.21	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
10.22	Covance Inc. 2008 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.

Exhibit Number	Description
10.23	Amended and Restated Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.24	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.25	Form of Indemnification Agreement between Covance Inc. and each member of the Board of Directors dated as of February 19, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.26	Form of Executive Officer Indemnification Agreement. Incorporated by reference to Covance's Form 8-K dated April 24, 2009.
10.27	Covance Inc. 2010 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 8-K dated May 11, 2010.
10.28	Credit Agreement dated October 26, 2010 with PNC Bank National Association, as agent and the banks named therein. Incorporated by reference to Covance's Form 8-K dated October 26, 2010.
10.29	Accelerated Share Repurchase Agreement with JPMorgan Chase Bank, National Association, London Branch dated November 8, 2010. Incorporated by reference to Covance's Form 8-K dated November 8, 2010.
10.30	Letter Agreement Amendment between Covance Inc. and Joseph Herring dated as of December 31, 2010. Incorporated by reference to Covance's Form 8-K dated January 5, 2011.
10.31	Restricted Share Agreement between Covance Inc. and James W. Lovett dated February 17, 2011. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.32	Form of Performance-related Executive Officer Restricted Share Agreement. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.33	Amendment to Supplemental Executive Retirement Plan dated February 24, 2011. Incorporated by reference to Covance's Form 10-K dated February 28, 2011.
10.34	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 24, 2012.
10.35	Form of Amended and Restated Letter Agreement between Covance Inc. and each of its executive officers other than its Chief Executive Officer and Chief Accounting Officer (Richard Cimino, Alison Cornell, William Klitgaard, James Lovett, Deborah Keller Tanner and John Watson). Incorporated by reference to Covance's Form 8-K dated February 24, 2012.
10.36	Form of Restricted Share Agreement between Covance Inc. and each of Richard Cimino, John Watson and Deborah Keller Tanner dated February 17, 2011. Incorporated by reference to Covance's Form 10-K dated February 28, 2012.
10.37	Second Amended and Restated Credit Agreement dated March 7, 2012 with PNC Bank, National Association, as agent, and the banks named therein. Incorporated by reference to Covance's Form 8-K dated March 13, 2012.
10.38	Non-Employee Directors Deferred Stock Plan. Incorporated by reference to Covance's Form 8-K dated May 14, 2012.
10.39	Form of Award Agreement under the Directors Deferred Stock Plan. Incorporated by reference to Covance's Form 8-K dated May 14, 2012.
10.40	Annual Bonus Plan. Incorporated by reference to Covance's Form 8-K dated June 22, 2012.
21	Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
101	The following financial information from Covance's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

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
  Item 8. Financial Statements and Supplementary Data
Management's Report on Consolidated Financial Statements and Internal Control
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2012 AND 2011
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
COVANCE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012, 2011 AND 2010 (Dollars in thousands, unless otherwise indicated)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
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