Form 10-Q
period 2013-03-31
COVANCE INC
filed 2013-05-03
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 26, 2013, the Registrant had 55,880,129 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended March 31, 2013

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31,	December 31,
(Dollars in thousands)	2013	2012
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$429,847	$492,824
Accounts receivable	344,362	339,558
Unbilled services	155,754	136,878
Inventory	48,790	49,270
Deferred income taxes	46,646	44,903
Income taxes receivable	—	3,642
Prepaid expenses and other current assets	210,823	167,629
Total Current Assets	1,236,222	1,234,704
Property and equipment, net	871,076	891,319
Goodwill	109,820	109,820
Other assets	36,737	52,499
Total Assets	$2,253,855	$2,288,342
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$41,592	$34,430
Accrued payroll and benefits	97,552	144,681
Accrued expenses and other current liabilities	107,279	127,686
Unearned revenue	241,011	255,776
Short-term debt	325,000	320,000
Income taxes payable	2,900	—
Total Current Liabilities	815,334	882,573
Deferred income taxes	20,273	27,912
Other liabilities	75,646	70,665
Total Liabilities	911,253	981,150
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock - Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 80,100,313 and 79,131,299 shares issued and outstanding, including those held in treasury, at March 31, 2013 and December 31, 2012, respectively	801	791
Paid-in capital	781,863	744,114
Retained earnings	1,648,792	1,600,626
Accumulated other comprehensive (loss) income	(13,346)	28,520
Treasury stock at cost (24,271,951 and 24,145,773 shares at March 31, 2013 and December 31, 2012, respectively)	(1,075,508)	(1,066,859)
Total Stockholders’ Equity	1,342,602	1,307,192
Total Liabilities and Stockholders’ Equity	$2,253,855	$2,288,342

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2013	2012

Net revenues	$580,199	$530,841
Reimbursable out-of-pocket expenses	54,136	43,067
Total revenues	634,335	573,908
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	411,344	376,460
Reimbursable out-of-pocket expenses	54,136	43,067
Selling, general and administrative (excluding depreciation and amortization)	89,219	81,029
Depreciation and amortization	31,385	27,230
Total costs and expenses	586,084	527,786
Income from operations	48,251	46,122
Other (income) expense, net:
Interest income	(626)	(512)
Interest expense	1,497	1,005
Foreign exchange transaction loss, net	335	228
Gain on sale of investment	(15,693)	—
Other (income) expense, net	(14,487)	721
Income before taxes and equity investee earnings	62,738	45,401
Taxes on income	14,572	9,807
Equity investee earnings	—	98
Net income	$48,166	$35,692

Basic earnings per share	$0.89	$0.62
Weighted average shares outstanding - basic	54,207,032	57,745,855

Diluted earnings per share	$0.86	$0.60
Weighted average shares outstanding - diluted	56,307,034	59,229,881

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands)	2013	2012

Net income	$48,166	$35,692

Other comprehensive (loss) income, net of tax:
Currency translation (loss) gain	(34,448)	14,430
Unrealized gain on securities	2,776	1,990
Amount reclassified for realized gain on securities	(10,194)	—
Total other comprehensive (loss) income, net of tax	(41,866)	16,420
Comprehensive income	$6,300	$52,112

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands)	2013	2012

Cash flows from operating activities:
Net income	$48,166	$35,692
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	31,385	27,230
Non-cash compensation expense associated with employee benefit and stock compensation plans	10,932	10,447
Deferred income tax benefit	(4,710)	(2,409)
Gain on sale of investment	(15,693)	—-
Loss on disposal of property and equipment	202	68
Equity investee earnings	—-	(98)
Changes in operating assets and liabilities:
Accounts receivable	(4,804)	(339)
Unbilled services	(18,876)	(7,220)
Inventory	480	7,030
Accounts payable	7,162	(327)
Accrued liabilities	(67,536)	(57,502)
Unearned revenue	(14,765)	59,617
Income taxes	8,460	2,051
Other assets and liabilities, net	(34,461)	(28,806)
Net cash (used in) provided by operating activities	(54,058)	45,434
Cash flows from investing activities:
Capital expenditures	(30,350)	(29,873)
Proceeds from sale of investment	17,074	—-
Other, net	393	114
Net cash used in investing activities	(12,883)	(29,759)
Cash flows from financing activities:
Net borrowings under revolving credit facility	5,000	310,000
Stock issued under employee stock purchase and option plans	24,909	2,094
Purchase of treasury stock	(8,649)	(283,980)
Net cash provided by financing activities	21,260	28,114
Effect of exchange rate changes on cash	(17,296)	6,864
Net change in cash and cash equivalents	(62,977)	50,653
Cash and cash equivalents, beginning of period	492,824	389,103
Cash and cash equivalents, end of period	$429,847	$439,756

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2012, 2011 and 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Inventory

Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.  Finished goods accounted for $30.7 million and $32.7 million and supplies accounted for $18.1 million and $16.6 million of total inventory at March 31, 2013 and December 31, 2012, respectively.

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $88.7 million and $82.0 million at March 31, 2013 and December 31, 2012, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2013 and 2012

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

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value. This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2012 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through March 31, 2013 that warranted a reconsideration of our impairment test results.

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

(UNAUDITED)

March 31, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

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

As of March 31, 2013 and December 31, 2012, the balance of the reserve for unrecognized tax benefits was $9.5 million, including accrued interest of $0.7 million, and $9.4 million, including interest of $0.6 million, respectively, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus and deemed income.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax, state sales and use and other taxes.   The balance of this reserve was $1.1 million at both March 31, 2013 and December 31, 2012, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of March 31, 2013.

Accumulated Other Comprehensive Income

Covance’s accumulated other comprehensive income is comprised of foreign currency translation adjustments, actuarial gains (losses) and prior service costs in connection with its defined benefit pension and other post-retirement plans and the unrealized gain on available-for-sale securities, each recorded and presented net of tax.  The components of and changes in accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain on Available for Sale Securities	Defined Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$52,070	$7,418	$(30,968)	$28,520
Other comprehensive (loss) income, net of tax, before reclassifications	(34,448)	2,776	—	(31,672)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(10,194)	—	(10,194)
Net current-period other comprehensive (loss) income, net of tax	(34,448)	(7,418)	—	(41,866)
Balance at March 31, 2013	$17,622	$—	$(30,968)	$(13,346)

Amounts reclassified from accumulated other comprehensive (loss) income, net of tax, represents the realized gain on the sale of Covance’s investment in BioClinica, Inc. of $15.7 million, net of tax of $5.5 million.  See Note 4.

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

Stock-Based Compensation

The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 7 herein and Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

Defined Benefit Pension Plans

The Company sponsors various pension and other post-retirement benefit plans. These plans are described more fully in Note 6 herein and Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The measurement of the related benefit obligations and the net periodic benefit costs recorded each year are based upon actuarial computations, which require management’s judgment as to certain assumptions. These assumptions include the discount rates to use in computing the present value of the benefit obligations and the net periodic benefit costs, the expected future rate of salary increases (for pay-related plans) and the expected long-term rate of return on plan assets (for funded plans). The discount rates are derived based on a hypothetical yield curve represented by a series of annualized individual discount rates. The expected long-term rate of return on plan assets is based on the target asset allocation and the average expected rate of growth for the asset classes invested. The average expected rate of growth is derived from a combination of historic returns, current market indicators, the expected risk premium for each asset class and the opinion of professional advisors.  Liabilities related to all of Covance’s pension and other post-retirement benefit plans are measured as of December 31.

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

In computing diluted EPS for the three months ended March 31, 2013 and 2012, the denominator was increased by 2,100,002 shares and 1,484,026 shares, respectively, representing the dilutive effect of all unvested restricted shares as well as those stock options outstanding at March 31, 2013 and 2012, with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2013 were options to purchase 455,547 shares of common stock at prices ranging from $68.56 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2012 were options to purchase 2,925,034 shares of common stock at prices ranging from $47.27 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the three month periods ended March 31, 2013 and 2012 was $1.3 million and $0.6 million, respectively. Cash paid for income taxes for the three month periods ended March 31, 2013 and 2012 totaled $6.6 million and $9.5 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the three months ended March 31, 2013 and 2012 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $1.1 million and $0.3 million, respectively (a corresponding cash inflow of $1.1 million and $0.3 million, respectively, has been included in financing cash flows).

Recently Issued Accounting Standards

In March 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 clarifies the applicable guidance under current U.S. generally accepted accounting principles for the release of the cumulative translation adjustment upon a reporting entity’s derecognition of a subsidiary or group of assets within a foreign entity or part or all of its investment in a foreign entity. The ASU requires a reporting entity, which either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, to release any related cumulative translation adjustment into net income. ASU 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013. Covance will be required to adopt ASU 2013-05 no later than the quarter

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

beginning January 1, 2014. Although Covance does not expect the adoption of the ASU to have a material impact on its consolidated results of operations or financial position, the actual impact will be dependent upon the nature and significance of future events that would be subject to the ASU.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 10.

3.   Treasury Stock

The Board of Directors has, from time to time, approved stock repurchase programs enabling Covance to repurchase shares of its common stock.  In January 2012, the Covance Board of Directors authorized the repurchase of up to $300 million of the Company’s outstanding common stock (the “2012 Repurchase Program”).  At March 31, 2013, there was $20.1 million remaining for purchase of the Company’s outstanding common stock under the 2012 Repurchase Program.  In addition to the Board approved share repurchase programs, Covance also reacquires shares of its common stock when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.

The following table sets forth the treasury stock activity during the three month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31
	2013		2012
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$—	—	$276,787	5,853.3
Employee benefit plans	8,649	126.2	7,193	149.8
Total	$8,649	126.2	$283,980	6,003.1

4.   Equity Investments

In March 2013, Covance sold its entire investment in BioClinica, Inc. (“BIOC”) for cash proceeds of $17.1 million.  The cost basis in the investment was $1.4 million, resulting in a realized gain on the sale of approximately $15.7 million. The carrying value of Covance’s investment in BIOC as of December 31, 2012 was $13.5 million, as determined based on quoted prices in an active market. The investment was reflected in other assets on the consolidated balance sheet. The $3.6 million increase in the carrying value prior to the date of sale resulted in a $2.8 million increase in the unrealized gain on investment, net of tax. The unrealized gain on the investment at December 31, 2012 was $12.1 million, or $7.4 million, net of tax, and was included within accumulated other comprehensive income on the consolidated balance sheet.

On January 31, 2013, Covance terminated its long-standing inventory supply agreement with Noveprim Limited (“Noveprim”) and surrendered its entire 47% minority equity position in Noveprim. During the second quarter of 2012, the investment was determined to be impaired due to a decline in demand for the research products supplied by Noveprim.  As a result, Covance recorded a $7.4 million impairment charge to write off the full carrying value of the investment as of June 30, 2012. The fair value of the investment was measured with an income approach using internally developed estimates of future cash flows, which are Level 3 inputs under the fair value hierarchy. The Company then suspended equity accounting for this investment as the carrying value of its investment was zero.  During the three month period ended March 31, 2012, Covance recognized income of $0.1 million, representing its share of Noveprim’s earnings.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

5.   Credit Facilities

On March 7, 2012, Covance amended its credit facility, which was not due to expire until October 2015, in order to, in part, provide sufficient liquidity to finance purchases under its 2012 Repurchase Program, as well as to secure more favorable financing rates. The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $500 million.  At March 31, 2013, there were $325.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  At December 31, 2012, there were $320.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points.  Interest on all outstanding borrowings under the previous credit agreement was based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 1.46% per annum and 2.06% per annum during the three months ended March 31, 2013 and 2012, respectively. Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five-year term.

The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At March 31, 2013, Covance was in compliance with the terms of the Credit Agreement.

6.   Defined Benefit Plans

Covance sponsors various pension and other post-retirement benefit plans.

Defined Benefit Pension Plans

Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies.  Benefit amounts for all three plans are based upon years of service and compensation.  The German plan is unfunded, while the United Kingdom pension plans are funded.  Covance’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements.  Pension plan assets are administered by the plans’ trustees and are principally invested in equity and debt securities.

The components of net periodic pension cost for these plans for the three month periods ended March 31, 2013 and 2012 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended March 31		Three Months Ended March 31
	2013	2012	2013	2012
Components of Net Periodic Pension Cost:
Service cost	$464	$579	$194	$186
Interest cost	1,980	1,916	153	173
Expected return on plan assets	(2,521)	(2,557)	—	—
Amortization of net actuarial loss	156	292	57	8
Net periodic pension cost	$79	$230	$404	$367

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.60%	4.60%	3.50%	5.40%
Expected rate of return on assets	5.30%	5.90%	n/a	n/a
Salary increases	3.60%	4.00%	2.00%	2.50%

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2013 and 2012

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

The components of net periodic pension cost for the three month periods ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31
	2013	2012
Components of Net Periodic Pension Cost:
Service cost	$377	$369
Interest cost	181	194
Amortization of prior service credit	(30)	(29)
Amortization of net actuarial loss	142	67
Net periodic pension cost	$670	$601

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	3.20%	4.30%
Salary increases	3.25%	3.75%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.

The components of net periodic post-retirement benefit cost for the three month periods ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31
	2013		2012
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$18		$24
Interest cost	60		73
Amortization of net actuarial loss	—		9
Net periodic post-retirement benefit cost	$78		$106

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	3.60%		4.60%
Health care cost trend rate	7.50	%(a)	8.00%

(a) decreasing to ultimate trend of 5.00% in 2018

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

7.   Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

In May 2010, Covance’s shareholders approved the 2010 Employee Equity Participation Plan (the “2010 EEPP”) in replacement of the 2007 Employee Equity Participation Plan (the “2007 EEPP”).  Effective upon approval of the 2010 EEPP, no further grants or awards were permitted under the 2007 EEPP.  Shares remaining available for grant under the 2007 EEPP are available for grant under the 2010 EEPP.  The 2010 EEPP became effective on May 6, 2010 and will expire on May 5, 2020. The 2010 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2010 EEPP and to grant awards to employees of Covance. The 2010 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Shares granted, other than options or SARs, shall be counted against the shares available for grant based upon the ratio of 1.74 for every 1 share granted. The exercise period for stock options granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2010 EEPP is determined by the Compensation Committee at the time of grant. Beginning in 2012, options and restricted stock awards are generally granted with a pro rata four year vesting period, whereas previously, they were generally granted with a pro rata three year vesting period.  Performance-based stock awards generally vest over a three year period. The number of shares of Covance common stock initially available for grant under the 2010 EEPP totaled approximately 4.3 million plus approximately 1.3 million shares remaining available under the 2007 EEPP at the time the 2010 EEPP was approved.  All grants and awards under the 2007 EEPP remaining outstanding are now administered in accordance with the provisions of the 2007 EEPP out of shares issuable under the 2010 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights under the 2007 EEPP or the 2010 EEPP. At March 31, 2013 there were approximately 0.7 million shares remaining available for grants under the 2010 EEPP.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31
	2013	2012
Expected stock price volatility	36%	38%
Range of risk free interest rates	0.09% - 2.03%	0.03% - 2.01%
Expected life of options (years)	5.4	5.2

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

Results of operations for the three month period ended March 31, 2013 include total stock-based compensation expense of $11.0 million ($7.5 million net of tax benefit of $3.5 million), $5.1 million of which has been included in cost of revenue and $5.9 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended March 31, 2012 include total stock-based compensation expense of $10.5 million ($7.2 million net of tax benefit of $3.3 million), $5.4 million of which has been included in cost of revenue and $5.1 million of which has been included in selling, general and administrative expenses.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

8.  Facility Consolidation and Other Cost Reduction Actions

During the second quarter of 2012, Covance commenced restructuring actions to better align capacity to preclinical market demand and reduce overhead in its early development segment, as well as to improve future profitability by streamlining its overall cost structure, including its corporate and functional support infrastructure and consolidating facilities in connection with the rationalization of its data centers. These actions included the closure of the Company’s toxicology facility in Chandler, Arizona, its clinical pharmacology facilities in Honolulu, Hawaii and Basel, Switzerland, as well as a capacity and workforce reduction in Muenster, Germany.  During the three months ended March 31, 2013, Covance incurred costs totaling $6.2 million ($4.7 million of which has been included in selling, general and administrative expenses and $1.5 million of which has been included in depreciation and amortization).  Costs incurred by segment for the three months ended March 31, 2013 totaled $3.6 million in our early development segment, $1.9 million in our late-stage development segment and $0.7 million in corporate expenses. These restructuring actions are expected to be completed in 2014.  During the three months ended March 31, 2012, no restructuring costs were incurred.

Total costs for these actions are expected to approximate $50 million, including $26 million in employee separation costs, $5 million in lease and facility exit costs, $6 million in accelerated depreciation and amortization and $13 million in other costs. Costs by segment are expected to total $38 million in our early development segment, $4 million in our late-stage development segment and $8 million in corporate expenses.

Cumulative costs for these actions through March 31, 2013 totaled $40.1 million, of which $35.1 million was included in selling, general and administrative expenses and $5.0 million was included in depreciation and amortization.  Cumulative costs incurred by category for these actions through March 31, 2013 totaled $24.8 million in employee separation costs, $4.6 million in lease and facility exit costs, $5.0 million in accelerated depreciation and $5.7 million in other costs. Cumulative costs incurred by segment through March 31, 2013 totaled $33.9 million in our early development segment, $3.2 million in our late-stage development segment and $3.0 million in corporate expenses.

The following table sets forth the rollforward of the restructuring activity for the three months ended March 31, 2013:

Description	Balance, Dec 31, 2012	Total Charges	Cash Payments	Other	Balance, Mar 31, 2013
Employee separation costs	$11,236	$1,997	$(7,245)	$(61)	$5,927
Lease and facility exit costs	3,733	666	(479)	(14)	3,906
Accelerated depreciation and amortization	—	1,497	—	(1,497)	—
Other costs	171	2,010	(1,973)	—	208
Total	$15,140	$6,170	$(9,697)	$(1,572)	$10,041

Other costs include charges incurred in connection with transitioning services from sites being closed and legal and professional fees.  Other activity in the reserve rollforward primarily reflects accelerated depreciation and amortization and foreign exchange impacts as a result of the change in exchange rates between periods.

During the first quarter of 2013, Covance completed the closure of its clinical pharmacology facility in Basel, Switzerland and initiated actions to sell that property.  As a result, the $8.3 million carrying value of the property was reclassified from property and equipment to an asset held for sale in other current assets on the consolidated balance sheet as of March 31, 2013.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

9.   Segment Information

Covance has two reportable segments: early development and late-stage development.  Early development services, which includes Covance’s discovery support services, preclinical and clinical pharmacology service capabilities, involve evaluating a new compound for safety and early effectiveness as well as evaluating the absorption, distribution, metabolism and excretion of the compound in the human body.  It is at this stage that a pharmaceutical company, based on available data, will generally decide whether to continue further development of a drug.  Late-stage development services, which includes Covance’s central laboratory, Phase II-IV clinical development and market access services, are geared toward demonstrating the clinical effectiveness of a compound in treating certain diseases or conditions, obtaining regulatory approval and maximizing the drug’s commercial potential. The accounting policies of the reportable segments are the same as those described in Note 2.

Segment revenues, operating income and total assets for the three months ended March 31, 2013 and 2012 are as follows:

	Early Development		Late-Stage Development		Other Reconciling Items		Total

Three months ended March 31, 2013
Total revenues from external customers	$207,276		$372,923		$54,136	(a)	$634,335
Operating income	$16,557	(d)	$82,949	(e)	$(51,255	)(b)	$48,251
Total assets	$1,103,695		$953,019		$197,141	(c)	$2,253,855

Three months ended March 31, 2012
Total revenues from external customers	$211,668		$319,173		$43,067	(a)	$573,908
Operating income	$11,308		$72,439		$(37,625	)(b)	$46,122
Total assets	$1,155,181		$776,342		$266,813	(c)	$2,198,336

(a)                          Represents revenues associated with reimbursable out-of-pocket expenses.

(b)                          Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal, and stock-based compensation expense). Corporate expenses include restructuring costs of $719 for the three months ended March 31, 2013.

(c)                           Represents corporate assets.

(d)                          Early Development operating income includes restructuring costs of $3,553 for the three months ended March 31, 2013.

(e)                           Late-Stage Development operating income includes restructuring costs of $1,898 for the three months ended March 31, 2013.

10.  Subsequent Events

Covance completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

Covance does not have any individual significant contracts as pertains to revenue recognition. By way of background, at any point in time Covance is working on thousands of active client projects, which are governed by individual contracts. In 2012, the Company had one customer that accounted for 10.1% of consolidated net revenues.  There were no customers accounting for 10% or more of consolidated net revenues in 2011 or 2010. Covance serves in excess of 1,000 biopharmaceutical companies and has over 14,800 active client projects. Most projects are customized based on the needs of the client, the type of services being provided, therapeutic indication of the drug, geographic locations and other variables. Project specific terms related to pricing, billing milestones and the scope and type of services to be provided are generally negotiated and contracted on a project-by-project basis.

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s Phase II-IV clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the quarter ended March 31, 2013, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

Bad Debts.  Covance endeavors to assess and monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business.  Covance maintains a provision for doubtful accounts relating to amounts due that may not be collected.  This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant.  Since the recorded bad debt provision is based upon management’s judgment, actual bad debt write-offs may be greater or less than the amount recorded.  Historically, bad debt write-offs have not been material.  The allowance for doubtful accounts amounted to $6.8 million and $6.2 million at March 31, 2013 and December 31, 2012, respectively.

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

As of March 31, 2013, the balance of the reserve for unrecognized tax benefits is $9.5 million, including accrued interest of $0.7 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, and deemed income.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax, state sales and use and other taxes.  The balance of this reserve at March 31, 2013 is $1.1 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States.  Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of March 31, 2013.

Stock-Based Compensation.  The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 7 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31
	2013	2012
Expected stock price volatility	36%	38%
Range of risk free interest rates	0.09% - 2.03%	0.03% - 2.01%
Expected life of options (years)	5.4	5.2

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value.  This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2012 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through March 31, 2013 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of a reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At March 31, 2013, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $17.6 million.

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

Results of Operations

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012.  Net revenues totaling $580.2 million for the three months ended March 31, 2013 increased 9.3%, or 9.2% excluding the favorable impact of foreign exchange rate variances between both periods, as compared to $530.8 million for the corresponding 2012 period.  Net revenues from Covance’s early development segment decreased 2.1%, or 2.0% excluding the unfavorable impact of foreign exchange rate variances between both periods. The decline in the early development segment was due to the inclusion of $4.7 million in revenue in the 2012 period from the closure of two clinical pharmacology facilities and the sale of the environmental service line since that time.  In addition, lower revenue in toxicology and analytical chemistry services, on lower volumes, was offset by higher revenue from growth in nutritional chemistry and clinical pharmacology services.  Net revenues from Covance’s late-stage development segment increased 16.8%, or 16.7% excluding the favorable impact of foreign exchange rate variances between both periods.  Growth in the late-stage development segment was led by higher kit volumes in our central laboratory services and the continued strong performance of our Phase II-IV clinical development services on increased study activity, which more than offset a reduction in our market access services.

Cost of revenue increased 9.3% to $411.3 million or 70.9% of net revenues for the three months ended March 31, 2013 as compared to $376.5 million or 70.9% of net revenues for the corresponding 2012 period.  Gross margins were 29.1% for both the three months ended March 31, 2013 and 2012.

Overall, selling, general and administrative expenses increased 10.1% to $89.2 million for the three months ended March 31, 2013 from $81.0 million for the corresponding 2012 period. As a percentage of net revenues, selling, general and administrative expenses increased by 10 basis points to 15.4% for the three months ended March 31, 2013 from 15.3% for the corresponding 2012 period. Included in selling, general and administrative expense during the three months ended March 31, 2013 is $4.7 million (or 0.8% of net revenues) in costs associated with restructuring cost actions to better align capacity to preclinical market demand and reduce overhead in the Company’s early development segment, as well as to improve future profitability by streamlining its overall cost structure, including its corporate and functional support infrastructure and consolidating facilities in connection with the rationalization of its data centers.  Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 15.3% to $31.4 million for the three months ended March 31, 2013 from $27.2 million for the corresponding 2012 period.  As a percentage of net revenues, depreciation and amortization increased by 30 basis points to 5.4% for the three months ended March 31, 2013 from 5.1% for the corresponding 2012 period.  Depreciation and amortization during the three months ended March 31, 2013 includes $1.5 million (or 0.3% of net revenues) in accelerated depreciation associated with the restructuring initiatives described above. The balance of the increase results from depreciation on assets placed in service over the last year.

Income from operations increased 4.6% to $48.3 million or 8.3% of net revenues for the three months ended March 31, 2013 from $46.1 million or 8.7% of net revenues for the corresponding 2012 period.  Income from operations for the three months ended March 31, 2013 includes $6.2 million (or 1.1% of net revenues) in costs associated with the restructuring initiatives described above.

Income from operations from Covance’s early development segment for the three months ended March 31, 2013 increased 46.4% or $5.2 million to $16.6 million as compared to $11.3 million for the corresponding 2012 period. As a percentage of net revenues, early development income from operations increased 270 basis points from 5.3% of early development net revenues in the three months ended March 31, 2012 to 8.0% in the corresponding 2013 period.  The increase in income from operations in Covance’s early development segment for the three months ended March 31, 2013 was driven primarily by benefits realized from our restructuring cost actions described above, partially offset by the inclusion in the 2013 three month period of $3.6 million in costs (1.7% of segment net revenues) associated with the restructuring cost actions.

Income from operations from Covance’s late-stage development segment for the three months ended March 31, 2013 increased 14.5% or $10.5 million to $82.9 million as compared to $72.4 million for the corresponding 2012 period. As a percentage of net revenues, late-stage development income from operations decreased 50 basis points from 22.7% of late-stage development net revenues in the three month period ended March 31, 2012 to 22.2% of net revenues in the corresponding 2013 period, driven by the inclusion in the 2013 three month period of $1.9 million in costs (0.5% of segment net revenues) associated with the restructuring cost actions described above.

Corporate expense increased $13.6 million to $51.3 million or 8.8% of net revenues for the three months ended March 31, 2013 as compared to $37.6 million or 7.1% of net revenues for the corresponding 2012 period, driven primarily by higher information technology spending associated with the corporate components of the Company’s strategic IT initiatives and higher incentive compensation costs based upon performance.  Corporate expense for the three months ended March 31, 2013 includes restructuring charges of $0.7 million (or 0.1% of net revenues).  Also included in Corporate expense is stock-based compensation expense of $11.0 million or 1.9% of net revenues for the three months ended March 31, 2013, as compared to $10.5 million or 2.0% of net revenues for the corresponding 2012 period.

Other income, net, increased $15.2 million to $14.5 million for the three months ended March 31, 2013, from an expense of $0.7 million for the corresponding 2012 period, driven primarily by the gain on sale of the investment in BioClinica, Inc. (“BIOC”) of $15.7 million.  This gain was partially offset by an increase in net interest expense of $0.4 million, to $0.9 million for the 2013 period from $0.5 million for the corresponding 2012 period, as well as an increase in foreign exchange transaction losses of $0.1 million, to $0.3 million for the 2013 period from $0.2 million for the corresponding 2012 period.

Covance’s effective tax rate for the three months ended March 31, 2013 was 23.2% compared to 21.6% for the corresponding 2012 period.  Covance’s effective tax rate for the three months ended March 31, 2013 includes a $1.8 million tax benefit on $6.2 million in restructuring charges and a $5.5 million tax provision on the $15.7 million gain on sale of the Company’s investment in BIOC.  The remaining year-over-year decrease in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and to the impact of tax planning initiatives.

Net income of $48.2 million for the three months ended March 31, 2013 increased $12.5 million or 34.9% as compared to $35.7 million for the corresponding 2012 period, driven primarily by the gain on sale of the Company’s investment in BIOC of $10.2 million, net of tax, combined with increased operating income, partially offset by restructuring costs of $4.3 million, net of tax.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2013 and December 31, 2012 were $429.8 million and $492.8 million, respectively.  Amounts held by foreign subsidiaries were approximately $393 million and $447 million at March 31, 2013 and December 31, 2012, respectively, primarily in Swiss Francs, British Pounds and Euros. Foreign cash balances generally result from unremitted foreign earnings, which the Company intends to leave invested indefinitely outside of the United States. If the Company were to remit such earnings to the United States, it would be subject to additional United States income taxes. Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions which carry a Moody’s rating of A1 P1 or better.  Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. On March 7, 2012, Covance amended its credit facility, which was not due to expire until October 2015, in order to, in part, provide sufficient liquidity to finance purchases under its 2012 authorized share buyback program, as well as to secure more favorable financing rates.  The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $500 million.  At March 31, 2013, there were $325 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  At December 31, 2012, there were $320.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points.  Interest on all outstanding borrowings under the previous credit agreement was based upon the London Interbank Offered Rate plus a margin of 200 basis points. Interest on outstanding borrowings approximated 1.46% per annum and 2.06% per annum during the three months ended March 31, 2013 and 2012, respectively. Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five-year term.  The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At March 31, 2013, Covance was in compliance with the terms of the Credit Agreement.  Covance believes cash on hand plus cash from operations and available borrowings under the Credit Agreement will provide sufficient liquidity for the foreseeable future.

During the three months ended March 31, 2013, Covance’s operations used $54.1 million, compared to providing $45.4 million in the corresponding 2012 period.  The change in net operating assets used $124.3 million in cash during the three months ended March 31, 2013, primarily due to a reduction in accrued liabilities (attributable primarily to incentive compensation payments made during the first quarter of 2013 relating to 2012 incentive compensation accruals and payments made on restructuring costs accrued in 2012), a 5 day increase in days sales outstanding (accounts receivable, unbilled services and unearned revenue), and an increase in other assets and liabilities, net. The change in net operating assets used $25.5 million in cash during the three months ended March 31, 2012, primarily due to a reduction in accrued liabilities (partly attributable to incentive compensation payments made during the first quarter of 2012 relating to 2011 incentive compensation accruals) and an increase in other assets and liabilities, net, partially offset by a 9 day reduction in days sales outstanding.  Covance’s ratio of current assets to current liabilities was 1.52 at March 31, 2013 and 1.40 at December 31, 2012.

Investing activities for the three months ended March 31, 2013 used $12.9 million, compared to $29.8 million for the corresponding 2012 period.  Capital spending for the first three months of 2013 totaled $30.4 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Approximately $15.1 million of capital spending in the first three months of 2013 represents expenditures associated with assets that have not yet been placed in service at March 31, 2013. Partially offsetting this spend was the receipt of proceeds of approximately $17.1 million upon the sale of our investment in BIOC in the 2013 period. Capital spending for the corresponding 2012 period totaled $29.9 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.

Financing activities for the three months ended March 31, 2013 provided $21.3 million, compared to $28.1 million in the corresponding 2012 period.  Cash received from financing activities during the three months ended March 31, 2013 included $23.8 million in proceeds from the exercise of stock options, $1.1 million in excess tax benefits realized on the exercise of stock options and $5.0 million of net borrowings under the Credit Agreement. Partially offsetting these items was $8.6 million for the purchase into treasury of 126,178 shares in connection with employee benefit plans. During the three months ended March 31, 2012, cash received from financing activities included $310 million of net borrowings under the Credit Agreement, $1.8 million in proceeds from the exercise of stock options and $0.3 million in excess tax benefits realized on the exercise of stock options.  Partially offsetting these items was $276.8 million used to purchase 5,853,324 shares of common stock into treasury in connection with share buyback programs authorized by Covance’s Board of Directors and $7.2 million for the purchase into treasury of 149,817 shares in connection with employee benefit plans, for an aggregate cost of $284 million.

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

Recently Issued Accounting Standards

In March 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 clarifies the applicable guidance under current U.S. generally accepted accounting principles for the release of the cumulative translation adjustment upon a reporting entity’s derecognition of a subsidiary or group of assets within a foreign entity or part or all of its investment in a foreign entity. The ASU requires a reporting entity, which either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, to release any related cumulative translation adjustment into net income. ASU 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013. Covance will be required to adopt ASU 2013-05 no later than the quarter beginning January 1, 2014. Although Covance does not expect the adoption of the ASU to have a material impact on its consolidated results of operations or financial position, the actual impact will be dependent upon the nature and significance of future events that would be subject to the ASU.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the three months ended March 31, 2013, approximately 51% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derive a large portion of our net revenues from international operations. For the three months ended March 31, 2013, we derived approximately 51% of our net revenues from operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Reliance on air transportation.

Our central laboratories and certain of our other businesses are heavily reliant on air travel for transport of clinical trial kits and other material, research products and people, and a significant disruption to the air travel system, or our access to it, could have a material adverse effect on our business.

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

101                                                                           The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.   Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: May 3, 2013	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board	May 3, 2013
Joseph L. Herring	and Chief Executive Officer
(Principal Executive Officer)

/s/ Alison A. Cornell	Corporate Vice President	May 3, 2013
Alison A. Cornell	and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian H. Nutt	Principal Accounting Officer	May 3, 2013
Brian H. Nutt

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification — Joseph L. Herring. Filed herewith.

31.2	Certification — Alison A. Cornell. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Alison A. Cornell. Filed herewith.

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.