Form 10-Q
period 2013-06-30
COVANCE INC
filed 2013-08-01
CIK 1023131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 26, 2013, the Registrant had 55,900,157 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended June 30, 2013

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30,	December 31,
(Dollars in thousands)	2013	2012
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$445,600	$492,824
Accounts receivable	396,653	339,558
Unbilled services	154,345	136,878
Inventory	47,947	49,270
Deferred income taxes	47,953	44,903
Income taxes receivable	261	3,642
Prepaid expenses and other current assets	219,481	167,629
Total Current Assets	1,312,240	1,234,704
Property and equipment, net	880,953	891,319
Goodwill	109,820	109,820
Other assets	38,261	52,499
Total Assets	$2,341,274	$2,288,342

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$52,742	$34,430
Accrued payroll and benefits	119,889	144,681
Accrued expenses and other current liabilities	107,008	127,686
Unearned revenue	241,681	255,776
Short-term debt	325,000	320,000
Total Current Liabilities	846,320	882,573
Deferred income taxes	20,760	27,912
Other liabilities	74,167	70,665
Total Liabilities	941,247	981,150
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock - Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 80,409,500 and 79,131,299 shares issued and outstanding, including those held in treasury, at June 30, 2013 and December 31, 2012, respectively	804	791
Paid-in capital	806,993	744,114
Retained earnings	1,689,786	1,600,626
Accumulated other comprehensive (loss) income	(3,579)	28,520
Treasury stock at cost (24,514,380 and 24,145,773 shares at June 30, 2013 and December 31, 2012, respectively)	(1,093,977)	(1,066,859)
Total Stockholders’ Equity	1,400,027	1,307,192
Total Liabilities and Stockholders’ Equity	$2,341,274	$2,288,342

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share data)	2013	2012	2013	2012

Net revenues	$592,298	$542,782	$1,172,497	$1,073,623
Reimbursable out-of-pocket expenses	51,678	42,263	105,814	85,330
Total revenues	643,976	585,045	1,278,311	1,158,953

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	419,115	408,198	830,459	784,658
Reimbursable out-of-pocket expenses	51,678	42,263	105,814	85,330
Selling, general and administrative (excluding depreciation and amortization)	90,177	90,601	179,396	171,630
Depreciation and amortization	31,496	29,953	62,881	57,183
Goodwill impairment charge	—	17,959	—	17,959
Total costs and expenses	592,466	588,974	1,178,550	1,116,760
Income (loss) from operations	51,510	(3,929)	99,761	42,193

Other (income) expense, net:
Interest income	(513)	(526)	(1,139)	(1,038)
Interest expense	1,517	1,466	3,014	2,471
Foreign exchange transaction loss, net	694	792	1,029	1,020
Gain on sale of investments	(707)	—	(16,400)	—
Impairment of equity investment	—	7,373	—	7,373
Loss on sale of business	—	169	—	169
Other (income) expense, net	991	9,274	(13,496)	9,995

Income (loss) before taxes and equity investee earnings	50,519	(13,203)	113,257	32,198
Tax expense (benefit)	9,525	(607)	24,097	9,200
Equity investee (loss) earnings	—	(81)	—	17
Net income (loss)	$40,994	$(12,677)	$89,160	$23,015

Basic earnings (loss) per share	$0.75	$(0.23)	$1.64	$0.41

Weighted average shares outstanding - basic	54,662,093	54,184,966	54,434,563	55,965,410

Diluted earnings (loss) per share	$0.72	$(0.23)	$1.58	$0.40

Weighted average shares outstanding – diluted	56,880,115	54,184,966	56,598,936	57,456,154

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2013	2012	2013	2012

Net income (loss)	$40,994	$(12,677)	$89,160	$23,015

Other comprehensive income (loss), net of tax:
Currency translation gain (loss)	9,299	(27,924)	(25,149)	(13,494)
Unrealized (loss) gain on securities	—	(1,102)	2,776	888
Amount reclassified for realized gain on securities	—	—	(10,194)	—
Defined benefit pension plan amortization of actuarial loss and prior service credits	468	—	468	—
Total other comprehensive income (loss), net of tax	9,767	(29,026)	(32,099)	(12,606)

Comprehensive income (loss)	$50,761	$(41,703)	$57,061	$10,409

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	Six Months Ended June 30
(Dollars in thousands)	2013	2012

Cash flows from operating activities:
Net income	$89,160	$23,015
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	62,881	57,183
Non-cash impairment charges	—	44,610
Non-cash compensation expense associated with employee benefit and stock compensation plans	19,311	19,422
Deferred income tax benefit	(5,712)	(15,507)
Gain on sale of investments	(16,400)	—
Loss on sale of business	—	169
Loss on disposal of property and equipment	375	432
Equity investee earnings	—	(17)
Changes in operating assets and liabilities, net of business sold:
Accounts receivable	(57,095)	(2,143)
Unbilled services	(17,467)	(20,704)
Inventory	1,323	8,948
Accounts payable	18,312	6,401
Accrued liabilities	(45,470)	(26,023)
Unearned revenue	(14,095)	36,442
Income taxes	6,736	(5,028)
Other assets and liabilities, net	(44,441)	(45,124)
Net cash (used in) provided by operating activities	(2,582)	82,076
Cash flows from investing activities:
Capital expenditures	(68,433)	(69,343)
Proceeds from sale of investments	17,781	—
Other, net	394	990
Net cash used in investing activities	(50,258)	(68,353)
Cash flows from financing activities:
Net borrowings under revolving credit facility	5,000	300,000
Stock issued under option plans	40,226	3,522
Purchase of treasury stock	(27,118)	(302,099)
Net cash provided by financing activities	18,108	1,423
Effect of exchange rate changes on cash	(12,492)	(6,421)
Net change in cash and cash equivalents	(47,224)	8,725
Cash and cash equivalents, beginning of period	492,824	389,103
Cash and cash equivalents, end of period	$445,600	$397,828

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2012, 2011 and 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Inventory

Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.  Finished goods accounted for $27.6 million and $32.7 million and supplies accounted for $20.3 million and $16.6 million of total inventory at June 30, 2013 and December 31, 2012, respectively.

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $108.0 million and $82.0 million at June 30, 2013 and December 31, 2012, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2013 and 2012

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

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value. This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. In the second quarter of 2012, Covance commenced actions to close its clinical pharmacology operations located in Basel, Switzerland and as a result determined the goodwill associated with the acquisition of the Basel clinic was impaired and recorded a charge of $18.0 million to write off the carrying value of the goodwill as of June 30, 2012. The Basel clinic is part of Covance’s Early Development segment and clinical pharmacology reporting unit, however, because the clinic was operated on a standalone basis and was not integrated into the reporting unit after its acquisition, the related goodwill was evaluated for impairment at the site level and not the reporting unit level. The most recent annual test for impairment performed for 2012 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through June 30, 2013 that warranted a reconsideration of our impairment test results.

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

(UNAUDITED)

June 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

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

(UNAUDITED)

June 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

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

As of June 30, 2013 and December 31, 2012, the balance of the reserve for unrecognized tax benefits was $8.1 million, including accrued interest of $0.5 million, and $9.4 million, including interest of $0.6 million, respectively, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus and deemed income.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax, state sales and use and other taxes.   The balance of this reserve was $1.1 million at both June 30, 2013 and December 31, 2012, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of June 30, 2013.

Accumulated Other Comprehensive (Loss) Income

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

	Foreign Currency Translation Adjustments	Unrealized Gain on Available for Sale Securities	Defined Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$52,070	$7,418	$(30,968)	$28,520
Other comprehensive (loss) income, net of tax, before reclassifications	(25,149)	2,776	—	(22,373)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(10,194)	468	(9,726)
Net current-period other comprehensive (loss) income, net of tax	(25,149)	(7,418)	468	(32,099)
Balance at June 30, 2013	$26,921	$—	$(30,500)	$(3,579)

Amounts reclassified from accumulated other comprehensive (loss) income, net of tax, represent the realized gain on the sale of Covance’s investment in BioClinica, Inc. of $15.7 million, net of tax of $5.5 million (see Note 4) and the amortization of actuarial losses and prior service credits to net periodic pension cost of $0.7 million, net of tax of $0.2 million (see Note 6).

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2013 and 2012

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

In computing diluted EPS for the three months ended June 30, 2013, the denominator was increased by 2,218,022 shares and for the six months ended June 30, 2013 and 2012, the denominator was increased by 2,164,373 shares and 1,490,744 shares, respectively, representing the dilutive effect of all unvested restricted shares as well as those stock options outstanding at June 30, 2013 and 2012, with exercise prices less than the average market price of Covance’s common stock during each respective period.  In computing diluted EPS for the three months ended June 30, 2012, there were 1,500,115 potentially dilutive shares that were not included in the computation, as their effect would be anti-dilutive. Excluded from the computation of diluted EPS for the three months ended June 30, 2013 were options to purchase 213,695 shares of common stock at prices ranging from $77.72 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the six months ended June 30, 2013 were options to purchase 214,112 shares of common stock at prices ranging from $73.32 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended June 30, 2012 were options to purchase 3,499,610 shares of common stock at prices ranging from $46.40 to $94.34 per share because the exercise prices of such

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the six months ended June 30, 2012 were options to purchase 3,205,785 shares of common stock at prices ranging from $46.70 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the six month periods ended June 30, 2013 and 2012 was $2.6 million and $1.9 million, respectively. Cash paid for income taxes for the six month periods ended June 30, 2013 and 2012 totaled $19.2 million and $22.5 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the six months ended June 30, 2013 and 2012 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $2.3 million and $0.4 million, respectively (a corresponding cash inflow of $2.3 million and $0.4 million, respectively, for both periods has been included in financing cash flows).

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

3.  Treasury Stock

The Board of Directors has, from time to time, approved stock repurchase programs enabling Covance to repurchase shares of its common stock.  In January 2012, the Covance Board of Directors authorized the repurchase of up to $300 million of the Company’s outstanding common stock (the “2012 Repurchase Program”).  At June 30, 2013, there was $2.0 million remaining for purchase of the Company’s outstanding common stock under the 2012 Repurchase Program.  In addition to the Board approved share repurchase programs, Covance also reacquires shares of its common stock when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.

The following table sets forth the treasury stock activity during the six month periods ended June 30, 2013 and 2012:

	Six Months Ended June 30
	2013		2012
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$18,122	237.9	$294,787	6,238.7
Employee benefit plans	8,996	130.7	7,312	152.4
Total	$27,118	368.6	$302,099	6,391.1

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

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

On January 31, 2013, Covance terminated its long-standing inventory supply agreement with Noveprim Limited (“Noveprim”) and surrendered its entire 47% minority equity position in Noveprim. During the second quarter of 2012, the investment was determined to be impaired due to a decline in demand for the research products supplied by Noveprim.  As a result, Covance recorded a $7.4 million impairment charge to write off the full carrying value of the investment as of June 30, 2012. The fair value of the investment was measured with an income approach using internally developed estimates of future cash flows, which are Level 3 inputs under the fair value hierarchy. The Company then suspended equity accounting for this investment as the carrying value of its investment was zero.  During the three and six month periods ended June 30, 2012, Covance recognized a loss of $0.1 million and income of $17 thousand, respectively, representing its share of Noveprim’s (losses) earnings.

In July 2012, Covance sold 100% of its investment in Caprion Proteomics (“Caprion”), a privately held company headquartered in Montreal, Canada, for cash proceeds of approximately $4.7 million and recognized a gain on the sale of approximately $1.5 million. In June 2013, Covance received an additional $0.7 million in contingent consideration in connection with the Caprion sale, upon the release of funds held in escrow, which was recorded as an additional gain on the sale.

5.  Credit Facilities

On March 7, 2012, Covance amended its credit facility, which was not due to expire until October 2015, in order to, in part, provide sufficient liquidity to finance purchases under its 2012 Repurchase Program, as well as to secure more favorable financing rates. The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $500 million.  At June 30, 2013, there were $325.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  At December 31, 2012, there were $320.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points.  Interest on all outstanding borrowings under the previous credit agreement was based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 1.46% per annum during both the three and six months ended June 30, 2013.  Interest on outstanding borrowings approximated 1.50% per annum and 1.68% per annum during the three and six months ended June 30, 2012, respectively.  Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five-year term.

The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At June 30, 2013, Covance was in compliance with the terms of the Credit Agreement.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2013 and 2012

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

The components of and the assumptions used to determine net periodic pension cost for these plans for the three and six month periods ended June 30, 2013 and 2012 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended June 30		Three Months Ended June 30
	2013	2012	2013	2012
Components of Net Periodic Pension Cost:
Service cost	$458	$584	$192	$184
Interest cost	1,951	1,934	151	171
Expected return on plan assets	(2,484)	(2,581)	—	—
Amortization of net actuarial loss	153	294	56	8
Net periodic pension cost	$78	$231	$399	$363

	United Kingdom Plans		German Plan
	Six Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Components of Net Periodic Pension Cost:
Service cost	$922	$1,163	$386	$370
Interest cost	3,931	3,850	304	344
Expected return on plan assets	(5,005)	(5,138)	—	—
Amortization of net actuarial loss	309	586	113	16
Net periodic pension cost	$157	$461	$803	$730

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.60%	4.60%	3.50%	5.40%
Expected rate of return on assets	5.30%	5.90%	n/a	n/a
Salary increases	3.60%	4.00%	2.00%	2.50%

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

The components of net periodic pension cost for the three and six month periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Components of Net Periodic Pension Cost:
Service cost	$377	$370	$754	$739
Interest cost	181	194	362	388
Amortization of prior service credit	(30)	(30)	(60)	(59)
Amortization of net actuarial loss	142	67	284	134
Net periodic pension cost	$670	$601	$1,340	$1,202

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	3.20%	4.30%	3.20%	4.30%
Salary increases	3.25%	3.75%	3.25%	3.75%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.

The components of net periodic post-retirement benefit cost for the three and six month periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2013		2012	2013		2012
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$18		$24	$36		$48
Interest cost	59		73	119		146
Amortization of net actuarial loss	—		10	—		19
Net periodic post-retirement benefit cost	$77		$107	$155		$213

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	3.60%		4.60%	3.60%		4.60%
Health care cost trend rate	7.50	%(a)	8.00%	7.50	%(a)	8.00%

(a) decreasing to ultimate trend of 5.00% in 2018

7.  Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

In May 2013, Covance’s shareholders approved the 2013 Employee Equity Participation Plan (the “2013 EEPP”) in replacement of the 2010 Employee Equity Participation Plan (the “2010 EEPP”).  Effective upon approval of the 2013 EEPP, no further grants or awards were permitted under the 2010 EEPP.  Shares remaining available for grant under the 2010 EEPP are available for grant under the 2013 EEPP.  The 2013 EEPP became effective on May 7, 2013 and will expire on May 6,

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

2023. The 2013 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2013 EEPP and to grant awards to employees of Covance. The 2013 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Shares granted, other than options or SARs, shall be counted against the shares available for grant based upon the ratio of 2.09 for every one share granted. The exercise period for stock options granted under the 2013 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2013 EEPP is determined by the Compensation Committee at the time of grant. Beginning in 2012, options and restricted stock awards are generally granted with a pro rata four year vesting period, whereas previously, they were generally granted with a pro rata three year vesting period. Performance-based restricted stock awards generally vest over a three year period. The number of shares of Covance common stock initially available for grant under the 2013 EEPP totaled 2.8 million plus approximately 0.8 million shares remaining available under the 2010 EEPP at the time the 2013 EEPP was approved.  All grants and awards under the 2010 EEPP remaining outstanding are administered in accordance with the provisions of the 2010 EEPP out of shares issuable under the 2013 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights under the 2010 EEPP or the 2013 EEPP. At June 30, 2013 there were approximately 3.5 million shares remaining available for grants under the 2013 EEPP.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted average assumptions used to calculate the fair value of options granted for both the three and six month periods ended June 30, 2013 and 2012:

	Three and Six Months Ended June 30
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

Results of operations for the three month period ended June 30, 2013 include total stock-based compensation expense of $8.3 million ($5.7 million net of tax benefit of $2.6 million), $3.4 million of which has been included in cost of revenue and $4.9 million of which has been included in selling, general and administrative expenses.  Results of operations for the six month period ended June 30, 2013 include total stock-based compensation expense of $19.3 million ($13.3 million net of tax benefit of $6.0 million), $8.5 million of which has been included in cost of revenue and $10.8 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended June 30, 2012 include total stock-based compensation expense of $9.0 million ($6.1 million net of tax benefit of $2.9 million), $4.8 million of which has been included in cost of revenue and $4.2 million of which has been included in selling, general and administrative expenses.  Results of operations for the six month period ended June 30, 2012 include total stock-based compensation expense of $19.4 million ($13.3 million net of tax benefit of $6.1 million), $10.1 million of which has been included in cost of revenue and $9.3 million of which has been included in selling, general and administrative expenses.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

8.  Facility Consolidation and Other Cost Reduction Actions

During the second quarter of 2012, Covance commenced a series of actions to better align capacity to preclinical market demand and reduce overhead in its early development segment, as well as to improve future profitability by streamlining its overall cost structure, including its corporate and functional support infrastructure and consolidating facilities in connection with the rationalization of its data centers. These actions included the closure of the Company’s toxicology facility in Chandler, Arizona, its clinical pharmacology facilities in Honolulu, Hawaii and Basel, Switzerland, as well as a capacity and workforce reduction in Muenster, Germany.  Costs associated with the restructuring component of these actions during the three and six months ended June 30, 2013 totaled $3.4 million (which has been included in selling, general and administrative expenses) and $9.5 million ($8.0 million of which has been included in selling, general and administrative expenses and $1.5 million of which has been included in depreciation and amortization), respectively.  Costs associated with the restructuring component of these actions during the three and six months ended June 30, 2012, totaled $9.7 million ($8.5 million of which has been included in selling, general and administrative expenses and $1.2 million of which has been included in depreciation and amortization).  These restructuring actions are expected to be completed in 2014.

The following table sets forth the costs incurred in connection with these restructuring activities during the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Employee separation costs	$2,148	$7,782	$4,145	$7,782
Lease and facility exit costs	(39)	—	627	—
Accelerated depreciation and amortization	—	1,209	1,497	1,209
Other costs	1,250	676	3,260	676
Total	$3,359	$9,667	$9,529	$9,667

The following table sets forth the restructuring costs by segment incurred during the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Early Development	$1,316	$9,197	$4,869	$9,197
Late-Stage Development	1,363	179	3,261	179
Corporate expenses	680	291	1,399	291
Total	$3,359	$9,667	$9,529	$9,667

Total costs for these restructuring actions are expected to approximate $48 million, including $28 million in employee separation costs, $5 million in lease and facility exit costs, $5 million in accelerated depreciation and amortization and $10 million in other costs. Costs by segment are expected to total $37 million in our early development segment, $5 million in our late-stage development segment and $6 million in corporate expenses.

Cumulative costs for these actions through June 30, 2013 totaled $43.4 million, of which $38.4 million was included in selling, general and administrative expenses and $5.0 million was included in depreciation and amortization.  Cumulative costs incurred by category for these actions through June 30, 2013 totaled $27.0 million in employee separation costs, $4.5 million in lease and facility exit costs, $5.0 million in accelerated depreciation and $6.9 million in other costs. Cumulative costs incurred by segment through June 30, 2013 totaled $35.2 million in our early development segment, $4.6 million in our late-stage development segment and $3.6 million in corporate expenses.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

The following table sets forth the rollforward of the restructuring activity for the six months ended June 30, 2013:

Description	Balance, Dec 31, 2012	Total Charges	Cash Payments	Other	Balance, June 30, 2013
Employee separation costs	$11,236	$4,145	$(10,010)	$(43)	$5,328
Lease and facility exit costs	3,733	627	(1,018)	(25)	3,317
Accelerated depreciation and amortization	—	1,497	—	(1,497)	—
Other costs	171	3,260	(3,213)	—	218
Total	$15,140	$9,529	$(14,241)	$(1,565)	$8,863

Other costs include charges incurred in connection with transitioning services from sites being closed and legal and professional fees.  Other activity in the reserve rollforward primarily reflects accelerated depreciation and amortization and foreign exchange impacts as a result of the change in exchange rates between periods.

In addition to the above restructuring costs, in the three and six months ended June 30, 2013, Covance incurred $2.6 million in costs associated with other cost reduction actions, primarily to consolidate certain corporate support functions ($1.7 million included in selling, general and administrative expense), as well as property tax and depreciation expense on facilities that have been closed but not yet disposed of ($0.3 million included in selling, general and administrative expense and $0.6 million included in depreciation and amortization). These costs are included in our early development segment ($1.0 million) and corporate expenses ($1.6 million).

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

June 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

Segment revenues, operating income and total assets for the three and six months ended June 30, 2013 and 2012 are as follows:

	Early Development		Late-Stage Development		Other Reconciling Items		Total
Three months ended June 30, 2013
Total revenues from external customers	$214,582		$377,716		$51,678	(a)	$643,976
Operating income	$21,882	(d)	$79,500	(e)	$(49,872	)(b)	$51,510
Total assets	$1,123,348		$1,001,028		$216,898	(c)	$2,341,274

Three months ended June 30, 2012
Total revenues from external customers	$219,683		$323,099		$42,263	(a)	$585,045
Operating (loss) income	$(33,092	)(d)	$68,027	(e)	$(38,864	)(b)	$(3,929)
Total assets	$1,098,047		$814,086		$225,203	(c)	$2,137,336

Six months ended June 30, 2013
Total revenues from external customers	$421,858		$750,639		$105,814	(a)	$1,278,311
Operating income	$38,439	(d)	$162,449	(e)	$(101,127	)(b)	$99,761
Total assets	$1,123,348		$1,001,028		$216,898	(c)	$2,341,274

Six months ended June 30, 2012
Total revenues from external customers	$431,351		$642,272		$85,330	(a)	$1,158,953
Operating (loss) income	$(21,784	)(d)	$140,466	(e)	$(76,489	)(b)	$42,193
Total assets	$1,098,047		$814,086		$225,203	(c)	$2,137,336

(a)         Represents revenues associated with reimbursable out-of-pocket expenses.

(b)         Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense). Corporate expenses include charges associated with restructuring and cost reduction actions of $2,308 and $3,027 for the three and six months ended June 30, 2013, respectively, and restructuring costs of $291 for the three and six months ended June 30, 2012.

(c)          Represents corporate assets.

(d)         Early Development operating income includes restructuring and cost reduction actions of $2,342 and $5,895 for the three and six months ended June 30, 2013, respectively, and restructuring costs of $9,197, an inventory impairment charge of $20,781 and a goodwill impairment charge of $17,959 for the three and six months ended June 30, 2012.

(e)          Late-Stage Development operating income includes restructuring costs of $1,363 and $3,261 for the three and six months ended June 30, 2013, respectively, and restructuring costs of $179 for the three and six months ended June 30, 2012.

10.  Subsequent Events

Covance completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s Phase II-IV clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the quarter ended June 30, 2013, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

Bad Debts.  Covance endeavors to assess and monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business.  Covance maintains a provision for doubtful accounts relating to amounts due that may not be collected.  This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant.  Since the recorded bad debt provision is based upon management’s judgment, actual bad debt write-offs may be greater or less than the amount recorded.  Historically, bad debt write-offs have not been material.  The allowance for doubtful accounts amounted to $6.8 million and $6.2 million at June 30, 2013 and December 31, 2012, respectively.

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

As of June 30, 2013, the balance of the reserve for unrecognized tax benefits is $8.1 million, including accrued interest of $0.5 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, and deemed income.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax, state sales and use and other taxes.  The balance of this reserve at June 30, 2013 is $1.1 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States.  Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of June 30, 2013.

Stock-Based Compensation.  The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 7 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for both the three and six month periods ended June 30, 2013 and 2012:

	Three and Six Months Ended June 30
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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value.  This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  In the second quarter of 2012, Covance commenced actions to close its clinical pharmacology operations located in Basel, Switzerland and as a result determined the goodwill associated with the acquisition of the Basel clinic was impaired and recorded a charge of $18.0 million to write off the carrying value of the goodwill as of June 30, 2012. The Basel clinic is part of Covance’s Early Development segment and clinical pharmacology reporting unit, however, because the clinic was operated on a standalone basis and was not integrated into the reporting unit after its acquisition, the related goodwill was evaluated for impairment at the site level and not the reporting unit level. The most recent test for impairment performed for 2012 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through June 30, 2013 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of a reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At June 30, 2013, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $26.9 million.

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

Results of Operations

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012.  Net revenues totaling $592.3 million for the three months ended June 30, 2013 increased 9.1%, or 9.5% excluding the unfavorable impact of foreign exchange rate variances between both periods, as compared to $542.8 million for the corresponding 2012 period.  Net revenues from Covance’s early development segment decreased 2.3%, or 1.7% excluding the unfavorable impact of foreign exchange rate variances between both periods. The decline in the early development segment was due in part to the inclusion of $2.7 million in revenue in the 2012 period from two clinical pharmacology facilities closed and the sale of the environmental service line since that time.  In addition, lower revenue in discovery support services and certain pharmaceutical chemistry service offerings were only partially offset by higher revenue from growth in nutritional chemistry, clinical pharmacology and toxicology services.  Net revenues from Covance’s late-stage development segment increased 16.9%, or 17.1% excluding the unfavorable impact of foreign exchange rate variances between both periods.  Growth in the late-stage development segment was led by higher kit volumes in our central laboratory services and the continued strong performance of our Phase II-IV clinical development services on increased study activity.

Cost of revenue increased 2.7% to $419.1 million or 70.8% of net revenues for the three months ended June 30, 2013 as compared to $408.2 million or 75.2% of net revenues for the corresponding 2012 period.  Gross margins increased by

440 basis points to 29.2% for the three months ended June 30, 2013 from 24.8% for the corresponding 2012 period due primarily to an inventory impairment charge in the 2012 period of $20.8 million (or 3.8% of net revenues) to write down certain preclinical inventory, combined with savings realized from our ongoing restructuring and cost reduction initiatives.

Overall, selling, general and administrative expenses decreased 0.5% to $90.2 million for the three months ended June 30, 2013 from $90.6 million for the corresponding 2012 period. As a percentage of net revenues, selling, general and administrative expenses decreased by 150 basis points to 15.2% for the three months ended June 30, 2013 from 16.7% for the corresponding 2012 period. Included in selling, general and administrative expense during the three months ended June 30, 2013 and 2012 is $5.4 million (or 0.9% of net revenues) and $8.5 million (or 1.6% of net revenues), respectively, in charges associated with restructuring and cost reduction actions to better align capacity to preclinical market demand and reduce overhead in the Company’s early development segment, as well as to improve future profitability by streamlining the Company’s overall cost structure, including its corporate and functional support infrastructure and consolidating facilities in connection with the rationalization of its data centers. The 150 basis point decrease also reflects savings realized from ongoing restructuring and cost reduction initiatives.  Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 5.2% to $31.5 million for the three months ended June 30, 2013 from $30.0 million for the corresponding 2012 period.  As a percentage of net revenues, depreciation and amortization decreased by 20 basis points to 5.3% for the three months ended June 30, 2013, from 5.5% for the corresponding 2012 period.  Depreciation and amortization during the three months ended June 30, 2013 and 2012 includes $0.6 million (or 0.1% of net revenues) and $1.2 million (or 0.2% of net revenues), respectively, in depreciation associated with the restructuring and other cost reduction initiatives described above.

Income from operations increased $55.4 million, to $51.5 million or 8.7% of net revenues for the three months ended June 30, 2013, from a loss of $3.9 million or (0.7%) of net revenues for the corresponding 2012 period.  Income from operations for the three months ended June 30, 2013 includes $6.0 million (or 1.0% of net revenues) in charges associated with the restructuring initiatives and cost actions described above. The loss from operations for the three months ended June 30, 2012 included an inventory impairment charge of $20.8 million (or 3.8% of net revenues), a goodwill impairment charge of $18.0 million (or 3.3% of net revenues) related to the Basel clinic, which was included in our early development segment results, as well as restructuring charges and cost actions of $9.7 million (or 1.8% of net revenues) described above.  The remainder of the increase in income from operations in the 2013 three month period is primarily driven by revenue growth, as described above, as well as benefits realized from our ongoing restructuring and cost reduction initiatives.

Income from operations from Covance’s early development segment for the three months ended June 30, 2013 increased $55.0 million to $21.9 million from a loss of $33.1 million for the corresponding 2012 period. As a percentage of net revenues, early development income from operations increased from (15.1%) of early development net revenues for the three months ended June 30, 2012 to 10.2% in the corresponding 2013 period.  The increase in income from operations from Covance’s early development segment for the three months ended June 30, 2013 is due to the inclusion in the 2012 period of an inventory impairment charge of $20.8 million (or 9.5% of segment net revenues), a goodwill impairment charge of $18.0 million (or 8.2% of segment net revenues) and charges associated with the restructuring and cost reduction actions of $9.2 million (or 4.2% of segment net revenues), combined with benefits realized in the 2013 three month period from our restructuring and cost reduction actions described above, partially offset by the inclusion in the 2013 period of $2.3 million in costs (1.1% of segment net revenues) associated with the ongoing restructuring and cost reduction actions.

Income from operations from Covance’s late-stage development segment for the three months ended June 30, 2013 increased 16.9% or $11.5 million to $79.5 million as compared to $68.0 million for the corresponding 2012 period. As a percentage of net revenues, late-stage development income from operations decreased 10 basis points from 21.1% of late-stage development net revenues in the three month period ended June 30, 2012 to 21.0% of net revenues in the corresponding 2013 period.  Income from operations from Covance’s late-stage development segment for the three months ended June 30, 2013 and 2012 includes $1.4 million (or 0.4% of segment net revenues) and $0.2 million (or 0.1% of segment net revenues), respectively, in costs associated with the restructuring and cost reduction initiatives described above.  In addition, the 2013 three month period includes increased spending on IT projects, which were more than offset by operating leverage on revenue growth.

Corporate expense increased $11.0 million to $49.9 million or 8.4% of net revenues for the three months ended June 30, 2013 as compared to $38.9 million or 7.2% of net revenues for the corresponding 2012 period, driven primarily by higher information technology spending associated with the corporate components of the Company’s strategic IT initiatives and higher incentive compensation costs based upon the Company’s strong performance.  Corporate expenses for the three months ended June 30, 2013 and 2012 includes restructuring and cost reduction charges of $2.3 million (or 0.4% of net revenues) and $0.3 million (or 0.1% of net revenues), respectively.  Also included in corporate expense is stock-based compensation expense of $8.3 million or 1.4% of net revenues for the three months ended June 30, 2013, as compared to $9.0 million or 1.7% of net revenues for the corresponding 2012 period.

Other expense, net decreased $8.3 million to $1.0 million for the three months ended June 30, 2013 from $9.3 million for the corresponding 2012 period.  The primary driver of the decrease is an impairment charge of $7.4 million associated with an equity method investment in a supplier of research products recorded in the 2012 period.  In addition, the 2013 period includes a gain on sale of investment of $0.7 million.

Covance’s effective tax rate for the three months ended June 30, 2013 was 18.9% compared to 4.6% for the corresponding 2012 period.  Covance’s effective tax rate for the three months ended June 30, 2013 includes a tax benefit of $2.1 million on $6.0 million in restructuring and cost reduction charges, partially offset by a $0.2 million tax provision on the $0.7 million gain on sale of investment.  Covance’s effective tax rate for the three months ended June 30, 2012 included a tax benefit of $6.4 million associated with a $20.8 million inventory impairment charge and a tax benefit of $3.1 million associated with the $9.7 million of restructuring and cost reduction actions.  There was no tax benefit recorded for either the $18.0 million goodwill impairment or the $7.4 million equity investment impairment in the 2012 period.  The remaining year-over-year decrease in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and to the impact of tax planning initiatives.

Net income of $41.0 million for the three months ended June 30, 2013 increased $53.7 million as compared to a net loss of $12.7 million in the corresponding 2012 period.  Net income for the three months ended June 30, 2013 includes restructuring and cost reduction charges totaling $3.9 million, net of tax, and a gain on the sale of an investment of $0.5 million, net of tax.  The net loss for the three months ended June 30, 2012 included $39.7 million, net of tax, of impairment charges for goodwill, inventory and an equity investment, and  $6.5 million, net of tax, for restructuring and cost reduction actions. The remainder of the increase in net income in the 2013 three month period is driven primarily by revenue growth and benefits realized from our restructuring and cost reduction initiatives, as described above.

Six months Ended June 30, 2013 Compared with Six months Ended June 30, 2012.  Net revenues totaling $1.2 billion for the six months ended June 30, 2013 increased 9.2%, or 9.4% excluding the unfavorable impact of foreign exchange rate variances between both periods, as compared to $1.1 billion for the corresponding 2012 period.  Net revenues from Covance’s early development segment decreased 2.2%, or 1.9% excluding the unfavorable impact of foreign exchange rate variances between both periods. The decline in the early development segment was due largely to the inclusion of $7.4 million in revenue in the 2012 period from two clinical pharmacology facilities closed and the sale of the environmental service line since that time.  In addition, lower revenue in discovery support services and certain pharmaceutical chemistry service offerings were only partially offset by higher revenue from growth in nutritional chemistry and clinical pharmacology.  Net revenues from Covance’s late-stage development segment increased 16.9%. Growth in the late-stage development segment was led by higher kit volumes in our central laboratory services and the continued strong performance of our Phase II-IV clinical development services on increased study activity.

Cost of revenue increased 5.8% to $830.5 million or 70.8% of net revenues for the six months ended June 30, 2013 as compared to $784.7 million or 73.1% of net revenues for the corresponding 2012 period.  Gross margins increased by 230 basis points to 29.2% for the six months ended June 30, 2013 from 26.9% for the corresponding 2012 period due to  inclusion in the 2012 period of an inventory impairment charge of $20.8 million (or 1.9% of net revenues) to write down certain preclinical inventory, combined with savings realized from our ongoing restructuring and cost reduction initiatives.

Overall, selling, general and administrative expenses increased 4.5% to $179.4 million for the six months ended June 30, 2013 from $171.6 million for the corresponding 2012 period. As a percentage of net revenues, selling, general and administrative expenses decreased by 70 basis points to 15.3% for the six months ended June 30, 2013 from 16.0% for the corresponding 2012 period. Included in selling, general and administrative expense during the six months ended June 30, 2013 and 2012 is $10.1 million (or 0.9% of net revenues), and $8.5 million (or 0.8% of net revenues), respectively, in charges associated with restructuring and cost reduction actions to better align capacity to preclinical market demand and reduce overhead in the Company’s early development segment, as well as to improve future profitability by streamlining the Company’s overall cost structure, including its corporate and functional support infrastructure and consolidating facilities in connection with the rationalization of its data centers. The 70 basis point decrease also reflects the savings realized from ongoing restructuring and cost reduction initiatives.  Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 10.0% to $62.9 million for the six months ended June 30, 2013 from $57.2 million for the corresponding 2012 period.  As a percentage of net revenues, depreciation and amortization increased by 10 basis points to 5.4% for the six months ended June 30, 2013 from 5.3% for the corresponding 2012 period.  Depreciation and amortization during the six months ended June 30, 2013 and 2012 includes $2.1 million (or 0.2% of net revenues) and $1.2 million (or 0.1% of net revenues), respectively, in depreciation associated with the restructuring and other cost reduction actions described above.

Income from operations increased 136.4% to $99.8 million or 8.5% of net revenues for the six months ended June 30, 2013 from $42.2 million or 3.9% of net revenues for the corresponding 2012 period.  Income from operations for the six months ended June 30, 2013 includes $12.2 million (or 1.0% of net revenues) in charges associated with the restructuring and cost reduction initiatives described above.  Income from operations for the six months ended June 30, 2012 included an inventory impairment charge of $20.8 million (or 1.9% of net revenues), a goodwill impairment charge of $18.0 million (or 1.7% of net revenues) related to the Basel clinic, which was included in our early development segment results, as well as restructuring and cost reduction expenses of $9.7 million (or 0.9% of net revenues) discussed above.  The remainder of the increase in income from operations in the 2013 six month period is primarily driven by revenue growth, as described above, as well as benefits realized from our ongoing restructuring and cost reduction initiatives.

Income from operations from Covance’s early development segment for the six months ended June 30, 2013 increased $60.2 million to $38.4 million, from a loss of $21.8 million for the corresponding 2012 period. As a percentage of net revenues, early development income from operations increased from (5.1%) of early development net revenues in the six months ended June 30, 2012 to 9.1% in the corresponding 2013 period.  The increase in income from operations from Covance’s early development segment for the six months ended June 30, 2013 is due to the inclusion in the 2012 period of an inventory impairment charge of $20.8 million (or 4.8% of segment net revenues), a goodwill impairment charge of $18.0 million (or 4.2% of segment net revenues), and costs associated with the restructuring and cost reduction actions of $9.2 million (or 2.1% of segment net revenues) combined with benefits realized in the 2013 six month period from our restructuring and cost reduction actions described above, partially offset by the inclusion in the 2013 period of $5.9 million in costs (1.4% of segment net revenues) associated with the ongoing restructuring and cost reduction actions.

Income from operations from Covance’s late-stage development segment for the six months ended June 30, 2013 increased 15.7% or $21.9 million to $162.4 million as compared to $140.5 million for the corresponding 2012 period. As a percentage of net revenues, late-stage development income from operations decreased 30 basis points from 21.9% of late-stage development net revenues in the six month period ended June 30, 2012 to 21.6% of net revenues in the corresponding 2013 period.  Income from operations from Covance’s late-stage development segment for the six months ended June 30, 2013 and 2012 includes $3.3 million (or 0.4% of segment net revenues) and $0.2 million (or 0.03% of segment net revenues), respectively, in costs associated with the restructuring and cost reduction initiatives described above. In addition, the 2013 six month period includes increased spending on IT projects, which were more than offset by operating leverage on revenue growth.

Corporate expense increased $24.6 million to $101.1 million or 8.6% of net revenues for the six months ended June 30, 2013 as compared to $76.5 million or 7.1% of net revenues for the corresponding 2012 period, driven primarily by higher information technology spending associated with the corporate components of the Company’s strategic IT initiatives and higher incentive compensation costs based upon the Company’s strong performance.  Corporate expenses for the six months ended June 30, 2013 and 2012 includes charges of $3.0 million (or 0.3% of net revenues) and $0.3 million (or 0.03% of net revenues), respectively, associated with the restructuring and cost reduction initiatives described above.  Also included in corporate expense is stock-based compensation expense of $19.3 million or 1.6% of net revenues for the six months ended June 30, 2013, as compared to $19.4 million or 1.8% of net revenues for the corresponding 2012 period.

Other income, net increased $23.5 million to $13.5 million for the six months ended June 30, 2013 from a net expense of $10.0 million for the corresponding 2012 period, driven primarily by a gain on sale of investments totaling $16.4 million, including BioClinica, Inc. (“BIOC”) of $15.7 million, and the inclusion in the 2012 period of an impairment charge of $7.4 million associated with an equity method investment in a supplier of research products. Net interest expense increased $0.5 million to $1.9 million during the 2013 period from $1.4 million for the corresponding 2012 period.

Covance’s effective tax rate for the six months ended June 30, 2013 was 21.3% compared to 28.6% for the corresponding 2012 period.  Covance’s effective tax rate for the six months ended June 30, 2013 includes a tax benefit of $3.9 million on $12.2 million in restructuring and cost reduction charges, which was more than offset by a $5.7 million tax provision on the $16.4 million gain on the sale of investments. Covance’s effective tax rate for the six months ended June 30, 2012 included a tax benefit of $6.4 million associated with a $20.8 million inventory impairment charge and a tax benefit of $3.1 million associated with the $9.7 million of restructuring and cost reduction actions. There was no tax benefit recorded for either the $18.0 million goodwill impairment or the $7.4 million equity investment impairment in the 2012 period. The remaining year-over-year decrease in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and to the impact of tax planning initiatives.

Net income of $89.2 million for the six months ended June 30, 2013 increased $66.1 million or 287.4% as compared to $23.0 million for the corresponding 2012 period.  Net income for the six months ended June 30, 2013 includes charges associated with restructuring and cost reduction actions totaling $8.3 million, net of tax, and a gain on the sale of investments of $10.7 million, net of tax.  Net income for the six months ended June 30, 2012 included $39.7 million, net of tax, of impairment charges for goodwill, inventory and an equity investment, and $6.5 million, net of tax, for restructuring and cost reduction actions. The remainder of the increase in net income in the 2013 six month period is primarily driven by revenue growth, as described above, as well as benefits realized from our ongoing restructuring and cost reduction initiatives.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2013 and December 31, 2012 were $445.6 million and $492.8 million, respectively.  Amounts held by foreign subsidiaries were approximately $412 million and $447 million at June 30, 2013 and December 31, 2012, respectively, primarily in Swiss Francs, British Pounds and Euros. Foreign cash balances generally result from unremitted foreign earnings, which the Company intends to leave invested indefinitely outside of the United States. If the Company were to remit such earnings to the United States, it would be subject to additional United States income taxes. Amounts are principally invested in short-term money market funds and bank deposits with major financial institutions which carry a Moody’s rating of A1 P1 or better.  Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. On March 7, 2012, Covance amended its credit facility, which was not due to expire until October 2015, in order to, in part, provide sufficient liquidity to finance purchases under its 2012 authorized share buyback program, as well as to secure more favorable financing rates.  The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $500 million.  At June 30, 2013, there were $325.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  At December 31, 2012, there were $320.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points.  Interest on all outstanding borrowings under the previous credit agreement was based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 1.46% per annum during both the three and six months ended June 30, 2013.  Interest on outstanding borrowings approximated 1.50% per annum and 1.68% per annum during the three and six months ended June 30, 2012, respectively. Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five-year term.  The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At June 30, 2013, Covance was in compliance with the terms of the Credit Agreement.  Covance believes cash on hand plus cash from operations and available borrowings under the Credit Agreement will provide sufficient liquidity for the foreseeable future.

During the six months ended June 30, 2013, Covance’s operations used net cash of $2.6 million, compared to providing $82.1 million in the corresponding 2012 period. The change in net operating assets used $152.2 million in cash during the six months ended June 30, 2013, primarily due to a 12 day increase in days sales outstanding (accounts receivable, unbilled services and unearned revenue), a reduction in accrued liabilities (attributable primarily to incentive compensation payments made during the first quarter of 2013 relating to 2012 incentive compensation accruals and payments made on restructuring costs accrued in 2012), and an increase in other assets and liabilities, net, partially offset by an increase in accounts payable.  The change in net operating assets used $47.2 million in cash during the six months ended June 30, 2012, primarily due to a net increase in other assets and liabilities and unbilled services, combined with a decrease in accrued liabilities, partially offset by an increase in unearned revenue.  Covance’s ratio of current assets to current liabilities was 1.55 at June 30, 2013 and 1.40 at December 31, 2012.

Investing activities for the six months ended June 30, 2013 used $50.3 million, compared to $68.4 million for the corresponding 2012 period.  Capital spending for the first six months of 2013 totaled $68.4 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Approximately $39.8 million of capital spending in the first six months of 2013 represents expenditures associated with assets that have not yet been placed in service at June 30, 2013. Partially offsetting this spend was the receipt of proceeds of approximately $17.8 million in connection with the sale of investments, including $17.1 million upon the sale of our investment in BIOC in the 2013 period. Capital spending for the corresponding 2012 period totaled $69.3 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.

Financing activities for the six months ended June 30, 2013 provided $18.1 million, compared to $1.4 million in the corresponding 2012 period.  Cash received from financing activities during the six months ended June 30, 2013 included $37.9 million in proceeds from the exercise of stock options, $2.3 million in excess tax benefits realized on the exercise of stock options and $5.0 million of net borrowings under the Credit Agreement. Partially offsetting these items was $18.1 million used to purchase 237,859 shares of common stock into treasury in connection with share buyback programs authorized by Covance’s Board of Directors and $9.0 million for the purchase into treasury of 130,748 shares in connection with employee benefit plans, for an aggregate cost of $27.1 million. During the six months ended June 30, 2012, cash received from financing activities included $300 million of net borrowings under the Credit Agreement, $3.1 million in proceeds from the exercise of stock options and $0.4 million in excess tax benefits realized on the exercise of stock options.  Partially offsetting these items was $294.8 million used to purchase 6,238,696 shares of common stock into treasury in connection with share buyback programs authorized by Covance’s Board of Directors and $7.3 million for the purchase into treasury of 152,371 shares in connection with employee benefit plans, for an aggregate cost of $302.1 million.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the six months ended June 30, 2013, approximately 51% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Any failure on our part to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to properly monitor compliance by clinical trial investigators with study protocols, the data collected from that trial could be disqualified. If this were to happen, we could be contractually required to repeat the trial at no further cost to our customer, but at substantial cost to us, or could be exposed to a lawsuit seeking substantial monetary damages.

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

We derive a large portion of our net revenues from international operations. For the six months ended June 30, 2013, we derived approximately 51% of our net revenues from operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities as reported on a settlement date basis during the quarter ended June 30, 2013 were as follows:

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under 2012 Repurchase Program
April 1, 2013 – April 30, 2013	—	—	—	$20.1 million
May 1, 2013 – May 31, 2013	—	—	—	$20.1 million
June 1, 2013 – June 30, 2013	237,859	$76.19	237,859	$2.0 million
Total	237,859	$76.19	237,859

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

101                                                                 The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.   Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: August 1, 2013	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board	August 1, 2013
Joseph L. Herring	and Chief Executive Officer
(Principal Executive Officer)

/s/ Alison A. Cornell	Corporate Vice President	August 1, 2013
Alison A. Cornell	and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian H. Nutt	Principal Accounting Officer	August 1, 2013
Brian H. Nutt

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification — Joseph L. Herring. Filed herewith.

31.2	Certification — Alison A. Cornell. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Alison A. Cornell. Filed herewith.

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.