Form 10-Q
period 2013-09-30
COVANCE INC
filed 2013-11-01
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 25, 2013, the Registrant had 56,169,210 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended September 30, 2013

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30,	December 31,
(Dollars in thousands)	2013	2012
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$482,800	$492,824
Short-term investments	109,794	—
Accounts receivable	353,940	339,558
Unbilled services	147,355	136,878
Inventory	49,516	49,270
Deferred income taxes	49,363	44,903
Income taxes receivable	—	3,642
Prepaid expenses and other current assets	203,200	167,629
Total Current Assets	1,395,968	1,234,704
Property and equipment, net	891,680	891,319
Goodwill	109,820	109,820
Other assets	40,846	52,499
Total Assets	$2,438,314	$2,288,342

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$52,020	$34,430
Accrued payroll and benefits	143,599	144,681
Accrued expenses and other current liabilities	104,032	127,686
Unearned revenue	266,522	255,776
Short-term debt	265,000	320,000
Income taxes payable	11,663	—
Total Current Liabilities	842,836	882,573
Deferred income taxes	21,186	27,912
Other liabilities	75,840	70,665
Total Liabilities	939,862	981,150
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock — Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 80,695,716 and 79,131,299 shares issued and outstanding, including those held in treasury, at September 30, 2013 and December 31, 2012, respectively	807	791
Paid-in capital	836,056	744,114
Retained earnings	1,733,987	1,600,626
Accumulated other comprehensive income	23,966	28,520
Treasury stock at cost (24,544,919 and 24,145,773 shares at September 30, 2013 and December 31, 2012, respectively)	(1,096,364)	(1,066,859)
Total Stockholders’ Equity	1,498,452	1,307,192
Total Liabilities and Stockholders’ Equity	$2,438,314	$2,288,342

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2013	2012	2013	2012

Net revenues	$606,722	$544,818	$1,779,219	$1,618,441
Reimbursable out-of-pocket expenses	40,328	52,844	146,142	138,174
Total revenues	647,050	597,662	1,925,361	1,756,615

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	424,857	389,724	1,255,316	1,174,382
Reimbursable out-of-pocket expenses	40,328	52,844	146,142	138,174
Selling, general and administrative (excluding depreciation and amortization)	87,052	94,401	266,448	266,031
Depreciation and amortization	32,191	30,102	95,072	87,285
Goodwill impairment charge	—	—	—	17,959
Total costs and expenses	584,428	567,071	1,762,978	1,683,831
Income from operations	62,622	30,591	162,383	72,784

Other (income) expense, net:
Interest income	(667)	(636)	(1,806)	(1,674)
Interest expense	1,426	1,556	4,440	4,027
Foreign exchange transaction loss, net	882	281	1,911	1,301
Gain on sale of investments	—	(1,459)	(16,400)	(1,459)
Impairment of equity investment	—	—	—	7,373
Loss on sale of business	—	—	—	169
Other (income) expense, net	1,641	(258)	(11,855)	9,737

Income before taxes and equity investee earnings	60,981	30,849	174,238	63,047
Tax expense (benefit)	16,780	(6,971)	40,877	2,229
Equity investee earnings	—	—	—	17
Net income	$44,201	$37,820	$133,361	$60,835

Basic earnings per share	$0.81	$0.70	$2.45	$1.10

Weighted average shares outstanding - basic	54,703,763	53,687,748	54,524,296	55,206,190

Diluted earnings per share	$0.78	$0.69	$2.35	$1.07

Weighted average shares outstanding — diluted	56,939,181	55,201,552	56,754,527	56,701,280

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2013	2012	2013	2012

Net income	$44,201	$37,820	$133,361	$60,835

Other comprehensive income (loss), net of tax:
Currency translation gain	27,311	24,297	2,162	10,803
Unrealized gain on securities	—	2,404	2,776	3,292
Amount reclassified for realized gain on securities	—	—	(10,194)	—
Defined benefit pension plan:
Amortization of actuarial loss and prior service credits	234	—	702	—
Actuarial loss	—	(4,170)	—	(4,170)
Curtailment gain	—	457	—	457
Total other comprehensive income (loss), net of tax	27,545	22,988	(4,554)	10,382

Comprehensive income	$71,746	$60,808	$128,807	$71,217

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	Nine Months Ended September 30
(Dollars in thousands)	2013	2012

Cash flows from operating activities:
Net income	$133,361	$60,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,072	87,285
Non-cash impairment charges	—	44,610
Non-cash compensation expense associated with employee benefit and stock compensation plans	29,863	29,774
Deferred income tax benefit	(6,787)	(23,648)
Gain on sale of investments	(16,400)	(1,459)
Loss on sale of business	—	169
Loss on disposal of property and equipment	487	674
Equity investee earnings	—	(17)
Changes in operating assets and liabilities, net of business sold:
Accounts receivable	(14,382)	(10,404)
Unbilled services	(10,477)	(27,561)
Inventory	(246)	9,115
Accounts payable	17,590	2,565
Accrued liabilities	(24,736)	(1,396)
Unearned revenue	10,746	33,374
Income taxes	20,228	568
Other assets and liabilities, net	(21,474)	(51,581)
Net cash provided by operating activities	212,845	152,903
Cash flows from investing activities:
Capital expenditures	(103,703)	(105,199)
Purchase of short-term investments	(109,794)	—
Proceeds from sale of investments	17,781	4,682
Other, net	528	1,006
Net cash used in investing activities	(195,188)	(99,511)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(55,000)	310,000
Stock issued under option plans	57,172	5,794
Purchase of treasury stock	(29,505)	(322,452)
Net cash used in financing activities	(27,333)	(6,658)
Effect of exchange rate changes on cash	(348)	5,535
Net change in cash and cash equivalents	(10,024)	52,269
Cash and cash equivalents, beginning of period	492,824	389,103
Cash and cash equivalents, end of period	$482,800	$441,372

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2012, 2011 and 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Short-Term Investments

Short-term investments consist of bank term deposits, denominated in Swiss Francs, which mature in August 2014.

Inventory

Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.  Finished goods accounted for $29.7 million and $32.7 million and supplies accounted for $19.8 million and $16.6 million of total inventory at September 30, 2013 and December 31, 2012, respectively.

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $90.7 million and $82.0 million at September 30, 2013 and December 31, 2012, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2013 and 2012

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

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value. This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. In the second quarter of 2012, Covance commenced actions to close its clinical pharmacology operations located in Basel, Switzerland and as a result determined the goodwill associated with the acquisition of the Basel clinic was impaired and recorded a charge of $18.0 million to write off the carrying value of the goodwill as of June 30, 2012. The Basel clinic is part of Covance’s Early Development segment and clinical pharmacology reporting unit, however, because the clinic was operated on a standalone basis and was not integrated into the reporting unit after its acquisition, the related goodwill was evaluated for impairment at the site level and not the reporting unit level. The most recent annual test for impairment performed for 2012 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through September 30, 2013 that warranted a reconsideration of our impairment test results.

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

September 30, 2013 and 2012

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

September 30, 2013 and 2012

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

As of September 30, 2013 and December 31, 2012, the balance of the reserve for unrecognized tax benefits was $8.2 million, including accrued interest of $0.6 million, and $9.4 million, including interest of $0.6 million, respectively, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus and deemed income.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax, state sales and use and other taxes. The balance of this reserve was $1.1 million at both September 30, 2013 and December 31, 2012, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of September 30, 2013.

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

	Foreign Currency Translation Adjustments	Unrealized Gain on Available for Sale Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$52,070	$7,418	$(30,968)	$28,520
Other comprehensive income, net of tax, before reclassifications	2,162	2,776	—	4,938
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(10,194)	702	(9,492)
Net current-period other comprehensive income (loss), net of tax	2,162	(7,418)	702	(4,554)
Balance at September 30, 2013	$54,232	$—	$(30,266)	$23,966

Amounts reclassified from accumulated other comprehensive income, net of tax, represent the realized gain on the sale of Covance’s investment in BioClinica, Inc. of $15.7 million, net of tax of $5.5 million (see Note 4) and the amortization of actuarial losses and prior service credits to net periodic pension cost of $1.0 million, net of tax of $0.3 million (see Note 6).

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2013 and 2012

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

In the third quarter of 2012, the Company remeasured its German defined benefit pension plan liability due to a reduction in plan participants resulting from cost reduction actions taken at its Muenster, Germany toxicology facility. The measurement resulted in a $5.4 million net increase to the liability, which reflects a $6.1 million actuarial loss, partially offset by a curtailment gain of $0.7 million. These adjustments were recognized in the 2012 period as a component of accumulated other comprehensive income, net of tax of $1.9 million and $0.2 million, respectively. See Note 6.

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

In computing diluted EPS for the three months ended September 30, 2013 and 2012, the denominator was increased by 2,235,418 shares and 1,513,804 shares, respectively, and for the nine months ended September 30, 2013 and 2012, the denominator was increased by 2,230,231 shares and 1,495,090 shares, respectively, representing the dilutive effect of all unvested restricted shares as well as those stock options outstanding at September 30, 2013 and 2012, with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended September 30, 2013 were options to purchase 27,647 shares of common stock at prices ranging from $82.50 to $94.34 per share because the exercise prices of such options were greater than the average market price

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the nine months ended September 30, 2013 were options to purchase 212,613 shares of common stock at prices ranging from $77.72 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended September 30, 2012 were options to purchase 3,360,418 shares of common stock at prices ranging from $48.16 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the nine months ended September 30, 2012 were options to purchase 3,233,348 shares of common stock at prices ranging from $47.27 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the nine month periods ended September 30, 2013 and 2012 was $3.9 million and $3.3 million, respectively. Cash paid for income taxes for the nine month periods ended September 30, 2013 and 2012 totaled $21.8 million and $28.8 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the nine months ended September 30, 2013 and 2012 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $3.9 million and $0.5 million, respectively (a corresponding cash inflow of $3.9 million and $0.5 million, respectively, for both periods has been included in financing cash flows).

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

3.  Treasury Stock

The Board of Directors has, from time to time, approved stock repurchase programs enabling Covance to repurchase shares of its common stock.  In January 2012, the Covance Board of Directors authorized the repurchase of up to $300 million of the Company’s outstanding common stock (the “2012 Repurchase Program”).  At September 30, 2013, there was $0.1 million remaining for purchase of the Company’s outstanding common stock under the 2012 Repurchase Program.  In addition to the Board approved share repurchase programs, Covance also reacquires shares of its common stock when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

The following table sets forth the treasury stock activity during the nine month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30
	2013		2012
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$20,000	262.3	$314,787	6,654.0
Employee benefit plans	9,505	136.8	7,665	159.8
Total	$29,505	399.1	$322,452	6,813.8

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

On January 31, 2013, Covance terminated its long-standing inventory supply agreement with Noveprim Limited (“Noveprim”) and surrendered its entire 47% minority equity position in Noveprim. During the second quarter of 2012, the investment was determined to be impaired due to a decline in demand for the research products supplied by Noveprim.  As a result, Covance recorded a $7.4 million impairment charge to write off the full carrying value of the investment as of June 30, 2012. The fair value of the investment was measured with an income approach using internally developed estimates of future cash flows, which are Level 3 inputs under the fair value hierarchy. During the three month period ended September 30, 2012, Covance did not recognize any share of Noveprim’s results, as equity accounting was suspended and the carrying value of its investment was zero.  During the nine month period ended September 30, 2012, Covance recognized income of $17 thousand, representing its share of Noveprim’s  earnings.

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

5.  Credit Facilities

On March 7, 2012, Covance amended its credit facility, which was not due to expire until October 2015, in order to, in part, provide sufficient liquidity to finance purchases under its 2012 Repurchase Program, as well as to secure more favorable financing rates. The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $500 million.  At September 30, 2013, there were $265 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  At December 31, 2012, there were $320.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points.  Interest on all outstanding borrowings under the previous credit agreement was based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 1.45% per annum and 1.46% per annum during the three and nine months ended September 30, 2013, respectively.  Interest on outstanding borrowings approximated 1.50% per annum and 1.60% per annum during the three and nine months ended September 30, 2012, respectively.  Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five-year term.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At September 30, 2013, Covance was in compliance with the terms of the Credit Agreement.

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

The components of and the assumptions used to determine net periodic pension cost for these plans for the three and nine month periods ended September 30, 2013 and 2012 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended September 30		Three Months Ended September 30
	2013	2012	2013	2012
Components of Net Periodic Pension Cost:
Service cost	$461	$582	$194	$177
Interest cost	1,965	1,925	153	165
Expected return on plan assets	(2,501)	(2,569)	—	—
Amortization of net actuarial loss	155	293	57	7
Net periodic pension cost	$80	$231	$404	$349

	United Kingdom Plans		German Plan
	Nine Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Components of Net Periodic Pension Cost:
Service cost	$1,383	$1,745	$580	$547
Interest cost	5,896	5,775	457	509
Expected return on plan assets	(7,506)	(7,707)	—	—
Amortization of net actuarial loss	464	879	170	23
Net periodic pension cost	$237	$692	$1,207	$1,079

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.60%	4.60%	3.50%	5.40%
Expected rate of return on assets	5.30%	5.90%	n/a	n/a
Salary increases	3.60%	4.00%	2.00%	2.50%

In the third quarter of 2012, the Company remeasured its German defined benefit pension plan liability due to a reduction in plan participants resulting from cost reduction actions taken at its Muenster, Germany toxicology facility. The measurement resulted in a $5.4 million net increase to the liability, which reflects a $6.1 million actuarial loss, partially offset by a curtailment

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

gain of $0.7 million. The actuarial loss was due primarily to a 190 basis point reduction in the discount rate, which decreased from 5.40% at December 31, 2011 to 3.50% at September 30, 2012. The curtailment gain reflected the impact of the reduction in plan participants as a result of the Muenster cost actions. The actuarial loss and curtailment gain were recognized in the 2012 period as a component of accumulated other comprehensive income, net of tax of $1.9 million and $0.2 million, respectively.

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance.  Benefit amounts are based upon years of service and compensation of the participating employees.

The components of net periodic pension cost for the three and nine month periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Components of Net Periodic Pension Cost:
Service cost	$377	$369	$1,131	$1,108
Interest cost	181	194	543	582
Amortization of prior service credit	(30)	(30)	(90)	(89)
Amortization of net actuarial loss	142	68	426	202
Net periodic pension cost	$670	$601	$2,010	$1,803

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	3.20%	4.30%	3.20%	4.30%
Salary increases	3.25%	3.75%	3.25%	3.75%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.

The components of net periodic post-retirement benefit cost for the three and nine month periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$18	$25	$54	$73
Interest cost	60	72	179	218
Amortization of net actuarial loss	—	9	—	28
Net periodic post-retirement benefit cost	$78	$106	$233	$319

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	3.60%	4.60%	3.60%	4.60%
Health care cost trend rate	7.50%(a)	8.00%	7.50%(a)	8.00%

(a) decreasing to ultimate trend of 5.00% in 2018

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

7.  Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

In May 2013, Covance’s shareholders approved the 2013 Employee Equity Participation Plan (the “2013 EEPP”) in replacement of the 2010 Employee Equity Participation Plan (the “2010 EEPP”).  Effective upon approval of the 2013 EEPP, no further grants or awards were permitted under the 2010 EEPP.  Shares remaining available for grant under the 2010 EEPP are available for grant under the 2013 EEPP.  The 2013 EEPP became effective on May 7, 2013 and will expire on May 6, 2023. The 2013 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2013 EEPP and to grant awards to employees of Covance. The 2013 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Shares granted, other than options or SARs, shall be counted against the shares available for grant based upon the ratio of 2.09 for every one share granted. The exercise period for stock options granted under the 2013 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2013 EEPP is determined by the Compensation Committee at the time of grant. Beginning in 2012, options and restricted stock awards are generally granted with a pro rata four year vesting period, whereas previously, they were generally granted with a pro rata three year vesting period. Performance-based restricted stock awards generally vest over a three year period. The number of shares of Covance common stock initially available for grant under the 2013 EEPP totaled 2.8 million plus approximately 0.8 million shares remaining available under the 2010 EEPP at the time the 2013 EEPP was approved.  All grants and awards under the 2010 EEPP remaining outstanding are administered in accordance with the provisions of the 2010 EEPP out of shares issuable under the 2013 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights under the 2010 EEPP or the 2013 EEPP. At September 30, 2013 there were approximately 3.6 million shares remaining available for grants under the 2013 EEPP.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted average assumptions used to calculate the fair value of options granted for both the three and nine month periods ended September 30, 2013 and 2012:

	Three and Nine Months Ended September 30
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

Results of operations for the three month period ended September 30, 2013 include total stock-based compensation expense of $10.6 million ($7.3 million net of tax benefit of $3.3 million), $4.8 million of which has been included in cost of revenue and $5.8 million of which has been included in selling, general and administrative expenses.  Results of operations for the nine month period ended September 30, 2013 include total stock-based compensation expense of $29.9 million

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

($20.5 million net of tax benefit of $9.4 million), $13.3 million of which has been included in cost of revenue and $16.6 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended September 30, 2012 include total stock-based compensation expense of $10.4 million ($7.1 million net of tax benefit of $3.3 million), $5.4 million of which has been included in cost of revenue and $5.0 million of which has been included in selling, general and administrative expenses.  Results of operations for the nine month period ended September 30, 2012 include total stock-based compensation expense of $29.8 million ($20.4 million net of tax benefit of $9.4 million), $15.5 million of which has been included in cost of revenue and $14.3 million of which has been included in selling, general and administrative expenses.

8.  Facility Consolidation and Other Cost Reduction Actions

During the second quarter of 2012, Covance commenced a series of actions to better align capacity to preclinical market demand and reduce overhead in its early development segment, as well as to improve future profitability by streamlining its overall cost structure, including its corporate and functional support infrastructure and consolidating facilities in connection with the rationalization of its data centers. These actions included the closure of the Company’s toxicology facility in Chandler, Arizona, its clinical pharmacology facilities in Honolulu, Hawaii and Basel, Switzerland, as well as a capacity and workforce reduction in Muenster, Germany.  Costs associated with the restructuring component of these actions during the three and nine months ended September 30, 2013 totaled $2.1 million (which has been included in selling, general and administrative expenses) and $11.6 million ($10.1 million of which has been included in selling, general and administrative expenses and $1.5 million of which has been included in depreciation and amortization), respectively.  Costs associated with the restructuring component of these actions during the three and nine months ended September 30, 2012, totaled $14.1 million ($13.0 million of which has been included in selling, general and administrative expenses and $1.1 million of which has been included in depreciation and amortization) and $23.7 million ($21.4 million of which has been included in selling, general and administrative expenses and $2.3 million of which has been included in depreciation and amortization), respectively.  These restructuring actions are expected to be completed in 2014.

The following table sets forth the costs incurred in connection with these restructuring activities during the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Employee separation costs	$815	$11,812	$4,960	$19,594
Lease and facility exit costs	(32)	—	595	—
Accelerated depreciation and amortization	—	1,084	1,497	2,293
Other costs	1,273	1,176	4,533	1,852
Total	$2,056	$14,072	$11,585	$23,739

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

The following table sets forth the restructuring costs by segment incurred during the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Early Development	$681	$13,199	$5,550	$22,396
Late-Stage Development	533	388	3,794	567
Corporate expenses	842	485	2,241	776
Total	$2,056	$14,072	$11,585	$23,739

Total costs for these restructuring actions are expected to approximate $50 million, including $29 million in employee separation costs, $5 million in lease and facility exit costs, $5 million in accelerated depreciation and amortization and $11 million in other costs. Costs by segment are expected to total $37 million in our early development segment, $5 million in our late-stage development segment and $8 million in corporate expenses.

Cumulative costs for these actions through September 30, 2013 totaled $45.5 million, of which $40.5 million was included in selling, general and administrative expenses and $5.0 million was included in depreciation and amortization.  Cumulative costs incurred by category for these actions through September 30, 2013 totaled $27.8 million in employee separation costs, $4.5 million in lease and facility exit costs, $5.0 million in accelerated depreciation and $8.2 million in other costs. Cumulative costs incurred by segment through September 30, 2013 totaled $35.9 million in our early development segment, $5.1 million in our late-stage development segment and $4.5 million in corporate expenses.

The following table sets forth the rollforward of the restructuring activity for the nine months ended September 30, 2013:

Description	Balance, Dec 31, 2012	Total Charges	Cash Payments	Other	Balance, Sep 30, 2013
Employee separation costs	$11,236	$4,960	$(11,969)	$33	$4,260
Lease and facility exit costs	3,733	595	(1,409)	(23)	2,896
Accelerated depreciation and amortization	—	1,497	—	(1,497)	—
Other costs	171	4,533	(4,479)	(29)	196
Total	$15,140	$11,585	$(17,857)	$(1,516)	$7,352

Other costs include charges incurred in connection with transitioning services from sites being closed and legal and professional fees.  Other activity in the reserve rollforward primarily reflects accelerated depreciation and amortization and foreign exchange impacts as a result of the change in exchange rates between periods.

In addition to the above restructuring costs, during the three and nine months ended September 30, 2013, Covance incurred $2.8 million and $5.5 million, respectively, in costs associated with other cost reduction actions, primarily to consolidate certain corporate support functions, as well as property tax and depreciation expense on facilities that have been closed but not yet disposed of.  During the three and nine months ended September 30, 2013, $2.4 million and $4.5 million, respectively, were included in selling, general and administrative expense and $0.4 million and $1.0 million, respectively, were included in depreciation and amortization. During the three and nine months ended September 30, 2013, $0.9 million and $2.0 million, respectively, were  included in our early development segment and $1.9 million and $3.5 million, respectively, were included in corporate expenses.

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

During the three months ended September 30, 2012, Covance recorded a $4.0 million charge associated with the settlement of an inventory supply agreement, which had been included in cost of sales in the early development segment.  During the nine months ended September 30, 2012, Covance recorded $24.8 million in charges to reflect the write-down of certain research product inventory based on current and expected future demand and for costs associated with the settlement of an inventory supply agreement.  These costs have been included in cost of sales in the early development segment.

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2013 and 2012

(dollars in thousands, unless otherwise indicated)

Segment revenues, operating income and total assets for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Early Development		Late-Stage Development		Other Reconciling Items		Total

Three months ended September 30, 2013
Total revenues from external customers	$220,357		$386,365		$40,328	(a)	$647,050
Operating income	$27,185	(d)	$86,848	(e)	$(51,411	)(b)	$62,622
Total assets	$1,136,859		$1,074,242		$227,213	(c)	$2,438,314

Three months ended September 30, 2012
Total revenues from external customers	$220,751		$324,067		$52,844	(a)	$597,662
Operating income	$7,092	(d)	$64,429	(e)	$(40,930	)(b)	$30,591
Total assets	$1,134,956		$832,584		$243,742	(c)	$2,211,282

Nine months ended September 30, 2013
Total revenues from external customers	$642,215		$1,137,004		$146,142	(a)	$1,925,361
Operating income	$65,624	(d)	$249,297	(e)	$(152,538	)(b)	$162,383
Total assets	$1,136,859		$1,074,242		$227,213	(c)	$2,438,314

Nine months ended September 30, 2012
Total revenues from external customers	$652,102		$966,339		$138,174	(a)	$1,756,615
Operating (loss) income	$(14,692	)(d)	$204,895	(e)	$(117,419	)(b)	$72,784
Total assets	$1,134,956		$832,584		$243,742	(c)	$2,211,282

(a)         Represents revenues associated with reimbursable out-of-pocket expenses.

(b)         Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense). Corporate expenses include charges associated with restructuring and cost reduction actions of $2,752 and $5,779 for the three and nine months ended September 30, 2013, respectively, and restructuring costs of $485 and $776 for the three and nine months ended September 30, 2012, respectively.

(c)          Represents corporate assets.

(d)         Early Development operating income includes restructuring and cost reduction actions of $1,608 and $7,503 for the three and nine months ended September 30, 2013, respectively, and restructuring costs of $13,199 and costs associated with the settlement of an inventory supply agreement of $4,000 for the three months ended September 30, 2012.  Early Development operating  income includes restructuring costs of $22,396, an inventory write-down and costs associated with the settlement of an inventory supply agreement totaling $24,781 and a goodwill impairment charge of $17,959 for the nine months ended September 30, 2012.

(e)          Late-Stage Development operating income includes restructuring costs of $533 and $3,794 for the three and nine months ended September 30, 2013, respectively, and restructuring costs of $388 and $567 for the three and nine months ended September 30, 2012, respectively.

10.  Subsequent Events

On October 2, 2013, Covance entered into a note purchase agreement for the private placement of senior notes totaling $250 million with a group of institutional investors. The notes are expected to be issued in November 2013 in four series, with maturities between 2018 and 2025 and interest rates ranging from 3.25% to 4.65%.

Covance completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s Phase II-IV clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the quarter ended September 30, 2013, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

Bad Debts.  Covance endeavors to assess and monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business.  Covance maintains a provision for doubtful accounts relating to amounts due that may not be collected.  This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant.  Since the recorded bad debt provision is based upon management’s judgment, actual bad debt write-offs may be greater or less than the amount recorded.  Historically, bad debt write-offs have not been material.  The allowance for doubtful accounts amounted to $6.7 million and $6.2 million at September 30, 2013 and December 31, 2012, respectively.

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

As of September 30, 2013, the balance of the reserve for unrecognized tax benefits is $8.2 million, including accrued interest of $0.6 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, and deemed income.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax, state sales and use and other taxes.  The balance of this reserve at September 30, 2013 is $1.1 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States.  Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of September 30, 2013.

Stock-Based Compensation.  The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 7 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for both the three and nine month periods ended September 30, 2013 and 2012:

	Three and Nine Months Ended September 30
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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value.  This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  In the second quarter of 2012, Covance commenced actions to close its clinical pharmacology operations located in Basel, Switzerland and as a result determined the goodwill associated with the acquisition of the Basel clinic was impaired and recorded a charge of $18.0 million to write off the carrying value of the goodwill as of June 30, 2012. The Basel clinic is part of Covance’s early development segment and clinical pharmacology reporting unit, however, because the clinic was operated on a standalone basis and was not integrated into the reporting unit after its acquisition, the related goodwill was evaluated for impairment at the site level and not the reporting unit level. The most recent test for impairment performed for 2012 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through September 30, 2013 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of a reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At September 30, 2013, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $54.2 million.

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

Results of Operations

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012.  Net revenues totaling $606.7 million for the three months ended September 30, 2013 increased 11.4%, or 10.3% excluding the favorable impact of foreign exchange rate variances between both periods, as compared to $544.8 million for the corresponding 2012 period.  Net revenues from Covance’s early development segment decreased 0.2%. The slight decline in the early development segment was due in part to the inclusion of $2.2 million in revenue in the 2012 period from two clinical pharmacology facilities closed since that time.  In addition, higher revenue from growth in clinical pharmacology, research products and nutritional chemistry was partially offset by lower revenue in discovery support services and pharmaceutical chemistry service offerings. Net revenues from Covance’s late-stage development segment increased 19.2%, or 17.6% excluding the favorable impact of foreign exchange rate variances between both periods.  Growth in the late-stage development segment was led by higher kit volumes in our central laboratory services and the continued strong performance of our Phase II-IV clinical development services on increased study activity.

Cost of revenue increased 9.0% to $424.9 million or 70.0% of net revenues for the three months ended September 30, 2013 as compared to $389.7 million or 71.5% of net revenues for the corresponding 2012 period.  Gross margins increased by 150 basis points to 30.0% for the three months ended September 30, 2013 from 28.5% for the corresponding 2012 period due in part to a charge for costs associated with the settlement of an inventory supply agreement in the 2012 period of $4.0 million (or 0.7% of net revenues), combined with the favorable impact of a $7.8 million (or 1.3% of net revenues) shift of UK R&D tax credits to above margin treatment, which was recorded in the three months ended September 30, 2013. The tax credit impact reflects six months of credits, as the law was signed in July 2013, but was required to be applied retroactive to April 1, 2013.

Overall, selling, general and administrative expenses decreased 7.8% to $87.1 million for the three months ended September 30, 2013 from $94.4 million for the corresponding 2012 period. As a percentage of net revenues, selling, general and administrative expenses decreased by 300 basis points to 14.3% for the three months ended September 30, 2013 from 17.3% for the corresponding 2012 period. Included in selling, general and administrative expense during the three months ended September 30, 2013 and 2012 is $4.5 million (or 0.7% of net revenues) and $13.0 million (or 2.4% of net revenues), respectively, in charges associated with restructuring and cost reduction actions to better align capacity to preclinical market demand and reduce overhead in the Company’s early development segment, as well as to improve future profitability by streamlining the Company’s overall cost structure, including its corporate and functional support infrastructure and consolidating facilities in connection with the rationalization of its data centers. The 300 basis point decrease also reflects savings realized from ongoing restructuring and cost reduction initiatives.  Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 6.9% to $32.2 million for the three months ended September 30, 2013 from $30.1 million for the corresponding 2012 period.  As a percentage of net revenues, depreciation and amortization decreased by 20 basis points to 5.3% for the three months ended September 30, 2013, from 5.5% for the corresponding 2012 period.  Depreciation and amortization during the three months ended September 30, 2013 and 2012 includes $0.4 million (or 0.1% of net revenues) and $1.1 million (or 0.2% of net revenues), respectively, in depreciation associated with the restructuring and other cost reduction initiatives described above.

Income from operations increased 104.7% to $62.6 million or 10.3% of net revenues for the three months ended September 30, 2013, from $30.6 million, or 5.6% of net revenues, for the corresponding 2012 period.  Income from operations for the three months ended September 30, 2013 includes $4.9 million (or 0.8% of net revenues) in charges associated with the restructuring initiatives and cost actions described above, which was more than offset by the $7.8 million (or 1.3% of net revenues) favorable impact from the shift of UK R&D tax credits to above margin treatment. Income from operations for the three months ended September 30, 2012 included restructuring charges of $14.1 million (or 2.6% of net revenues) and costs associated with the settlement of an inventory supply agreement of $4.0 million (or 0.7% of net revenues). The remainder of the increase in income from operations in the 2013 three month period is primarily driven by revenue growth, as described above, as well as benefits realized from our ongoing restructuring and cost reduction initiatives.

Income from operations from Covance’s early development segment for the three months ended September 30, 2013 increased 283.3% or $20.1 million to $27.2 million as compared to $7.1 million for the corresponding 2012 period. As a percentage of net revenues, early development income from operations increased 910 basis points from 3.2% of early development net revenues for the three months ended September 30, 2012 to 12.3% in the corresponding 2013 period.  The increase in income from operations from Covance’s early development segment for the three months ended September 30, 2013 is due to the inclusion in the 2012 period of restructuring charges of $13.2 million (or 6.0% of segment net revenues) and charges associated with the settlement of an inventory supply agreement of $4.0 million (or 1.8% of segment net revenues), combined with the $4.4 million (or 2.0% of segment net revenues) favorable impact from the shift of UK R&D tax credits to above margin treatment in the 2013 period, as well as the benefits realized in the 2013 three month period from our restructuring and cost reduction actions described above. These increases are partially offset by the inclusion in the 2013 period of $1.6 million in costs (0.7% of segment net revenues) associated with the ongoing restructuring and cost reduction actions.

Income from operations from Covance’s late-stage development segment for the three months ended September 30, 2013 increased 34.8% or $22.4 million to $86.8 million as compared to $64.4 million for the corresponding 2012 period. As a percentage of net revenues, late-stage development income from operations increased 260 basis points from 19.9% of late-stage development net revenues for the three months ended September 30, 2012 to 22.5% in the corresponding 2013 period.  Income from operations from Covance’s late-stage development segment for the three months ended September 30, 2013 and 2012 includes $0.5 million (or 0.1% of segment net revenues) and $0.4 million (or 0.1% of segment net revenues), respectively, in costs associated with the restructuring and cost reduction initiatives described above. In addition, the 2013 three month period includes the favorable impact of a $3.4 million (or 0.9% of segment net revenues) shift of UK R&D tax credits to above margin treatment combined with operating leverage on revenue growth, only partially offset by increased spending on IT projects.

Corporate expense increased $10.5 million to $51.4 million or 8.5% of net revenues for the three months ended September 30, 2013 as compared to $40.9 million or 7.5% of net revenues for the corresponding 2012 period, driven primarily by higher information technology spending associated with the corporate components of the Company’s strategic IT initiatives and higher incentive compensation costs based upon the Company’s strong performance.  Corporate expenses for the three months ended September 30, 2013 and 2012 includes restructuring and cost reduction charges of $2.8 million (or 0.5% of net revenues) and $0.5 million (or 0.1% of net revenues), respectively.  Also included in corporate expense is stock-based compensation expense of $10.6 million or 1.7% of net revenues for the three months ended September 30, 2013, as compared to $10.4 million or 1.9% of net revenues for the corresponding 2012 period.

Other expense, net increased $1.9 million to $1.6 million for the three months ended September 30, 2013 from income of $0.3 million for the corresponding 2012 period.  The primary driver of the increase in expense was a gain on sale of investment of $1.5 million included in the 2012 period.  In addition, net foreign exchange transaction losses increased $0.6 million.

Covance’s effective tax rate for the three months ended September 30, 2013 was 27.5% compared to a benefit of 22.6% for the corresponding 2012 period.  Covance’s effective tax rate for the three months ended September 30, 2013 includes a tax benefit of $1.8 million on $4.9 million in restructuring and cost reduction charges, which was more than offset by a $7.4 million impact on the provision resulting from the shift of UK R&D tax credits to above margin treatment as described above. Covance’s effective tax rate for the three months ended September 30, 2012 included a tax benefit of $10.7 million primarily associated with the settlement of various income tax audits across multiple jurisdictions, $0.8 million associated with a reduction in the United Kingdom income tax rate, which resulted in a decrease in the Company’s United Kingdom net deferred tax liabilities, and a $5.7 million benefit related to $18.1 million of 2012 restructuring cost actions and other charges.  The remaining year-over-year movement in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and the impact of tax planning initiatives.

Net income of $44.2 million for the three months ended September 30, 2013 increased $6.4 million or 16.9% as compared to $37.8 million in the corresponding 2012 period.  Net income for the three months ended September 30, 2013 includes restructuring and cost reduction charges totaling $3.1 million, net of tax. Net income for the three months ended September 30, 2012 included $9.6 million, net of tax, of restructuring charges and $2.8 million, net of tax, of costs associated with the settlement of an inventory supply agreement, partially offset by a benefit of $11.5 million for favorable tax items and a $1.0 million gain, net of tax, on the sale of an investment. The remainder of the increase in net income in the 2013 three month period is driven primarily by revenue growth and benefits realized from our restructuring and cost reduction initiatives, as described above.

Nine months Ended September 30, 2013 Compared with Nine months Ended September 30, 2012.  Net revenues totaling $1.8 billion for the nine months ended September 30, 2013 increased 9.9%, or 9.7% excluding the favorable impact of foreign exchange rate variances between both periods, as compared to $1.6 billion for the corresponding 2012 period.  Net revenues from Covance’s early development segment decreased 1.5%, or 1.3% excluding the unfavorable impact of foreign exchange rate variances between both periods. The decline in the early development segment was due largely to the inclusion of $9.6 million in revenue in the 2012 period from two clinical pharmacology facilities closed and the sale of the environmental service line since that time.  Higher revenue from growth in clinical pharmacology and nutritional chemistry was partially offset by lower revenue in discovery support services and pharmaceutical chemistry service offerings.  Net revenues from Covance’s late-stage development segment increased 17.7%, or 17.1% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in the late-stage development segment was led by higher kit volumes in our central laboratory services and the continued strong performance of our Phase II-IV clinical development services on increased study activity, which was partially offset by decreased volume in market access services.

Cost of revenue increased 6.9% to $1.3 billion or 70.6% of net revenues for the nine months ended September 30, 2013 as compared to $1.2 billion or 72.6% of net revenues for the corresponding 2012 period.  Gross margins increased by 200 basis points to 29.4% for the nine months ended September 30, 2013 from 27.4% for the corresponding 2012 period due to the inclusion in the 2012 period of an inventory impairment charge to write down certain preclinical inventory and costs associated with the settlement of an inventory supply agreement totaling $24.8 million (or 1.5% of net revenues), combined with the favorable impact of a $7.8 million (or 0.4% of net revenues) shift of UK R&D tax credits to above margin treatment in the 2013 period described above, as well as savings realized from our ongoing restructuring and cost reduction initiatives.

Overall, selling, general and administrative expenses increased 0.2% to $266.4 million for the nine months ended September 30, 2013 from $266.0 million for the corresponding 2012 period. As a percentage of net revenues, selling, general and administrative expenses decreased by 140 basis points to 15.0% for the nine months ended September 30, 2013 from 16.4% for the corresponding 2012 period. Included in selling, general and administrative expense during the nine months ended September 30, 2013 and 2012 is $14.6 million (or 0.8% of net revenues), and $21.4 million (or 1.3% of net revenues), respectively, in charges associated with restructuring and cost reduction actions to better align capacity to preclinical market demand and reduce overhead in the Company’s early development segment, as well as to improve future profitability by streamlining the Company’s overall cost structure, including its corporate and functional support infrastructure and consolidating facilities in connection with the rationalization of its data centers. The 140 basis point decrease also reflects the savings realized from ongoing restructuring and cost reduction initiatives.  Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 8.9% to $95.1 million for the nine months ended September 30, 2013 from $87.3 million for the corresponding 2012 period.  As a percentage of net revenues, depreciation and amortization decreased by 10 basis points to 5.3% for the nine months ended September 30, 2013 from 5.4% for the corresponding 2012 period.  Depreciation and amortization during the nine months ended September 30, 2013 and 2012 includes $2.5 million (or 0.1% of net revenues) and $2.3 million (or 0.1% of net revenues), respectively, in depreciation associated with the restructuring and other cost reduction actions described above.

Income from operations increased 123.1% to $162.4 million or 9.1% of net revenues for the nine months ended September 30, 2013 from $72.8 million or 4.5% of net revenues for the corresponding 2012 period.  Income from operations for the nine months ended September 30, 2013 includes $17.1 million (or 1.0% of net revenues) in charges associated with the restructuring and cost reduction initiatives described above, which is partially offset by a $7.8 million (or 0.4% of net revenues) favorable impact from the shift of UK R&D tax credits to above margin treatment described above.  Income from operations for the nine months ended September 30, 2012 included an inventory impairment charge and costs associated with the settlement of an inventory supply agreement totaling $24.8 million (or 1.5% of net revenues) and restructuring charges of $23.7 million (or 1.5% of net revenues) discussed above, as well as a goodwill impairment charge of $18.0 million (or 1.1% of net revenues) related to the Basel clinic, which was included in our early development segment results.  The remainder of the increase in income from operations in the 2013 nine month period is primarily driven by revenue growth, as described above, as well as benefits realized from our ongoing restructuring and cost reduction initiatives.

Income from operations from Covance’s early development segment for the nine months ended September 30, 2013 increased $80.3 million to $65.6 million, from a loss of $14.7 million for the corresponding 2012 period. As a percentage of net revenues, early development income from operations increased from (2.3%) of early development net revenues in the nine months ended September 30, 2012 to 10.2% in the corresponding 2013 period.  The increase in income from operations from Covance’s early development segment for the nine months ended September 30, 2013 is due to the inclusion in the 2012 period of an inventory impairment charge and costs associated with the settlement of an inventory supply agreement totaling $24.8 million (or 3.8% of segment net revenues), a goodwill impairment charge of $18.0 million (or 2.8% of segment net revenues), and costs associated with restructuring charges of $22.4 million (or 3.4% of segment net revenues), combined with the $4.4 million (or 0.7% of segment net revenues) favorable impact from the shift of UK R&D tax credits to above margin treatment in the 2013 period, as well as the benefits realized in the 2013 nine month period from our restructuring and cost reduction actions described above. These increases are partially offset by the inclusion in the 2013 period of $7.5 million in costs (1.2% of segment net revenues) associated with the ongoing restructuring and cost reduction actions.

Income from operations from Covance’s late-stage development segment for the nine months ended September 30, 2013 increased 21.7% or $44.4 million to $249.3 million as compared to $204.9 million for the corresponding 2012 period. As a percentage of net revenues, late-stage development income from operations increased 70 basis points from 21.2% of late-stage development net revenues in the nine month period ended September 30, 2012 to 21.9% in the corresponding 2013 period.  Income from operations from Covance’s late-stage development segment for the nine months ended September 30, 2013 and 2012 includes $3.8 million (or 0.3% of segment net revenues) and $0.6 million (or 0.1% of segment net revenues), respectively, in costs associated with the restructuring and cost reduction initiatives described above. In addition, the 2013 nine month period includes the favorable impact of a $3.4 million (or 0.3% of segment net revenues) shift of UK R&D tax credits to above margin treatment combined with operating leverage on revenue growth, only partially offset by increased spending on IT projects.

Corporate expense increased $35.1 million to $152.5 million or 8.6% of net revenues for the nine months ended September 30, 2013 as compared to $117.4 million or 7.3% of net revenues for the corresponding 2012 period, driven primarily by higher information technology spending associated with the corporate components of the Company’s strategic IT initiatives and higher incentive compensation costs based upon the Company’s strong performance.  Corporate expenses for the nine months ended September 30, 2013 and 2012 includes charges of $5.8 million (or 0.3% of net revenues) and $0.8 million (or 0.05% of net revenues), respectively, associated with the restructuring and cost reduction initiatives described above.  Also included in corporate expense is stock-based compensation expense of $29.9 million or 1.7% of net revenues for the nine months ended September 30, 2013, as compared to $29.8 million or 1.8% of net revenues for the corresponding 2012 period.

Other income, net increased $21.6 million to $11.9 million for the nine months ended September 30, 2013 from a net expense of $9.7 million for the corresponding 2012 period, driven primarily by an increase in gain on sale of investments totaling $14.9 million, including BioClinica, Inc. (“BIOC”) of $15.7 million in the 2013 period, and the inclusion in the 2012 period of an impairment charge of $7.4 million associated with an equity method investment in a supplier of research products. Partially offsetting these increases in income was an increase in net foreign exchange transaction losses of $0.6 million.

Covance’s effective tax rate for the nine months ended September 30, 2013 was 23.5% compared to 3.5% for the corresponding 2012 period.  Covance’s effective tax rate for the nine months ended September 30, 2013 includes a tax benefit of $5.7 million on $17.1 million in restructuring and cost reduction charges, which was more than offset by a $5.7 million tax provision on the $16.4 million gain on the sale of investments and a $7.4 million impact on the provision resulting from the shift of UK R&D tax credits to above margin treatment described above. Covance’s effective tax rate for the nine months ended September 30, 2012 included a tax benefit of $10.7 million primarily associated with the settlement of various income tax audits across multiple jurisdictions, $0.8 million associated with a reduction in the United Kingdom income tax rate, which resulted in a decrease in the Company’s United Kingdom net deferred tax liabilities, and a $15.2 million benefit related to $48.5 million of 2012 restructuring cost actions and other charges. There was no tax benefit recorded for either the $18.0 million goodwill impairment or the $7.4 million equity investment impairment in the 2012 period. The remaining year-over-year movement in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and the impact of tax planning initiatives.

Net income of $133.4 million for the nine months ended September 30, 2013 increased $72.6 million or 119.2% as compared to $60.8 million for the corresponding 2012 period.  Net income for the nine months ended September 30, 2013 includes charges associated with restructuring and cost reduction actions totaling $11.4 million, net of tax, partially offset by a gain on the sale of investments of $10.7 million, net of tax.  Net income for the nine months ended September 30, 2012 included $42.5 million, net of tax, of impairment charges for goodwill, inventory and an equity investment, as well as costs associated with the settlement of an inventory supply agreement.  In addition, the 2012 period included $16.2 million, net of tax, for restructuring charges, partially offset by a tax benefit of $11.5 million from favorable tax items and a $1.0 million gain, net of tax, on the sale of an investment. The remainder of the increase in net income in the 2013 nine month period is primarily driven by revenue growth, as described above, as well as benefits realized from our ongoing restructuring and cost reduction initiatives.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2013 and December 31, 2012 were $482.8 million and $492.8 million, respectively.  Short-term investments at September 30, 2013 were $109.8 million. Amounts held by foreign subsidiaries for cash and equivalents and short-term investments were approximately $516 million and $447 million at September 30, 2013 and December 31, 2012, respectively, primarily in Swiss Francs, British Pounds and Euros. Foreign cash balances generally result from unremitted foreign earnings, which the Company intends to leave invested indefinitely outside of the United States. If the Company were to remit such earnings to the United States, it would be subject to additional United States income taxes. Amounts are principally invested in short-term money market funds and bank term deposits with major financial institutions which carry a Moody’s rating of A1 P1 or better.  Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. On March 7, 2012, Covance amended its credit facility, which was not due to expire until October 2015, in order to, in part, provide sufficient liquidity to finance purchases under its 2012 authorized share buyback program, as well as to secure more favorable financing rates.  The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $500 million.  At September 30, 2013, there were $265.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  At December 31, 2012, there were $320.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points.  Interest on all outstanding borrowings under the previous credit agreement was based upon the London Interbank Offered Rate plus a margin of 200 basis points.  Interest on outstanding borrowings approximated 1.45% per annum and 1.46% per annum during the three and nine months ended September 30, 2013, respectively.  Interest on outstanding borrowings approximated 1.50% per annum and 1.60% per annum during the three and nine months ended September 30, 2012, respectively. Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five-year term.  The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At September 30, 2013, Covance was in compliance with the terms of the Credit Agreement.  Covance believes cash on hand and short-term investments plus cash from operations and available borrowings under the Credit Agreement will provide sufficient liquidity for the foreseeable future.

During the nine months ended September 30, 2013, Covance’s operations provided net cash of $212.8 million, compared to providing $152.9 million in the corresponding 2012 period. The change in net operating assets used $22.8 million in cash during the nine months ended September 30, 2013, primarily due to a reduction in accrued liabilities and a net increase in other assets and liabilities, partially offset by an increase in income taxes payable. The change in net operating assets, net of business sold, used $45.3 million in cash during the nine months ended September 30, 2012, primarily due to a net increase in other assets and liabilities. Changes in days sales outstanding did not have a meaningful impact on operating cash flows during either period. Covance’s ratio of current assets to current liabilities was 1.66 at September 30, 2013 and 1.40 at December 31, 2012.

Days sales outstanding (“DSO”) is determined based on the net end-of-period balance of accounts receivable, unbilled services and unearned revenue. Covance’s DSO has varied between reporting periods as a result of normal fluctuations in the timing of cash receipts and contractual billing milestones across thousands of ongoing studies at any point in time. Over the past several years DSO has fluctuated in a range from approximately 30 days to approximately 50 days. Covance’s DSO was 35 days at September 30, 2013 and 36 days at December 31, 2012. This one-day decrease in DSO is not expected to have a material impact on Covance’s results of operations or financial position. As of September 30, 2013, each one-day movement in DSO represents approximately $6.5 million of cash provided by (or used in) operating activities.

Investing activities for the nine months ended September 30, 2013 used $195.2 million, compared to $99.5 million for the corresponding 2012 period.  Investing activities for the 2013 period include the purchase of short-term investments consisting of bank term deposits totaling $109.8 million. Capital spending for the first nine months of 2013 totaled $103.7 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Approximately $42.6 million of capital spending in the first nine months of 2013 represents expenditures associated with assets that have not yet been placed in service at September 30, 2013. Partially offsetting this spend was the receipt of proceeds of approximately $17.8 million in connection with the sale of investments, including $17.1 million upon the sale of our investment in BIOC in the 2013 period. Capital spending for the corresponding 2012 period totaled $105.2 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Partially offsetting this spend was the receipt of proceeds of approximately $4.7 million upon the sale of its holdings in Caprion in the nine months ended September 30, 2012.

Financing activities for the nine months ended September 30, 2013 used $27.3 million, compared to using $6.7 million in the corresponding 2012 period.  Cash used in financing activities during the nine months ended September 30, 2013 included $55.0 million of net repayments under the Credit Agreement, $20.0 million used to purchase 262,280 shares of common stock into treasury in connection with share buyback programs authorized by Covance’s Board of Directors and $9.5 million for the purchase into treasury of 136,866 shares in connection with employee benefit plans, for an aggregate cost of $29.5 million. Partially offsetting these items was $53.3 million in proceeds from the exercise of stock options and $3.9 million in excess tax benefits realized on the exercise of stock options. During the nine months ended September 30, 2012, cash received from financing activities included $310 million of net borrowings under the Credit Agreement, $5.3 million in proceeds from the exercise of stock options and $0.5 million in excess tax benefits realized on the exercise of stock options.  Offsetting these items was $314.8 million used to purchase 6,653,971 shares of common stock into treasury in connection with share buyback programs authorized by Covance’s Board of Directors and $7.7 million for the purchase into treasury of 159,799 shares in connection with employee benefit plans, for an aggregate cost of $322.5 million.

On October 2, 2013, Covance entered into a note purchase agreement for the private placement of senior notes totaling $250 million with a group of institutional investors. The notes are expected to be issued in November 2013 in four series, with maturities between 2018 and 2025 and interest rates ranging from 3.25% to 4.65%.

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

Forward-Looking Statements.  Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company’s ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss or delay of large studies, risks associated with acquisitions and investments, the Company’s ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, testing mix and geographic mix of kit receipts in central laboratories, fluctuations in currency exchange rates, the realization of savings from the Company’s announced restructuring actions, the cost and pace of completion of our information technology projects and the realization of benefits therefrom, the satisfaction of the conditions of the note purchase agreement and the closing thereof and other factors described in Covance’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the nine months ended September 30, 2013, approximately 51% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derive a large portion of our net revenues from international operations. For the nine months ended September 30, 2013, we derived approximately 51% of our net revenues from operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities as reported on a settlement date basis during the quarter ended September 30, 2013 were as follows:

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under 2012 Repurchase Program
July 1, 2013 – July 31, 2013	24,421	$76.89	24,421	$0.1 million
August 1, 2013 – August 31, 2013	—	—	—	$0.1 million
September 1, 2013 – September 30, 2013	—	—	—	$0.1 million
Total	24,421	$76.89	24,421

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

101                                                                           The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.   Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: November 1, 2013	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board	November 1, 2013
Joseph L. Herring	and Chief Executive Officer
(Principal Executive Officer)

/s/ Alison A. Cornell	Corporate Vice President	November 1, 2013
Alison A. Cornell	and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian H. Nutt	Principal Accounting Officer	November 1, 2013
Brian H. Nutt

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification — Joseph L. Herring. Filed herewith.

31.2	Certification — Alison A. Cornell. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Alison A. Cornell. Filed herewith.

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.