Form 10-K
period 2013-12-31
COVANCE INC
filed 2014-02-27
CIK 1023131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

                    Large Accelerated Filer   X      Accelerated Filer          Non-Accelerated Filer          Smaller Reporting Company

                    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No   X

                    The aggregate market value of the shares of common stock held by non-affiliates of the Registrant was $4,233,367,249 on June 30, 2013, the last business day of Registrant's most recently completed second fiscal quarter.

                    As of February 14, 2014, the Registrant had 56,637,249 shares of common stock outstanding.

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

                Global Reach.    We believe that it is important to provide a broad range of drug research and development services on a global basis. We have offices, regional monitoring sites and laboratories in over 50 locations in more than 30 different countries and have employees in over 60 countries. We believe we are a leader among drug development services companies in our ability to support large, global clinical trial programs.

                Acquisitions.    In addition to organic development of services, we consider acquisitions that are complementary to our existing services and that expand our ability to serve our clients. While we cannot exclude the possibility that we may opportunistically seek to take advantage of other situations, we generally expect acquisitions to enhance our existing services either qualitatively or geographically or to add new services that can be integrated with our existing services. In 2011, Covance acquired certain assets of TRAC Microbiology, Inc., a Wisconsin-based food microbiology and chemistry laboratory. In 2010, Covance acquired Sanofi's preclinical facilities in Porcheville, France and Alnwick, United Kingdom including its CMC (Chemistry, Manufacturing and Controls) services. In 2009, we purchased Merck's gene expression laboratory in Seattle, Washington. We sold this laboratory in January 2014. In 2008, we acquired Lilly's 450 acre early development campus in Greenfield, Indiana.

Services

                The services we provide constitute two segments for financial reporting purposes: (1) early development services, which includes lead optimization services, preclinical services and clinical pharmacology services, and (2) late-stage development services, which includes central laboratory, Phase II-IV clinical development, and market access services. Although each segment has separate services within it, they can be and increasingly are combined in integrated service offerings.

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

                Lead Optimization and Translational Services.    We provide lead optimization and translational services including custom immunology and polyclonal and monoclonal antibody services, metabolism studies and pharmacokinetic screening as well as non-GLP toxicology, in vivo pharmacology, imaging services and biomarker services. We provide GLP and non-GLP biomarker services and offer bioimaging capabilities and cardiac related biomarkers for animals and humans. In 2009, Covance formed a Biomarker Center of Excellence dedicated to the development, validation and testing of biomarkers. In 2011, we commenced offering lead optimization services from Alnwick, United Kingdom and Shanghai, China.

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

Clinical Pharmacology Services

                We provide clinical pharmacology services, including first-in-human trials, and early patient proof of concept studies of new pharmaceuticals at our four clinics located throughout the United States and our clinic in Leeds, United Kingdom.

 Late-Stage Development

Central Laboratory Services

                We are the world's largest provider of central laboratory services. We have four central laboratories, one in each of the United States, Switzerland, Singapore and China that provide central laboratory services to biotechnology and pharmaceutical customers. Covance expanded its Singapore central laboratory by fifty percent in 2013. We also have an alliance for central laboratory services testing in Japan with BML, Inc., a leading Japanese laboratory testing company.

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

                Our central laboratories have an automated kit production line that is located in the United States and supplies kits to investigator sites around the world. This system allows the flexibility to expand kit production volume more quickly and uses consistent methods to reduce supply variation for our clients. In 2013, we introduced an automated kit receipt line in our United States central laboratory. We have also automated many lab testing procedures over the last several years.

                In 2010, Covance opened a state-of-the-art biorepository facility in Greenfield, Indiana dedicated to long-term storage of clinical trial specimens. This facility is able to store a wide range of specimens, including plasma, serum, whole blood, DNA, PBMC and tissue.

                In 2013, Covance commenced offering companion diagnostic services, which support the parallel development of a new medicine and its companion diagnostic assay, and external laboratory management services, which help clients select, qualify, contract with and manage outside laboratories.

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

                We offer a range of periapproval services, which are studies conducted "around the time of New Drug Application approval," generally after a drug has successfully undergone clinical efficacy and safety testing and the New Drug Application has been submitted to the Food and Drug Administration ("FDA"). These services include: Treatment Investigational New Drug applications; Phase IIIb clinical studies, which involve studies conducted after New Drug Application submission, but before regulatory approval is obtained; Phase IV clinical studies, which are studies conducted after initial approval of the drug; product withdrawal support services and other types of periapproval studies such as post-marketing surveillance studies, FDA mandated post-marketing commitments generally focusing on characterizing a drug's safety in large, diverse patient groups, and prescription to over-the-counter switch studies.

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

Clinical Trial Support Services

                Interactive Voice and Web Response Services.    In 2009, we sold our interactive voice and web response services business to Phase Forward. In addition, Covance and Phase Forward entered into a five year marketing agreement with respect to certain of Phase Forward's services which Covance offers to its clinical development clients. In 2010, Phase Forward was acquired by Oracle.

                Cardiac Safety Services.    We offer centralized ECG services to our clients through a long-term marketing arrangement with eResearch Technology Inc.

Customers and Marketing

                We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 2013, we served in excess of 1,000 biopharmaceutical companies, ranging from the world's largest pharmaceutical companies and biotechnology companies to small and start-up organizations.

                Other than one customer that accounted for 10.6% and another that accounted for 10.0% of our aggregate net revenue in 2013, no other customer accounted for ten percent or more of our aggregate net revenues. We had four customers accounting for more than five but less than ten percent of our net revenues. In our early development segment, one customer accounted for more than ten percent of net revenues and two customers accounted for more than five but less than ten percent of aggregate net revenues. In our late-stage development segment, two customers accounted for more than ten percent of net revenues and six customers accounted for more than five but less than ten percent of aggregate net revenues.

                For net revenues from external customers, assets attributable to each of our business segments, revenues by significant service area and other segment information for each of the last three fiscal years, please review Note 13 to the audited consolidated financial statements included elsewhere in this Annual Report.

                For net revenues from external customers and long-lived assets attributable to operations in the United States, United Kingdom, Switzerland and other countries for each of the last three fiscal years, please review Note 13 to the audited consolidated financial statements included elsewhere in this Annual Report.

                Our global sales activities are conducted by sales personnel based in our operations in North America, Europe, South America and Asia Pacific.

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

Backlog

                Some of our studies and projects are performed over an extended period of time, which may exceed several years. We maintain an order backlog to track anticipated net revenues yet to be earned for work that has not yet been performed. However, we do not maintain an order backlog for other services that are performed within a short period of time or where it is not otherwise practical or feasible to maintain an order backlog. Our aggregate backlog at December 31, 2013 and 2012 was $6.92 billion and $6.64 billion, respectively.

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

Employees

                At December 31, 2013, we had 12,501 employees, approximately 46% of whom were employed outside of the United States and 11,863 of whom were full time employees. Our records indicate that more than 147 of our employees hold M.D. degrees, more than 851 hold Ph.D. degrees, and more than 2,468 hold masters or other postgraduate degrees. We believe that Covance's relations with its employees are good.

 Executive Officers

                Joseph L. Herring, 58, has been Covance's Chief Executive Officer since January 2005, and Chairman since January 2006. Mr. Herring was President and Chief Operating Officer from November 2001 to December 2004, and was Covance's Corporate Senior Vice President and President—Early Development Services from 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring spent 18 years at the American Hospital Supply/Baxter International/Caremark International family of healthcare service companies where he held a variety of senior leadership positions, culminating in the position of Vice President and General Manager of its oncology business. Mr. Herring is a director of Team Health Holdings Inc., a provider of outsourced physician staffing solutions. Mr. Herring has been a member of the Covance Board since 2004.

                Alison Cornell, 51, has been Covance's Corporate Vice President and Chief Financial Officer since May 8, 2012. Ms. Cornell was Vice President, Global Financial Planning and Analysis from March 2009 to May 7, 2012. Ms. Cornell joined Covance in August 2004 as Vice President, Late Stage Development Services. Prior to joining Covance, Ms. Cornell spent 19 years at AT&T where she held a variety of senior leadership positions.

                William E. Klitgaard, 60, has been Covance's Corporate Senior Vice President and Chief Information Officer since May 8, 2012. Prior to that, Mr. Klitgaard was Covance's Corporate Senior Vice President, Chief Financial Officer and Treasurer since September 2000. From September 1999 to September 2000, Mr. Klitgaard was Covance's Corporate Vice President, Strategy and Corporate Development and Treasurer. From October 1996 to September 1999, Mr. Klitgaard was Covance's Corporate Vice President and Treasurer. Prior to that, Mr. Klitgaard was Treasurer at Kenetech Corporation in San Francisco, before which, Mr. Klitgaard had spent eleven years in positions of increasing responsibility with Consolidated Freightways Inc.

                Richard Cimino, 54, has been Covance's Executive Vice President and Group President, Clinical Development since November 2010. From December 2004 through October 2010, Mr. Cimino was Corporate Senior Vice President and President—Clinical Development. Prior to that, Mr. Cimino was Covance's General Manager of Cardiac Safety Services commencing December 2003. Prior to that, Mr. Cimino was General Manager, America's Health Imaging Group and Corporate Vice President of Eastman Kodak Company.

                James W. Lovett, 49, has been Covance's Corporate Senior Vice President, General Counsel and Secretary since February 2003 and has headed Covance's Nutritional Chemistry and Food Safety Services since January 2008. Mr. Lovett also led Covance's Market Access Services from November 2010 through December 2013 and Interactive Voice Response Services from October 2004 to June 2005. From December 2001 to February 2003, Mr. Lovett was Corporate Vice President, General Counsel and Secretary of Covance. From 1997 to 2001, Mr. Lovett was with FMC Corporation in positions of increasing responsibility and, prior to that, was a partner in the law firm of McDermott, Will & Emery.

                Deborah L. Keller, 51, has been Covance's Executive Vice President and Group President, Research and Development Laboratories since November 2010. Ms. Keller was Corporate Senior Vice President and President—Global Central Laboratory Services from February 2006 through October 2010. Prior to that Ms. Keller was Covance's Global Vice President of Operations in Central Laboratory Services commencing in August 2001 and prior to that, Vice President—Analytical Services for Covance Laboratories—Europe. Ms. Keller has been with Covance for 26 years in positions of increasing responsibility.

                John E. Watson, 54, has been Covance's Corporate Senior Vice President, President of Strategic Partnering and Chief Commercial Officer since November 2010. Mr. Watson was Corporate Vice President and President—Strategic Partnering & Integrated Drug Development from January 2009 to November 2010. Prior to that, Mr. Watson was Covance's Vice President of Corporate Marketing & Sales. Mr. Watson has been with Covance in positions of increasing responsibility beginning in February 1999. Prior to joining Covance, Mr. Watson spent 12 years in roles of increasing responsibility within the Bristol-Myers Squibb companies.

                Brian H. Nutt, 44, has been Covance's Principal Accounting Officer and Senior Director of External Reporting since January 2014 and had been Principal Accounting Officer and Director of External Reporting since May 2011. Mr. Nutt was Director, Corporate Finance from 2010 to 2011. Prior to that, Mr. Nutt was a Senior Manager, Corporate Finance. Prior to joining Covance in 2006, Mr. Nutt held positions of increasing responsibility at a number of companies including MedPointe Pharmaceuticals, Carter-Wallace and KPMG.

 Available Information

                Covance makes available free of charge on its website at www.covance.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The charters of the Audit Committee, the Compensation Committee, and the Corporate Governance Committee, as well as the Corporate Governance Guidelines, the Code of Ethics for Financial Professionals and the Company's Business Integrity Program may be accessed through our website at www.covance.com. Covance was incorporated in the State of Delaware in 1993.

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
  •
  size.

                For instance, certain of our services have from time-to-time experienced periods of increased price competition which had a material adverse effect on a segment's profitability and consolidated net revenues and net income.

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

                Unfavorable global economic conditions could negatively affect our business. While it is difficult for us to predict the impact of general economic conditions on our business, unfavorable economic conditions could reduce customer demand for some of our services, which could cause our revenue to decline. Also, our customers, particularly smaller biotechnology companies which are especially reliant on the credit and capital markets, may not be able to obtain adequate access to credit or equity funding, which could affect their demand for our services and ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. For these reasons, among others, if economic conditions stagnate or decline, our operating results and financial condition could be adversely affected.

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

                We derive a large portion of our net revenues from international operations. For the years ended December 31, 2013 and 2012, we derived approximately 52% and 49%, respectively, of our net revenues from operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results. In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Quarter	High	Low
First Quarter 2012	$49.68	$42.02
Second Quarter 2012	$50.93	$44.20
Third Quarter 2012	$49.51	$45.26
Fourth Quarter 2012	$59.31	$46.51
First Quarter 2013	$74.60	$57.50
Second Quarter 2013	$79.50	$70.38
Third Quarter 2013	$86.97	$76.81
Fourth Quarter 2013	$91.77	$82.54

                As of February 14, 2014, there were 3,180 holders of record of Covance's common stock.

                Covance has not paid any dividends during 2013 or 2012. Covance does not currently intend to pay dividends, but rather, intends to reinvest earnings in its business.

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Currently Authorized Programs
October 1, 2013 - October 31, 2013	—	—	—	$0.1 million
November 1, 2013 - November 30, 2013	1,438	$87.40	1,438	—
December 1, 2013 - December 31, 2013	—	—	—	$100.0 million

Total	1,438	$87.40	1,438

  (a)
  These purchases were made in the open market.

In December 2013, the Covance Board of Directors authorized the repurchase of up to $100 million of the Company's outstanding common stock (the "2013 Repurchase Program"). In January 2012, the Covance Board of Directors authorized the repurchase of up to $300 million of the Company's outstanding common stock (the "2012 Repurchase Program").

Item 5a.    Performance Graph

                The graph below provides an indicator of cumulative total shareholder returns for Covance as compared with the Standard & Poor's 500 Stock Index® and the Standard & Poor's Health Care Sector Index®. The graph covers the period of time from December 31, 2008 through December 31, 2013 and assumes $100 was invested on December 31, 2008.

Item 6.    Selected Financial Data

                The following table presents selected historical consolidated financial data of Covance as of and for each of the years ended December 31, 2013, 2012, 2011, 2010 and 2009. This data has been derived from the audited consolidated financial statements of Covance. You should read this selected historical consolidated financial data in conjunction with Covance's audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report. Historical consolidated financial data may not be indicative of Covance's future performance. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                The information provided in the following table is on an "as reported" basis for all years presented, and includes the results of Covance's interactive voice and web response service offering ("IVR Services") through its divestiture on August 20, 2009. Items affecting comparability between periods have been noted in the following table.

	Year Ended December 31
	2013		2012		2011		2010		2009
	(Dollars in thousands, except per share data)
Income Statement Data:
Net revenues	$2,402,313		$2,180,621		$2,095,938		$1,925,630		$1,867,634
Reimbursable out-of-pocket expenses	192,817		185,138		140,508		112,843		94,992

Total revenues	2,595,130		2,365,759		2,236,446		2,038,473		1,962,626

Costs and expenses:
Cost of revenue	1,692,173		1,570,223		1,467,051		1,348,498		1,277,142
Reimbursable out-of-pocket expenses	192,817		185,138		140,508		112,843		94,992
Selling, general and administrative	360,012		358,854		343,044		307,386		270,593
Depreciation and amortization	127,917		117,708		105,214		103,024		91,289
Impairment charges	4,877		17,959		—		119,229		—

Total	2,377,796	(a)	2,249,882	(d)	2,055,817	(g)	1,990,980	(j)	1,734,016

Income from operations	217,334	(a)	115,877	(d)	180,629	(g)	47,493	(j)	228,610

Other (income) expense, net:
Interest expense, net	4,084		3,506		1,979		52		201
Foreign exchange transaction loss, net	1,925		1,474		1,248		3,649		245
Gain on sale of investments	(16,400)		(1,459)		—		—		—
Impairment of equity investment	—		7,373		12,119		—		—
Loss (gain) on sale of businesses	—		169		—		—		(9,681)

Other (income) expense, net	(10,391	)(b)	11,063	(e)	15,346	(h)	3,701		(9,235	)(l)

Income before taxes and equity investee earnings	227,725	(a),(b)	104,814	(d),(e)	165,283	(g),(h)	43,792	(j)	237,845	(l)
Tax expense (benefit)(n)	48,518	(c)	10,099	(f)	33,574	(i)	(23,655	)(k)	62,870	(m)
Equity investee earnings	—		17		480		807		907

Net income	$179,207	(a),(b),(c)	$94,732	(d),(e),(f)	$132,189	(g),(h),(i)	$68,254	(j),(k)	$175,882	(l),(m)

Basic earnings per share	$3.28		$1.73		$2.22		$1.08		$2.76
Diluted earnings per share	$3.15	(a),(b),(c)	$1.68	(d),(e),(f)	$2.16	(g),(h),(i)	$1.06	(j),(k)	$2.73	(l),(m)
Balance Sheet Data:
Working capital	$871,311		$352,131		$549,881		$446,637		$474,928
Total assets	$2,556,588		$2,288,342		$2,108,008		$1,965,542		$1,974,944
Long-term debt	$250,000		$—		$—		$97,500		$—
Stockholders' equity	$1,565,246		$1,307,192		$1,457,795		$1,279,821		$1,411,004
Other Financial Data:
Gross margin	29.6%		28.0%		30.0%		30.0%		31.6%
Operating margin	9.0%		5.3%		8.6%		2.5%		12.2%
Net income margin	7.5%		4.3%		6.3%		3.5%		9.4%
Current ratio	2.38		1.40		2.02		1.89		2.18
Debt to equity	0.16		0.00		0.00		0.08		0.00
Book value per share	27.78		23.77		23.96		21.24		22.01
Net days sales outstanding	34		36		38		31		40

  (a)
  Includes restructuring and other cost reduction actions of $21,950 ($14,576 net of tax or $0.26 per diluted share) and asset impairment charges of $4,877 ($3,568 net of tax of $0.06 per diluted share).

  (b)
  Includes gain on sale of investments of $16,400 ($10,654 net of tax or $0.19 per diluted share).

  (c)
  Includes $3,035 or $0.05 per diluted share income tax benefit recorded in connection with favorable income tax matters.

  (d)
  Includes restructuring costs ($33,930), an inventory write-down and costs associated with the settlement of an inventory supply agreement ($21,168) and goodwill impairment charges ($17,959) totaling $73,057 ($55,749 net of tax or $0.99 per diluted share).

  (e)
  Includes impairment of equity investment ($7,373) and gain on sale of investment $1,459 totaling $5,914 ($6,428 net of tax or $0.11 per diluted share).

  (f)
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

  (j)
  Includes asset impairment charges ($119,229) and restructuring costs ($28,030) totaling $147,259 ($93,604 net of tax or $1.45 per diluted share).

  (k)
  Includes a $17,298 or $0.27 per diluted share income tax benefit recorded in connection with the favorable resolution of several income tax matters and the recognition of previously unrecognized benefits.

  (l)
  Includes a $9,026 gain on 2009 sale of IVR Services ($5,867 net of tax or $0.09 per diluted share) and a $655 gain ($426 net of tax or $0.01 per diluted share) resulting from contingent consideration received in 2009 associated with the 2007 sale of Cardiac Safety Services related to transferred backlog.

  (m)
  Includes a $2,072 or $0.03 per diluted share income tax gain associated with the reduction of income tax reserves resulting from the completion of an income tax audit and the recognition of previously unrecognized tax benefits in jurisdictions where the period of review of filings has expired.

  (n)
  Includes the tax effect of the items listed in footnotes (a) through (m) above, as applicable.

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

                Covance does not have any individual significant contracts as pertains to revenue recognition. By way of background, at any point in time Covance is working on thousands of active client projects, which are governed by individual contracts. In 2013, the Company had one customer that accounted for 10.6% and another customer that accounted for 10.0% of consolidated net revenues. The Company had one customer that accounted for 10.1% of consolidated net revenues in 2012 while there were no customers accounting for 10% or more of consolidated net revenues in 2011. Covance serves in excess of 1,000 biopharmaceutical companies and has over 16,500 active client projects. Most projects are customized based on the needs of the client, the type of services being provided, therapeutic indication of the drug, geographic locations and other variables. Project specific terms related to pricing, billing milestones and the scope and type of services to be provided are generally negotiated and contracted on a project-by-project basis.

                Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment's Phase II-IV clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the years ended December 31, 2013, 2012 and 2011, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

                Bad Debts.    Covance endeavors to assess and monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business. Covance maintains a provision for doubtful accounts relating to amounts due that may not be collected. This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant. Since the recorded bad debt provision is based upon management's judgment, actual bad debt write-offs may be greater or less than the amount recorded. Historically, bad debt write-offs have not been material. The allowance for doubtful accounts amounted to $6.1 million and $6.2 million at December 31, 2013 and 2012, respectively.

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

                Covance maintains a reserve for unrecognized tax benefits for income tax exposures, such as transfer pricing, nexus and deemed income, which is recorded as a long-term liability in other liabilities on the consolidated balance sheets. As of December 31, 2013 and 2012, the balance of the reserve for unrecognized tax benefits was $9.0 million and $9.4 million, respectively. Included in the balance of the reserve for unrecognized tax benefits at both December 31, 2013 and 2012 is accrued interest of $0.6 million. During the year ended December 31, 2013, the reserve for unrecognized tax benefits decreased by $0.4 million, as the release of reserves primarily associated with the settlement of income tax audits and the lapsing of the statute of limitations in various jurisdictions more than offset the accrual of additional reserves relating primarily to transfer pricing and the accrual of interest on existing reserves. During the year ended December 31, 2012, the reserve for unrecognized tax benefits decreased by $7.0 million, primarily associated with the settlement of various income tax audits, partially offset by the accrual of additional reserves of $2.4 million, primarily relating to transfer pricing and the accrual of interest on existing reserves.

                Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest, for the years ended December 31, 2013, 2012 and 2011:

(dollars in millions)
Unrecognized tax benefits as of December 31, 2010	$14.0
Additions related to tax positions in the current year	3.0
Reductions due to settlements and payments	(1.9)
Reductions due to statute expiration	(0.3)

Unrecognized tax benefits as of December 31, 2011	14.8
Additions related to tax positions in the current year	2.2
Reductions due to settlements and payments	(7.9)
Reductions due to statute expiration	(0.3)

Unrecognized tax benefits as of December 31, 2012	8.8
Additions related to tax positions in the current year	2.0
Reductions due to settlements and payments	(1.3)
Reductions due to statute expiration	(1.1)

Unrecognized tax benefits as of December 31, 2013	$8.4

                Any future changes in the liability for unrecognized tax benefits, resulting from the recognition of tax benefits, would impact the effective tax rate of Covance. Over the next twelve months, it is reasonably possible that the uncertainty surrounding up to $0.3 million, including accrued interest, of the reserve for unrecognized tax benefits related to transfer pricing will be resolved as a result of the expiration of the statute of limitations or the conclusion of various federal, state and foreign tax audits.

                The following tax years remain open to investigation as of December 31, 2013, for the Company's major jurisdictions:

Tax Jurisdiction	Years
U.S. Federal and State	2007-2013
United Kingdom	2011-2013
Switzerland	2008-2013
Germany	2011-2013

                The Company also maintains a tax reserve related to exposures for non-income tax matters, including value-added tax, state sales and use and other taxes. The balance of this reserve at both December 31, 2013 and 2012 was $1.1 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheets.

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

                Covance's policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States, except for amounts remitted under the American Jobs Creation Act of 2004. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings totaling approximately $926 million at December 31, 2013.

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

                The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected stock price volatility	36%	38%	37%
Range of risk free interest rates	0.09% - 2.03%	0.03% - 2.01%	0.10% - 3.62%
Expected life of options (years)	5.4	5.2	4.8

                Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

                As of December 31, 2013, the total unrecognized compensation cost related to non-vested stock options granted was $17.2 million and is expected to be recognized over a weighted average period of 2.5 years, and the total unrecognized compensation cost related to non-vested performance-based shares and restricted stock awards was $51.6 million and is expected to be recognized over a weighted average period of 2.2 years.

                Impairment of Assets.    Covance reviews its long-lived assets, other than goodwill and other indefinite lived intangible assets, for impairment when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance's judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations or the sale of the asset. Actual future cash flows may be greater or less than estimated. During the fourth quarter of 2013, Covance determined that the carrying value of its Manassas, Virginia and Basel, Switzerland properties was no longer fully recoverable from the cash flows expected from their sale, based upon changes in the respective real estate markets, coupled with changes in the respective marketing plans. As such, Covance recorded an asset impairment charge of $2.6 million and $2.3 million, respectively, to reduce the carrying value of these assets to their estimated fair values as of December 31, 2013. During the fourth quarter of 2011, Covance determined that the carrying value of its equity method investment in a supplier of research products was no longer fully recoverable based upon changes in the research product market. The impairment was determined to be other-than-temporary and Covance recorded a charge of $12.1 million to reduce the carrying value of the equity investment to its estimated fair value as of December 31, 2011. Further, during the second quarter of 2012, the equity investment was determined to have experienced an additional impairment in value due to a further decline in demand for the research products from this supplier. As a result, Covance recorded a $7.4 million impairment charge to write off the remaining carrying value of the equity investment as of June 30, 2012.

                Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value. This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. In the second quarter of 2012, Covance commenced actions to close its clinical pharmacology operations located in Basel, Switzerland and as a result determined the goodwill associated with the acquisition of the Basel clinic was impaired and recorded a charge of $18.0 million to write off the carrying value of the goodwill as of June 30, 2012. The Basel clinic is part of Covance's early development segment and clinical pharmacology reporting unit, however, because the clinic was operated on a standalone basis and was not integrated into the reporting unit after its acquisition, the related goodwill was evaluated for impairment at the site level and not the reporting unit level. The annual test for impairment performed for 2013, 2012 and 2011 indicated that no reporting units were at significant risk for impairment. However, changes in expectations as to the present value of a reporting unit's future cash flows might impact subsequent years' assessments of impairment.

                Assets Held for Sale.    Covance records long-lived assets as held for sale when a plan to sell the asset has been initiated and all other held for sale criteria have been satisfied. Assets classified as held for sale are recorded in other current assets on the consolidated balance sheet at the lower of their carrying value or fair value less cost to sell. During the fourth quarter of 2013, Covance entered into negotiations to sell certain assets of its Genomics Laboratory located in Seattle, Washington. As a result, $6.7 million of associated net assets were reclassified to assets held for sale as of December 31, 2013. During the first quarter of 2013, Covance completed the closure of its clinical pharmacology site in Basel, Switzerland and initiated actions to sell that property. As a result, the $8.3 million carrying value of the property was reclassified from property and equipment to assets held for sale as of March 31, 2013. During the fourth quarter of 2013, Covance recorded an impairment charge of $2.3 million to reduce the carrying value of the Basel property to its estimated fair market value less cost to sell as of December 31, 2013. In the fourth quarter of 2011, Covance completed the wind-down and transition of services at its toxicology facility in Vienna, Virginia and initiated actions to sell that property. As a result, the related carrying value of $27.0 million was reclassified from property and equipment to assets held for sale as of December 31, 2011.

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

                Set forth below is a discussion of the impact that (a) differences between assumed results and actual results and (b) assumption changes have had on our results of operations for the years ended December 31, 2013, 2012 and 2011 and on the financial position of the plans as of December 31, 2013 and 2012 for our United Kingdom defined benefit pension plans (the largest of our defined benefit-type pension plans).

	United Kingdom Plans
(dollars in millions)	2013	2012	2011	2010
Net periodic pension cost	$0.3	$0.9	$1.6	$1.6

Assumptions used to determine net periodic pension cost:
Discount rate	4.60%	4.60%	5.20%	5.75%
Expected rate of return on assets	5.30%	5.90%	6.50%	6.75%
Salary increases	3.60%	4.00%	4.50%	4.50%

                The movement in the net periodic benefit cost from period to period is attributable to the following:

	United Kingdom Plans
(dollars in millions)	2012 to 2013	2011 to 2012	2010 to 2011
Change in discount rate	$—	$2.3	$2.1
Change in rate of salary increases	0.2	0.1	—
Other, including differences between actual experience and assumptions used	(0.8)	(3.1)	(2.1)

Net change in periodic benefit cost	$(0.6)	$(0.7)	$—

	United Kingdom Plans
	2013	2012	2011
Assumptions used to determine benefit obligation:
Discount rate	4.60%	4.60%	4.60%
Salary increases	4.00%	3.60%	4.00%

                The change in the projected benefit obligation from period to period is attributable to the following:

	United Kingdom Plans
(dollars in millions)	2012 to 2013	2011 to 2012
Projected benefit obligation, beginning of year	$181.0	$167.7
Service/interest cost components of net periodic benefit cost in year	11.5	11.9
Benefits paid	(2.5)	(2.5)
Actuarial loss:
Price inflation	7.2	4.0
Other, including differences between actual experience and assumptions used	3.1	(6.4)
Foreign currency exchange rate changes	2.3	6.3

Projected benefit obligation, end of year	$202.6	$181.0

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

                Finally, Covance's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary's financial results into U.S. dollars for purposes of reporting Covance's consolidated financial results. The process by which each foreign subsidiary's financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. At December 31, 2013, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $67.5 million.

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

Results of Operations

                Year Ended December 31, 2013 Compared with Year Ended December 31, 2012.    Net revenues increased 10.2%, or 9.7% excluding the favorable impact of foreign exchange rate variances between both periods, to $2.40 billion for 2013 from $2.18 billion for 2012. Net revenues from Covance's early development segment increased 0.1% between both periods. Growth in the early development segment from clinical pharmacology and nutritional chemistry was largely offset by lower revenue in discovery support services and pharmaceutical chemistry services as well as the inclusion in the 2012 period of $10.9 million in revenue from two clinical pharmacology sites that were closed at the end of 2012 and the sale of the environmental service line during 2012. Net revenues from Covance's late-stage development segment increased 16.8%, or 16.0% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in the late-stage development segment was led by higher kit volumes in our central laboratory services and the strong performance of our Phase II-IV clinical development services from increased study activity, which was partially offset by decreased volume in market access services.

                Cost of revenue increased 7.8% to $1.69 billion or 70.4% of net revenues for the year ended December 31, 2013 as compared to $1.57 billion or 72.0% of net revenues for the corresponding 2012 period. Gross margins increased by 160 basis points to 29.6% for 2013 from 28.0% for the corresponding 2012 period due to the inclusion in the 2012 period of an inventory charge to write down certain preclinical inventory and costs associated with the settlement of an inventory supply agreement totaling $21.2 million (or 1.0% of net revenues), combined with the favorable impact of the shift of UK R&D tax credit to above margin treatment effective April 1, 2013 (approximately 0.5% of net revenues), as well as savings realized from our ongoing restructuring and cost reduction initiatives.

                Overall, selling, general and administrative expenses increased 0.3% to $360.0 million for 2013 from $358.9 million for 2012. As a percentage of net revenues, selling, general and administrative expenses decreased 150 basis points to 15.0% in 2013 from 16.5% in 2012. Included in selling, general and administrative expenses during 2013 and 2012 is $19.0 million (or 0.8% of net revenues), and $30.5 million (or 1.4% of net revenues), respectively, in charges associated with restructuring and cost reduction actions taken to better align capacity to preclinical market demand and reduce overhead in the Company's early development segment, as well as to improve future profitability by streamlining the Company's overall cost structure, including its corporate and functional support infrastructure and consolidating facilities in connection with the rationalization of its data centers. The 150 basis point decrease also reflects the savings realized from ongoing restructuring and cost reduction initiatives. Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

                Depreciation and amortization increased 8.7% to $127.9 million for 2013 from $117.7 million for 2012. As a percentage of net revenues, depreciation and amortization decreased by 10 basis points to 5.3% for the 2013 period from 5.4% for the corresponding 2012 period. Depreciation and amortization during the 2013 period includes $2.9 million (or 0.1% of net revenues) in accelerated depreciation associated with the restructuring initiatives described above, as compared to $3.5 million (or 0.2% of net revenues) in accelerated depreciation in the 2012 period.

                Income from operations increased 87.6% to $217.3 million or 9.0% of net revenues for 2013 from $115.9 million or 5.3% of net revenues for the corresponding 2012 period. The 2013 period includes $22.0 million (or 0.9% of net revenues) in charges associated with the restructuring and cost reduction initiatives described above and $4.9 million (or 0.2% of net revenues) of asset impairment charges related to the Basel, Switzerland and the Manassas, Virginia properties, both of which are included in our early development segment. These charges are partially offset by the favorable impact from the shift of UK R&D tax credits to above margin treatment described above. The 2012 period included restructuring charges of $33.9 million (or 1.6% of net revenues) discussed above, an inventory write-down and costs associated with the settlement of an inventory supply agreement totaling $21.2 million (or 1.0% of net revenues), as well as a goodwill impairment charge of $18.0 million (or 0.8% of net revenues) related to the Basel clinic, which was included in our early development segment results. The remainder of the increase in income from operations in the 2013 period is primarily driven by revenue growth, as described above, as well as benefits realized from our ongoing restructuring and cost reduction initiatives.

                Income from operations from Covance's early development segment for the year ended December 31, 2013 increased $83.5 million to $87.5 million as compared to $4.0 million for the corresponding 2012 period. As a percentage of net revenues, early development income from operations increased 960 basis points from 0.5% of early development net revenues in the 2012 period to 10.1% in the corresponding 2013 period. The increase in income from operations in Covance's early development segment for the 2013 period is due to the inclusion in the 2012 period of costs associated with restructuring charges of $30.3 million (or 3.5% of segment net revenues), an inventory write down and costs associated with the settlement of an inventory supply agreement totaling $21.2 million (or 2.4% of segment net revenues) and a goodwill impairment charge of $18.0 million (or 2.1% of segment net revenues), combined with the favorable impact in the 2013 period from the shift of UK R&D tax credits to above margin treatment (approximately 0.8% of segment net revenues), as well as the benefits realized in the 2013 period from our restructuring and cost reduction actions described above. These increases are partially offset by the inclusion in the 2013 period of $8.3 million in costs (1.0% of segment net revenues) associated with the ongoing restructuring and cost reduction actions and $4.9 million (or 0.6% of net revenues) of asset impairment charges related to the Basel, Switzerland and the Manassas, Virginia properties.

                Income from operations from Covance's late-stage development segment for the year ended December 31, 2013 increased 22.0% or $60.9 million to $338.5 million as compared to $277.6 million for the corresponding 2012 period. As a percentage of net revenues, late-stage development income from operations increased 90 basis points from 21.2% of late-stage development net revenues in 2012 to 22.1% of net revenues in the corresponding 2013 period. Income from operations from Covance's late-stage development segment for the 2013 and 2012 periods includes $4.0 million (or 0.3% of segment net revenues) and $1.3 million (or 0.1% of segment net revenues), respectively, in costs associated with the restructuring and cost reduction initiatives described above. In addition, the 2013 period includes the favorable impact of the shift of UK R&D tax credits to above margin treatment (approximately 0.4% of segment net revenues) combined with operating leverage on revenue growth, only partially offset by increased spending on IT projects.

                Corporate expense increased $43.0 million to $208.7 million or 8.7% of net revenues for the year ended December 31, 2013, as compared to $165.7 million or 7.6% of net revenues for the corresponding 2012 period, driven primarily by higher information technology spending associated with the corporate components of the Company's strategic IT initiatives and higher incentive compensation costs based upon the Company's strong performance. Corporate expense for the 2013 and 2012 periods includes charges of $9.6 million (or 0.4% of net revenues) and $2.3 million (or 0.1% of net revenues), respectively, associated with the restructuring and cost reduction initiatives described above. Also included in corporate expense is stock-based compensation expense which totaled $41.5 million (or 1.7% of net revenues) for the year ended December 31, 2013, as compared to $40.8 million (or 1.9% of net revenues) for the corresponding 2012 period.

                Other income, net increased $21.5 million to $10.4 million for the year ended December 31, 2013 from a net expense of $11.1 million for the corresponding 2012 period, driven primarily by the gain on sale of BioClinica, Inc. ("BIOC") of $15.7 million in the 2013 period, and the inclusion in the 2012 period of an impairment charge of $7.4 million associated with an equity method investment in a supplier of research products. Partially offsetting these increases in other income, net was an increase in interest expense of $0.6 million and an increase in foreign exchange transaction losses of $0.5 million.

                Covance's effective tax rate for the year ended December 31, 2013 was 21.3% compared to 9.6% for the corresponding 2012 period. Covance's effective tax rate for the 2013 period includes a tax benefit of $8.7 million on the asset impairments, restructuring and cost reduction charges of $26.8 million and a benefit of $3.0 million relating to UK R&D tax credits during the first three months of 2013, which were partially offset by a $5.7 million tax provision on the $16.4 million gain on the sale of investments. The Company also recorded a net tax benefit of $3.0 million, primarily related to tax positions taken on returns filed in 2013. Covance's effective tax rate for the year ended December 31, 2012 included a net tax benefit of $10.7 million primarily associated with the settlement of various income tax audits across multiple jurisdictions, $0.8 million associated with a reduction in the United Kingdom income tax rate, which resulted in a decrease in the Company's United Kingdom net deferred tax liabilities, a $17.3 million benefit related to $55.1 million of 2012 restructuring cost actions and other charges and a benefit of $10.0 million relating to UK R&D tax credits taken during the year. There was no tax benefit recorded for either the $18.0 million goodwill impairment or the $7.4 million equity investment impairment in the 2012 period. The remaining year-over-year movement in Covance's effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and the impact of tax planning initiatives.

                Net income of $179.2 million for the year ended December 31, 2013 increased $84.5 million or 89.2% as compared to $94.7 million for the corresponding 2012 period. Net income for the 2013 period includes charges associated with restructuring and cost reduction actions totaling $14.5 million, net of tax, and asset impairment charges of $3.6 million, net of tax, partially offset by a gain on the sale of investments of $10.7 million, net of tax and a net tax benefit of $3.0 million, primarily related to tax positions taken on returns filed in 2013. Net income for the 2012 period included $63.1 million, net of tax, for asset impairments, restructuring charges, an inventory write-down and costs associated with the settlement of an inventory supply agreement. These items were partially offset by a tax benefit of $11.5 million for favorable tax settlements and a $1.0 million gain, net of tax, on the sale of an investment. The remainder of the increase in net income in the 2013 period resulted from the incremental earnings on revenue growth, as described above, as well as benefits realized from our ongoing restructuring and cost reduction initiatives.

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

                Cost of revenue increased 7.0% to $1.57 billion or 72.0% of net revenues for the year ended December 31, 2012 as compared to $1.47 billion or 70.0% of net revenues for the corresponding 2011 period. Gross margins decreased by 200 basis points to 28.0% for 2012 from 30.0% for the corresponding 2011 period due to an inventory charge to write down certain preclinical inventory and costs associated with the settlement of an inventory supply agreement of $21.2 million (or 1.0% of net revenues) and lower volumes in early development, which was only partially offset by margin expansion in late-stage services from the operating leverage on the volume increase.

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

                Income from operations decreased 35.8% to $115.9 million or 5.3% of net revenues for 2012 from $180.6 million or 8.6% of net revenues for the corresponding 2011 period. The 2012 period includes a goodwill impairment charge of $18.0 million (or 0.8% of net revenues) related to the Basel clinic, which is included in our early development segment results, as well as the restructuring charges of $33.9 million (or 1.6% of net revenues) and the inventory write-down and costs associated with the settlement of an inventory supply agreement totaling $21.2 million (or 1.0% of net revenues) discussed above. Income from operations for 2011 included restructuring costs of $24.4 million (or 1.2% of net revenues) and costs associated with the termination of an inventory supply agreement and related inventory write-down of $10.3 million (or 0.5% of net revenues).

                Income from operations from Covance's early development segment for the year ended December 31, 2012 decreased by $101.3 million to $4.0 million, compared to $105.3 million for the corresponding 2011 period. As a percentage of net revenues, early development income from operations decreased 1,080 basis points from 11.3% of early development net revenues in the 2011 period to 0.5% in the corresponding 2012 period. The decline in income from operations in Covance's early development segment for the 2012 period is primarily driven by restructuring and other charges of $30.3 million (or 3.5% of segment net revenues), the goodwill impairment charge of $18.0 million (or 2.1% of segment net revenues) and the inventory write-down and costs associated with the settlement of an inventory supply agreement totaling $21.2 million (or 2.4% of segment net revenues) versus restructuring costs of $11.4 million (or 1.2% of segment net revenues) and costs associated with the termination of an inventory supply agreement and related inventory write-down of $10.3 million (or 1.1% of segment net revenues) included in the 2011 period. In addition, the 2012 period reflects the impact of lower volume in toxicology, clinical pharmacology, research products and discovery support services, as described above.

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

                Covance had a 47% minority equity position in Noveprim Limited ("Noveprim"), a supplier of research products. During the years ended December 31, 2012 and 2011, Covance recognized income of $17 thousand and $0.5 million, respectively, representing its share of Noveprim's earnings. The Company suspended equity accounting for this investment effective June 30, 2012 as it had reduced the carrying value of its investment to zero. On January 31, 2013, Covance terminated its long-standing inventory supply agreement with Noveprim and surrendered its 47% minority equity position in Noveprim.

                Net income of $94.7 million for the year ended December 31, 2012 decreased $37.5 million or 28.3% as compared to $132.2 million for the corresponding 2011 period. Net income for the 2012 period includes $63.1 million, net of tax, for asset impairments, restructuring charges, an inventory write-down and costs associated with the settlement of an inventory supply agreement. These items were partially offset by a tax benefit of $11.5 million for favorable tax settlements and a $1.0 million gain, net of tax, on the sale of an investment. The 2011 period includes $35.3 million, net of tax, related to restructuring, contract termination and inventory write-down costs and the impairment of an equity investment.

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

                Cash and cash equivalents at December 31, 2013 and 2012 were $617.7 million and $492.8 million, respectively. Amounts held by foreign subsidiaries for cash and equivalents were approximately $506 million and $447 million at December 31, 2013 and 2012, respectively, primarily in Swiss Francs, British Pounds and Euros. Short-term investments at December 31, 2013 were $111.4 million, comprised entirely of Swiss Francs. Foreign cash balances generally result from unremitted foreign earnings, which the Company intends to remain invested indefinitely outside of the United States. If the Company were to remit such earnings to the United States, it would be subject to additional United States income taxes. Amounts are principally invested in short-term money market funds and bank term deposits with major financial institutions which carry a Moody's rating of A1 P1 or better. Covance's expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. On November 15, 2013, Covance entered into a private placement of senior notes ("Senior Notes") in an aggregate principal amount of $250 million pursuant to a Note Purchase Agreement (the "Note Purchase Agreement") dated October 2, 2013. The Senior Notes were issued in four series: (i) $15 million of 3.25% Senior Notes, Series 2013A, due November 15, 2018; (ii) $50 million of 3.90% Senior Notes, Series 2013B, due November 15, 2020; (iii) $90 million of 4.50% Senior Notes, Series 2013C, due November 15, 2023; and (iv) $95 million of 4.65%

Senior Notes, Series 2013D, due on November 15, 2025. Interest on the Senior Notes is payable semiannually on May 15th and November 15th of each year. The Senior Notes rank equally with all outstanding indebtedness. Costs associated with the Note Purchase Agreement, which consisted primarily of bank and legal fees totaling $0.9 million, are being amortized ratably over the terms of the Senior Notes. The proceeds were used to pay down existing indebtedness. The Note Purchase Agreement contains various financial and other covenants and is guaranteed by certain of Covance's domestic subsidiaries and secured by a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. At December 31, 2013, Covance was in compliance with the terms of the Note Purchase Agreement. On March 7, 2012, Covance amended its credit facility, in order to, in part, provide sufficient liquidity to finance purchases under its 2012 authorized share buyback program. The amended credit agreement (the "Credit Agreement") provides for a revolving credit facility of up to $500 million. At December 31, 2013, there were no outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement. The proceeds from the issuance of the Senior Notes were used to pay down all outstanding indebtedness under the Credit Agreement. At December 31, 2012, there were $320.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement. Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points. Interest on all outstanding borrowings under the previous credit agreement was based upon the London Interbank Offered Rate plus a margin of 200 basis points. Interest on outstanding borrowings approximated 1.46% per annum during 2013 and 1.56% per annum during 2012. Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five year term. The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. The Company pays a commitment fee of 17.5 basis points on the undrawn balance of the revolving credit facility under the Credit Agreement, and had paid a commitment fee of 30 basis points on the undrawn balance of the revolving credit facility under the previous credit agreement. Commitment fees totaled approximately $0.3 million and $0.4 million during the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, Covance was in compliance with the terms of the Credit Agreement. Covance believes cash on hand plus cash from operations and available borrowings under the Credit Agreement will provide sufficient liquidity for the foreseeable future.

                During the year ended December 31, 2013, Covance's operations provided net cash of $405.7 million, an increase of $145.5 million from the corresponding 2012 period. The change in net operating assets provided $62.3 million in cash during 2013, primarily due to an increase in accrued liabilities, accounts payable and income taxes, partially offset by a decrease in unearned revenue and a net increase in other assets and liabilities. The change in net operating assets, net of the business sold, used $26.2 million in cash during 2012, primarily due to an increase in other assets and liabilities, net, coupled with a decrease in income taxes, partially offset by a decrease in inventory and an increase in accrued liabilities. Changes in days sales outstanding did not have a meaningful impact on operating cash flows during either period. Covance's ratio of current assets to current liabilities was 2.38 at December 31, 2013 and 1.40 at December 31, 2012.

                Days sales outstanding ("DSO") is determined based on the net end-of-period balance of accounts receivable, unbilled services and unearned revenue. Covance's DSO has varied between reporting periods as a result of normal fluctuations in the timing of cash receipts and contractual billing milestones across thousands of ongoing studies at any point in time. Over the past several years DSO has fluctuated in a range from approximately 30 days to approximately 50 days. Covance's DSO was 34 days at December 31, 2013 and 36 days at December 31, 2012. This two-day decrease in DSO is not expected to have a material impact on Covance's results of operations or financial position. As of December 31, 2013, each one-day movement in DSO represents approximately $6.8 million of cash provided by (or used in) operating activities.

                Investing activities for the year ended December 31, 2013 used $253.5 million, compared to $146.0 million for the corresponding 2012 period. Capital spending for 2013 totaled $162.2 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software. Approximately $75.6 million of capital spending in 2013 represents expenditures associated with assets that have not yet been placed in service at December 31, 2013. Investing activities for the 2013 period also includes the purchase of short-term investments consisting of bank term deposits totaling $109.8 million. Partially offsetting this spend was the receipt of proceeds of approximately $17.8 million in connection with the sale of investments, including $17.1 million upon the sale of the Company's investment in BioClinica, Inc. in the 2013 period. Capital spending for the corresponding 2012 period totaled $151.7 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software. Partially offsetting this spend was the receipt of proceeds of approximately $4.7 million upon the sale of the Company's investment in Caprion in the 2012 period.

                Financing activities for the year ended December 31, 2013 used $32.6 million, compared to using $20.0 million in the corresponding 2012 period. Cash used in financing activities during the 2013 period included $320 million of net repayments under the Credit Agreement, $20.1 million used to purchase 263,718 shares of common stock into treasury in connection with share buyback programs authorized by Covance's Board of Directors and $13.7 million for the purchase into treasury of 186,265 shares in connection with employee benefit plans, for an aggregate cost of $33.8 million. Partially offsetting these items was $250 million in proceeds from the issuance of Senior Notes, $65.1 million in proceeds from the exercise of stock options and $6.1 million in excess tax benefits realized on the exercise of stock options. Financing activities for the year ended December 31, 2012 used $20.0 million and included $314.8 million used to purchase 6,653,971 shares of common stock into treasury in connection with share buyback programs authorized by Covance's Board of Directors and $9.0 million for the purchase into treasury of 207,515 shares in connection with employee benefit plans, for an aggregate cost of $323.8 million. Partially offsetting these items was $290 million of net borrowings under the Credit Agreement, $12.7 million in proceeds from the exercise of stock options and $1.1 million in excess tax benefits realized on the exercise of stock options.

                The effect of exchange rate changes on cash for the years ended December 31, 2013 and 2012 was an increase of $5.4 million and $9.5 million, respectively. Covance's cash balances increased by $124.9 million during 2013.

                The table below sets forth Covance's contractual obligations. A full description of the Company's debt obligations is contained in Note 7 to the audited consolidated financial statements included elsewhere in this Annual Report. Covance is obligated under non-cancelable operating leases, primarily for offices and laboratory facilities. Covance is also obligated under outsourcing agreements primarily related to certain aspects of its information technology, human resources and accounting functions and purchase commitments across various facilities, both of which are reflected under the caption purchase obligations in the table below. Actual amounts paid under these outsourcing agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables. In addition, early termination of these outsourcing agreements by Covance could result in the payment of termination fees which are not reflected in the table below. See Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report.

	Payments due by period
Contractual Obligations(a)	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
	(Dollars in thousands)
Long-Term Debt	$250,000	$—	$—	$15,000	$235,000
Operating Leases	228,690	37,558	58,641	39,787	92,704
Purchase Obligations	88,576	32,717	31,287	22,678	1,894

Total	$567,266	$70,275	$89,928	$77,465	$329,598

  (a)
  Excludes $9.0 million, including $0.6 million in interest, related to a reserve for unrecognized tax benefits, as the cash settlement date cannot be reasonably estimated.

 Off-Balance Sheet Arrangements

                At December 31, 2013 and 2012, Covance was not a party to any off-balance sheet arrangements as defined by Regulation S-K Item 303(a)(4)(i), promulgated under the Exchange Act.

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

Recently Issued Accounting Standards

                In March 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). ASU 2013-05 clarifies the applicable guidance under current U.S. generally accepted accounting principles for the release of the cumulative translation adjustment upon a reporting entity's derecognition of a subsidiary or group of assets within a foreign entity or part or all of its investment in a foreign entity. The ASU requires a reporting entity, which either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, to release any related cumulative translation adjustment into net income. ASU 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013. Covance will be required to adopt ASU 2013-05 no later than the quarter beginning January 1, 2014. Although Covance does not expect the adoption of the ASU to have a material impact on its consolidated results of operations or financial position, the actual impact will be dependent upon the nature and significance of future events that would be subject to the ASU.

Forward Looking Statements. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. All such forward-looking statements are based on the current expectations of management and are subject to, and are qualified by, risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. These risks and uncertainties include, without limitation, competitive factors, outsourcing trends in the pharmaceutical industry, levels of industry research and development spending, the Company's ability to continue to attract and retain qualified personnel, the fixed price nature of contracts or the loss or delay of large studies, risks associated with acquisitions and investments, the Company's ability to increase order volume, the pace of translation of orders into revenue in late-stage development services, testing mix and geographic mix of kit receipts in central laboratories, fluctuations in currency exchange rates, the realization of savings from the Company's announced restructuring actions, the cost and pace of completion of our information technology projects and the realization of benefits therefrom and other factors described in Covance's filings with the Securities and Exchange Commission, including, without limitation, this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

                For the year ended December 31, 2013, approximately 52% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency Risks" for a more detailed discussion of our foreign currency risks and exposures.

                Covance's short-term investments are with major financial institutions which carry a Moody's rating of A1 P1 or better. These short-term investments are in bank deposits and money market funds which can be readily purchased and sold using established markets. Covance's cash investment policy is to maximize utilization of excess cash according to the following specific criteria (in order of priority): (1) preserve capital (minimize financial market risk); (2) maintain liquidity; (3) manage foreign exchange rate exposure (internal hedging); (4) maximize rate of return; and (5) enhance relationships with select financial institutions. Covance also has strong operating cash flow and ready access to credit available under its Credit Agreement.

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

                Covance's management concluded that its internal control over financial reporting as of December 31, 2013 was effective and adequate to accomplish the objectives described above. Management's assessment was based upon the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Covance's consolidated financial statements and the effectiveness of control over financial reporting have been audited by an independent registered public accounting firm, Ernst & Young LLP, as stated in their reports which are included elsewhere herein.

/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ Alison A. Cornell Alison A. Cornell Corporate Vice President and Chief Financial Officer (Principal Financial Officer)

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited Covance Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Covance Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on consolidated financial statements and internal control. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

                In our opinion, Covance Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 27, 2014 expressed an unqualified opinion thereon.

MetroPark, New Jersey
February 27, 2014

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covance Inc.

                We have audited the accompanying consolidated balance sheets of Covance Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covance Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Covance Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 27, 2014 expressed an unqualified opinion thereon.

MetroPark, New Jersey
February 27, 2014

 COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

(Dollars in thousands)	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$617,686	$492,824
Short-term investments	111,359	—
Accounts receivable	331,815	339,558
Unbilled services	141,707	136,878
Inventory	48,257	49,270
Deferred income taxes	51,543	44,903
Income taxes receivable	—	3,642
Prepaid expenses and other current assets	201,621	167,629

Total Current Assets	1,503,988	1,234,704
Property and equipment, net	913,612	891,319
Goodwill	109,820	109,820
Other assets	29,168	52,499

Total Assets	$2,556,588	$2,288,342

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$59,713	$34,430
Accrued payroll and benefits	170,806	144,681
Accrued expenses and other current liabilities	153,808	127,686
Unearned revenue	240,398	255,776
Short-term debt	—	320,000
Income taxes payable	7,952	—

Total Current Liabilities	632,677	882,573
Long-term debt	250,000	—
Deferred income taxes	32,035	27,912
Other liabilities	76,630	70,665

Total Liabilities	991,342	981,150

Commitments and Contingencies
Stockholders' Equity:
Preferred stock—Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock—Par value $0.01 per share; 140,000,000 shares authorized; 80,935,089 and 79,131,299 shares issued and outstanding, including those held in treasury, at December 31, 2013 and 2012, respectively	809	791
Paid-in capital	859,535	744,114
Retained earnings	1,779,833	1,600,626
Accumulated other comprehensive income	25,746	28,520
Treasury stock at cost (24,595,756 and 24,145,773 shares at December 31, 2013 and 2012, respectively)	(1,100,677)	(1,066,859)

Total Stockholders' Equity	1,565,246	1,307,192

Total Liabilities and Stockholders' Equity	$2,556,588	$2,288,342

The accompanying notes are an integral part of these consolidated financial statements.

 COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in thousands, except per share data)	2013	2012	2011
Net revenues	$2,402,313	$2,180,621	$2,095,938
Reimbursable out-of-pocket expenses	192,817	185,138	140,508

Total revenues	2,595,130	2,365,759	2,236,446

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	1,692,173	1,570,223	1,467,051
Reimbursable out-of-pocket expenses	192,817	185,138	140,508
Selling, general and administrative (excluding depreciation and amortization)	360,012	358,854	343,044
Depreciation and amortization	127,917	117,708	105,214
Impairment charges	4,877	17,959	—

Total costs and expenses	2,377,796	2,249,882	2,055,817

Income from operations	217,334	115,877	180,629

Other (income) expense, net:
Interest income	(2,614)	(2,011)	(1,874)
Interest expense	6,698	5,517	3,853
Foreign exchange transaction loss, net	1,925	1,474	1,248
Gain on sale of investments	(16,400)	(1,459)	—
Impairment of equity investment	—	7,373	12,119
Loss on sale of business	—	169	—

Other (income) expense, net	(10,391)	11,063	15,346

Income before taxes and equity investee earnings	227,725	104,814	165,283
Taxes on income	48,518	10,099	33,574
Equity investee earnings	—	17	480

Net income	$179,207	$94,732	$132,189

Basic earnings per share	$3.28	$1.73	$2.22
Weighted average shares outstanding—basic	54,648,533	54,844,641	59,629,788
Diluted earnings per share	$3.15	$1.68	$2.16
Weighted average shares outstanding—diluted	56,899,013	56,290,010	61,091,354

The accompanying notes are an integral part of these consolidated financial statements.

 COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in thousands)	2013	2012	2011
Net income	$179,207	$94,732	$132,189
Other comprehensive (loss) income, net of tax:
Currency translation gain	15,386	20,577	2,776
Unrealized gain (loss) on securities	2,776	2,251	(322)
Amount reclassified to net income	(9,297)	—	—
Defined benefit pension plan:
Actuarial gain (loss)	(11,639)	690	1,966
Prior service cost	—	(77)	(75)
Curtailment gain	—	457	—

Total other comprehensive (loss) income, net of tax	(2,774)	23,898	4,345

Comprehensive income	$176,433	$118,630	$136,534

The accompanying notes are an integral part of these consolidated financial statements.

 COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$179,207	$94,732	$132,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,917	117,708	105,214
Non-cash impairment charges	4,877	41,736	12,119
Non-cash compensation expense associated with employee benefit and stock compensation plans	41,538	40,759	40,057
Deferred income tax expense (benefit)	5,023	(8,404)	(6,128)
Gain on sale of investments	(16,400)	(1,459)	—
Loss on sale of business	—	169	—
Loss on disposal of property and equipment	1,236	1,181	1,618
Equity investee earnings	—	(17)	(480)
Changes in operating assets and liabilities, net of business sold and acquired:
Accounts receivable	7,743	(28,541)	(50,754)
Unbilled services	(4,829)	(23,419)	(23,366)
Inventory	(1,300)	10,918	8,226
Accounts payable	25,283	(1,963)	2,297
Accrued liabilities	50,885	8,205	56,409
Unearned revenue	(15,378)	54,998	15,909
Income taxes	14,315	(10,522)	(21,070)
Other assets and liabilities, net	(14,467)	(35,920)	(28,762)

Net cash provided by operating activities	405,650	260,161	243,478

Cash flows from investing activities:
Capital expenditures	(162,170)	(151,679)	(134,633)
Purchase of short-term investments	(109,794)	—	—
Proceeds from sale of investments	17,781	4,682	—
Acquisition of business, net of cash acquired	—	—	(411)
Other, net	648	1,017	192

Net cash used in investing activities	(253,535)	(145,980)	(134,852)

Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(320,000)	290,000	(5,000)
Borrowings under long-term debt	250,000	—	—
Repayments under long-term debt	—	—	(97,500)
Stock issued under employee stock purchase and option plans	71,180	13,772	9,325
Purchase of treasury stock	(33,818)	(323,773)	(8,810)

Net cash used in financing activities	(32,638)	(20,001)	(101,985)

Effect of exchange rate changes on cash	5,385	9,541	5,239

Net change in cash and cash equivalents	124,862	103,721	11,880
Cash and cash equivalents, beginning of year	492,824	389,103	377,223

Cash and cash equivalents, end of year	$617,686	$492,824	$389,103

The accompanying notes are an integral part of these consolidated financial statements.

 COVANCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2010	$774	$639,341	$1,373,705	$277	$(734,276)	$1,279,821
Net income	—	—	132,189	—	—	132,189
Other comprehensive income	—	—	—	4,345	—	4,345
Shares issued under various employee benefit and stock compensation plans	5	41,641	—	—	—	41,646
Stock option exercises	2	6,847	—	—	—	6,849
Tax benefit from stock issued	—	1,755	—	—	—	1,755
Treasury stock, at cost	—	—	—	—	(8,810)	(8,810)

Balance, December 31, 2011	781	689,584	1,505,894	4,622	(743,086)	1,457,795
Net income	—	—	94,732	—	—	94,732
Other comprehensive income	—	—	—	23,898	—	23,898
Shares issued under various employee benefit and stock compensation plans	6	40,753	—	—	—	40,759
Stock option exercises	4	12,679	—	—	—	12,683
Tax benefit from stock issued	—	1,098	—	—	—	1,098
Treasury stock, at cost	—	—	—	—	(323,773)	(323,773)

Balance, December 31, 2012	791	744,114	1,600,626	28,520	(1,066,859)	1,307,192
Net income	—	—	179,207	—	—	179,207
Other comprehensive loss	—	—	—	(2,774)	—	(2,774)
Shares issued under various employee benefit and stock compensation plans	5	41,533	—	—	—	41,538
Stock option exercises	13	65,121	—	—	—	65,134
Tax benefit from stock issued	—	8,767	—	—	—	8,767
Treasury stock, at cost	—	—	—	—	(33,818)	(33,818)

Balance, December 31, 2013	$809	$859,535	$1,779,833	$25,746	$(1,100,677)	$1,565,246

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011
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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

    Financial Instruments

                The fair value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts as reported at December 31, 2013 and 2012.

                Accounts receivable and unbilled services represent amounts due from Covance customers who are concentrated primarily in the pharmaceutical and biotechnology industries. Covance endeavors to monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business. Although Covance customers are concentrated primarily within these two industries, management considers the likelihood of material credit risk as remote. In addition, in some cases Covance requires advance payment for a portion of the contract price from its customers upon the signing of a contract for services. These amounts are deferred and recognized as revenue as services are performed. Historically, bad debts have been immaterial. The allowance for doubtful accounts is $6.1 million and $6.2 million at December 31, 2013 and 2012, respectively.

    Inventory

                Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market. Finished goods accounted for $30.3 million and $32.7 million and supplies accounted for $18.0 million and $16.6 million of total inventory at December 31, 2013 and 2012, respectively.

    Prepaid Expenses and Other Current Assets

                In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $88.9 million and $82.0 million at December 31, 2013 and 2012, respectively. See Note 2 "Reimbursable Out-of-Pocket Expenses".

                Also included in prepaid expenses and other current assets are assets held for sale. Covance records long-lived assets as held for sale when a plan to sell the asset has been initiated and all other held for sale criteria have been satisfied. Assets classified as held for sale are recorded in other current assets on the consolidated balance sheet at the lower of their carrying value or fair value less cost to sell. During the fourth quarter of 2013, Covance entered into negotiations to sell certain assets of its Genomics Laboratory located in Seattle, Washington. As a result, $6.7 million of associated net assets were reclassified to assets held for sale as of December 31, 2013. During the first quarter of 2013, Covance completed the closure of its clinical pharmacology facility in Basel, Switzerland and initiated actions to sell that property. As a result, the $8.3 million carrying value of the property was reclassified from property and equipment to assets held for sale as of March 31, 2013. During the fourth quarter of 2013, Covance recorded an impairment charge of $2.3 million to reduce the carrying value of the Basel property to its estimated fair market value less cost to sell as of December 31, 2013. In the fourth quarter of 2011, Covance completed the wind-down and transition of services at its toxicology facility in Vienna, Virginia and initiated actions to sell that property. As a result, the related carrying value of $27.0 million was reclassified from property and equipment to assets held for sale as of December 31, 2011. See Note 12.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
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

    Impairment of Long-Lived Assets

                Covance reviews its long-lived assets, other than goodwill and other indefinite lived intangible assets, for impairment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance's judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations or the sale of the asset. Actual future cash flows may be greater or less than estimated. During the fourth quarter of 2013, Covance determined that the carrying value of its Manassas, Virginia and Basel, Switzerland properties, both included in the early development segment, was no longer fully recoverable from the cash flows expected from their sale, based upon changes in the respective real estate markets, coupled with changes in the respective marketing plans. As such, Covance recorded an asset impairment charge of $2.6 million and $2.3 million, respectively, to reduce the carrying value of these assets to their estimated fair values as of December 31, 2013. See Note 3 and Note 12, respectively. During the fourth quarter of 2011, Covance determined that the carrying value of its equity method investment in a supplier of research products was no longer fully recoverable based upon changes in the research product market. The impairment was determined to be other-than-temporary and Covance recorded a charge of $12.1 million to reduce the carrying value of the equity investment to its estimated fair value as of December 31, 2011. Further, during the second quarter of 2012, the equity investment was determined to have experienced an additional impairment in value due to a further decline in demand for the research products from this supplier. As a result, Covance recorded a $7.4 million impairment charge to write off the remaining carrying value of the equity investment as of June 30, 2012. See Note 5.

    Goodwill and Other Intangible Assets and Impairment

                Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value. This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. In the second quarter of 2012, Covance commenced actions to close its clinical pharmacology operations located in Basel,

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

Switzerland and as a result determined the goodwill associated with the acquisition of the Basel clinic was impaired and recorded a charge of $18.0 million to write off the carrying value of the goodwill as of June 30, 2012. The Basel clinic is part of Covance's early development segment and clinical pharmacology reporting unit, however, because the clinic was operated on a standalone basis and was not integrated into the reporting unit after its acquisition, the related goodwill was evaluated for impairment at the site level and not the reporting unit level. The annual test for impairment performed for 2013, 2012 and 2011 indicated that no reporting units were at significant risk for impairment. See Note 4.

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
DECEMBER 31, 2013, 2012 AND 2011
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
DECEMBER 31, 2013, 2012 AND 2011
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

                The Company also maintains a tax reserve related to exposures for non-income tax matters, including value-added tax, state sales and use and other taxes. The balance of this reserve was $1.1 million at both December 31, 2013 and 2012, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

                Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of December 31, 2013. See Note 6.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

    Accumulated Other Comprehensive Income

                Covance's accumulated other comprehensive income is comprised of foreign currency translation adjustments, actuarial gains (losses) and prior service costs in connection with its defined benefit pension and other post-retirement plans and the unrealized gain on available-for-sale securities, each recorded and presented net of tax. The components of and changes in accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain on Available for Sale Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at December 31, 2010	$28,717	$5,489	$(33,929)	$277
Other comprehensive income, net of tax, before reclassifications	2,776	(322)	601	3,055
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	1,290	1,290

Net current-period other comprehensive income (loss), net of tax	2,776	(322)	1,891	4,345

Balance at December 31, 2011	31,493	5,167	(32,038)	4,622
Other comprehensive income, net of tax, before reclassifications	20,577	2,251	113	22,941
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	957	957

Net current-period other comprehensive income, net of tax	20,577	2,251	1,070	23,898

Balance at December 31, 2012	52,070	7,418	(30,968)	28,520
Other comprehensive income, net of tax, before reclassifications	15,386	2,776	(11,639)	6,523
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(10,194)	897	(9,297)

Net current-period other comprehensive income (loss), net of tax	15,386	(7,418)	(10,742)	(2,774)

Balance at December 31, 2013	$67,456	$—	$(41,710)	$25,746

                During the year ended December 31, 2013, amounts reclassified from accumulated other comprehensive income, net of tax, represent the realized gain on the sale of Covance's investment in BioClinica, Inc. of $15.7 million, net of tax of $5.5 million (see Note 5). Changes in plan assets and benefit obligations recognized in comprehensive income in 2013, net of the amortization of actuarial losses and prior service credits to net periodic pension cost in the year totaled $13.6 million, net of tax of $2.9 million (see Note 8).

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

    Stock-Based Compensation

                The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees. These plans are described more fully in Note 9. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

    Defined Benefit Pension Plans

                Covance sponsors various pension and other post-retirement benefit plans which are more fully described in Note 8. The measurement of the related benefit obligations and the net periodic benefit costs recorded each year are based upon actuarial computations, which require management's judgment as to certain assumptions. These assumptions include the discount rates to use in computing the present value of the benefit obligations and the net periodic benefit costs, the expected future rate of salary increases (for pay-related plans) and the expected long-term rate of return on plan assets (for funded plans). The discount rates are derived based on a hypothetical yield curve represented by a series of annualized individual discount rates. The expected long-term rate of return on plan assets is based on the target asset allocation and the average expected rate of growth for the asset classes invested. The average expected rate of growth is derived from a combination of historic returns, current market indicators, the expected risk premium for each asset class and the opinion of professional advisors. Liabilities related to all of Covance's pension and other post-retirement benefit plans are measured as of December 31.

                In the third quarter of 2012, the Company remeasured its German defined benefit pension plan liability due to a reduction in plan participants resulting from cost reduction actions taken at its Muenster, Germany toxicology facility. The measurement resulted in a $5.4 million net increase to the liability, which reflects a $6.1 million actuarial loss, partially offset by a curtailment gain of $0.7 million. These adjustments were recognized in the 2012 period as a component of accumulated other comprehensive income, net of tax of $1.9 million and $0.2 million, respectively. See Note 8.

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

                In computing diluted EPS for the years ended December 31, 2013, 2012 and 2011, the denominator was increased by 2,250,480 shares, 1,445,369 shares and 1,461,566 shares, respectively, representing the dilutive effect of all unvested restricted shares as well as those stock options outstanding at December 31, 2013, 2012 and 2011, with exercise prices less than the average market price of Covance's common stock during each respective period. Excluded from the computation of diluted EPS for the year ended December 31, 2013 were options to purchase 205,001 shares of common stock at prices ranging from $77.90 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2013. Excluded from the computation of diluted EPS for the year ended December 31, 2012 were options to purchase 2,337,264 shares of common stock at prices ranging from $49.20 to $94.34 per share

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

because the exercise prices of such options were greater than the average market price of Covance's common stock during 2012. Excluded from the computation of diluted EPS for the year ended December 31, 2011 were options to purchase 2,335,194 shares of common stock at prices ranging from $54.15 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance's common stock during 2011.

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

    Supplemental Cash Flow Information

                Cash paid for interest for the years ended December 31, 2013, 2012 and 2011 totaled $4.6 million, $4.6 million and $3.8 million, respectively. Cash paid for income taxes for the years ended December 31, 2013, 2012 and 2011 totaled $19.3 million, $29.8 million and $58.2 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the years ended December 31, 2013, 2012 and 2011 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $6.1 million, $1.1 million and $0.9 million, respectively (a corresponding cash inflow of $6.1 million, $1.1 million and $0.9 million, respectively, has been included in financing cash flows).

    Recently Issued Accounting Standards

                In March 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). ASU 2013-05 clarifies the applicable guidance under current U.S. generally accepted accounting principles for the release of the cumulative translation adjustment upon a reporting entity's derecognition of a subsidiary or group of assets within a foreign entity or part or all of its investment in a foreign entity. The ASU requires a reporting entity, which either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, to release any related cumulative translation adjustment into net income. ASU 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013. Covance will be required to adopt ASU 2013-05 no later than the quarter beginning January 1, 2014. Although Covance does not expect the adoption of the ASU to have a material impact on its consolidated results of operations or financial position, the actual impact will be dependent upon the nature and significance of future events that would be subject to the ASU.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

2.    Summary of Significant Accounting Policies (Continued)

    Subsequent Events

                Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 15.

3.    Property and Equipment

                Property and equipment at December 31, 2013 and 2012 consist of the following:

	2013	2012
Property and equipment at cost:
Land	$55,463	$60,544
Buildings and improvements	642,416	633,248
Equipment	359,077	343,832
Computer hardware and software	555,127	460,931
Furniture, fixtures & leasehold improvements	115,412	110,106
Construction-in-progress	93,380	87,227

	1,820,875	1,695,888
Less: Accumulated depreciation and amortization	(907,263)	(804,569)

Property and equipment, net	$913,612	$891,319

                Depreciation and amortization expense aggregated $127.0 million, $115.6 million and $103.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

                During the fourth quarter of 2013, Covance determined that the carrying value of its Manassas, Virginia land, which is included in the early development segment, was no longer fully recoverable from the sale of the property based upon changes in the local real estate market and the related marketing plan for the property. Covance recorded an asset impairment charge of $2.6 million to reduce the carrying value of the asset to its estimated fair value less cost to sell as of December 31, 2013.

                During the fourth quarter of 2013, Covance entered into negotiations to sell certain assets of its Genomics Laboratory located in Seattle, Washington. As a result, $4.4 million was reclassified from property and equipment to assets held for sale in other current assets on the consolidated balance sheet as of December 31, 2013. See Note 12.

                During the first quarter of 2013, Covance completed the closure of its clinical pharmacology site in Basel, Switzerland and initiated actions to sell that property. As a result, the $8.3 million carrying value of the property was reclassified from property and equipment to assets held for sale in other current assets on the consolidated balance sheet as of March 31, 2013. See Note 12.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

4.    Goodwill and Amortizable Intangible Assets

                The following table sets forth changes in the carrying amount of goodwill by operating segment for each of the years ended December 31, 2013 and 2012, respectively:

	Early Development	Late-Stage Development	Total
Balance, December 31, 2011	$91,863	$35,916	$127,779
Goodwill impairment charge	(17,959)	—	(17,959)

Balance, December 31, 2012 and 2013	$73,904	$35,916	$109,820

                In the second quarter of 2012, Covance commenced actions to close its clinical pharmacology operations located in Basel, Switzerland and as a result determined the goodwill associated with the acquisition of the Basel clinic was impaired and recorded a charge of $18.0 million to write off the carrying value of the goodwill as of June 30, 2012.

                The following table summarizes the Company's acquired amortizable intangible assets which are reflected in other assets on the consolidated balance sheet, as of December 31, 2013 and 2012:

	2013	2012
Intangible assets at cost:
Customer Lists (5 to 10 year estimated useful lives)	$6,909	$8,152
Land Use Right (50 year estimated useful life)	6,174	6,174
Technology (5 year estimated useful life)	2,340	2,340
Other—Patient List, Backlog and Non-Compete Agreements (1 to 4 year estimated useful lives)	820	1,419

	16,243	18,085
Less: Accumulated amortization	(8,453)	(9,289)

Net carrying value	$7,790	$8,796

                In the first quarter of 2013, in association with the closure of the Basel, Switzerland site, $1.8 million of fully amortized intangibles and the related amortization were written off, including $1.2 million of customer lists, $0.4 million of non-compete agreements and $0.2 million of backlog.

                Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $0.9 million, $2.1 million and $1.8 million, respectively. Amortization expense expected to be recorded for each of the next five years is as follows:

Year Ending December 31,
2014	$856
2015	$856
2016	$530
2017	$123
2018	$123

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

5.    Equity Investments

                In March 2013, Covance sold its entire investment in BioClinica, Inc. ("BIOC") for cash proceeds of $17.1 million. The cost basis in the investment was $1.4 million, resulting in a realized gain on the sale of approximately $15.7 million. The carrying value of Covance's investment in BIOC as of December 31, 2012 was $13.5 million, as determined based on quoted prices in an active market. The investment was reflected in other assets on the consolidated balance sheet. The $3.6 million increase in the carrying value prior to the date of sale resulted in a $2.8 million increase in the unrealized gain on investment, net of tax. The unrealized gain on the investment at December 31, 2012 was $12.1 million, or $7.4 million, net of tax, and was included within accumulated other comprehensive income on the consolidated balance sheet.

                On January 31, 2013, Covance terminated its long-standing inventory supply agreement with Noveprim Limited ("Noveprim") and surrendered its entire 47% minority equity position in Noveprim. During the fourth quarter of 2011, the investment was determined to have experienced an other-than-temporary impairment in value due to a decline in demand for the research products supplied by Noveprim. As a result, Covance recorded a $12.1 million impairment charge against the goodwill recognized upon the initial investment in Noveprim, to reduce the carrying value of the investment to its estimated fair value. Further, during the second quarter of 2012, the investment was determined to have experienced an additional impairment in value due to a further decline in demand for the research products supplied by Noveprim. As a result, Covance recorded a $7.4 million impairment charge to write off the remaining carrying value of the investment as of June 30, 2012, and suspended equity accounting for this investment as the carrying value was zero. The fair value in both of the above instances was measured with an income approach using internally developed estimates of future cash flows, which are Level 3 inputs under the fair value hierarchy. During the years ended December 31, 2012 and 2011, Covance recognized income of $17 thousand and $0.5 million, respectively, representing its share of Noveprim's earnings.

                In July 2012, Covance sold 100% of its investment in Caprion Proteomics ("Caprion"), a privately held company headquartered in Montreal, Canada, for cash proceeds of approximately $4.7 million and recognized a gain on the sale of approximately $1.5 million. In June 2013, Covance received an additional $0.7 million in contingent consideration in connection with the Caprion sale, upon the release of funds held in escrow, which was recorded as an additional gain on the sale.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

6.    Taxes on Income

                The components of income before taxes and the related provision for taxes on income for 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Income before taxes and equity investee earnings:
Domestic	$26,251	$29,445	$52,091
International	201,474	75,369	113,192

Total	$227,725	$104,814	$165,283

Federal income taxes (benefits):
Current provision	$10,781	$(7,298)	$13,265
Deferred provision	1,969	11,456	9,793
International income taxes (benefits):
Current provision	31,241	23,835	24,420
Deferred provision	1,615	(20,436)	(16,921)
State and other income taxes:
Current provision	2,727	2,397	2,626
Deferred provision	185	145	391

Income tax provision	$48,518	$10,099	$33,574

                The differences between the provision for income taxes and income taxes computed using the Federal statutory income tax rate for 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Taxes at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	0.8	1.6	1.2
Impact of international operations	(15.6)	(20.5)	(17.0)
Previously unrecognized tax benefits	(1.1)	(10.1)	(0.3)
Other, net	2.2	3.6	1.4

Total	21.3%	9.6%	20.3%

                The effective tax rate for the year ended December 31, 2013, includes a benefit of $3.0 million relating to UK R&D tax credits during the first three months of 2013, whereas the effective tax rate for the year ended December 31, 2012 includes a benefit of $10.0 million. The decrease in the benefit results from the shift of UK R&D tax credits to above margin treatment, as reflected primarily within the impact of international operations line above.

                Previously unrecognized tax benefits consist primarily of tax benefits recorded in connection with the favorable resolution of income tax audits and tax benefits resulting from tax positions taken in returns filed in each respective year.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

6.    Taxes on Income (Continued)

                The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Current deferred taxes:
Current deferred tax assets:
Liabilities/expenses not currently deductible	$37,924	$39,450
Deferred equity compensation	7,045	7,175
Net operating losses and other tax credit carryforwards	7,036	—

Total current deferred tax assets	52,005	46,625

Current deferred tax liabilities:
Earnings not currently taxable	(462)	(1,722)

Net current deferred tax assets	$51,543	$44,903

Non-current deferred taxes:
Deferred tax assets:
Net operating losses	$20,395	$26,279
Deferred equity compensation	16,136	17,868
Liabilities/expenses not currently deductible	2,730	564

Total non-current deferred tax assets	39,261	44,711

Deferred tax liabilities:
Property and equipment	(64,131)	(61,950)
Earnings not currently taxable	(7,165)	(10,673)

Total non-current deferred tax liabilities	(71,296)	(72,623)

Net non-current deferred tax liabilities	$(32,035)	$(27,912)

                As of December 31, 2013, Covance has United States and foreign net operating loss carryforwards of $105.4 million. The foreign net operating loss carryforwards of $104.5 million have no expiration, while the United States net operating loss carryforwards of $0.9 million will expire in the year 2032. As of December 31, 2013, the Company also has United States foreign tax credit carryforwards of $2.1 million, of which approximately $0.8 million will expire in 2022 with the remaining $1.3 million expiring in 2023. It is expected that all net operating loss and foreign tax credit carryforwards will be realized, accordingly, no valuation allowance has been provided.

                Covance currently provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. Covance's historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. It is not practical to estimate the amount of additional tax that might be payable if such accumulated earnings were remitted. Additionally, if such accumulated earnings were remitted, certain countries impose withholding taxes that, subject to certain limitations, are available for use as a tax credit against any Federal income tax liability arising from such remittance. As a result, taxes have not been provided on accumulated foreign unremitted earnings totaling approximately $926 million at December 31, 2013.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

6.    Taxes on Income (Continued)

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

                As of December 31, 2013 and 2012, the balance of the reserve for unrecognized tax benefits was $9.0 million and $9.4 million, respectively, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet. Included in the balance of the reserve for unrecognized tax benefits at both December 31, 2013 and 2012 is accrued interest of $0.6 million. This reserve relates to exposures for income tax matters such as transfer pricing, nexus and deemed income. During the year ended December 31, 2013, the reserve for unrecognized tax benefits decreased by $0.4 million, as the release of reserves primarily associated with the settlement of income tax audits and the lapsing of the statute of limitations in various jurisdictions more than offset the accrual of additional reserves relating primarily to transfer pricing and the accrual of interest on existing reserves.

                Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest, for the years ended December 31, 2013, 2012 and 2011:

(dollars in millions)
Unrecognized tax benefits as of December 31, 2010	$14.0
Additions related to tax positions in the current year	3.0
Reductions due to settlements and payments	(1.9)
Reductions due to statute expiration	(0.3)

Unrecognized tax benefits as of December 31, 2011	14.8
Additions related to tax positions in the current year	2.2
Reductions due to settlements and payments	(7.9)
Reductions due to statute expiration	(0.3)

Unrecognized tax benefits as of December 31, 2012	8.8
Additions related to tax positions in the current year	2.0
Reductions due to settlements and payments	(1.3)
Reductions due to statute expiration	(1.1)

Unrecognized tax benefits as of December 31, 2013	$8.4

                Any future changes in the liability for unrecognized tax benefits, resulting from the recognition of tax benefits, would impact the effective tax rate. Over the next twelve months, it is reasonably possible that the uncertainty surrounding up to $0.3 million, including accrued interest, of the reserve for unrecognized tax benefits related to transfer pricing will be resolved as a result of the expiration of the statute of limitations or the conclusion of various federal, state and foreign tax audits.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

6.    Taxes on Income (Continued)

                The following tax years remain open to investigation as of December 31, 2013, for the Company's major jurisdictions:

Tax Jurisdiction	Years
U.S. Federal and State	2007-2013
United Kingdom	2011-2013
Switzerland	2008-2013
Germany	2011-2013

7.    Long-Term Debt and Credit Facilities

    Long-Term Debt

                On November 15, 2013, Covance entered into a private placement of senior notes ("Senior Notes") in an aggregate principal amount of $250 million pursuant to a Note Purchase Agreement (the "Note Purchase Agreement") dated October 2, 2013. The Senior Notes were issued in four series and are reflected in long-term debt on the consolidated balance sheet as of December 31, 2013:

(dollars in millions)
3.25% Senior Notes, Series 2013A due November 15, 2018	$15
3.90% Senior Notes, Series 2013B due November 15, 2020	50
4.50% Senior Notes, Series 2013C due November 15, 2023	90
4.65% Senior Notes, Series 2013D due November 15, 2025	95

Total long-term debt outstanding	$250

                Interest on the Senior Notes is payable semiannually on May 15th and November 15th of each year. The Senior Notes rank equally with all outstanding indebtedness. Costs associated with the Note Purchase Agreement, which consisted primarily of bank and legal fees totaling $0.9 million, are being amortized ratably over the terms of the Senior Notes. The proceeds were used to pay down existing indebtedness.

                The Note Purchase Agreement contains various financial and other covenants and is guaranteed by certain of Covance's domestic subsidiaries and secured by a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. At December 31, 2013, Covance was in compliance with the terms of the Note Purchase Agreement.

    Credit Facilities

                On March 7, 2012, Covance amended its credit facility, which was not due to expire until October 2015, in order to, in part, provide sufficient liquidity to finance purchases under its 2012 authorized share repurchase program ("2012 Repurchase Program"). The amended credit agreement (the "Credit Agreement") provides for a revolving credit facility of up to $500 million. At December 31, 2013, there were no outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement. The proceeds from the issuance of the Senior Notes were used to pay down outstanding indebtedness under the Credit Agreement. At December 31, 2012, there were $320.0 million of outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement. Interest on all outstanding borrowings under the Credit

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

7.    Long-Term Debt and Credit Facilities (Continued)

Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points. Interest on all outstanding borrowings under the previous credit agreement was based upon the London Interbank Offered Rate plus a margin of 200 basis points. Interest on outstanding borrowings approximated 1.46% per annum during 2013 and 1.56% per annum during 2012. Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five-year term.

                The Company pays a commitment fee of 17.5 basis points on the undrawn balance of the revolving credit facility under the Credit Agreement, and had paid a commitment fee of 30 basis points on the undrawn balance of the revolving credit facility under the previous credit agreement. Commitment fees totaled approximately $0.3 million and $0.4 million during the years ended December 31, 2013 and 2012, respectively. The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance's domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance's foreign subsidiaries. At December 31, 2013, Covance was in compliance with the terms of the Credit Agreement.

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

                The components of net periodic pension cost for these plans for 2013, 2012 and 2011 are as follows:

	United Kingdom Plans			German Plan
	2013	2012	2011	2013	2012	2011
Components of Net Periodic Pension Cost:
Service cost	$3,511	$4,172	$4,296	$782	$670	$869
Interest cost	7,947	7,734	8,388	616	642	610
Expected return on plan assets	(10,119)	(10,319)	(10,569)	—	—	—
Amortization of net actuarial loss	622	1,172	1,344	230	—	116
Expected participant contributions	(1,650)	(1,838)	(1,871)	—	—	—

Net periodic pension cost	$311	$921	$1,588	$1,628	$1,312	$1,595

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.60%	4.60%	5.20%	3.50%	5.40%	4.60%
Expected rate of return on assets	5.30%	5.90%	6.50%	n/a	n/a	n/a
Salary increases	3.60%	4.00%	4.50%	2.00%	2.50%	2.50%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

8.    Employee Benefit Plans (Continued)

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

                The change in the projected benefit obligation and plan assets, the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2013 and 2012 is as follows:

	United Kingdom Plans		German Plan
	2013	2012	2013	2012
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$180,994	$167,711	$17,628	$12,810
Service cost	3,511	4,172	782	670
Interest cost	7,947	7,734	616	642
Actuarial loss (gain)	10,422	(2,389)	396	3,991
Curtailment gain	—	—	—	(657)
Benefits paid	(2,539)	(2,525)	(165)	(132)
Foreign currency exchange rate changes	2,297	6,291	628	304

Benefit obligation, end of year	$202,632	$180,994	$19,885	$17,628

Change in Fair Value of Assets:
Fair value of plan assets, beginning of year	$195,917	$170,413	$—	$—
Covance contributions	6,194	6,369	—	—
Employee contributions	1,650	1,838	—	—
Actual return on plan assets	7,188	13,125	—	—
Benefits paid	(2,539)	(2,525)	—	—
Foreign currency exchange rate changes	2,092	6,697	—	—

Fair value of plan assets, end of year	$210,502	$195,917	$—	$—

Funded status at end of year—over (under) funded	$7,870	$14,923	$(19,885)	$(17,628)

	United Kingdom Plans		German Plan
	2013	2012	2013	2012
Amounts recognized in the consolidated balance sheets:
Non-current assets	$7,870	$14,923	$—	$—
Current liabilities	—	—	(234)	(204)
Non-current liabilities	—	—	(19,651)	(17,424)

Total	$7,870	$14,923	$(19,885)	$(17,628)

                Covance contributed $6.2 million in 2013 and $6.4 million in 2012 to its United Kingdom plans and expects to contribute $9.1 million in 2014. No contributions were made during 2013 or 2012 to the German plan, nor are any contributions expected to be made to the German plan in 2014, since that plan is unfunded.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

8.    Employee Benefit Plans (Continued)

                The change in projected benefit obligation of the German pension plan for the year ended December 31, 2012 includes a curtailment gain of $0.7 million due to a reduction in plan participants resulting from cost reduction actions taken at the Company's Muenster, Germany toxicology facility.

                The accumulated benefit obligation for the United Kingdom pension plans was $172.9 million and $156.4 million at December 31, 2013 and 2012, respectively. The accumulated benefit obligation for the German plan was $17.3 million and $15.2 million at December 31, 2013 and 2012, respectively.

                The amounts recognized in accumulated other comprehensive income as of December 31, 2013 and 2012 are as follows:

	United Kingdom Plans		German Plan
	2013	2012	2013	2012
Net actuarial loss	$47,039	$33,039	$5,311	$5,146
Less: Tax benefit (deferred tax asset)	(11,810)	(8,780)	(1,634)	(1,583)

Accumulated other comprehensive income impact	$35,229	$24,259	$3,677	$3,563

Assumptions Used to Determine Benefit Obligations:
Discount rate	4.60%	4.60%	3.50%	3.50%
Salary increases	4.00%	3.60%	2.00%	2.00%

                The net actuarial loss for the United Kingdom and German pension plans required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2014 is expected to be $1.4 million and $0.2 million, respectively.

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

Equity securities	45%–55%
Debt securities	15%–25%
Annuities	15%–25%
Real estate	5%–10%
Other	0%–10%

                The weighted average asset allocation of the United Kingdom pension plans as of December 31, 2013 and 2012 by asset category is as follows:

	2013	2012
Equity securities	51%	46%
Debt securities	22%	46%
Annuities	16%	—
Real estate	6%	5%
Other	5%	3%

Total	100%	100%

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

8.    Employee Benefit Plans (Continued)

                Investments are made in pooled investment funds. Pooled investment fund managers are regulated by the Financial Services Authority in the United Kingdom and operate under terms which contain restrictions on the way in which the portfolios are managed and require the managers to ensure that suitable internal operating procedures are in place. The trustees have set performance objectives for each fund manager and routinely monitor and assess the managers' performance against such objectives. Annuities represent annuity buy-in insurance policies purchased by the plan trustees from large, financially sound insurers. The cash flows from the annuities are intended to match the plan's obligations to specific groups of participants, typically those participants currently receiving benefits.

                The fair value of the Company's United Kingdom pension plans' assets as of December 31, 2013, by asset category, are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$177	$177	$—	$—
Mutual funds(a)	176,175	—	176,175	—
Annuities(b)	34,150	—	—	34,150

Total	$210,502	$177	$176,175	$34,150

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

  (b)
  Annuities represent annuity buy-in insurance policies, whereby the insurer pays the pension payments for the lifetime of the members covered. The annuities are assets of the plan and payments from the insurer are made to the plans' trustees, who than use those proceeds to pay the pensioners. The cash flows from the annuities are intended to effectively match the payments to the pensioners covered by the policy. As such, these assets are valued actuarially based upon the value of the liabilities with which they are associated. As the valuation of these assets is judgmental, and there are no observable inputs associated with the valuation, these assets are classified as Level 3 in the fair value hierarchy.

                Expected future benefit payments are as follows:

Year Ending December 31,	United Kingdom Plans	German Plan
2014	$3,485	$234
2015	$4,028	$253
2016	$3,685	$276
2017	$4,300	$296
2018	$4,973	$329
2019-2023	$34,152	$2,253

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

8.    Employee Benefit Plans (Continued)

                The components of net periodic pension cost for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Components of Net Periodic Pension Cost:
Service cost	$1,507	$1,478	$1,282
Interest cost	724	776	695
Amortization of prior service credit	(119)	(119)	(119)
Amortization of net actuarial loss	567	270	296

Net periodic pension cost	$2,679	$2,405	$2,154

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	3.20%	4.30%	4.40%
Salary increases	3.25%	3.75%	4.00%

                The change in the projected benefit obligation, the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2013 and 2012 is as follows:

	2013	2012
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$21,115	$16,572
Service cost	1,507	1,478
Interest cost	724	776
Actuarial loss	456	2,289

Benefit obligation, end of year	$23,802	$21,115

Funded status at end of year—under funded	$(23,802)	$(21,115)

	2013	2012
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(3,852)	$(2,486)
Non-current liabilities	(19,950)	(18,629)

Total	$(23,802)	$(21,115)

                The accumulated benefit obligation as of December 31, 2013 and 2012 is $21.5 million and $18.8 million, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

8.    Employee Benefit Plans (Continued)

                The amounts recognized in accumulated other comprehensive income and not yet recognized as a component of net periodic pension cost as of December 31, 2013 and 2012 are as follows:

	2013	2012
Net actuarial loss	$6,032	$6,011
Prior service credit	(570)	(689)
Less: Tax benefit (deferred tax asset)	(1,912)	(1,879)

Accumulated other comprehensive income impact	$3,550	$3,443

                The net actuarial loss and prior service credit required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2014 are estimated to be $0.6 million and ($0.1) million, respectively.

	2013	2012
Assumptions Used to Determine Benefit Obligation:
Discount rate	3.90%	3.20%
Salary increases	3.25%	3.25%

                Expected future benefit payments are as follows:

Year Ending December 31,
2014	$3,852
2015	$131
2016	$10,497
2017	$1,261
2018	$845
2019-2023	$11,022

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

8.    Employee Benefit Plans (Continued)

                The components of net periodic post-retirement benefit cost for 2013, 2012 and 2011 are as follows:

	2013		2012	2011
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$53		$69	$96
Interest cost	231		290	306
Amortization of net actuarial loss	—		40	133

Net periodic post-retirement benefit cost	$284		$399	$535

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	3.60%		4.60%	4.70%
Health care cost trend rate	7.50%	(a)	8.00%	8.50%

  (a)
  decreasing to ultimate trend of 5.00% in 2018

                The change in the projected post-retirement benefit obligation, the funded status of the plan and the reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 31, 2013 and 2012 is as follows:

	2013	2012
Change in Projected Benefit Obligation:
Benefit obligation, beginning of year	$6,817	$6,540
Service cost	53	69
Interest cost	231	290
Participant contributions	815	774
Actuarial gain	(825)	(114)
Benefits paid	(1,162)	(912)
Federal subsidy on benefits paid	57	170

Benefit obligation, end of year	$5,986	$6,817

Funded status at end of year—under funded	$(5,986)	$(6,817)

	2013	2012
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(579)	$(607)
Non-current liabilities	(5,407)	(6,210)

Total	$(5,986)	$(6,817)

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

8.    Employee Benefit Plans (Continued)

                The amounts recognized in accumulated other comprehensive income as of December 31, 2013 and 2012 are as follows:

	2013	2012
Net actuarial (gain) loss	$(147)	$678
Less: Deferred tax expense (benefit)	52	(239)

Accumulated other comprehensive income impact	$(95)	$439

                There is no net actuarial loss required to be amortized from accumulated other comprehensive income into net periodic post-retirement benefit cost in 2014.

	2013		2012
Assumptions Used to Determine Benefit Obligation:
Discount rate	4.40%		3.60%
Health care cost trend rate	7.00%	(a)	7.50%

  (a)
  decreasing to ultimate trend of 5.00% in 2017.

                A one-percentage-point increase or decrease in the assumed health care cost trend rate would not impact the net service and interest cost components of the net periodic post-retirement benefit cost or the post-retirement benefit obligation since future increases in plan costs are paid by participant contributions. Covance expects to contribute $0.6 million to the post-employment retiree health and welfare plan in 2014.

                Expected future gross benefit payments, Federal subsidies and net benefit payments are as follows:

Year Ending December 31,	Gross Benefit Payments	Federal Subsidies	Net Benefit Payments
2014	$1,462	$(115)	$1,347
2015	$1,623	$—	$1,623
2016	$1,638	$—	$1,638
2017	$1,666	$—	$1,666
2018	$1,629	$—	$1,629
2019-2023	$7,406	$—	$7,406

    Defined Contribution Plans

                U.S. employees are eligible to participate in Covance's 401(k) plan, while employees in international locations are eligible to participate in either defined benefit or defined contribution plans, depending on the plan offered at their location. Aggregate Covance contributions to its various defined contribution plans totaled $38.7 million, $33.7 million and $30.2 million for 2013, 2012 and 2011, respectively.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

9.    Stockholders' Equity

    Preferred Stock

                Covance is authorized to issue up to 10.0 million shares of Series Preferred Stock, par value $1.00 per share (the "Covance Series Preferred Stock"). The Covance Board of Directors has the authority to issue such shares from time to time, without stockholder approval, and to determine the designations, preferences, rights, including voting rights, and restrictions of such shares, subject to the Delaware General Corporate Laws. Pursuant to this authority, the Covance Board of Directors has designated 1.0 million shares of the Covance Series Preferred Stock as Covance Series A Preferred Stock. No other class of Covance Series Preferred Stock has been designated by the Board. As of December 31, 2013, no Covance Series Preferred Stock has been issued or is outstanding.

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

    Treasury Stock

                The Board of Directors has, from time to time, approved stock repurchase programs enabling Covance to repurchase shares of its common stock. In December 2013, the Covance Board of Directors authorized the repurchase of up to $100 million of the Company's outstanding common stock (the "2013 Repurchase Program"). As of December 31, 2013, no shares have been repurchased under the 2013 Repurchase Program. In January 2012, the Covance Board of Directors authorized the repurchase of up to $300 million of the Company's outstanding common stock (the "2012 Repurchase Program"). This was in addition to 0.8 million shares remaining under a 3.0 million share buyback authorization approved by the Covance Board of Directors in 2007 (the "2007 Repurchase Program"). The 2012 and the 2007 repurchase programs were completed as of December 31, 2013. In addition to the Board approved share repurchase programs, Covance also reacquires shares of its common stock when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.

                The following table sets forth the treasury stock activity during 2013, 2012 and 2011:

	2013		2012		2011
(amounts in thousands)	$	# shares	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$20,125	263.7	$314,787	6,654.0	$—	—
Employee benefit plans	13,693	186.3	8,986	207.5	8,810	158.4

Total	$33,818	450.0	$323,773	6,861.5	$8,810	158.4

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

9.    Stockholders' Equity (Continued)

    Stock-Based Compensation Plans

                In May 2013, Covance's shareholders approved the 2013 Employee Equity Participation Plan (the "2013 EEPP") in replacement of the 2010 Employee Equity Participation Plan (the "2010 EEPP"). Effective upon approval of the 2013 EEPP, no further grants or awards were permitted under the 2010 EEPP. Shares remaining available for grant under the 2010 EEPP are available for grant under the 2013 EEPP. The 2013 EEPP became effective on May 7, 2013 and will expire on May 6, 2023. The 2013 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the "Compensation Committee"), or such committee as is appointed by the Covance Board of Directors, to administer the 2013 EEPP and to grant awards to employees of Covance. The 2013 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Shares granted, other than options or SARs, shall be counted against the shares available for grant based upon the ratio of 2.09 for every one share granted. The exercise period for stock options granted under the 2013 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2013 EEPP is determined by the Compensation Committee at the time of grant. Beginning in 2012, options and restricted stock awards are generally granted with a pro rata four year vesting period, whereas previously, they were generally granted with a pro rata three year vesting period. Performance-based restricted stock awards generally vest over a three year period. The number of shares of Covance common stock initially available for grant under the 2013 EEPP totaled 2.8 million plus approximately 0.8 million shares remaining available under the 2010 EEPP at the time the 2013 EEPP was approved. All grants and awards under the 2010 EEPP remaining outstanding are administered in accordance with the provisions of the 2010 EEPP out of shares issuable under the 2013 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights under the 2010 EEPP or the 2013 EEPP. At December 31, 2013 there were approximately 3.6 million shares remaining available for grants under the 2013 EEPP.

                The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period of the related awards based upon the grant-date fair value of awards expected to vest. Results of operations for the year ended December 31, 2013 include $41.5 million ($28.5 million net of tax benefit of $13.0 million) of total stock-based compensation expense, $18.2 million of which has been included in cost of revenue and $23.3 million of which has been included in selling, general and administrative expenses. Results of operations for the year ended December 31, 2012 include $40.8 million ($27.9 million net of tax benefit of $12.9 million) of total stock-based compensation expense, $20.8 million of which has been included in cost of revenue and $20.0 million of which has been included in selling, general and administrative expenses. Results of operations for the year ended December 31, 2011 include $40.1 million ($27.4 million net of tax benefit of $12.7 million) of total stock-based compensation expense, $20.0 million of which has been included in cost of revenue and $20.1 million of which has been included in selling, general and administrative expenses.

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

9.    Stockholders' Equity (Continued)

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

                The following table sets forth the weighted average assumptions used to calculate the fair value of options granted for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected stock price volatility	36%	38%	37%
Range of risk free interest rates	0.09% - 2.03%	0.03% - 2.01%	0.10% - 3.62%
Expected life of options (years)	5.4	5.2	4.8

                The following table sets forth Covance's stock option activity as of and for the year ended December 31, 2013:

	Number of Shares (in thousands)	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Options outstanding, December 31, 2012	4,338.9	$51.77
Granted	514.2	$69.14
Exercised	(1,353.3)	$48.13
Forfeited	(135.8)	$52.63

Options outstanding, December 31, 2013	3,364.0	$55.86	6.5 years	$108.4

Vested & unvested expected to vest, December 31, 2013	3,246.8	$55.68	6.4 years	$105.2
Exercisable at December 31, 2013	1,899.3	$54.93	5.1 years	$63.0

                The weighted average grant-date fair value per share of options granted during 2013, 2012 and 2011 was $23.19, $16.47 and $19.87, respectively. As of December 31, 2013, the total unrecognized compensation cost related to non-vested stock options granted was $17.2 million and is expected to be recognized over a weighted average period of 2.5 years.

                The following table sets forth the aggregate intrinsic value of options exercised and the aggregate grant-date fair value of shares which vested during 2013, 2012 and 2011:

	2013	2012	2011
(in millions)
Aggregate intrinsic value of options exercised	$39.3	$7.6	$5.0
Aggregate grant-date fair value of shares vested	$14.1	$14.3	$9.9

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

9.    Stockholders' Equity (Continued)

                Cash proceeds from stock options exercised during the years ended December 31, 2013, 2012 and 2011 totaled $65.1 million, $12.7 million and $6.8 million, respectively. The cash flows resulting from tax benefits realized on tax deductions in excess of the compensation expense recognized for stock options exercised in the period are classified as a financing cash flow. The excess tax benefit classified as a financing cash inflow during the years ended December 31, 2013, 2012 and 2011 was $6.1 million, $1.1 million and $0.9 million, respectively. The actual tax benefit realized on stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $6.1 million, $1.7 million and $1.7 million, respectively. The difference between the actual tax benefit received and the excess tax benefit for the years ended December 31, 2012 and 2011, of $0.6 million and $0.8 million, respectively, is classified as an operating cash inflow.

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

                The following table sets forth Covance's performance-based shares and restricted stock activity as of and for the year ended December 31, 2013:

	Performance-based Shares		Restricted Stock
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	264.0	$54.45	889.9	$51.61
Granted	199.6	$61.30	520.5	$69.38
Vested	(77.9)	$57.42	(386.4)	$53.51
Forfeited	(10.0)	$51.60	(80.9)	$56.72

Non-vested at December 31, 2013	375.7	$57.55	943.1	$60.20

                The blended weighted average grant-date fair value of performance-based shares and restricted stock awards granted during the year ended December 31, 2013, 2012 and 2011 was $67.14, $48.50 and $57.96, respectively. As of December 31, 2013, the total unrecognized compensation cost related to non-vested performance-based shares and restricted stock awards was $51.6 million. This cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of performance-based shares and restricted stock which vested during 2013, 2012 and 2011 was $25.2 million, $25.8 million and $22.2 million, respectively.

10.    Commitments and Contingencies

                Minimum annual rental commitments under non-cancelable operating leases, primarily for offices and laboratory facilities, in effect at December 31, 2013 are as follows:

Year Ending December 31,
2014	$37,558
2015	$32,875
2016	$25,766
2017	$20,551
2018	$19,236
2019 and beyond	$92,704

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

10.    Commitments and Contingencies (Continued)

                Operating lease rental expense aggregated $36.7 million, $38.6 million and $35.1 million for 2013, 2012 and 2011, respectively.

                Covance is party to lawsuits and administrative proceedings incidental to the normal course of its business. Covance does not believe that any liabilities related to such lawsuits or proceedings will have a material effect on its financial condition, results of operations or cash flows.

11.    Facility Consolidation and Other Cost Reduction Actions

    2012 and 2013 Actions

                During 2012, Covance commenced a series of actions to better align capacity to preclinical market demand and reduce overhead in its early development segment, as well as to improve future profitability by streamlining its overall cost structure, including its corporate and functional support infrastructure and consolidating facilities in connection with the rationalization of its data centers. These actions included the closure of the Company's toxicology facility in Chandler, Arizona, its clinical pharmacology facilities in Honolulu, Hawaii and Basel, Switzerland, as well as a capacity and workforce reduction in Muenster, Germany. These restructuring actions are expected to be completed in 2014.

                The following table sets forth the costs associated with the restructuring component of costs incurred in connection with these actions during the years ended December 31, 2013 and 2012:

Description	2013	2012
Employee separation costs	$5,105	$22,845
Lease and facility exit costs	713	3,922
Accelerated depreciation and amortization	1,497	3,470
Other costs	5,931	3,693

Total	$13,246	$33,930

                During the years ended December 31, 2013 and 2012, restructuring costs of $11.7 million and $30.4 million, respectively, have been included in selling, general and administrative expenses and $1.5 million and $3.5 million, respectively, have been included in depreciation and amortization.

                The following table sets forth the restructuring costs by segment incurred in connection with these actions during the years ended December 31, 2013 and 2012:

	2013	2012
Early Development	$5,431	$30,341
Late-Stage Development	4,049	1,272
Corporate expenses	3,766	2,317

Total	$13,246	$33,930

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

11.    Facility Consolidation and Other Cost Reduction Actions (Continued)

                Total costs for the 2012 and 2013 actions are expected to approximate $50 million, including $29 million in employee separation costs, $5 million in lease and facility exit costs, $5 million in accelerated depreciation and amortization and $11 million in other costs. Costs by segment are expected to total $37 million in our early development segment, $6 million in our late-stage development segment and $7 million in corporate expenses.

                Cumulative costs for the 2012 and 2013 actions through December 31, 2013 totaled $47.2 million, of which $42.2 million was included in selling, general and administrative expenses and $5.0 million was included in depreciation and amortization. Cumulative costs incurred by category for these actions through December 31, 2013 totaled $28.0 million in employee separation costs, $4.6 million in lease and facility exit costs, $5.0 million in accelerated depreciation and $9.6 million in other costs. Cumulative costs incurred by segment through December 31, 2013 totaled $35.8 million in our early development segment, $5.3 million in our late-stage development segment and $6.1 million in corporate expenses.

                The following table sets forth the rollforward of the 2012 and 2013 actions restructuring activity for the year ended December 31, 2013:

Description	Balance, Dec 31, 2012	Total Charges	Cash Payments	Other	Balance, Dec 31, 2013
Employee separation costs	$11,236	$5,105	$(14,066)	$29	$2,304
Lease and facility exit costs	3,733	713	(1,649)	(23)	2,774
Accelerated depreciation and amortization	—	1,497	—	(1,497)	—
Other costs	171	5,931	(5,953)	(7)	142

Total	$15,140	$13,246	$(21,668)	$(1,498)	$5,220

                Other costs include charges incurred in connection with transitioning services from sites being closed and legal and professional fees. Other activity in the reserve rollforward primarily reflects accelerated depreciation and amortization and foreign exchange impacts as a result of the change in exchange rates between periods.

                In addition to the above restructuring costs, during 2013, Covance incurred $8.7 million in costs associated with other cost reduction actions, primarily to consolidate certain corporate support functions, as well as property tax and depreciation expense on facilities that have been closed but not yet disposed of ($7.3 million of which has been included in selling, general and administrative expenses and $1.4 million of which has been included in depreciation and amortization). Costs incurred by segment during the year ended December 31, 2013 totaled $2.9 million in our early development segment, and $5.8 million in corporate expenses.

                During 2012, Covance recorded $21.2 million in charges to reflect the write-down of certain research product inventory, based on current and expected future demand, and for costs associated with the settlement of an inventory supply agreement. These costs have been included in cost of sales in the early development segment.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

11.    Facility Consolidation and Other Cost Reduction Actions (Continued)

    2010 and 2011 Actions

                During 2011, the Company completed actions to rationalize capacity, reduce the cost of overhead and support functions and streamline processes.

                The following table sets forth the costs incurred in connection with these restructuring activities during the year ended December 31, 2011:

Description	2011
Employee separation costs	$12,157
Lease and facility exit costs	2,010
Accelerated depreciation	1,777
Other costs	8,425

Total	$24,369

                During the year ended December 31, 2011, restructuring costs of $22.6 million have been included in selling, general and administrative expenses and $1.8 million have been included in depreciation and amortization. Costs incurred during the year ended December 31, 2011 totaled $11.4 million in our early development segment, $5.0 million in our late-stage development segment and $8.0 million in corporate expenses.

                Cumulative costs for the 2010 and 2011 actions through December 31, 2011 totaled $52.4 million, of which $47.7 million was included in selling, general and administrative expenses and $4.7 million was included in depreciation and amortization. Cumulative costs incurred by category for these actions through December 31, 2011 totaled $30.2 million in employee separation costs, $6.8 million in lease and facility exit costs, $4.6 million in accelerated depreciation and $10.8 million in other costs. Cumulative costs incurred by segment through December 31, 2011 totaled $25.5 million in our early development segment, $12.3 million in our late-stage development segment and $14.6 million in corporate expenses.

                The following table sets forth the rollforward of the 2010 and 2011 actions restructuring activity for the year ended December 31, 2013:

Description	Balance, Dec 31, 2012	Total Charges	Cash Payments	Other	Balance, Dec 31, 2013
Employee separation costs	$404	$—	$(196)	$(208)	$—
Lease and facility exit costs	907	—	(867)	(40)	—
Other costs	—	—	—	—	—

Total	$1,311	$—	$(1,063)	$(248)	$—

                Other activity in the reserve rollforward primarily reflects foreign exchange impacts as a result of the change in exchange rates between periods as well as final adjustments.

                In addition to the above noted costs, in the fourth quarter of 2011, due to a decline in demand for one of its research products, Covance terminated a long-standing inventory supply agreement and wrote-down inventory resulting in a charge of $10.3 million. These costs have been included in selling, general and administrative expenses in the early development segment.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

12.    Assets Held for Sale

                Covance records long-lived assets as held for sale when a plan to sell the asset has been initiated and all other held for sale criteria have been satisfied. Assets classified as held for sale are recorded in other current assets on the consolidated balance sheet at the lower of their carrying value or fair value less cost to sell. It is the intention of Covance to complete the sale of each of these assets within the upcoming year.

                During the fourth quarter of 2013, Covance entered into negotiations to sell certain assets of its Genomics Laboratory located in Seattle, Washington, which is part of the early development segment. As a result, $4.4 million of property and equipment and $2.3 million of inventory were reclassified to assets held for sale as of December 31, 2013.

                During the first quarter of 2013, Covance completed the closure of its clinical pharmacology site in Basel, Switzerland, which is part of the early development segment, and initiated actions to sell that property. As a result, the $8.3 million carrying value of the property was reclassified from property and equipment to assets held for sale as of March 31, 2013. During the fourth quarter of 2013, Covance recorded an impairment charge of $2.3 million to reduce the carrying value of the Basel property to its estimated fair market value less cost to sell as of December 31, 2013.

                In the fourth quarter of 2011, Covance completed the wind-down and transition of services at its toxicology facility in Vienna, Virginia, which is part of the early development segment, and initiated actions to sell that property. As a result, the related carrying value of $27.0 million was reclassified from property and equipment to assets held for sale.

13.    Segment Information

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

13.    Segment Information (Continued)

	Early Development		Late-Stage Development		Other Reconciling Items		Total
Total revenues from external customers:
2013	$870,478		$1,531,835		$192,817	(a)	$2,595,130
2012	$869,512		$1,311,109		$185,138	(a)	$2,365,759
2011	$930,564		$1,165,374		$140,508	(a)	$2,236,446
Depreciation and amortization:
2013	$65,344		$30,222		$32,351	(b)	$127,917
2012	$68,937		$25,676		$23,095	(b)	$117,708
2011	$67,596		$20,079		$17,539	(b)	$105,214
Operating income:
2013	$87,547	(g)	$338,532	(h)	$(208,745	)(c)	$217,334
2012	$4,002	(g)	$277,567	(h)	$(165,692	)(c)	$115,877
2011	$105,325	(g)	$226,300	(h)	$(150,996	)(c)	$180,629
Segment assets:
2013	$1,150,494	(i)	$1,109,411		$296,683	(d)	$2,556,588
2012	$1,127,265	(i)	$923,259		$237,818	(d)	$2,288,342
2011	$1,169,758	(i)	$707,024		$231,226	(d)	$2,108,008
Investment in equity method investees:
2013	$—		$—		$—		$—
2012	$—		$—		$—		$—
2011	$10,356	(e)	$—		$—		$10,356
Capital expenditures:
2013	$27,944		$74,837		$59,389	(f)	$162,170
2012	$45,442		$51,573		$54,664	(f)	$151,679
2011	$65,165		$38,803		$30,665	(f)	$134,633

  (a)
  Represents revenues associated with reimbursable out-of-pocket expenses.

  (b)
  Represents depreciation and amortization on corporate fixed assets.

  (c)
  Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense). Corporate expenses include charges associated with restructuring and cost reduction actions of $9,601, $2,317 and $7,968 in 2013, 2012 and 2011, respectively.

  (d)
  Represents corporate assets.

  (e)
  Represents equity investment in Noveprim Limited and reflects impact of impairment charge of $7,373 and $12,119 in 2012 and 2011, respectively.

  (f)
  Represents corporate capital expenditures.

  (g)
  Early development operating income includes restructuring and cost reduction actions of $8,300 and asset impairment charges of $4,877 in 2013, restructuring costs of $30,341, an inventory write-down and costs associated with the settlement of an inventory supply agreement totaling $21,168 and a goodwill impairment charge of $17,959 in 2012 and restructuring costs of $11,411 and costs associated with the termination of an inventory supply agreement and related inventory write-down totaling $10,287 in 2011.

  (h)
  Late-Stage development operating income includes restructuring costs of $4,049, $1,272 and $4,990 in 2013, 2012 and 2011, respectively.

  (i)
  Early development assets were impacted by asset impairment charges of $4,877 in 2013, an inventory write-down of $16,404, a goodwill impairment charge of $17,959, an impairment of an equity investment of $7,373 and the sale of an investment of $3,223 in 2012, an inventory write-down of $8,349 and an impairment of an equity investment of $12,119 in 2011.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

13.    Segment Information (Continued)

    Enterprise-Wide Disclosures

                Net revenues from external customers for each significant service area for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Preclinical Laboratory Services	Central (Clinical) Laboratory Services	Phase I-IV Clinical Development Services	All Other Services	Total
2013	$568,284	$775,405	$852,791	$205,833	$2,402,313
2012	$573,235	$640,903	$744,987	$221,496	$2,180,621
2011	$628,679	$601,208	$617,144	$248,907	$2,095,938

                Net revenues from external customers and long-lived assets for each significant geographic location for the years ended December 31, 2013, 2012 and 2011 are as follows:

	United States	United Kingdom	Switzerland	Other	Total
Net revenues from external customers(1)
2013	$1,164,717	$249,306	$391,673	$596,617	$2,402,313
2012	$1,116,763	$246,701	$317,717	$499,440	$2,180,621
2011	$1,099,430	$248,961	$304,673	$442,874	$2,095,938
Long-lived assets(2)
2013	$630,749	$110,411	$84,921	$87,531	$913,612
2012	$615,328	$113,378	$79,010	$83,603	$891,319
2011	$591,179	$108,145	$76,270	$73,957	$849,551

  (1)
  Net revenues are attributable to geographic locations based on the physical location where the services are performed.

  (2)
  Long-lived assets represents the net book value of property and equipment.

                In 2013, Covance had one customer that accounted for 10.6% and another customer that accounted for 10.0% of consolidated net revenues. Covance had one customer that accounted for 10.1% of consolidated net revenues in 2012 while there were no customers accounting for 10% or more of consolidated net revenues in 2011.

14.    Quarterly Results (Unaudited)

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

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

14.    Quarterly Results (Unaudited) (Continued)

                The following table presents unaudited quarterly operating results of Covance for each of the eight most recent fiscal quarters during the period ended December 31, 2013. In the opinion of Covance, the information in the table below has been prepared on the same basis as the audited consolidated financial statements and reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for those periods. Operating results for any quarter are not necessarily indicative of the results that may be reported in any future period.

	Quarter Ended
	Dec. 31, 2013		Sep. 30, 2013		June 30, 2013		Mar. 31, 2013		Dec. 31, 2012		Sep. 30, 2012		June 30, 2012		Mar. 31, 2012
	(Dollars in thousands, except per share data)
Net revenues	$623,094		$606,722		$592,298		$580,199		$562,180		$544,818		$542,782		$530,841
Reimbursable out-of-pocket expenses	46,675		40,328		51,678		54,136		46,964		52,844		42,263		43,067

Total revenues	669,769		647,050		643,976		634,335		609,144		597,662		585,045		573,908

Costs and expenses:
Cost of revenue	436,857		424,857		419,115		411,344		395,841		389,724		408,198		376,460
Reimbursable out-of-pocket expenses	46,675		40,328		51,678		54,136		46,964		52,844		42,263		43,067
Selling, general and administrative	93,564		87,052		90,177		89,219		92,823		94,401		90,601		81,029
Depreciation and amortization	32,845		32,191		31,496		31,385		30,423		30,102		29,953		27,230
Impairment charges	4,877		—		—		—		—		—		17,959		—

Total	614,818	(a)	584,428	(b)	592,466	(c)	586,084	(e)	566,051	(g)	567,071	(h)	588,974	(k)	527,786

Income (loss) from operations	54,951	(a)	62,622	(b)	51,510	(c)	48,251	(e)	43,093	(g)	30,591	(h)	(3,929	)(k)	46,122
Other expense (income), net	1,464		1,641		991	(d)	(14,487	)(f)	1,326		(258	)(i)	9,274	(l)	721

Income (loss) before taxes and equity investee earnings	53,487	(a)	60,981	(b)	50,519	(c),(d)	62,738	(e),(f)	41,767	(g)	30,849	(h),(i)	(13,203	)(k),(l)	45,401
Tax expense (benefit)(m)	7,641		16,780		9,525		14,572		7,870		(6,971	)(j)	(607)		9,807
Equity investee earnings (loss)	—		—		—		—		—		—		(81)		98

Net income (loss)	$45,846	(a)	$44,201	(b)	$40,994	(c),(d)	$48,166	(e),(f)	$33,897	(g)	$37,820	(h),(i),(j)	$(12,677	)(k),(l)	$35,692

Basic earnings (loss) per share	$0.83		$0.81		$0.75		$0.89		$0.63		$0.70		$(0.23)		$0.62
Diluted earnings (loss) per share	$0.80	(a)	$0.78	(b)	$0.72	(c),(d)	$0.86	(e),(f)	$0.61	(g)	$0.69	(h),(i),(j)	$(0.23	)(k),(l)	$0.60

  (a)
  Includes restructuring and other cost reduction actions of $4,874 ($3,224 net of tax or $0.06 per diluted share), asset impairment charges of $4,877 ($3,568 net of tax or $0.06 per diluted share) and favorable income tax items totaling $3,035 (or $0.05 per diluted share).

  (b)
  Includes restructuring and other cost reduction actions of $4,893 ($3,063 net of tax or $0.05 per diluted share).

  (c)
  Includes restructuring and other cost reduction actions of $6,013 ($3,942 net of tax or $0.07 per diluted share).

  (d)
  Includes $707 gain on sale of investment ($460 net of tax or $0.01 per diluted share).

  (e)
  Includes restructuring costs of $6,170 ($4,347 net of tax or $0.08 per diluted share).

  (f)
  Includes $15,693 gain on sale of investment ($10,194 net of tax or $0.18 per diluted share).

  (g)
  Includes restructuring costs of ($10,191) and favorable inventory adjustment of $3,613 totaling $6,578 ($4,466 net of tax or $0.08 per diluted share).

  (h)
  Includes restructuring costs ($14,072) and costs associated with the settlement of an inventory supply agreement ($4,000) totaling $18,072 ($12,403 net of tax or $0.22 per diluted share).

  (i)
  Includes $1,459 gain on sale of investment ($945 net of tax or $0.02 per diluted share).

  (j)
  Includes favorable income tax items totaling $11,501 (or $0.21 per diluted share).

  (k)
  Includes restructuring costs ($9,667), inventory write-down ($20,781) and goodwill impairment charges ($17,959) totaling $48,407 ($38,880 net of tax or $0.72 per diluted share).

  (l)
  Includes impairment of equity investment totaling $7,373 ($7,373 net of tax or $0.14 per diluted share).

  (m)
  Includes the tax effect of the items listed in footnotes (a) through (l), as applicable.

COVANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, unless otherwise indicated)

15.    Subsequent Events

                On January 31, 2014, Covance completed the sale of certain assets of its Genomics Laboratory located in Seattle, Washington. The net assets sold were classified as held for sale with a net carrying value of approximately $6.7 million at December 31, 2013. Covance expects to record a small gain on this sale, net of allocated goodwill and deal related costs.

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

                (b)           Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. See Management's Report on Consolidated Financial Statements and Internal Control, which is included herein.

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

                (d)           Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

                None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

                The information required by this item for executive officers is set forth under the heading "Executive Officers" in Part I, Item 1 of this report.

Directors

                Robert Barchi, M.D., Ph.D., 67, has been President of Rutgers University since September 2012. Prior to that, Dr. Barchi was President of Thomas Jefferson University commencing in September 2004. Prior to that, Dr. Barchi was Provost of the University of Pennsylvania since 1999. Previously, he served as Chair of the University of Pennsylvania's Department of Neurology and as founding Chair of the University's Department of Neuroscience. Dr. Barchi was also Director of the Mahoney Institute of Neurological Sciences for more than 12 years and was the Director of the Dana Fellowship Program in Neuroscience and Director of the Clinical Neuroscience Track. He was the founder and President of Penn Neurocare, a regional specialty network. Dr. Barchi has been a member of the Covance Board since October 2003.

                Gary E. Costley, Ph.D., 70, is a co-founder and managing director of C&G Capital and Management, LLC, which provides capital and management to health, medical and nutritional products and services companies. He was Chairman and Chief Executive Officer of International Multifoods Corporation, a manufacturer and marketer of branded consumer food and food service products from November 2001 until June 2004, and Chairman, President and Chief Executive Officer from 1997 through 2001. Dr. Costley is also a Director of The Principal Financial Group, a global financial institution, Tiffany & Co., a jewelry company, and Prestige Brand Holdings, Inc., a consumer products company. Dr. Costley has been a member of the Covance Board since September 2007.

                Sandra L. Helton, 64, was Executive Vice President and Chief Financial Officer of Telephone & Data Systems, Inc., a telecommunications service company, ("TDS") from October 2000 through December 2006. She joined TDS as Executive Vice President—Finance and Chief Financial Officer in August 1998. Prior to joining TDS, Ms. Helton was the Vice President and Corporate Controller of Compaq Computer Corporation between 1997 and 1998. Prior to that time, Ms. Helton was employed by Corning Incorporated. At Corning, Ms. Helton was Senior Vice President and Treasurer between 1994 and 1997 and was Vice President and Treasurer between 1991 and 1994. Ms. Helton is also a Director of The Principal Financial Group, a global financial institution, and of Lexmark International, Inc., a provider of printing and imaging products, software and solutions. Ms. Helton was a Director of TDS and US Cellular Corporation through December 31, 2006. Ms. Helton has been a member of the Covance Board since September 2003.

                Joseph L. Herring, 58, has been Covance's Chief Executive Officer since January 2005, and Chairman since January 2006. Mr. Herring was President and Chief Operating Officer from November 2001 to December 2004, and was Covance's Corporate Senior Vice President and President—Early Development Services from October 1999 to November 2001. From September 1996 to September 1999, Mr. Herring was Corporate Vice President and General Manager of Covance Laboratories North America. Prior to joining Covance, Mr. Herring spent 18 years at the American Hospital Supply/Baxter International/Caremark International family of healthcare service companies where he held a variety of senior leadership positions, culminating in the position of Vice President and General Manager of its oncology business. Mr. Herring is a director of Team Health Holdings Inc., a provider of outsourced physician staffing solutions. Mr. Herring has been a member of the Covance Board since 2004.

                John McCartney, 61, has been Chairman of Huron Consulting Group Inc., a healthcare and educational consulting company since May 2010 and a director since October 2004. Mr. McCartney served as Chairman of A.M. Castle & Co., a specialty metals and plastics distributor from May 2007 to May 2010 and remains on its Board of Directors. Mr. McCartney is a director of Westcon Group, Inc., a specialty distributor of networking and communications equipment since 1998 and was Chairman from March 2011 to September

2013. Mr. McCartney was the Vice-Chairman of Datatec Limited, a technology holding company, from 1998 to 2004, and currently serves on its Board of Directors. Mr. McCartney was formerly President and Chief Operating Officer of U.S. Robotics. Mr. McCartney also served on the Board of Federal Signal Corporation, an environmental, safety and transportation solutions company, until April 2010. Mr. McCartney has been a member of the Covance Board since May 2009.

                Joseph C. Scodari, 61, was Worldwide Chairman, Pharmaceuticals Group, of Johnson & Johnson, a diversified healthcare company, ("J&J") and a member of J&J's Executive Committee from March 2005 until March 2008. From 2003 to March 2005, Mr. Scodari was Company Group Chairman of J&J's Biopharmaceutical Business. Mr. Scodari joined J&J in 1999 as President and Chief Operating Officer of Centocor, Inc., when J&J acquired the company. Mr. Scodari was a Director of Actelion Pharmaceuticals, Ltd., a pharmaceuticals company, until May 2011. Mr. Scodari was a Director of EndoHealth Solutions, Inc., a diversified healthcare company through December 2013. Mr. Scodari has been a member of the Covance Board since May 2008.

                Bradley T. Sheares, 57, served as Chief Executive Officer of Reliant Pharmaceuticals, Inc., a pharmaceutical company with integrated sales, marketing and development expertise that marketed a portfolio of branded cardiovascular pharmaceutical products, from January 2007 through its acquisition by GlaxoSmithKline plc in December 2007. Prior to joining Reliant, Dr. Sheares served as President of U.S. Human Health, Merck & Co., Inc. from March 2001 until July 2006. Prior to that time, he served as Vice President, Hospital Marketing and Sales for Merck's U.S. Human Health business. Dr. Sheares joined Merck in 1987 as a research fellow in the Merck Research Laboratories and held a wide range of positions within Merck, in business development, sales, and marketing, before becoming Vice President in 1996. Dr. Sheares is also a Director of The Progressive Corporation, an insurance and related services company, Honeywell International, Inc., a diversified technology and manufacturing company, and Henry Schein, Inc., a healthcare products and services company. Dr. Sheares was a Director of IMS Health, a healthcare services company, until February 2010. Dr. Sheares has been a member of the Covance Board since February 2009.

                Information under the headings "Proposal 1—Election of Directors," "The Board of Directors and its Committees," "Committees of the Board," "Board Nomination Process" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with the 2014 Annual Meeting of Shareholders to be held May 6, 2014, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

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

Item 11.    Executive Compensation

                Information on Director and executive compensation is incorporated by reference to the headings "Director Compensation" and "Executive Compensation" in the Company's definitive Proxy Statement in connection with its 2014 Annual Meeting of Shareholders to be held on May 6, 2014, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.    Security Ownership by Certain Beneficial Owners and Management of Covance

                Information on security ownership by certain beneficial owners and management of Covance is incorporated by reference to the headings "Stock Ownership of Directors, Executive Officers and Certain Shareholders" in the Company's definitive Proxy Statement in connection with its 2014 Annual Meeting of Shareholders to be held on May 6, 2014, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2013 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                Covance maintains the Covance Inc. 2013 Employee Equity Participation Plan, the Covance Inc. 2002 Employee Stock Option Plan, the 2008 Stock Option Plan for Non-Employee Directors, the 1998 Stock Option Plan for Non-Employee Directors, the Non-Employee Directors Deferred Stock Plan, the Deferred Stock Unit Plan for Non-Employee Directors and the Restricted Unit Plan for Non-Employee Members of the Board of Directors, pursuant to which it has granted or may grant equity awards to eligible persons.

                The following table gives information about equity awards under Covance's above mentioned plans at December 31, 2013. The only plan mentioned above pursuant to which equity securities are authorized to be issued which has not received shareholder approval is the Covance Inc. 2002 Employee Stock Option Plan. For a description of the material features of these plans, please see Note 9 to the audited consolidated financial statements included elsewhere in this Annual Report.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,058,484	$56.75	3,647,121
Equity compensation plans not approved by security holders	305,529	$46.93	-0-
TOTAL	3,364,013	$55.86	3,647,121

Item 13.    Certain Relationships and Related Transactions

                Incorporated by reference to the heading "The Board of Directors and its Committees" in the Company's definitive Proxy Statement in connection with its 2014 Annual Meeting of Shareholders to be held on May 6, 2014, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.    Principal Accountant Fees and Services

                Incorporated by reference to the heading "Principal Accountant Fees and Services" in the Company's definitive Proxy Statement in connection with its 2014 Annual Meeting of Shareholders to be held on May 6, 2014, which Proxy Statement is intended to be filed not later than 120 days after December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1.	Financial Statements. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 35.
2.	Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.	Exhibits. The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in (b) below and in the accompanying Exhibit Index.

(b) Item 601 Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Form 8-K, filed with the SEC on February 24, 2014.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on December 16, 2008.
10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2012.
10.3	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.5	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.6	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.7	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.8	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.10	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.11	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.12	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.13	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.14	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.

Exhibit Number	Description
10.15	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.16	Agreement and Plan of Merger dated April 20, 2006 between Covance Clinical Research Unit Inc., TYD Inc., Radiant Research Inc., and James Stevenson and Christopher Grant, Jr. Incorporated by reference to Covance's Form 8-K dated April 26, 2006.
10.17	Amendment No.1 to the Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 16, 2006.
10.18	Amendment No.1 to the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated December 12, 2006.
10.19	Covance Inc. 2007 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 10-Q dated May 8, 2007.
10.20	Covance Inc. Management Deferral Plan. Incorporated by reference to Covance's Form 8-K dated October 1, 2007.
10.21	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
10.22	Covance Inc. 2008 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.23	Amended and Restated Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.24	Letter Agreement between Covance Inc. and Joseph Herring dated as of December 31, 2008. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.25	Form of Indemnification Agreement between Covance Inc. and each member of the Board of Directors dated as of February 19, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.26	Form of Executive Officer Indemnification Agreement. Incorporated by reference to Covance's Form 8-K dated April 24, 2009.
10.27	Covance Inc. 2010 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 8-K dated May 11, 2010.
10.28	Credit Agreement dated October 26, 2010 with PNC Bank National Association, as agent and the banks named therein. Incorporated by reference to Covance's Form 8-K dated October 26, 2010.
10.29	Accelerated Share Repurchase Agreement with JPMorgan Chase Bank, National Association, London Branch dated November 8, 2010. Incorporated by reference to Covance's Form 8-K dated November 8, 2010.
10.30	Letter Agreement Amendment between Covance Inc. and Joseph Herring dated as of December 31, 2010. Incorporated by reference to Covance's Form 8-K dated January 5, 2011.
10.31	Restricted Share Agreement between Covance Inc. and James W. Lovett dated February 17, 2011. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.32	Form of Performance-related Executive Officer Restricted Share Agreement. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.33	Amendment to Supplemental Executive Retirement Plan dated February 24, 2011. Incorporated by reference to Covance's Form 10-K dated February 28, 2011.
10.34	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 24, 2012.
10.35	Form of Amended and Restated Letter Agreement between Covance Inc. and each of its executive officers other than its Chief Executive Officer and Chief Accounting Officer (Richard Cimino, Alison Cornell, William Klitgaard, James Lovett, Deborah Keller and John Watson). Incorporated by reference to Covance's Form 8-K dated February 24, 2012.

Exhibit Number	Description
10.36	Form of Restricted Share Agreement between Covance Inc. and each of Richard Cimino, John Watson and Deborah Keller dated February 17, 2011. Incorporated by reference to Covance's Form 10-K dated February 28, 2012.
10.37	Second Amended and Restated Credit Agreement dated March 7, 2012 with PNC Bank, National Association, as agent, and the banks named therein. Incorporated by reference to Covance's Form 8-K dated March 13, 2012.
10.38	Non-Employee Directors Deferred Stock Plan. Incorporated by reference to Covance's Form 8-K dated May 14, 2012.
10.39	Form of Award Agreement under the Directors Deferred Stock Plan. Incorporated by reference to Covance's Form 8-K dated May 14, 2012.
10.40	Annual Bonus Plan. Incorporated by reference to Covance's Form 8-K dated June 22, 2012.
10.41	Restricted Stock Agreement between Covance Inc. and Alison A. Cornell dated February 19, 2013. Incorporated by reference to Covance's Form 8-K dated February 25, 2013.
10.42	Covance Inc. 2013 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 8-K dated May 13, 2013.
10.43	Covance Inc. Note Purchase Agreement dated October 2, 2013 between Covance Inc. and the purchasers named therein. Incorporated by reference to Covance's Form 8-K dated October 8, 2013.
10.44	Second Amendment dated October 2, 2013 to Second Amended and Restated Credit Agreement dated March 7, 2012 with PNC Bank, National Association, as agent, and the banks named therein. Incorporated by reference to Covance's Form 8-K dated October 8, 2013.
10.45	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 24, 2014.
10.46	Form of Executive Officer Performance Share Agreement. Incorporated by reference to Covance's Form 8-K dated February 24, 2014.
21	Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
101	The following financial information from Covance's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

(c) Financial Statement Schedules.

                None.

 SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Covance has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.
Dated: February 27, 2014	By:	/s/ Joseph L. Herring Joseph L. Herring Chairman of the Board and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Covance and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring Joseph L. Herring	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014
/s/ Alison A. Cornell Alison A. Cornell	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014
/s/ Brian H. Nutt Brian H. Nutt	Principal Accounting Officer (Principal Accounting Officer)	February 27, 2014
/s/ Robert Barchi Robert Barchi	Director	February 27, 2014
/s/ Gary E. Costley Gary E. Costley	Director	February 27, 2014
/s/ Sandra L. Helton Sandra L. Helton	Director	February 27, 2014
/s/ John McCartney John McCartney	Director	February 27, 2014
/s/ Joseph C. Scodari Joseph C. Scodari	Director	February 27, 2014
/s/ Bradley T. Sheares Bradley T. Sheares	Director	February 27, 2014

 EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. Incorporated by reference to Covance's filing on Amendment No. 2 on Form 10, filed with the SEC on November 19, 1996.
3.2	By-Laws. Incorporated by reference to Covance's filing on Form 8-K, filed with the SEC on February 24, 2014.
4.1	Form of Common Stock Certificate. Incorporated by reference to Covance's filing on Amendment No. 3 on Form 10, filed with the SEC on December 16, 2008.
10.1	Employee Stock Ownership Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.2	Stock Purchase Savings Plan, as amended. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2012.
10.3	Restricted Share Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.4	Non-Employee Directors' Amended and Restated Restricted Stock Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.5	Directors' Deferred Compensation Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.6	Conversion Equity Plan. Incorporated by reference to Covance's filing on a Registration Statement on Form S-8, Registration No. 333-29467, filed with the SEC on June 18, 1997.
10.7	Non-Employee Directors' Stock Option Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.8	Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.9	2002 Employee Equity Participation Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.10	2002 Employee Stock Option Plan. Incorporated by reference to Covance's Registration Statement on Form S-8 filed with the SEC on July 31, 2002.
10.11	Employee Stock Purchase Plan, as amended. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.12	Restricted Unit Plan for Non-Employee Members of the Board of Directors. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.13	Form of Non-Employee Director Stock Option Agreement. Incorporated by reference to Covance's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.14	Restricted Share Agreement between Covance Inc. and Richard Cimino dated as of December 17, 2004. Incorporated by reference to Covance's Form 8-K dated December 17, 2004.
10.15	Trust Deed Governing the Covance Laboratories Pension Scheme. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.16	Agreement and Plan of Merger dated April 20, 2006 between Covance Clinical Research Unit Inc., TYD Inc., Radiant Research Inc., and James Stevenson and Christopher Grant, Jr. Incorporated by reference to Covance's Form 8-K dated April 26, 2006.
10.17	Amendment No. 1 to the Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 16, 2006.
10.18	Amendment No. 1 to the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated December 12, 2006.
10.19	Covance Inc. 2007 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 10-Q dated May 8, 2007.
10.20	Covance Inc. Management Deferral Plan. Incorporated by reference to Covance's Form 8-K dated October 1, 2007.
10.21	Amended and Restated Supplemental Executive Retirement Plan. Incorporated by reference to Covance's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Exhibit Number	Description
10.22	Covance Inc. 2008 Non-Employee Director Stock Option Plan. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.23	Amended and Restated Restricted Unit Plan for Non-Employee Members of the Board of Directors of Covance Inc. Incorporated by reference to Covance's Form 8-K dated May 12, 2008.
10.24	Letter Agreement between Covance Inc. and Joseph Herring dated as of December 31, 2008. Incorporated by reference to Covance's Form 8-K dated December 16, 2008.
10.25	Form of Indemnification Agreement between Covance Inc. and each member of the Board of Directors dated as of February 19, 2009. Incorporated by reference to Covance's Form 8-K dated February 25, 2009.
10.26	Form of Executive Officer Indemnification Agreement. Incorporated by reference to Covance's Form 8-K dated April 24, 2009.
10.27	Covance Inc. 2010 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 8-K dated May 11, 2010.
10.28	Credit Agreement dated October 26, 2010 with PNC Bank National Association, as agent and the banks named therein. Incorporated by reference to Covance's Form 8-K dated October 26, 2010.
10.29	Accelerated Share Repurchase Agreement with JPMorgan Chase Bank, National Association, London Branch dated November 8, 2010. Incorporated by reference to Covance's Form 8-K dated November 8, 2010.
10.30	Letter Agreement Amendment between Covance Inc. and Joseph Herring dated as of December 31, 2010. Incorporated by reference to Covance's Form 8-K dated January 5, 2011.
10.31	Restricted Share Agreement between Covance Inc. and James W. Lovett dated February 17, 2011. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.32	Form of Performance-related Executive Officer Restricted Share Agreement. Incorporated by reference to Covance's Form 8-K dated February 23, 2011.
10.33	Amendment to Supplemental Executive Retirement Plan dated February 24, 2011. Incorporated by reference to Covance's Form 10-K dated February 28, 2011.
10.34	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 24, 2012.
10.35	Form of Amended and Restated Letter Agreement between Covance Inc. and each of its executive officers other than its Chief Executive Officer and Chief Accounting Officer (Richard Cimino, Alison Cornell, William Klitgaard, James Lovett, Deborah Keller and John Watson). Incorporated by reference to Covance's Form 8-K dated February 24, 2012.
10.36	Form of Restricted Share Agreement between Covance Inc. and each of Richard Cimino, John Watson and Deborah Keller dated February 17, 2011. Incorporated by reference to Covance's Form 10-K dated February 28, 2012.
10.37	Second Amended and Restated Credit Agreement dated March 7, 2012 with PNC Bank, National Association, as agent, and the banks named therein. Incorporated by reference to Covance's Form 8-K dated March 13, 2012.
10.38	Non-Employee Directors Deferred Stock Plan. Incorporated by reference to Covance's Form 8-K dated May 14, 2012.
10.39	Form of Award Agreement under the Directors Deferred Stock Plan. Incorporated by reference to Covance's Form 8-K dated May 14, 2012.
10.40	Annual Bonus Plan. Incorporated by reference to Covance's Form 8-K dated June 22, 2012.
10.41	Restricted Stock Agreement between Covance Inc. and Alison A. Cornell dated February 19, 2013. Incorporated by reference to Covance's Form 8-K dated February 25, 2013.
10.42	Covance Inc. 2013 Employee Equity Participation Plan. Incorporated by reference to Covance's Form 8-K dated May 13, 2013.
10.43	Covance Inc. Note Purchase Agreement dated October 2, 2013 between Covance Inc. and the purchasers named therein. Incorporated by reference to Covance's Form 8-K dated October 8, 2013.
10.44	Second Amendment dated October 2, 2013 to Second Amended and Restated Credit Agreement dated March 7, 2012 with PNC Bank, National Association, as agent, and the banks named therein. Incorporated by reference to Covance's Form 8-K dated October 8, 2013.
10.45	Form of Executive Officer Stock Option Agreement. Incorporated by reference to Covance's Form 8-K dated February 24, 2014.

Exhibit Number	Description
10.46	Form of Executive Officer Performance Share Agreement. Incorporated by reference to Covance's Form 8-K dated February 24, 2014.
21	Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a). Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.
101	The following financial information from Covance's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

QuickLinks

PART I
  Item 1. Business
General
Business Strategy
Services
Early Development
Late-Stage Development
Customers and Marketing
Contractual Arrangements
Backlog
Competition
Government Regulation
Intellectual Property
Employees
Executive Officers
Available Information
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
Critical Accounting Policies
Foreign Currency Risks
Operating Expenses and Reimbursable Out-of-Pockets
Results of Operations
Liquidity and Capital Resources
Off-Balance Sheet Arrangements
Inflation
Recently Issued Accounting Standards
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Management's Report on Consolidated Financial Statements and Internal Control
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2013 AND 2012
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
COVANCE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
  COVANCE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013, 2012 AND 2011 (Dollars in thousands, unless otherwise indicated)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
Directors
  Item 11. Executive Compensation
  Item 12. Security Ownership by Certain Beneficial Owners and Management of Covance
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX