Form 10-Q
period 2014-03-31
COVANCE INC
filed 2014-05-05
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 25, 2014, the Registrant had 57,414,562 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended March 31, 2014

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31,	December 31,
(Dollars in thousands)	2014	2013
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$546,593	$617,686
Short-term investments	113,546	111,359
Accounts receivable	337,381	331,815
Unbilled services	159,092	141,707
Inventory	48,839	48,257
Deferred income taxes	52,575	51,543
Prepaid expenses and other current assets	232,343	201,621
Total Current Assets	1,490,369	1,503,988
Property and equipment, net	919,009	913,612
Goodwill	108,522	109,820
Other assets	31,369	29,168
Total Assets	$2,549,269	$2,556,588

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$59,038	$59,713
Accrued payroll and benefits	117,997	170,806
Accrued expenses and other current liabilities	109,083	153,808
Unearned revenue	236,596	240,398
Income taxes payable	8,100	7,952
Total Current Liabilities	530,814	632,677
Long-term debt	250,000	250,000
Deferred income taxes	30,571	32,035
Other liabilities	77,505	76,630
Total Liabilities	888,890	991,342
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock - Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 82,365,554 and 80,935,089 shares issued and outstanding, including those held in treasury, at March 31, 2014 and December 31, 2013, respectively	824	809
Paid-in capital	929,961	859,535
Retained earnings	1,830,649	1,779,833
Accumulated other comprehensive income	37,307	25,746
Treasury stock at cost (24,972,237 and 24,595,756 shares at March 31, 2014 and December 31, 2013, respectively)	(1,138,362)	(1,100,677)
Total Stockholders’ Equity	1,660,379	1,565,246
Total Liabilities and Stockholders’ Equity	$2,549,269	$2,556,588

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2014	2013
Net revenues	$620,052	$580,199
Reimbursable out-of-pocket expenses	46,236	54,136
Total revenues	666,288	634,335

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	432,553	411,344
Reimbursable out-of-pocket expenses	46,236	54,136
Selling, general and administrative (excluding depreciation and amortization)	87,282	89,219
Depreciation and amortization	33,329	31,385
Total costs and expenses	599,400	586,084
Income from operations	66,888	48,251

Other expense (income), net:
Interest income	(695)	(626)
Interest expense	3,143	1,497
Foreign exchange transaction loss, net	402	335
Gain on sale of business	(1,648)	—
Gain on sale of investment	—	(15,693)
Other expense (income), net	1,202	(14,487)

Income before taxes	65,686	62,738
Taxes on income	14,870	14,572
Net income	$50,816	$48,166

Basic earnings per share	$0.91	$0.89

Weighted average shares outstanding - basic	55,681,285	54,207,032

Diluted earnings per share	$0.88	$0.86

Weighted average shares outstanding - diluted	57,989,826	56,307,034

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands)	2014	2013
Net income	$50,816	$48,166

Other comprehensive income (loss), net of tax:
Currency translation gain (loss)	11,179	(34,448)
Unrealized gain on securities	—	2,776
Amount reclassified for realized gain on securities	—	(10,194)
Defined benefit pension plan amortization of actuarial loss and prior service credits	382	—
Total other comprehensive income (loss), net of tax	11,561	(41,866)

Comprehensive income	$62,377	$6,300

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$50,816	$48,166
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	33,329	31,385
Non-cash compensation expense associated with employee benefit and stock compensation plans	9,342	10,932
Deferred income tax benefit	(2,631)	(4,710)
Gain on sale of business	(1,648)	—
Gain on sale of investment	—	(15,693)
Loss on disposal of property and equipment	240	202
Changes in operating assets and liabilities, net of business sold:
Accounts receivable	(5,566)	(4,804)
Unbilled services	(17,385)	(18,876)
Inventory	(3,752)	480
Accounts payable	(675)	7,162
Accrued liabilities	(97,534)	(67,536)
Unearned revenue	(3,365)	(14,765)
Income taxes	5,170	8,460
Other assets and liabilities, net	(36,890)	(34,461)
Net cash used in operating activities	(70,549)	(54,058)
Cash flows from investing activities:
Capital expenditures	(35,129)	(30,350)
Proceeds from sale of business	8,429	—
Proceeds from sale of investment	—	17,074
Other, net	—	393
Net cash used in investing activities	(26,700)	(12,883)
Cash flows from financing activities:
Stock issued under option plans	56,077	24,909
Purchase of treasury stock	(37,685)	(8,649)
Net borrowings under revolving credit facility	—	5,000
Net cash provided by financing activities	18,392	21,260
Effect of exchange rate changes on cash	7,764	(17,296)
Net change in cash and cash equivalents	(71,093)	(62,977)
Cash and cash equivalents, beginning of period	617,686	492,824
Cash and cash equivalents, end of period	$546,593	$429,847

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2013, 2012 and 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Inventory

Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.  Finished goods accounted for $30.1 million and $30.3 million and supplies accounted for $18.7 million and $18.0 million of total inventory at March 31, 2014 and December 31, 2013, respectively.

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $87.8 million and $88.9 million at March 31, 2014 and December 31, 2013, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

Also included in prepaid expenses and other current assets are assets held for sale. Covance records long-lived assets as held for sale when a plan to sell the asset has been initiated and all other held for sale criteria have been satisfied. Assets classified as held for sale are recorded in other current assets on the consolidated balance sheet at the lower of their carrying value or fair value less cost to sell. During the first quarter of 2013, Covance completed the closure of its clinical pharmacology facility in Basel, Switzerland and initiated actions to sell that property.  As a result, the $8.3 million carrying value of the property was reclassified from property and equipment to assets held for sale as of March 31, 2013. During the fourth quarter of 2013, Covance recorded an impairment charge of $2.3 million to reduce the carrying value of the Basel property to its estimated fair market value less cost to sell as of December 31, 2013. In the fourth quarter of 2011, Covance completed the wind-down and transition of services at its toxicology facility in Vienna, Virginia and initiated actions to sell that property. As a result, the related carrying value of $27.0 million was reclassified from property and equipment to assets held for sale as of December 31, 2011. See Note 10.

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

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value. This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2013 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through March 31, 2014 that warranted a reconsideration of our impairment test results. During the first quarter of 2014, goodwill was reduced by $1.3 million as a result of the sale of certain assets of the Company’s Genomics Laboratory to Laboratory Corporation of America Holding. See Note 6.

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

(UNAUDITED)

March 31, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

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

March 31, 2014 and 2013

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

As of March 31, 2014 and December 31, 2013, the balance of the reserve for unrecognized tax benefits was $9.1 million, including accrued interest of $0.7 million, and $9.0 million, including interest of $0.6 million, respectively, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus and deemed income.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax, state sales and use and other taxes.  The balance of this reserve was $0.7 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of March 31, 2014.

Accumulated Other Comprehensive Income

Covance’s accumulated other comprehensive income is comprised of foreign currency translation adjustments and actuarial gains (losses) and prior service costs in connection with its defined benefit pension and other post-retirement plans, each recorded and presented net of tax.  The components of and changes in accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$67,456	$(41,710)	$25,746
Other comprehensive income, net of tax, before reclassifications	11,179	—	11,179
Amounts reclassified from accumulated other comprehensive income, net of tax	—	382	382
Net current-period other comprehensive income, net of tax	11,179	382	11,561
Balance at March 31, 2014	$78,635	$(41,328)	$37,307

Amounts reclassified from accumulated other comprehensive income, net of tax, represents the amortization of actuarial losses and prior service credits to net periodic pension cost of $0.5 million, net of tax of $0.1 million.  See Note 7.

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

(UNAUDITED)

March 31, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

received are reflected in revenues in the consolidated statements of income. Covance excludes from revenue and expense in the consolidated statements of income fees paid to investigators and the associated reimbursement since Covance acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.

Stock-Based Compensation

The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 8 herein and Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

Defined Benefit Pension Plans

The Company sponsors various pension and other post-retirement benefit plans. These plans are described more fully in Note 7 herein and Note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The measurement of the related benefit obligations and the net periodic benefit costs recorded each year are based upon actuarial computations, which require management’s judgment as to certain assumptions. These assumptions include the discount rates to use in computing the present value of the benefit obligations and the net periodic benefit costs, the expected future rate of salary increases (for pay-related plans) and the expected long-term rate of return on plan assets (for funded plans). The discount rates are derived based on a hypothetical yield curve represented by a series of annualized individual discount rates. The expected long-term rate of return on plan assets is based on the target asset allocation and the average expected rate of growth for the asset classes invested. The average expected rate of growth is derived from a combination of historic returns, current market indicators, the expected risk premium for each asset class and the opinion of professional advisors.  Liabilities related to all of Covance’s pension and other post-retirement benefit plans are measured as of December 31.

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

In computing diluted EPS for the three months ended March 31, 2014 and 2013, the denominator was increased by 2,308,541 shares and 2,100,002 shares, respectively, representing the dilutive effect of all unvested restricted shares as well as those stock options outstanding at March 31, 2014 and 2013, with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2014 were options to purchase 161,112 shares of common stock at prices ranging from $101.95 to $102.80 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended March 31, 2013 were options to purchase 455,547 shares of common stock at prices ranging from $68.56 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the three month periods ended March 31, 2014 and 2013 was $0.2 million and $1.3 million, respectively. Cash paid for income taxes for the three month periods ended March 31, 2014 and 2013 totaled $6.3 million and $6.6 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the three months ended March 31, 2014 and 2013 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $7.5 million and $1.1 million, respectively (a corresponding cash inflow of $7.5 million and $1.1 million, respectively, has been included in financing cash flows).

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations in that only the disposal of a component of an entity or a group of components of an entity, or a business activity classified as held for sale, that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations. The ASU also expands the disclosure requirements for discontinued operations and adds new disclosures about the disposal of an individually significant component of an entity that does not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014. Covance will be required to adopt ASU 2014-08 no later than the quarter beginning January 1, 2015. As the ASU is primarily focused on presentation and disclosure, it is not expected to have an impact on Covance’s consolidated results of operations or financial position.

Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. See Note 12.

3.   Treasury Stock

The Board of Directors has, from time to time, approved stock repurchase programs enabling Covance to repurchase shares of its common stock. In December 2013, the Covance Board of Directors authorized the repurchase of up to $100 million of the Company’s outstanding common stock (the “2013 Repurchase Program”).  At March 31, 2014, there was $75.0 million remaining for purchase of the Company’s outstanding common stock under the 2013 Repurchase Program. In January 2012, the Covance Board of Directors authorized the repurchase of up to $300 million of the Company’s outstanding common stock (the “2012 Repurchase Program”). The 2012 repurchase program was completed as of December 31, 2013. In addition to the Board approved share repurchase programs, Covance also reacquires shares of its common stock when employees tender shares to satisfy income tax withholdings associated with the vesting of stock awards.

The following table sets forth the treasury stock activity during the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014		2013
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$24,980	252.5	$—	—
Employee benefit plans	12,705	124.0	8,649	126.2
Total	$37,685	376.5	$8,649	126.2

4.   Equity Investments

In March 2013, Covance sold its entire investment in BioClinica, Inc. (“BIOC”) for cash proceeds of $17.1 million.  The cost basis in the investment was $1.4 million, resulting in a realized gain on the sale of approximately $15.7 million or $10.2 million, net of tax.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

5.  Long-Term Debt and Credit Facilities

Long-Term Debt

On November 15, 2013, Covance entered into a private placement of senior notes (“Senior Notes”) in an aggregate principal amount of $250 million pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) dated October 2, 2013. The Senior Notes were issued in four series and are reflected in long-term debt on the consolidated balance sheets as of both March 31, 2014 and December 31, 2013:

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

The Note Purchase Agreement contains various financial and other covenants and is guaranteed by certain of Covance’s domestic subsidiaries and secured by a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At March 31, 2014, Covance was in compliance with the terms of the Note Purchase Agreement.

Credit Facilities

Covance has a credit agreement (the “Credit Agreement”) that provides for a revolving credit facility of up to $500 million. At both March 31, 2014 and December 31, 2013, there were no outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement.  The proceeds from the issuance of the Senior Notes were used to pay down outstanding indebtedness under the Credit Agreement. Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points.  Interest on outstanding borrowings approximated 1.41% per annum and 1.46% per annum during the three months ended March 31, 2014 and 2013, respectively. Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five-year term.

The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At March 31, 2014, Covance was in compliance with the terms of the Credit Agreement.

6. Divestitures

In January 2014, Covance completed the sale of certain assets of its Genomics Laboratory, located in Seattle, Washington, which was part of the early development segment, to Laboratory Corporation of America Holding for total net proceeds of $10.4 million, of which $8.4 million was received as of March 31, 2014, and recognized a pre-tax gain of $1.6 million ($1.0 million net of tax) from the sale.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

7.   Defined Benefit Plans

Covance sponsors various pension and other post-retirement benefit plans.

Defined Benefit Pension Plans

Covance sponsors two defined benefit pension plans for the benefit of its employees at two United Kingdom subsidiaries and one defined benefit pension plan for the benefit of its employees at a German subsidiary, all of which are legacy plans of previously acquired companies.  Benefit amounts for all three plans are based upon years of service and compensation.  The German plan is unfunded, while the United Kingdom pension plans are funded.  Covance’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements.  Pension plan assets are administered by the plans’ trustees and are principally invested in equity and debt securities and annuities.

The components of net periodic pension cost for these plans for the three month periods ended March 31, 2014 and 2013 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended March 31		Three Months Ended March 31
	2014	2013	2014	2013
Components of Net Periodic Pension Cost:
Service cost	$570	$464	$203	$194
Interest cost	2,335	1,980	174	153
Expected return on plan assets	(3,315)	(2,521)	—	—
Amortization of net actuarial loss	367	156	62	57
Net periodic pension (income) cost	$(43)	$79	$439	$404

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.60%	4.60%	3.50%	3.50%
Expected rate of return on assets	6.15%	5.30%	n/a	n/a
Salary increases	4.00%	3.60%	2.00%	2.00%

Supplemental Executive Retirement Plan

In addition to these foreign defined benefit pension plans, Covance also has a non-qualified Supplemental Executive Retirement Plan (“SERP”).  The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of Covance.  Benefit amounts are based upon years of service and compensation of the participating employees.

The components of net periodic pension cost for the three month periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31
	2014	2013
Components of Net Periodic Pension Cost:
Service cost	$402	$377
Interest cost	248	181
Amortization of prior service credit	(30)	(30)
Amortization of net actuarial loss	148	142
Net periodic pension cost	$768	$670

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	3.90%	3.20%
Salary increases	3.25%	3.25%

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2014 and 2013

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

The components of net periodic post-retirement benefit cost for the three month periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31
	2014	2013
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$11	$18
Interest cost	62	60
Net periodic post-retirement benefit cost	$73	$78

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	4.40%	3.60%
Health care cost trend rate	7.00%(a)	7.50%

(a) decreasing to ultimate trend of 5.00% in 2018

8.   Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

In May 2013, Covance’s shareholders approved the 2013 Employee Equity Participation Plan (the “2013 EEPP”) in replacement of the 2010 Employee Equity Participation Plan (the “2010 EEPP”).  Effective upon approval of the 2013 EEPP, no further grants or awards were permitted under the 2010 EEPP.  Shares remaining available for grant under the 2010 EEPP are available for grant under the 2013 EEPP.  The 2013 EEPP became effective on May 7, 2013 and will expire on May 6, 2023. The 2013 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2013 EEPP and to grant awards to employees of Covance. The 2013 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Shares granted, other than options or SARs, shall be counted against the shares available for grant based upon the ratio of 2.09 for every one share granted. The exercise period for stock options granted under the 2013 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2013 EEPP is determined by the Compensation Committee at the time of grant. Beginning in 2012, options and restricted stock awards are generally granted with a pro rata four year vesting period, whereas previously, they were generally granted with a pro rata three year vesting period. Performance-based restricted stock awards generally vest over a three year period. The number of shares of Covance common stock initially available for grant under the 2013 EEPP totaled 2.8 million plus approximately 0.8 million shares remaining available under the 2010 EEPP at the time the 2013 EEPP was approved.  All grants and awards under the 2010 EEPP remaining outstanding are administered in accordance with the provisions of the 2010 EEPP out of shares issuable under the 2013 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights under the 2010 EEPP or the 2013 EEPP. At March 31, 2014, there were approximately 2.3 million shares remaining available for grants under the 2013 EEPP.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013
Expected stock price volatility	31%	36%
Range of risk free interest rates	0.02% - 2.67%	0.09% - 2.03%
Expected life of options (years)	5.2	5.4

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

Results of operations for the three month period ended March 31, 2014 include total stock-based compensation expense of $9.3 million ($6.4 million net of tax benefit of $2.9 million), $4.0 million of which has been included in cost of revenue and $5.3 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended March 31, 2013 include total stock-based compensation expense of $11.0 million ($7.5 million net of tax benefit of $3.5 million), $5.1 million of which has been included in cost of revenue and $5.9 million of which has been included in selling, general and administrative expenses.

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

The following table sets forth the costs associated with the restructuring component of costs incurred in connection with these actions for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Description	2014	2013
Employee separation costs	$1,384	$1,997
Lease and facility exit costs	—	666
Accelerated depreciation and amortization	—	1,497
Other costs	241	2,010
Total	$1,625	$6,170

During the three months ended March 31, 2014 and 2013, restructuring costs of $1.6 million and $4.7 million, respectively, have been included in selling, general and administrative expenses and during the 2013 period, $1.5 million has been included in depreciation and amortization.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

The following table sets forth the restructuring costs by segment incurred in connection with these actions during the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Early Development	$884	$3,553
Late-Stage Development	246	1,898
Corporate expenses	495	719
Total	$1,625	$6,170

Total costs for these actions are expected to approximate $56 million, including $34 million in employee separation costs, $5 million in lease and facility exit costs, $5 million in accelerated depreciation and amortization and $12 million in other costs. Costs by segment are expected to total $38 million in our early development segment, $10 million in our late-stage development segment and $8 million in corporate expenses.

Cumulative costs for these actions through March 31, 2014 totaled $48.8 million, of which $43.8 million was included in selling, general and administrative expenses and $5.0 million was included in depreciation and amortization.  Cumulative costs incurred by category for these actions through March 31, 2014 totaled $29.3 million in employee separation costs, $4.6 million in lease and facility exit costs, $5.0 million in accelerated depreciation and $9.9 million in other costs. Cumulative costs incurred by segment through March 31, 2014 totaled $36.6 million in our early development segment, $5.6 million in our late-stage development segment and $6.6 million in corporate expenses.

The following table sets forth the rollforward of the restructuring activity for the three months ended March 31, 2014:

Description	Balance, Dec 31, 2013	Total Charges	Cash Payments	Other	Balance, Mar 31, 2014
Employee separation costs	$2,304	$1,384	$(2,012)	$—	$1,676
Lease and facility exit costs	2,774	—	(262)	—	2,512
Other costs	142	241	(289)	1	95
Total	$5,220	$1,625	$(2,563)	$1	$4,283

Other costs include charges incurred in connection with transitioning services from sites being closed and legal and professional fees.

In addition to the above restructuring costs, during the three months ended March 31, 2014, Covance incurred $2.5 million in costs associated with other cost reduction actions, primarily to consolidate certain corporate support functions, as well as property tax and depreciation expense on facilities that have been closed but not yet disposed of (2.1 million of which has been included in selling, general and administrative expenses and $0.4 million of which has been included in depreciation and amortization). Costs incurred by segment during the three months ended March 31, 2014 totaled $0.7 million in our early development segment, and $1.8 million in corporate expenses.

10.  Assets Held for Sale

Covance records long-lived assets as held for sale when a plan to sell the asset has been initiated and all other held for sale criteria have been satisfied. Assets classified as held for sale are recorded in other current assets on the consolidated balance sheet at the lower of their carrying value or fair value less cost to sell. Fair value is generally determined based on the value of comparable assets sold in the related market and is considered a Level 2 valuation in the fair value hierarchy. It is the intention of Covance to complete the sale of each of these assets within the upcoming year.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

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

Segment revenues, operating income and total assets for the three months ended March 31, 2014 and 2013 are as follows:

	Early Development		Late-Stage Development		Other Reconciling Items		Total

Three months ended March 31, 2014
Total revenues from external customers	$218,224		$401,828		$46,236	(a)	$666,288
Operating income	$19,476	(d)	$93,052	(e)	$(45,640	)(b)	$66,888
Total assets	$1,112,315		$1,189,209		$247,745	(c)	$2,549,269

Three months ended March 31, 2013
Total revenues from external customers	$207,276		$372,923		$54,136	(a)	$634,335
Operating income	$16,557	(d)	$82,949	(e)	$(51,255	)(b)	$48,251
Total assets	$1,103,695		$953,019		$197,141	(c)	$2,253,855

(a)                       Represents revenues associated with reimbursable out-of-pocket expenses.

(b)                       Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal, and stock-based compensation expense). Corporate expenses include charges associated with restructuring and cost reduction actions of $2,261 and $719 for the three months ended March 31, 2014 and 2013, respectively.

(c)                        Represents corporate assets.

(d)                       Early Development operating income includes charges associated with restructuring and cost reduction actions of $1,631 and $3,553 for the three months ended March 31, 2014 and 2013, respectively.

(e)                        Late-Stage Development operating income includes restructuring costs of $246 and $1,898 for the three months ended March 31, 2014 and 2013, respectively.

12.  Subsequent Events

Covance completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s Phase II-IV clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the quarter ended March 31, 2014, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

Bad Debts.  Covance endeavors to assess and monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business.  Covance maintains a provision for doubtful accounts relating to amounts due that may not be collected.  This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant.  Since the recorded bad debt provision is based upon management’s judgment, actual bad debt write-offs may be greater or less than the amount recorded.  Historically, bad debt write-offs have not been material.  The allowance for doubtful accounts amounted to $6.1 million at both March 31, 2014 and December 31, 2013.

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

As of March 31, 2014, the balance of the reserve for unrecognized tax benefits is $9.1 million, including accrued interest of $0.7 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, and deemed income.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax, state sales and use and other taxes.  The balance of this reserve at March 31, 2014 is $0.7 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States.  Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of March 31, 2014.

Stock-Based Compensation.  The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 9 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 8 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013
Expected stock price volatility	31%	36%
Range of risk free interest rates	0.02% - 2.67%	0.09% - 2.03%
Expected life of options (years)	5.2	5.4

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

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value.  This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2013 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through March 31, 2014 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of a reporting unit’s future cash flows might impact subsequent years’ assessments of impairment. During the first quarter of 2014, goodwill was reduced by $1.3 million as a result of the sale of certain assets of the Company’s Genomics Laboratory to Laboratory Corporation of America Holding.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At March 31, 2014, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $78.6 million.

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

Results of Operations

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013.  Net revenues totaling $620.1 million for the three months ended March 31, 2014 increased 6.9%, or 5.2% excluding the favorable impact of foreign exchange rate variances between both periods, as compared to $580.2 million for the corresponding 2013 period.  Net revenues from Covance’s early development segment increased 5.3%, or 3.5% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in the early development segment from clinical pharmacology and global toxicology services was partially offset by lower revenue in discovery support on lower volumes and the impact of the sale of Covance’s genomics laboratory in January 2014.  Net revenues from Covance’s late-stage development segment increased 7.8%, or 6.2% excluding the favorable impact of foreign exchange rate variances between both periods.  Growth in the late-stage development segment was led by higher kit volumes in our central laboratory services and increased study activity in our Phase II-IV clinical development services, which was slightly offset by a reduction in our market access services.

Cost of revenue increased 5.2% to $432.6 million or 69.8% of net revenues for the three months ended March 31, 2014 as compared to $411.3 million or 70.9% of net revenues for the corresponding 2013 period.  Gross margins increased by 110 basis points to 30.2% for the three months ended March 31, 2014 from 29.1% for the corresponding 2013 period due to higher R&D tax credits in the 2014 period.

Overall, selling, general and administrative expenses decreased 2.2% to $87.3 million for the three months ended March 31, 2014 from $89.2 million for the corresponding 2013 period. As a percentage of net revenues, selling, general and administrative expenses decreased by 130 basis points to 14.1% for the three months ended March 31, 2014 from 15.4% for the corresponding 2013 period. Included in selling, general and administrative expense during the three months ended March 31, 2014 and 2013 is $3.7 million (or 0.6% of net revenues) and $4.7 million (or 0.8% of net revenues), respectively, in charges associated with restructuring and cost reduction actions taken to better align capacity to preclinical market demand and reduce overhead in the Company’s early development segment, as well as to improve future profitability by streamlining the Company’s overall cost structure, including its corporate and functional support infrastructure and consolidating facilities in connection with the rationalization of its data centers. The 130 basis point decrease also reflects savings realized from ongoing restructuring and cost reduction initiatives. Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 6.2% to $33.3 million for the three months ended March 31, 2014 from $31.4 million for the corresponding 2013 period.  As a percentage of net revenues, depreciation and amortization is 5.4% for both the three months ended March 31, 2014 and 2013.  Depreciation and amortization during the three months ended March 31, 2014 and 2013 includes $0.4 million (or 0.1% of net revenues) and $1.5 million (or 0.3% of net revenues), respectively, in depreciation associated with the restructuring and other cost reduction initiatives described above. This reduction is offset by current year depreciation on assets placed in service over the last year.

Income from operations increased 38.6% to $66.9 million or 10.8% of net revenues for the three months ended March 31, 2014 from $48.3 million or 8.3% of net revenues for the corresponding 2013 period.  Income from operations for the three months ended March 31, 2014 and 2013 includes $4.1 million (or 0.7% of net revenues) and $6.2 million (or 1.1% of net revenues), respectively, in charges associated with the restructuring initiatives and other cost reduction actions described above. The remainder of the increase in income from operations in the 2014 period is primarily driven by higher R&D tax credits in the 2014 period, revenue growth, as well as benefits realized from our ongoing restructuring and cost reduction initiatives.

Income from operations from Covance’s early development segment for the three months ended March 31, 2014 increased 17.6% or $2.9 million to $19.5 million as compared to $16.6 million for the corresponding 2013 period. As a percentage of net revenues, early development income from operations increased 90 basis points from 8.0% of early development net revenues in the three months ended March 31, 2013 to 8.9% in the corresponding 2014 period.  Income from operations in Covance’s early development segment for the three months ended March 31, 2014 and 2013 includes $1.6 million (or 0.7% of segment net revenues) and $3.6 million (or 1.7% of segment net revenues) in costs associated with the restructuring initiatives and other cost reduction actions described above.  In addition, higher R&D tax credits in the 2014 period are offset by weaker performance in discovery support services on low volumes.

Income from operations from Covance’s late-stage development segment for the three months ended March 31, 2014 increased 12.2% or $10.2 million to $93.1 million as compared to $82.9 million for the corresponding 2013 period. As a percentage of net revenues, late-stage development income from operations increased 100 basis points from 22.2% of late-stage development net revenues in the three month period ended March 31, 2013 to 23.2% of net revenues in the corresponding 2014 period.  Income from operations in Covance’s late stage development segment for the three months ended March 31, 2014 and 2013 includes $0.2 million (or 0.1% of segment net revenues) and $1.9 million (or 0.5% of segment net revenues) , respectively, in costs associated with the restructuring initiatives described above. In addition, the 2014 period includes higher R&D tax credits.

Corporate expense decreased $5.6 million to $45.6 million or 7.4% of net revenues for the three months ended March 31, 2014 as compared to $51.3 million or 8.8% of net revenues for the corresponding 2013 period.  Corporate expense for the three months ended March 31, 2014 and 2013 includes restructuring and other cost reduction actions of $2.3 million (or 0.4% of net revenues) and $0.7 million (or 0.1% of net revenues), respectively. Also included in Corporate expense is stock-based compensation expense of $9.3 million or 1.5% of net revenues for the three months ended March 31, 2014, as compared to $11.0 million or 1.9% of net revenues for the corresponding 2013 period.  The remainder of the decrease is primarily due to lower spending on strategic IT initiatives in the 2014 period and higher incentive compensation accruals in the prior year quarter associated with strong 2013 performance relative to plan, combined with benefits realized in the current year quarter from our restructuring and cost reduction initiatives.

Other expense, net, decreased $15.7 million to expense of $1.2 million for the three months ended March 31, 2014, from income of $14.5 million for the corresponding 2013 period. The 2013 period includes a gain on sale of the Company’s investment in BioClinica, Inc. (“BIOC”) of $15.7 million while the 2014 period includes a gain on the sale of certain assets of the Company’s genomics laboratory of $1.6 million.  In addition, net interest expense increased $1.6 million, to $2.4 million for the 2014 period from $0.9 million for the corresponding 2013 period due to the issuance of $250 million in term notes in November 2013.

Covance’s effective tax rate for the three months ended March 31, 2014 was 22.6% compared to 23.2% for the corresponding 2013 period.  Covance’s effective tax rate for the three months ended March 31, 2014 includes a $1.5 million tax benefit on $4.1 million in restructuring charges and other cost reduction actions and a $0.6 million tax provision on the $1.6 million gain on the sale of certain assets of Covance’s genomics laboratory. Covance’s effective tax rate for the three months ended March 31, 2013 includes a $1.8 million tax benefit on $6.2 million in restructuring charges and a $5.5 million tax provision on the $15.7 million gain on sale of the Company’s investment in BIOC.  In addition, the 2014 period reflects the impact of higher above margin R&D tax credits as discussed above. The remaining year-over-year movement in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and to the impact of tax planning initiatives.

Net income of $50.8 million for the three months ended March 31, 2014 increased $2.6 million or 5.5% as compared to $48.2 million for the corresponding 2013 period.  Net income for the 2014 period includes charges associated with restructuring and cost reduction actions totaling $2.6 million, net of tax, partially offset by a gain on the sale of certain assets of our Genomics Laboratory of $1.0 million, net of tax.  Net income for the 2013 period includes charges associated with restructuring and cost reduction actions totaling $4.3 million, net of tax, more than offset by the gain on sale of the Company’s investment in BIOC of $10.2 million, net of tax.  The remainder of the increase in net income in the 2014 three month period resulted primarily from the incremental earnings on revenue growth, as described above, as well as benefits realized from our ongoing restructuring and cost reduction initiatives.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2014 and December 31, 2013 were $546.6 million and $617.7 million, respectively.  Amounts held by foreign subsidiaries for cash and equivalents were approximately $471 million and $506 million at March 31, 2014 and December 31, 2013, respectively, primarily in Swiss Francs, British Pounds and Euros. Amounts are principally invested in short-term money market funds and bank term deposits with major financial institutions which carry a Moody’s rating of A1 P1 or better.  Short-term investments at March 31, 2014 and December 31, 2013 were $113.5 million and $111.4 million, respectively, comprised entirely of bank term deposits denominated in Swiss Francs. Foreign cash balances generally result from unremitted foreign earnings, which the Company intends to leave invested indefinitely outside of the United States. If the Company were to remit such earnings to the United States, it would be subject to additional United States income taxes. Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. On November 15, 2013, Covance entered into a private placement of senior notes (“Senior Notes”) in an aggregate principal amount of $250 million pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) dated October 2, 2013. The Senior Notes were issued in four series: (i) $15 million of 3.25% Senior Notes, Series 2013A, due November 15, 2018; (ii) $50 million of 3.90% Senior Notes, Series 2013B, due November 15, 2020; (iii) $90 million of 4.50% Senior Notes, Series 2013C, due November 15, 2023; and (iv) $95 million of 4.65% Senior Notes, Series 2013D, due on November 15, 2025. Interest on the Senior Notes is payable semiannually on May 15th and November 15th of each year. The Senior Notes rank equally with all outstanding indebtedness. Costs associated with the Note Purchase Agreement, which consisted primarily of bank and legal fees totaling $0.9 million, are being amortized ratably over the terms of the Senior Notes. The proceeds were used to pay down existing indebtedness. The Note Purchase Agreement contains various financial and other covenants and is guaranteed by certain of Covance’s domestic subsidiaries and secured by a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At March 31, 2014, Covance was in compliance with the terms of the Note Purchase Agreement.  Covance has a credit agreement (the “Credit Agreement”) that provides for a revolving credit facility of up to $500 million.  At both March 31, 2014 and December 31, 2013, there were no outstanding borrowings and $2.9 million of outstanding letters of credit under the Credit Agreement. The proceeds from the issuance of the Senior Notes were used to pay down all outstanding indebtedness under the Credit Agreement. Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 125 basis points.  Interest on outstanding borrowings approximated 1.41% per annum and 1.46% per annum during the three months ended March 31, 2014 and 2013, respectively. Costs associated with the Credit Agreement, which expires in March 2017, consisted primarily of bank and legal fees totaling $1.9 million and are being amortized over the five-year term.  The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries and a pledge of 65 percent of the capital stock of certain of Covance’s foreign subsidiaries.  At March 31, 2014, Covance was in compliance with the terms of the Credit Agreement.  Covance believes cash on hand plus cash from operations and available borrowings under the Credit Agreement will provide sufficient liquidity for the foreseeable future.

During the three months ended March 31, 2014, Covance’s operations used net cash of $70.5 million, compared to $54.1 million in the corresponding 2013 period.  The change in net operating assets, net of business sold, used $160.0 million in cash during the three months ended March 31, 2014, primarily due to a reduction in accrued liabilities (attributable primarily to incentive compensation payments made during the first quarter of 2014 relating to 2013 incentive compensation accruals and the remittance of VAT received from a client in 2013), a 4 day increase in days sales outstanding (accounts receivable, unbilled services and unearned revenue), and an increase in other assets and liabilities, net. The change in net operating assets used $124.3 million in cash during the three months ended March 31, 2013, primarily due to a reduction in accrued liabilities (attributable primarily to incentive compensation payments made during the first quarter of 2013 relating to 2012 incentive compensation accruals and payments made on restructuring costs accrued in 2012), a 5 day increase in days sales outstanding

(accounts receivable, unbilled services and unearned revenue), and an increase in other assets and liabilities, net.  Covance’s ratio of current assets to current liabilities was 2.81 at March 31, 2014 and 2.38 at December 31, 2013.

Days sales outstanding (“DSO”) is determined based on the net end-of-period balance of accounts receivable, unbilled services and unearned revenue. Covance’s DSO has varied between reporting periods as a result of normal fluctuations in the timing of cash receipts and contractual billing milestones across thousands of ongoing studies at any point in time. Over the past several years DSO has fluctuated in a range from approximately 30 days to approximately 50 days. Covance’s DSO was 38 days at March 31, 2014 and 34 days at December 31, 2013. This four-day increase in DSO is not expected to have a material impact on Covance’s results of operations or financial position. As of March 31, 2014, each one-day movement in DSO represents approximately $6.8 million of cash provided by (or used in) operating activities.

Investing activities for the three months ended March 31, 2014 used $26.7 million, compared to $12.9 million for the corresponding 2013 period.  Capital spending for the first three months of 2014 totaled $35.1 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Approximately $19.2 million of capital spending in the first three months of 2014 represents expenditures associated with assets that have not yet been placed in service at March 31, 2014. Partially offsetting this spend was the receipt of proceeds of approximately $8.4 million upon the sale of certain assets of our Genomics Laboratory in the 2014 period. Capital spending for the corresponding 2013 period totaled $30.4 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Partially offsetting this spend was the receipt of proceeds of approximately $17.1 million upon the sale of our investment in BioClinica, Inc. in the 2013 period.

Financing activities for the three months ended March 31, 2014 provided $18.4 million, compared to $21.3 million in the corresponding 2013 period.  Cash received from financing activities during the three months ended March 31, 2014 included $48.6 million in proceeds from the exercise of stock options and $7.5 million in excess tax benefits realized on the exercise of stock options.  Partially offsetting these items was $25.0 million for the purchase into treasury of 252,495 shares in connection with the share buyback program authorized by Covance’s Board of Directors and $12.7 million for the purchase into treasury of 123,986 shares in connection with employee benefit plans, for an aggregate cost of $37.7 million.  During the three months ended March 31, 2013, cash received from financing activities included $23.8 million in proceeds from the exercise of stock options, $1.1 million in excess tax benefits realized on the exercise of stock options and $5.0 million of net borrowings under the Credit Agreement. Partially offsetting these items was $8.6 million for the purchase into treasury of 126,178 shares in connection with employee benefit plans.

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

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations in that only the disposal of a component of an entity or a group of components of an entity, or a business activity classified as held for sale, that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations. The ASU also expands the disclosure requirements for discontinued operations and adds new disclosures about the disposal of an individually significant component of an entity that does not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014. Covance will be required to adopt ASU 2014-08 no later than the quarter beginning January 1, 2015. As the ASU is primarily focused on presentation and disclosure, it is not expected to have an impact on Covance’s consolidated results of operations or financial position.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the three months ended March 31, 2014, approximately 54% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•                                          expertise and experience in market access services; and

•                                          size.

For instance, certain of our services have from time-to-time experienced periods of increased price competition which had a material adverse effect on a segment’s profitability and consolidated net revenues and net income.

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

In March 2010, the United States Congress enacted health care reform legislation intended to expand, over time, health insurance coverage and impose health industry cost containment measures.  This legislation may significantly impact the pharmaceutical and biotechnology industries.  In addition, governments in the United States and other nations may consider various types of health care reform in order to control growing health care costs. We are presently uncertain as to the effects of this legislation on our business and are unable to predict what legislative proposals will be adopted in the future, if any.

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

We derive a large portion of our net revenues from international operations. For the three months ended March 31, 2014, we derived approximately 54% of our net revenues from operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities as reported on a settlement date basis during the quarter ended March 31, 2014 were as follows:

Issuer Purchases of Equity Securities

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Currently Authorized Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under 2013 Repurchase Program
January 1, 2014 – January 31, 2014	—	—	—	$100.0 million
February 1, 2014 – February 28, 2014	252,495	$98.93	252,495	$75.0 million
March 1, 2014 – March 31, 2014	—	—	—	$75.0 million
Total	252,495	$98.93	252,495

(a)         These purchases were made in the open market.

In December 2013, the Covance Board of Directors authorized the repurchase of up to $100 million of the Company’s outstanding common stock (the “2013 Repurchase Program”).

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

101                                                                           The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.   Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: May 5, 2014	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board	May 5, 2014
Joseph L. Herring	and Chief Executive Officer
(Principal Executive Officer)

/s/ Alison A. Cornell	Corporate Vice President	May 5, 2014
Alison A. Cornell	and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian H. Nutt	Principal Accounting Officer	May 5, 2014
Brian H. Nutt

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification — Joseph L. Herring. Filed herewith.

31.2	Certification — Alison A. Cornell. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Alison A. Cornell. Filed herewith.

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.