Form 10-Q
period 2014-09-30
COVANCE INC
filed 2014-11-05
CIK 1023131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 24, 2014, the Registrant had 56,584,122 shares of common stock outstanding.

Covance Inc.

Form 10-Q For the Quarterly Period Ended September 30, 2014

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30,	December 31,
(Dollars in thousands)	2014	2013
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$704,822	$617,686
Short-term investments	—	111,359
Accounts receivable	330,751	331,815
Unbilled services	159,191	141,707
Inventory	51,463	48,257
Deferred income taxes	56,027	51,543
Prepaid expenses and other current assets	215,269	201,621
Total Current Assets	1,517,523	1,503,988
Property and equipment, net	862,173	913,612
Goodwill	118,075	109,820
Other assets	34,557	29,168
Total Assets	$2,532,328	$2,556,588

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$53,937	$59,713
Accrued payroll and benefits	129,891	170,806
Accrued expenses and other current liabilities	113,304	153,808
Unearned revenue	219,764	240,398
Income taxes payable	26,263	7,952
Total Current Liabilities	543,159	632,677
Long-term debt	250,000	250,000
Deferred income taxes	13,022	32,035
Other liabilities	77,002	76,630
Total Liabilities	883,183	991,342
Commitments and Contingent Liabilities
Stockholders’ Equity:
Preferred Stock — Par value $1.00 per share; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common Stock - Par value $0.01 per share; 140,000,000 shares authorized; 82,461,494 and 80,935,089 shares issued and outstanding, including those held in treasury, at September 30, 2014 and December 31, 2013, respectively	825	809
Paid-in capital	959,398	859,535
Retained earnings	1,913,585	1,779,833
Accumulated other comprehensive (loss) income	(10,080)	25,746
Treasury stock at cost (25,882,990 and 24,595,756 shares at September 30, 2014 and December 31, 2013, respectively)	(1,214,583)	(1,100,677)
Total Stockholders’ Equity	1,649,145	1,565,246
Total Liabilities and Stockholders’ Equity	$2,532,328	$2,556,588

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Net revenues	$627,075	$606,722	$1,886,583	$1,779,219
Reimbursable out-of-pocket expenses	43,922	40,328	137,810	146,142
Total revenues	670,997	647,050	2,024,393	1,925,361

Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	431,006	424,857	1,310,218	1,255,316
Reimbursable out-of-pocket expenses	43,922	40,328	137,810	146,142
Selling, general and administrative (excluding depreciation and amortization)	84,373	87,052	258,979	266,448
Depreciation and amortization	35,177	32,191	102,151	95,072
Impairment charges	—	—	52,564	—
Total costs and expenses	594,478	584,428	1,861,722	1,762,978
Income from operations	76,519	62,622	162,671	162,383

Other (income) expense, net:
Interest income	(572)	(667)	(1,826)	(1,806)
Interest expense	3,194	1,426	9,705	4,440
Foreign exchange transaction loss, net	1,608	882	3,552	1,911
Gain on sale of businesses	(13,448)	—	(15,096)	—
Gain on sale of investments	—	—	—	(16,400)
Other (income) expense, net	(9,218)	1,641	(3,665)	(11,855)

Income before taxes	85,737	60,981	166,336	174,238
Taxes on income	19,738	16,780	32,584	40,877
Net income	$65,999	$44,201	$133,752	$133,361

Basic earnings per share	$1.20	$0.81	$2.41	$2.45

Weighted average shares outstanding - basic	55,219,766	54,703,763	55,485,756	54,524,296

Diluted earnings per share	$1.16	$0.78	$2.32	$2.35

Weighted average shares outstanding — diluted	57,119,595	56,939,181	57,553,096	56,754,527

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2014	2013	2014	2013
Net income	$65,999	$44,201	$133,752	$133,361

Other comprehensive (loss) income, net of tax:
Currency translation (loss) gain	(48,171)	27,311	(36,973)	2,162
Unrealized gain on securities	—	—	—	2,776
Amount reclassified for realized gain on securities	—	—	—	(10,194)
Defined benefit pension plan amortization of actuarial loss and prior service credits	383	234	1,147	702
Total other comprehensive (loss) income, net of tax	(47,788)	27,545	(35,826)	(4,554)

Comprehensive income	$18,211	$71,746	$97,926	$128,807

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	Nine Months Ended September 30
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$133,752	$133,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,151	95,072
Non-cash impairment charges	52,564	—
Non-cash compensation expense associated with employee benefit and stock compensation plans	30,962	29,863
Deferred income tax benefit	(23,901)	(6,787)
Gain on sale of businesses	(15,096)	—
Gain on sale of investments	—	(16,400)
Loss on disposal of property and equipment	626	487
Changes in operating assets and liabilities, net of businesses sold and acquired:
Accounts receivable	1,324	(14,382)
Unbilled services	(17,370)	(10,477)
Inventory	(7,682)	(246)
Accounts payable	(5,818)	17,590
Accrued liabilities	(81,395)	(24,736)
Unearned revenue	(20,663)	10,746
Income taxes	23,681	20,228
Other assets and liabilities, net	(40,530)	(21,474)
Net cash provided by operating activities	132,605	212,845
Cash flows from investing activities:
Capital expenditures	(105,484)	(103,703)
Acquisition of business	(10,516)	—
Proceeds from sale of businesses	28,287	—
Short-term investments proceeds (purchases)	109,794	(109,794)
Proceeds from sale of investments	—	17,781
Other, net	3,546	528
Net cash provided by (used in) investing activities	25,627	(195,188)
Cash flows from financing activities:
Net repayments under revolving credit facility	—	(55,000)
Stock issued under option plans	63,257	57,172
Purchase of treasury stock	(113,906)	(29,505)
Net cash used in financing activities	(50,649)	(27,333)
Effect of exchange rate changes on cash	(20,447)	(348)
Net change in cash and cash equivalents	87,136	(10,024)
Cash and cash equivalents, beginning of period	617,686	492,824
Cash and cash equivalents, end of period	$704,822	$482,800

The accompanying notes are an integral part of these consolidated financial statements.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of Covance Inc. and subsidiaries (“Covance” or the “Company”) for the years ended December 31, 2013, 2012 and 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Short-Term Investments

Short-term investments consisted of bank term deposits, denominated in Swiss Francs, which matured in August 2014.

Inventory

Inventories, which consist principally of finished goods and supplies, are valued at the lower of cost (first-in, first-out method) or market.  Finished goods accounted for $34.1 million and $30.3 million and supplies accounted for $17.4 million and $18.0 million of total inventory at September 30, 2014 and December 31, 2013, respectively.

Prepaid Expenses and Other Current Assets

In connection with the management of multi-site clinical trials, Covance pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs (such as travel, printing, meetings, couriers, etc.), for which the Company is reimbursed at cost, without mark-up or profit. Amounts receivable from customers in connection with billed and unbilled investigator fees, volunteer payments and other out-of-pocket pass-through costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and totaled $97.2 million and $88.9 million at September 30, 2014 and December 31, 2013, respectively.  See Note 2 “Reimbursable Out-of-Pocket Expenses”.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

Also included in prepaid expenses and other current assets are assets held for sale. Covance records long-lived assets as held for sale when a plan to sell the asset has been initiated and all other held for sale criteria have been satisfied. Assets classified as held for sale are recorded in other current assets on the consolidated balance sheet at the lower of their carrying value or fair value less cost to sell. During the first quarter of 2013, Covance completed the closure of its clinical pharmacology facility in Basel, Switzerland and initiated actions to sell that property.  As a result, the $8.3 million carrying value of the property was reclassified from property and equipment to assets held for sale as of March 31, 2013. During the fourth quarter of 2013, Covance recorded an impairment charge of $2.3 million to reduce the carrying value of the Basel property to its estimated fair market value less cost to sell as of December 31, 2013. During the second quarter of 2014, after entering into negotiations with a prospective buyer of the property, Covance recorded an additional impairment charge of $2.5 million to further reduce the carrying value of the Basel property to its estimated fair market value less cost to sell of $3.5 million as of June 30, 2014.  During the third quarter of 2014, Covance completed the sale of the Basel property for net cash proceeds of $3.5 million. See Note 11.

Impairment of Long-Lived Assets

Covance reviews its long-lived assets, other than goodwill and other indefinite lived intangible assets, for impairment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance’s judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations or the sale of the asset. Actual future cash flows may be greater or less than estimated. During the second quarter of 2014, Covance determined that the carrying values of its Chandler, Arizona and Basel, Switzerland properties, both included in the early development segment, were no longer fully recoverable from the cash flows expected from their sale, based upon changes to the Chandler property marketing plan and negotiations with a prospective buyer of the Basel property. The valuation of the Chandler property was determined with the assistance of an independent third party appraiser.  The valuation was based on a value in exchange approach, which considered comparable market data regarding land values and costs associated with the highest and best use of the property, which are Level 2 inputs under the fair value hierarchy. As such, Covance recorded an asset impairment charge of $45.7 million and $2.5 million, respectively, to reduce the carrying value of these assets to their estimated fair values as of June 30, 2014. In addition, during the second quarter of 2014, Covance determined it would not develop a parcel of land in Shanghai, China, the rights to which were purchased several years ago for potential future expansion. As such, Covance recorded an asset impairment charge of $4.4 million to write-off costs capitalized in connection with initial development activities on the land and reduce the carrying value of the land use rights to its estimated fair value as of June 30, 2014. Fair value of the land use rights, which are included in the early development segment, was based upon the contractual terms of the original land grant agreement. See Note 10.

Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations.  Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter.  Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value. This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit. The most recent annual test for impairment performed for 2013 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through September 30, 2014 that warranted a reconsideration of our impairment test results. See Note 6.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2014 and 2013

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

(UNAUDITED)

September 30, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

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

As of September 30, 2014 and December 31, 2013, the balance of the reserve for unrecognized tax benefits was $9.3 million, including accrued interest of $0.9 million, and $9.0 million, including interest of $0.6 million, respectively, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus and deemed income.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax, state sales and use and other taxes.   The balance of this reserve was $0.7 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively, and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States. Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States. As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of September 30, 2014.

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

Accumulated Other Comprehensive (Loss) Income

Covance’s accumulated other comprehensive (loss) income is comprised of foreign currency translation adjustments and actuarial gains (losses) and prior service costs in connection with its defined benefit pension and other post-retirement plans, each recorded and presented net of tax.  The components of and changes in accumulated other comprehensive (loss) income are as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$67,456	$(41,710)	$25,746
Other comprehensive loss, net of tax, before reclassifications	(36,973)	—	(36,973)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	1,147	1,147
Net current-period other comprehensive loss, net of tax	(36,973)	1,147	(35,826)
Balance at September 30, 2014	$30,483	$(40,563)	$(10,080)

Amounts reclassified from accumulated other comprehensive (loss) income, net of tax, represents the amortization of actuarial losses and prior service credits to net periodic pension cost of $1.5 million, net of tax of $0.4 million.  See Note 7.

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

September 30, 2014 and 2013

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

In computing diluted EPS for the three months ended September 30, 2014 and 2013, the denominator was increased by 1,899,829 shares and 2,235,418 shares, respectively, and for the nine months ended September 30, 2014 and 2013, the denominator was increased by 2,067,340 shares and 2,230,231 shares, respectively, representing the dilutive effect of all unvested restricted shares as well as those stock options outstanding at September 30, 2014 and 2013, with exercise prices less than the average market price of Covance’s common stock during each respective period.  Excluded from the computation of diluted EPS for the three months ended September 30, 2014 were options to purchase 364,661 shares of common stock at prices ranging from $85.46 to $102.80 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the nine months ended September 30, 2014 were options to purchase 292,395 shares of common stock at prices ranging from $85.46 to $102.80 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the three months ended September 30, 2013 were options to purchase 27,647 shares of common stock at prices ranging from $82.50 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.  Excluded from the computation of diluted EPS for the nine months ended September 30, 2013 were options to purchase 212,613 shares of common stock at prices ranging from $77.72 to $94.34 per share because the exercise prices of such options were greater than the average market price of Covance’s common stock during this period.

Supplemental Cash Flow Information

Cash paid for interest for the nine month periods ended September 30, 2014 and 2013 was $6.4 million and $3.9 million, respectively. Cash paid for income taxes for the nine month periods ended September 30, 2014 and 2013 totaled $23.0 million and $21.8 million, respectively. The change in income taxes payable in the consolidated statement of cash flows for the nine months ended September 30, 2014 and 2013 includes as an operating cash outflow the excess tax benefit received from the exercise of non-qualified stock options of $8.2 million and $3.9 million, respectively (a corresponding cash inflow of $8.2 million and $3.9 million, respectively, for both periods has been included in financing cash flows).

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is not permitted. Covance will be required to adopt ASU 2014-09 no later than the quarter beginning January 1, 2017. Covance is currently in the process of evaluating ASU 2014-09 and has not yet determined the impact, if any, ASU 2014-09 will have on its consolidated results of operations or financial position.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations in that only the disposal of a component of an entity or a group of components of an entity, or a business activity classified as held for sale, that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations. The ASU also expands the disclosure requirements for discontinued operations and adds new disclosures about the disposal of an

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

individually significant component of an entity that does not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014. Covance will be required to adopt ASU 2014-08 no later than the quarter beginning January 1, 2015. As the ASU is primarily focused on presentation and disclosure, it is not expected to have an impact on Covance’s consolidated results of operations or financial position.

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

The following table sets forth the treasury stock activity during the nine month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30
	2014		2013
(amounts in thousands)	$	# shares	$	# shares
Shares repurchased in connection with:
Board approved buyback programs	$100,000	1,149.2	$20,000	262.3
Employee benefit plans	13,906	138.1	9,505	136.8
Total	$113,906	1,287.3	$29,505	399.1

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

5.  Long-Term Debt and Credit Facilities

Long-Term Debt

In November 2013, Covance entered into a private placement of senior notes (“Senior Notes”) in an aggregate principal amount of $250 million pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) dated October 2, 2013. The Senior Notes were issued in four series and are reflected in long-term debt on the consolidated balance sheets as of both September 30, 2014 and December 31, 2013:

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

3.25% Senior Notes, Series 2013A due November 15, 2018	$15,000
3.90% Senior Notes, Series 2013B due November 15, 2020	50,000
4.50% Senior Notes, Series 2013C due November 15, 2023	90,000
4.65% Senior Notes, Series 2013D due November 15, 2025	95,000
Total long-term debt outstanding	$250,000

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

The Note Purchase Agreement contains various financial and other covenants and is guaranteed by certain of Covance’s domestic subsidiaries. At September 30, 2014, Covance was in compliance with the terms of the Note Purchase Agreement.

Credit Facilities

In June 2014, Covance amended its credit facility, which was not due to expire until March 2017, primarily to obtain improved market pricing. The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $500 million. At both September 30, 2014 and December 31, 2013, there were no outstanding borrowings and $2.9 million of outstanding letters of credit under the credit facilities. Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 100 basis points.  Interest on all outstanding borrowings under the previous credit facility was based upon the London Interbank Offered Rate plus a margin of 125 basis points. Interest on outstanding borrowings approximated 1.19% per annum and 1.47% per annum during the three and nine months ended September 30, 2014, respectively. Interest on outstanding borrowings approximated 1.45% per annum and 1.46% per annum during the three and nine months ended September 30, 2013, respectively.  Costs associated with the Credit Agreement, which expires in June 2019, consisted primarily of bank and legal fees totaling $0.9 million and are being amortized over the five-year term.

The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries.  At September 30, 2014, Covance was in compliance with the terms of the Credit Agreement.

6. Acquisitions and Divestitures

In August 2014, Covance sold its antibody products service line, located in Dedham, Massachusetts, which was part of the early development segment, to BioLegend Inc. for initial net cash proceeds of $18.1 million (subject to the final reconciliation of working capital) and recognized a pre-tax gain of $13.4 million ($11.9 million net of tax).  Goodwill was reduced by $0.5 million as a result of the sale.

In May 2014, Covance acquired 100% of the stock of Medaxial, a London-based value communication consultancy, for total consideration of $11.7 million, as to which $10.5 million has been paid with the balance contingently payable based upon the achievement of certain performance based milestones through 2016.  Transaction related costs totaled $0.4 million and were included in selling, general & administrative expense in the period incurred.  Net tangible and intangible assets acquired in the acquisition were included in the consolidated financial statements beginning in May 2014 based on their estimated fair values of $0.1 million and $1.6 million, respectively.  Intangible assets, which consisted primarily of existing customer relationships and non-compete agreements, are being amortized over a five year weighted average life. Goodwill of $10.0 million resulting from the acquisition arises largely from the synergies expected from combining Medaxial’s operations with our existing market access service line, as well as from the benefits derived from Medaxial’s assembled workforce. None of the goodwill recognized is expected to be deductible for tax purposes.  Results of operations for Medaxial are reported in Covance’s late-stage development segment.

In January 2014, Covance completed the sale of certain assets of its genomics laboratory, located in Seattle, Washington, which was part of the early development segment, to Laboratory Corporation of America Holding for total net proceeds of

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

$10.4 million, of which $10.2 million was received as of September 30, 2014, and recognized a pre-tax gain of $1.6 million ($1.0 million net of tax) from the sale. Goodwill was reduced by $1.3 million as a result of the sale.

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

The components of net periodic pension cost for these plans for the three and nine month periods ended September 30, 2014 and 2013 are as follows:

	United Kingdom Plans		German Plan
	Three Months Ended September 30		Three Months Ended September 30
	2014	2013	2014	2013
Components of Net Periodic Pension Cost:
Service cost	$578	$461	$197	$194
Interest cost	2,367	1,965	169	153
Expected return on plan assets	(3,361)	(2,501)	—	—
Amortization of net actuarial loss	372	155	60	57
Net periodic pension (income) cost	$(44)	$80	$426	$404

	United Kingdom Plans		German Plan
	Nine Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Components of Net Periodic Pension Cost:
Service cost	$1,728	$1,383	$603	$580
Interest cost	7,075	5,896	517	457
Expected return on plan assets	(10,045)	(7,506)	—	—
Amortization of net actuarial loss	1,112	464	184	170
Net periodic pension (income) cost	$(130)	$237	$1,304	$1,207

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	4.60%	4.60%	3.50%	3.50%
Expected rate of return on assets	6.15%	5.30%	n/a	n/a
Salary increases	4.00%	3.60%	2.00%	2.00%

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2014 and 2013

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

The components of net periodic pension cost for the three and nine month periods ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Components of Net Periodic Pension Cost:
Service cost	$402	$377	$1,206	$1,131
Interest cost	248	181	744	543
Amortization of prior service credit	(30)	(30)	(90)	(90)
Amortization of net actuarial loss	148	142	444	426
Net periodic pension cost	$768	$670	$2,304	$2,010

Assumptions Used to Determine Net Periodic Pension Cost:
Discount rate	3.90%	3.20%	3.90%	3.20%
Salary increases	3.25%	3.25%	3.25%	3.25%

Post-Employment Retiree Health and Welfare Plan

Covance also sponsors a post-employment retiree health and welfare plan for the benefit of eligible employees at certain U.S. subsidiaries who retire after satisfying service and age requirements.  This plan is funded on a pay-as-you-go basis and the cost of providing these benefits is shared with the retirees.

The components of net periodic post-retirement benefit cost for the three and nine month periods ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Components of Net Periodic Post-retirement Benefit Cost:
Service cost	$11	$18	$33	$54
Interest cost	62	60	187	179
Net periodic post-retirement benefit cost	$73	$78	$220	$233

Assumptions Used to Determine Net Periodic Post-retirement Benefit Cost:
Discount rate	4.40%	3.60%	4.40%	3.60%
Health care cost trend rate	7.00%(a)	7.50%	7.00%(a)	7.50%

(a) decreasing to ultimate trend of 5.00% in 2018

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

8.  Stock-Based Compensation Plans

Covance sponsors several employee stock-based compensation plans which are described more fully in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

In May 2014, Covance’s shareholders approved the 2014 Employee Equity Participation Plan (the “2014 EEPP”) in replacement of the 2013 Employee Equity Participation Plan (the “2013 EEPP”).  Effective upon approval of the 2014 EEPP, no further grants or awards were permitted under the 2013 EEPP.  Shares remaining available for grant under the 2013 EEPP are available for grant under the 2014 EEPP.  The 2014 EEPP became effective on May 6, 2014 and will expire on May 5, 2024. The 2014 EEPP authorizes the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”), or such committee as is appointed by the Covance Board of Directors, to administer the 2014 EEPP and to grant awards to employees of Covance. The 2014 EEPP authorizes the Compensation Committee to grant the following awards: options to purchase common stock; stock appreciation rights; and other stock awards either singly or in combination. Shares granted, other than options or SARs, shall be counted against the shares available for grant based upon the ratio of 2.29 for every one share granted. The exercise period for stock options granted under the 2014 EEPP is determined by the Compensation Committee at the time of grant, and is generally ten years from the date of grant. The vesting period for stock options and stock awards granted under the 2014 EEPP is determined by the Compensation Committee at the time of grant. Beginning in 2012, options and restricted stock awards are generally granted with a pro rata four year vesting period, whereas previously, they were generally granted with a pro rata three year vesting period. Performance-based restricted stock awards generally vest over a three year period. The number of shares of Covance common stock initially available for grant under the 2014 EEPP totaled approximately 2.5 million plus approximately 2.3 million shares remaining available under the 2013 EEPP at the time the 2014 EEPP was approved.  All grants and awards under the 2013 EEPP remaining outstanding are administered in accordance with the provisions of the 2013 EEPP out of shares issuable under the 2014 EEPP. The Company may issue authorized but previously unissued shares or treasury shares when options are exercised or for stock awards. There have been no grants of stock appreciation rights under the 2013 EEPP or the 2014 EEPP. At September 30, 2014 there were approximately 4.9 million shares remaining available for grants under the 2014 EEPP.

The grant-date fair value of stock option awards is estimated using an option pricing model as more fully described in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The grant-date fair value of options expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

The following table sets forth the weighted average assumptions used to calculate the fair value of options granted for both the three and nine month periods ended September 30, 2014 and 2013:

	Three and Nine Months Ended September 30
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

Results of operations for the three month period ended September 30, 2014 include total stock-based compensation expense of $11.2 million ($7.7 million net of tax benefit of $3.5 million), $4.7 million of which has been included in cost of revenue and $6.5 million of which has been included in selling, general and administrative expenses.  Results of operations for the nine month period ended September 30, 2014 include total stock-based compensation expense of $31.0 million

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

($21.2 million net of tax benefit of $9.8 million), $13.3 million of which has been included in cost of revenue and $17.7 million of which has been included in selling, general and administrative expenses.  Results of operations for the three month period ended September 30, 2013 include total stock-based compensation expense of $10.6 million ($7.3 million net of tax benefit of $3.3 million), $4.8 million of which has been included in cost of revenue and $5.8 million of which has been included in selling, general and administrative expenses.  Results of operations for the nine month period ended September 30, 2013 include total stock-based compensation expense of $29.9 million ($20.5 million net of tax benefit of $9.4 million), $13.3 million of which has been included in cost of revenue and $16.6 million of which has been included in selling, general and administrative expenses.

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

The following table sets forth the costs associated with the restructuring component of costs incurred in connection with these actions during the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Employee separation costs	$1,211	$815	$5,833	$4,960
Lease and facility exit costs	—	(32)	(222)	595
Accelerated depreciation and amortization	—	—	—	1,497
Other costs	462	1,273	965	4,533
Total	$1,673	$2,056	$6,576	$11,585

During the three months ended September 30, 2014 and 2013, restructuring costs of $1.7 million and $2.1 million, respectively, have been included in selling, general and administrative expenses. During the nine months ended September 30, 2014 and 2013, restructuring costs of $6.6 million and $10.1 million, respectively, have been included in selling, general and administrative expenses and during the 2013 nine month period, $1.5 million has been included in depreciation and amortization.

The following table sets forth the restructuring costs by segment incurred in connection with these actions during the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Early Development	$485	$681	$1,286	$5,550
Late-Stage Development	1,146	533	4,454	3,794
Corporate expenses	42	842	836	2,241
Total	$1,673	$2,056	$6,576	$11,585

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

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

Cumulative costs for these actions through September 30, 2014 totaled $53.8 million, of which $48.8 million was included in selling, general and administrative expenses and $5.0 million was included in depreciation and amortization.  Cumulative costs incurred by category for these actions through September 30, 2014 totaled $33.8 million in employee separation costs, $4.4 million in lease and facility exit costs, $5.0 million in accelerated depreciation and $10.6 million in other costs. Cumulative costs incurred by segment through September 30, 2014 totaled $37.1 million in our early development segment, $9.8 million in our late-stage development segment and $6.9 million in corporate expenses.

The following table sets forth the rollforward of the restructuring activity for the nine months ended September 30, 2014:

Description	Balance, Dec 31, 2013	Total Charges	Cash Payments	Other	Balance, Sep 30, 2014
Employee separation costs	$2,304	$5,833	$(6,133)	$(10)	$1,994
Lease and facility exit costs	2,774	(222)	(753)	—	1,799
Other costs	142	965	(968)	5	144
Total	$5,220	$6,576	$(7,854)	$(5)	$3,937

Other costs include charges incurred in connection with transitioning services from sites being closed and legal and professional fees.

In addition to the above restructuring costs, in the three and nine months ended September 30, 2014, Covance incurred $1.5 million and $5.0 million, respectively, in costs associated with other cost reduction actions, primarily to consolidate certain corporate support functions, as well as property tax and depreciation expense on facilities that have been closed but not yet disposed of.  During the three and nine months ended September 30, 2014, $0.1 million and $2.7 million, respectively, were included in selling, general and administrative expense and $1.4 million and $2.2 million, respectively, were included in depreciation and amortization. During the three and nine months ended September 30, 2014, $1.6 million and $3.0 million, respectively, were included in our early development segment, $(0.1) million and $0.02 million, respectively, were included in our late-stage development segment, and $0.03 million and $1.9 million, respectively, were included in corporate expenses.  During the three and nine months ended September 30, 2013, Covance incurred $2.8 million and $5.5 million, respectively, in these costs ($2.4 million and $4.5 million, respectively, included in selling, general and administrative expense and $0.4 million and $1.0 million, respectively, included in depreciation and amortization). During the three and nine months ended September 30, 2013, $0.9 million and $2.0 million, respectively, were included in our early development segment and $1.9 million and $3.5 million, respectively, were included in corporate expenses.

10.  Asset Impairments

Covance reviews its long-lived assets, other than goodwill and other indefinite lived intangible assets, for impairment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon Covance’s judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations or the sale of the asset. During the second quarter of 2014, Covance determined that the carrying values of its Chandler, Arizona and Basel, Switzerland properties, both included in the early development segment, were no longer fully recoverable from the cash flows expected from their sale, based upon changes to the Chandler property marketing plan and negotiations with a prospective buyer of the Basel property. The valuation of the Chandler property was determined with the assistance of an independent third party appraiser. The valuation was based on a value in exchange approach, which considered comparable market data regarding land values and costs associated with the highest and best use of the property, which are Level 2 inputs under the fair value hierarchy. As such, Covance recorded an asset impairment charge of $45.7 million and $2.5 million, respectively, to reduce the carrying value of these assets to their estimated fair values as of June 30, 2014. In addition, during the second quarter of 2014, Covance determined it would not develop a parcel of land in Shanghai, China, the rights to which were purchased several years ago for potential future expansion. As such, Covance recorded an asset impairment charge of $4.4 million to write-off costs capitalized in connection with initial development activities on the land and reduce the carrying value of the land use rights to its estimated fair value as

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

of June 30, 2014. Fair value of the land use rights, which are included in the early development segment, was based upon the contractual terms of the original land grant agreement.

11.  Assets Held for Sale

Covance records long-lived assets as held for sale when a plan to sell the asset has been initiated and all other held for sale criteria have been satisfied. Assets classified as held for sale are recorded in other current assets on the consolidated balance sheet at the lower of their carrying value or fair value less cost to sell. Fair value is generally determined based on the value of comparable assets sold in the related market and is considered a Level 2 valuation in the fair value hierarchy. It is the intention of Covance to complete the sale of these assets within the upcoming year.

During the first quarter of 2013, Covance completed the closure of its clinical pharmacology site in Basel, Switzerland, which is part of the early development segment, and initiated actions to sell that property.  As a result, the $8.3 million carrying value of the property was reclassified from property and equipment to assets held for sale as of March 31, 2013. During the fourth quarter of 2013, Covance recorded an impairment charge of $2.3 million to reduce the carrying value of the Basel property to its estimated fair market value less cost to sell as of December 31, 2013. During the second quarter of 2014, after entering into negotiations with a prospective buyer of the property, Covance recorded an additional impairment charge of $2.5 million to further reduce the carrying value of the Basel property to its estimated fair market value less cost to sell of $3.5 million as of June 30, 2014.  During the third quarter of 2014, Covance completed the sale of the Basel property for net cash proceeds of $3.5 million.

Also included in assets held for sale is a parcel of land located in Vienna, Virginia, which was previously the site of a toxicology facility, in Covance’s early development segment, that was closed in the fourth quarter of 2011. The property has a carrying value of approximately $30.4 million at September 30, 2014 and the Company is currently in negotiations for the sale of the property.

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

Segment revenues, operating income and total assets for the three and nine months ended September 30, 2014 and 2013 are as follows:

COVANCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2014 and 2013

(dollars in thousands, unless otherwise indicated)

	Early Development		Late-Stage Development		Other Reconciling Items		Total

Three months ended September 30, 2014
Total revenues from external customers	$234,810		$392,265		$43,922	(a)	$670,997
Operating income	$31,477	(d)	$86,432	(e)	$(41,390	)(b)	$76,519
Total assets	$1,058,144		$1,210,356		$263,828	(c)	$2,532,328

Three months ended September 30, 2013
Total revenues from external customers	$220,357		$386,365		$40,328	(a)	$647,050
Operating income	$27,185	(d)	$86,848	(e)	$(51,411	)(b)	$62,622
Total assets	$1,136,859		$1,074,242		$227,213	(c)	$2,438,314

Nine months ended September 30, 2014
Total revenues from external customers	$684,232		$1,202,351		$137,810	(a)	$2,024,393
Operating income	$28,529	(d)	$266,535	(e)	$(132,393	)(b)	$162,671
Total assets	$1,058,144		$1,210,356		$263,828	(c)	$2,532,328

Nine months ended September 30, 2013
Total revenues from external customers	$642,215		$1,137,004		$146,142	(a)	$1,925,361
Operating income	$65,624	(d)	$249,297	(e)	$(152,538	)(b)	$162,383
Total assets	$1,136,859		$1,074,242		$227,213	(c)	$2,438,314

(a)         Represents revenues associated with reimbursable out-of-pocket expenses.

(b)         Represents corporate expenses (primarily information technology, marketing, communications, human resources, finance, legal and stock-based compensation expense). Corporate expenses include charges associated with restructuring and cost reduction actions of $74 and $2,732 for the three and nine months ended September 30, 2014, respectively, and $2,752 and $5,779 for the three and nine months ended September 30, 2013, respectively.

(c)          Represents corporate assets.

(d)         Early Development operating income includes asset impairment charges totaling $52,564 for the nine months ended September 30, 2014, and charges associated with restructuring and cost reduction actions of $2,052 and $4,333 for the three and nine months ended September 30, 2014, respectively, and $1,608 and $7,503 for the three and nine months ended September 30, 2013, respectively.

(e)          Late-Stage Development operating income includes charges associated with restructuring and cost reduction actions of $1,077 and $4,473 for the three and nine months ended September 30, 2014, respectively, and $533 and $3,794 for the three and nine months ended September 30, 2013, respectively.

13.  Subsequent Events

On November 2, 2014, Covance entered into an Agreement and Plan of Merger (the “Agreement”) with Laboratory Corporation of America Holdings (“LabCorp”). Under the Agreement, LabCorp will acquire 100% of the outstanding shares of Covance common stock. Shareholders of Covance will, for each share of common stock, receive $75.76 in cash and 0.2686 shares of LabCorp common stock. The transaction is subject to the approval of Covance shareholders, as well as other customary closing conditions, and is expected to close in the first quarter of 2015 upon satisfaction of those closing conditions.

Covance completed an evaluation of the impact of any subsequent events through the date these financial statements were issued, and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the unaudited Covance consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

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

Service contracts generally take the form of fee-for-service or fixed-price arrangements. In cases where performance spans multiple accounting periods, revenue is recognized as services are performed, measured on a proportional-performance basis, generally using output measures that are specific to the service provided. Examples of output measures in our early development segment include the number of slides read, dosings performed, or specimens prepared for preclinical laboratory services, or number of dosings or number of volunteers enrolled for clinical pharmacology. Examples of output measures in our late-stage development segment’s Phase II-IV clinical development service offering include among others, number of investigators enrolled, number of sites initiated, number of patients enrolled and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that percentage by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided. Covance does not have any contractual arrangements spanning multiple accounting periods where revenue is recognized on a proportional-performance basis under which the Company has earned more than an immaterial amount of performance-based revenue (i.e. potential additional revenue tied to specific deliverables or performance). Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is recognized, as described above. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. For the quarter ended September 30, 2014, Covance did not experience a change in the estimates used to determine the amounts recognized as revenue (i.e. output measures or costs to complete) for any project resulting in a material impact on our financial position, results of operations or cash flows.

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

Bad Debts.  Covance endeavors to assess and monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business.  Covance maintains a provision for doubtful accounts relating to amounts due that may not be collected.  This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant.  Since the recorded bad debt provision is based upon management’s judgment, actual bad debt write-offs may be greater or less than the amount recorded.  Historically, bad debt write-offs have not been material.  The allowance for doubtful accounts amounted to $4.8 million and $6.1 million at September 30, 2014 and December 31, 2013, respectively.

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

As of September 30, 2014, the balance of the reserve for unrecognized tax benefits is $9.3 million, including accrued interest of $0.9 million, which is recorded as a long-term liability in other liabilities on the consolidated balance sheet.  This reserve relates to exposures for income tax matters such as transfer pricing, nexus, and deemed income.

The Company also maintains a tax reserve related to exposures for non-income tax matters including value-added tax, state sales and use and other taxes.  The balance of this reserve at September 30, 2014 is $0.7 million and is recorded as a current liability in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Covance’s policy is to provide income taxes on earnings of foreign subsidiaries only to the extent those earnings are taxable or are expected to be remitted. Covance’s historical policy has been to leave its unremitted foreign earnings invested indefinitely outside the United States.  Covance intends to continue to leave its unremitted foreign earnings invested indefinitely outside the United States.  As a result, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings as of September 30, 2014.

Stock-Based Compensation.  The Company sponsors several stock-based compensation plans pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees.  These plans are described more fully in Note 9 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 8 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 included elsewhere herein.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for both the three and nine month periods ended September 30, 2014 and 2013:

	Three and Nine Months Ended September 30
	2014	2013
Expected stock price volatility	31%	36%
Range of risk free interest rates	0.02% - 2.67%	0.09% - 2.03%
Expected life of options (years)	5.2	5.4

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

Impairment of Assets. Covance reviews its long-lived assets other than goodwill and other indefinite lived intangible assets, for impairment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  The assessment of possible impairment is based upon Covance’s judgment of its ability to recover the value of the asset from the expected future undiscounted cash flows of the related operations or the sale of the asset.  Actual future cash flows may be greater or less than estimated. During the second quarter of 2014, Covance determined that the carrying values of its Chandler, Arizona and Basel, Switzerland properties, both included in the early development segment, were no longer fully recoverable from the cash flows expected from their sale, based upon changes to the Chandler property marketing plan and negotiations with a prospective buyer of the Basel property. The valuation of the Chandler property was determined with the assistance of an independent third party appraiser. The valuation was based on a value in exchange approach, which considered comparable market data regarding land values and costs associated with the highest and best use of the property, which are Level 2 inputs under the fair value hierarchy. As such, Covance recorded an asset impairment charge of $45.7 million and $2.5 million, respectively, to reduce the carrying value of these assets to their estimated fair values as of June 30, 2014. In addition, during the second quarter of 2014, Covance determined it would not develop a parcel of land in Shanghai, China, the rights to which were purchased several years ago for potential future expansion. As such, Covance recorded an asset impairment charge of $4.4 million to write-off costs capitalized in connection with initial development activities on the land and reduce the carrying value of the land use rights to its estimated fair value as of June 30, 2014. Fair value of the land use rights, which are included in the early development segment, was based upon the contractual terms of the original land grant agreement.

Covance performs an annual test for impairment of goodwill and other indefinite lived intangible assets during the fourth quarter. Covance tests goodwill for impairment at the reporting unit level only when, after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is below its carrying value.  This test is performed by comparing the carrying value of the reporting unit to its fair value. Covance assesses fair value based upon its estimate of the present value of the future cash flows that it expects to be generated by the reporting unit.  The most recent test for impairment performed for 2013 indicated that no reporting units were at significant risk for impairment and there were no events or changes in circumstances through September 30, 2014 that warranted a reconsideration of our impairment test results.  However, changes in expectations as to the present value of a reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

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

Finally, Covance’s consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Covance’s consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance.  At September 30, 2014, accumulated other comprehensive income on the consolidated balance sheet includes the cumulative translation account balance of $30.5 million.

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

Results of Operations

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013.  Net revenues totaling $627.1 million for the three months ended September 30, 2014 increased 3.4%, or 1.9% excluding the favorable impact of foreign exchange rate variances between both periods, as compared to $606.7 million for the corresponding 2013 period.  Net revenues from Covance’s early development segment increased 6.6%, or 4.7% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in the early development segment from clinical pharmacology, toxicology and pharmaceutical chemistry services was partially offset by lower revenue in discovery support resulting from the sale of Covance’s genomics laboratory in January 2014, as well as lower revenue in research products on lower volume. Net revenues from Covance’s late-stage development segment increased 1.5%, or 0.4% excluding the favorable impact of foreign exchange rate variances between both periods.  Growth in the late-stage development segment was driven by our central laboratory services, due to higher testing revenue on favorable mix, and higher revenue in our market access services, primarily from higher volume, as well as the May 2014 acquisition of Medaxial, partially offset by lower revenue in our Phase II-IV clinical development services on lower volume.

Cost of revenue increased 1.4% to $431.0 million or 68.7% of net revenues for the three months ended September 30, 2014 as compared to $424.9 million or 70.0% of net revenues for the corresponding 2013 period.  Gross margins increased by 130 basis points to 31.3% for the three months ended September 30, 2014 from 30.0% for the corresponding 2013 period due to operating leverage on revenue growth and lower spending on IT projects, partially offset by higher R&D tax credits in the 2013 period, which reflected the impact of six months of credits, compared to only three months of credits in the 2014 period.

Overall, selling, general and administrative expenses decreased 3.1% to $84.4 million for the three months ended September 30, 2014 from $87.1 million for the corresponding 2013 period. As a percentage of net revenues, selling, general and administrative expenses decreased by 80 basis points to 13.5% for the three months ended September 30, 2014 from 14.3% for the corresponding 2013 period. Included in selling, general and administrative expense during the three months ended September 30, 2014 and 2013 is $1.8 million (or 0.3% of net revenues) and $4.5 million (or 0.7% of net revenues), respectively, in charges associated with restructuring and other cost reduction actions taken to better align capacity to preclinical market demand and reduce overhead in the Company’s early development segment, better align capacity to expected demand in the Company’s late-stage development segment and improve future profitability by streamlining the Company’s overall cost structure, including its corporate and functional support infrastructure and consolidating facilities in connection with the rationalization of its data centers. The 80 basis point decrease also reflects higher incentive compensation accruals in the prior year quarter associated with 2013 performance above the target level. Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 9.3% to $35.2 million for the three months ended September 30, 2014 from $32.2 million for the corresponding 2013 period.  As a percentage of net revenues, depreciation and amortization increased by 30 basis points to 5.6% for the three months ended September 30, 2014, from 5.3% for the corresponding 2013 period.  Depreciation and amortization during the three months ended September 30, 2014 and 2013 includes $1.4 million (or 0.2% of net revenues) and $0.4 million (or 0.1% of net revenues), respectively, in depreciation associated with the restructuring and other cost reduction initiatives described above.  The balance of the growth resulted from an increase in assets placed in service over the last year.

Income from operations increased 22.2% to $76.5 million or 12.2% of net revenues for the three months ended September 30, 2014 from $62.6 million or 10.3% of net revenues for the corresponding 2013 period.  The increase was primarily driven by revenue growth, lower overall spending levels in the current year period due in part to savings from the Company’s cost reduction initiatives, as described above, and lower incentive compensation accruals, partially offset by higher R&D tax credits in the 2013 period.  In addition, income from operations for the three months ended September 30, 2014 and 2013 includes $3.2 million (or 0.5% of net revenues) and $4.9 million (or 0.8% of net revenues), respectively, in charges associated with the restructuring initiatives and other cost reduction actions described above.

Income from operations from Covance’s early development segment for the three months ended September 30, 2014 increased 15.8% or $4.3 million to $31.5 million as compared to $27.2 million for the corresponding 2013 period.  As a percentage of net revenues, early development income from operations increased 110 basis points from 12.3% of early development net revenues in the three months ended September 30, 2013 to 13.4% of net revenues in the corresponding 2014 period. The increase in income from operations is primarily driven by operating leverage on revenue growth, partially offset by higher R&D tax credits in the 2013 period as well as higher restructuring and other cost reduction actions in the current year period. Income from operations in Covance’s early development segment for the three months ended September 30, 2014 and 2013 includes $2.1 million (or 0.9% of segment net revenues) and $1.6 million (or 0.7% of segment net revenues), respectively, in costs associated with the restructuring initiatives and other cost reduction actions described above.

Income from operations from Covance’s late-stage development segment for the three months ended September 30, 2014 decreased 0.5% or $0.4 million to $86.4 million as compared to $86.8 million for the corresponding 2013 period. As a percentage of net revenues, late-stage development income from operations decreased 50 basis points from 22.5% of late-stage development net revenues for the three month period ended September 30, 2013 to 22.0% of net revenues in the corresponding 2014 period. The decrease in income from operations is primarily due to the higher R&D tax credits in the 2013 period, as well as higher restructuring and other cost reduction actions in the current year period.  Income from operations in Covance’s late stage development segment for the three months ended September 30, 2014 and 2013 includes $1.1 million (or 0.3% of segment net revenues) and $0.5 million (or 0.1% of segment net revenues), respectively, in costs associated with the restructuring initiatives and other cost reduction actions described above.

Corporate expense decreased $10.0 million to $41.4 million or 6.6% of net revenues for the three months ended September 30, 2014 as compared to $51.4 million or 8.5% of net revenues for the corresponding 2013 period. The decrease is primarily due to lower spending on strategic IT initiatives in the 2014 period combined with higher incentive compensation accruals in the prior year quarter associated with 2013 performance above the target level. Corporate expense for the three months ended September 30, 2014 and 2013 includes restructuring and other cost reduction actions of $0.1 million (or 0.01% of net revenues) and $2.8 million (or 0.5% of net revenues), respectively. Also included in corporate expense is stock-based compensation expense of $11.2 million or 1.8% of net revenues for the three months ended September 30, 2014, as compared to $10.6 million or 1.7% of net revenues for the corresponding 2013 period.

Other income, net increased $10.8 million to $9.2 million for the three months ended September 30, 2014 from net expense of $1.6 million for the corresponding 2013 period.  The 2014 period includes a gain on the sale of the Company’s antibody products service line of $13.4 million. Net interest expense increased $1.9 million, to $2.6 million for the 2014 period from $0.7 million for the corresponding 2013 period due to the issuance of $250 million in term notes in November 2013. In addition, net foreign exchange transaction losses increased $0.7 million to $1.6 million for the 2014 period from $0.9 million for the corresponding 2013 period.

Covance’s effective tax rate for the three months ended September 30, 2014 was 23.0% compared to 27.5% for the corresponding 2013 period.  Covance’s effective tax rate for the three months ended September 30, 2014 includes a $1.5 million tax provision on the $13.4 million gain on the sale of the Company’s antibody products service line and a tax benefit of $1.2 million on $3.2 million in restructuring charges and other cost reduction actions.  Covance’s effective tax rate for the three months ended September 30, 2013 included a tax benefit of $1.8 million on $4.9 million in restructuring charges and other cost reduction actions. The remaining year-over-year movement in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions, the impact of adopting above margin reporting of UK R&D tax credits in the prior year period and the impact of tax planning initiatives.

Net income of $66.0 million for the three months ended September 30, 2014 increased $21.8 million or 49.3% as compared to $44.2 million for the corresponding 2013 period.  Net income for the 2014 period includes a gain on the sale of the Company’s antibody products service line of $11.9 million, net of tax and charges associated with restructuring and other cost reduction actions totaling $2.0 million, net of tax.  Net income for the 2013 period includes charges associated with restructuring and other cost reduction actions totaling $3.1 million, net of tax.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013.  Net revenues totaling $1.9 billion for the nine months ended September 30, 2014 increased 6.0%, or 4.1% excluding the favorable impact of foreign exchange rate variances between both periods, as compared to $1.8 billion for the corresponding 2013 period.  Net revenues from Covance’s early development segment increased 6.5%, or 4.5% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in the early development segment from clinical pharmacology, toxicology and pharmaceutical chemistry services was partially offset by lower revenue in discovery support on lower volumes and the impact of the sale of Covance’s genomics laboratory in January 2014.  Net revenues from Covance’s late-stage development segment increased 5.7%, or 3.9% excluding the favorable impact of foreign exchange rate variances between both periods. Growth in the late-stage development segment was led by higher testing revenue on favorable mix in our central laboratory services, followed by increased volume in our market access services, which includes the May 2014 acquisition of Medaxial, and increased volume in Phase II-IV clinical development.

Cost of revenue increased 4.4% to $1.3 billion or 69.4% of net revenues for the nine months ended September 30, 2014 as compared to $1.3 billion or 70.6% of net revenues for the corresponding 2013 period.  Gross margins increased by 120 basis points to 30.6% for the nine months ended September 30, 2014 from 29.4% for the corresponding 2013 period primarily due to operating leverage on revenue growth, lower spending on IT projects and higher R&D tax credits in the 2014 period, as the 2014 period reflects the impact of nine months of credits compared to only six months of credits in the 2013 period.

Overall, selling, general and administrative expenses decreased 2.8% to $259.0 million for the nine months ended September 30, 2014 from $266.4 million for the corresponding 2013 period. As a percentage of net revenues, selling, general and administrative expenses decreased by 130 basis points to 13.7% for the nine months ended September 30, 2014 from 15.0% for the corresponding 2013 period. Included in selling, general and administrative expense during the nine months ended September 30, 2014 and 2013 is $9.3 million (or 0.5% of net revenues), and $14.6 million (or 0.8% of net revenues), respectively, in charges associated with restructuring and other cost reduction actions taken to better align capacity to preclinical market demand and reduce overhead in the Company’s early development segment, better align capacity to expected demand in the Company’s late-stage development segment and improve future profitability by streamlining the Company’s overall cost structure, including its corporate and functional support infrastructure and consolidating facilities in connection with the rationalization of its data centers. The 130 basis point decrease also reflects higher incentive compensation accruals in the prior year associated with 2013 performance above the target level.  Selling, general and administrative expenses as a percentage of net revenues can and does vary depending on the timing and nature of various professional fees and other discretionary spending.

Depreciation and amortization increased 7.4% to $102.2 million for the nine months ended September 30, 2014 from $95.1 million for the corresponding 2013 period.  As a percentage of net revenues, depreciation and amortization increased by 10 basis points to 5.4% for the nine months ended September 30, 2014 from 5.3% for the corresponding 2013 period. Depreciation and amortization during the nine months ended September 30, 2014 and 2013 includes $2.2 million (or 0.1% of net revenues) and $2.5 million (or 0.1% of net revenues), respectively, in depreciation associated with the restructuring and other cost reduction initiatives described above. The balance of the growth resulted from an increase in assets placed in service over the last year.

Income from operations increased 0.2% to $162.7 million or 8.6% of net revenues for the nine months ended September 30, 2014 from $162.4 million or 9.1% of net revenues for the corresponding 2013 period.  The increase in net revenue, as discussed above, higher R&D tax credits and lower incentive compensation accruals were offset by impairment charges totaling $52.6 million (or 2.8% of net revenues) associated with long lived assets in Chandler, Arizona, Basel, Switzerland and Shanghai, China. Income from operations for the nine months ended September 30, 2014 and 2013 also includes $11.5 million (or 0.6% of net revenues) and $17.1 million (or 1.0% of net revenues), respectively, in charges associated with the restructuring initiatives and other cost reduction actions described above.

Income from operations from Covance’s early development segment for the nine months ended September 30, 2014 decreased $37.1 million to $28.5 million, from $65.6 million for the corresponding 2013 period. As a percentage of net revenues, early development income from operations decreased 600 basis points from 10.2% of early development net revenues in the nine months ended September 30, 2013 to 4.2% of net revenues in the corresponding 2014 period. The increase in segment net revenue, as discussed above, and higher R&D tax credits in the 2014 period were more than offset by the impairment charges described above totaling $52.6 million (or 7.7% of segment net revenues). Income from operations in Covance’s early development segment for the nine months ended September 30, 2014 and 2013 also includes $4.3 million (or 0.6% of segment net revenues) and $7.5 million (or 1.2% of segment net revenues), respectively, in costs associated with the restructuring initiatives and other cost reduction actions described above.

Income from operations from Covance’s late-stage development segment for the nine months ended September 30, 2014 increased 6.9% or $17.2 million to $266.5 million as compared to $249.3 million for the corresponding 2013 period. As a percentage of net revenues, late-stage development income from operations increased 30 basis points from 21.9% of late-stage development net revenues in the nine month period ended September 30, 2013 to 22.2% of net revenues in the corresponding 2014 period. The increase in income from operations is primarily driven by operating leverage on revenue growth, as described above, and higher R&D tax credits in the 2014 period. Income from operations from Covance’s late-stage development segment for the nine months ended September 30, 2014 and 2013 includes $4.5 million (or 0.4% of segment net revenues) and $3.8 million (or 0.3% of segment net revenues), respectively, in costs associated with the restructuring initiatives and other cost reduction actions described above.

Corporate expense decreased $20.1 million to $132.4 million or 7.0% of net revenues for the nine months ended September 30, 2014 as compared to $152.5 million or 8.6% of net revenues for the corresponding 2013 period.  The decrease is primarily due to lower spending on strategic IT initiatives in the 2014 period and higher incentive compensation accruals in the prior year associated with 2013 performance above the target level.  Corporate expense for the nine months ended September 30, 2014 and 2013 includes restructuring and other cost reduction actions of $2.7 million (or 0.1% of net revenues) and $5.8 million (or 0.3% of net revenues), respectively. Also included in corporate expense is stock-based compensation expense of $31.0 million or 1.6% of net revenues for the nine months ended September 30, 2014, as compared to $29.9 million or 1.7% of net revenues for the corresponding 2013 period.

Other income, net was $3.7 million for the nine months ended September 30, 2014, a decrease of $8.2 million from $11.9 million for the corresponding 2013 period. The 2013 period includes a gain on sale of investments totaling $16.4 million, while the 2014 period includes a gain on the sale of both the Company’s antibody products service line and certain assets of the Company’s genomics laboratory totaling $15.1 million. In addition, net interest expense increased $5.3 million, to $7.9 million for the 2014 period from $2.6 million for the corresponding 2013 period due to the issuance of $250 million in term notes in November 2013. In addition, net foreign exchange transaction losses increased $1.6 million to $3.5 million for the 2014 period from $1.9 million for the corresponding 2013 period.

Covance’s effective tax rate for the nine months ended September 30, 2014 was 19.6% compared to 23.5% for the corresponding 2013 period.  Covance’s effective tax rate for the nine months ended September 30, 2014 includes a tax benefit of $17.7 million associated with $52.6 million of impairment charges and a $4.1 million tax benefit on $11.5 million in restructuring charges and other cost reduction actions, partially offset by a $2.2 million tax provision on the $15.1 million of gains associated with the sale of both the Company’s antibody products service line and certain assets of its genomics laboratory.  Covance’s effective tax rate for the nine months ended September 30, 2013 included a tax benefit of $5.7 million on $17.1 million in restructuring and other cost reduction charges, which was offset by a $5.7 million tax provision on the $16.4 million gain on the sale of investments. The remaining year-over-year movement in Covance’s effective tax rate is attributable primarily to a shift in the mix of our pre-tax earnings across various tax jurisdictions and to the impact of tax planning initiatives.

Net income of $133.8 million for the nine months ended September 30, 2014 increased $0.4 million or 0.3% as compared to $133.4 million for the corresponding 2013 period.  Net income for the 2014 period includes impairment charges of $34.9 million, net of tax, and charges associated with restructuring and other cost reduction actions totaling $7.4 million, net of tax, partially offset by the gain on the sale of both the Company’s antibody products service line and certain assets of its genomics laboratory totaling $12.9 million, net of tax.  Net income for the 2013 period includes charges associated with restructuring and other cost reduction actions totaling $11.4 million, net of tax, partially offset by a gain on the sale of investments of $10.7 million, net of tax.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2014 and December 31, 2013 were $704.8 million and $617.7 million, respectively. Amounts held by foreign subsidiaries for cash and equivalents were approximately $632 million and $506 million at September 30, 2014 and December 31, 2013, respectively, primarily in Swiss Francs, British Pounds and Euros. Amounts are principally invested in short-term money market funds and bank term deposits with major financial institutions which carry a Moody’s rating of A1 P1 or better.  Short-term investments at December 31, 2013 were $111.4 million, comprised entirely of bank term deposits denominated in Swiss Francs. Foreign cash balances generally result from unremitted foreign earnings, which the Company intends to leave invested indefinitely outside of the United States. If the Company were to remit such earnings to the United States, it would be subject to additional United States income taxes. Covance’s expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes, including possible share repurchases. In June 2014, Covance amended its credit facility, which was not due to expire until March 2017, primarily to obtain improved market pricing.  The amended credit agreement (the “Credit Agreement”) provides for a revolving credit facility of up to $500 million.  At both September 30, 2014 and December 31, 2013, there were no outstanding borrowings and $2.9 million of outstanding letters of credit under the credit facilities. Interest on all outstanding borrowings under the Credit Agreement varies in accordance with the terms of the Credit Agreement and is presently based upon the London Interbank Offered Rate plus a margin of 100 basis points.  Interest on all outstanding borrowings under the previous credit facility was based upon the London Interbank Offered Rate plus a margin of 125 basis points. Interest on outstanding borrowings approximated 1.19% per annum and 1.47% per annum during the three and nine months ended September 30, 2014, respectively.  Interest on outstanding borrowings approximated 1.45% per annum and 1.46% per annum during the three and nine months ended September 30, 2013, respectively. Costs associated with the Credit Agreement, which expires in June 2019, consisted primarily of bank and legal fees totaling $0.9 million and are being amortized over the five-year term. The Credit Agreement contains various financial and other covenants and is collateralized by guarantees of certain of Covance’s domestic subsidiaries. At September 30, 2014, Covance was in compliance with the terms of the Credit Agreement.  In November 2013, Covance entered into a private placement of senior notes (“Senior Notes”) in an aggregate principal amount of $250 million pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”) dated October 2, 2013. The Senior Notes were issued in four series: (i) $15 million of 3.25% Senior Notes, Series 2013A, due November 15, 2018; (ii) $50 million of 3.90% Senior Notes, Series 2013B, due November 15, 2020; (iii) $90 million of 4.50% Senior Notes, Series 2013C, due November 15, 2023; and (iv) $95 million of 4.65% Senior Notes, Series 2013D, due on November 15, 2025. Interest on the Senior Notes is payable semiannually on May 15th and November 15th of each year. The Senior Notes rank equally with all outstanding indebtedness. Costs associated with the Note Purchase Agreement, which consisted primarily of bank and legal fees totaling $0.9 million, are being amortized ratably over the terms of the Senior Notes. The proceeds were used to pay down existing indebtedness. The Note Purchase Agreement contains various financial and other covenants and is guaranteed by certain of Covance’s domestic subsidiaries. At September 30, 2014, Covance was in compliance with the terms of the Note Purchase Agreement. Covance believes cash on hand plus cash from operations and available borrowings under the Credit Agreement will provide sufficient liquidity for the foreseeable future.

During the nine months ended September 30, 2014, Covance’s operations provided net cash of $132.6 million, compared to providing $212.8 million in the corresponding 2013 period.  The change in net operating assets, net of businesses sold and acquired, used $148.5 million in cash during the nine months ended September 30, 2014, primarily due to a reduction in accrued liabilities (attributable primarily to incentive compensation payments made during the first quarter of 2014 relating to 2013 incentive compensation accruals and the remittance of VAT received from a client in 2013), a 5 day increase in days sales outstanding (accounts receivable, unbilled services and unearned revenue), and an increase in other assets and liabilities, net, partially offset by an increase in income taxes payable. The change in net operating assets used $22.8 million in cash during the nine months ended September 30, 2013, primarily due to a reduction in accrued liabilities and a net increase in other assets and liabilities, partially offset by an increase in income taxes payable.  Changes in days sales outstanding did not have a meaningful impact on operating cash flows during the 2013 period. Covance’s ratio of current assets to current liabilities was 2.79 at September 30, 2014 and 2.38 at December 31, 2013.

Days sales outstanding (“DSO”) is determined based on the net end-of-period balance of accounts receivable, unbilled services and unearned revenue. Covance’s DSO has varied between reporting periods as a result of normal fluctuations in the timing of cash receipts and contractual billing milestones across thousands of ongoing studies at any point in time. Over the past several years DSO has fluctuated in a range from approximately 30 days to approximately 50 days. Covance’s DSO was 39 days at September 30, 2014 and 34 days at December 31, 2013. The 5 day increase is driven by an increase in unbilled services of 2 days, combined with a 3 day increase due to a reduction in unearned revenue. This increase in DSO is not expected to have a material impact on Covance’s results of operations or financial position. As of September 30, 2014, each one-day movement in DSO represents approximately $6.9 million of cash provided by (or used in) operating activities.

Investing activities for the nine months ended September 30, 2014 provided $25.6 million, compared to using $195.2 million for the corresponding 2013 period.  Investing activities for the first nine months of 2014 included the proceeds from the maturity of short-term investments consisting of bank term deposits totaling $109.8 million, as well as the receipt of proceeds totaling $28.3 million from the sale of both the Company’s antibody products service line and certain assets of its genomics laboratory, as described below. Capital spending for the first nine months of 2014 totaled $105.5 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software. Approximately $45.4 million of capital spending in the first nine months of 2014 represents expenditures associated with assets that have not yet been placed in service at September 30, 2014.  As described below, also included in investing activities for the nine months ended September 30, 2014 is the acquisition of Medaxial totaling $10.5 million. Investing activities for the corresponding 2013 period included the purchase of short-term investments consisting of bank term deposits totaling $109.8 million. Capital spending for the 2013 period totaled $103.7 million, and was primarily for ongoing information technology projects, upgrade of existing equipment, and the purchase of new equipment, hardware and software.  Partially offsetting this spend was the receipt of proceeds of approximately $17.8 million in connection with the sale of investments, including $17.1 million upon the sale of our investment in BioClinica, Inc.

In August 2014, Covance sold its antibody products service line located in Dedham, Massachusetts, which was part of the early development segment, to BioLegend Inc. for initial net cash proceeds of $18.1 million (subject to the final reconciliation of working capital) and recognized a pre-tax gain of $13.4 million ($11.9 million net of tax).  Goodwill was reduced by $0.5 million as a result of the sale.  See note 6 to the unaudited consolidated financial statements included elsewhere in this quarterly report.

In May 2014, Covance acquired 100% of the stock of Medaxial, a London-based value communication consultancy, for total consideration of $11.7 million, as to which $10.5 million has been paid with the balance contingently payable based upon the achievement of certain performance based milestones through 2016.  Transaction related costs totaled $0.4 million and were included in selling, general & administrative expense in the nine month period ended September 30, 2014. Net tangible and intangible assets acquired in the acquisition were included in the consolidated financial statements beginning in May 2014 based on their estimated fair values of $0.1 million and $1.6 million, respectively. Goodwill of $10.0 million resulting from the acquisition arises largely from the synergies expected from combining Medaxial’s operations with our existing market access service line, as well as from the benefits derived from Medaxial’s assembled workforce.  Results of operations for Medaxial are reported in Covance’s late-stage development segment.  See note 6 to the unaudited consolidated financial statements included elsewhere in this quarterly report.

In January 2014, Covance completed the sale of certain assets of its genomics laboratory, located in Seattle, Washington, which was part of the early development segment, to Laboratory Corporation of America Holding for total net proceeds of $10.4 million, of which $10.2 million was received as of September 30, 2014, and recognized a pre-tax gain of $1.6 million ($1.0 million net of tax) from the sale. Goodwill was reduced by $1.3 million as a result of the sale. See note 6 to the unaudited consolidated financial statements included elsewhere in this quarterly report.

Financing activities for the nine months ended September 30, 2014 used $50.6 million, compared to using $27.3 million in the corresponding 2013 period.  Cash used in financing activities during the nine months ended September 30, 2014 included $100.0 million for the purchase into treasury of 1,149,172 shares in connection with the share buyback program authorized by Covance’s Board of Directors and $13.9 million for the purchase into treasury of 138,062 shares in connection with employee benefit plans, for an aggregate cost of $113.9 million. Partially offsetting these items was $55.1 million in proceeds from the exercise of stock options and $8.2 million in excess tax benefits realized on the exercise of stock options. During the nine months ended September 30, 2013, cash used in financing activities included $55.0 million of net repayments under the previous credit facility, $20.0 million used to purchase 262,280 shares of common stock into treasury in connection with share buyback programs authorized by Covance’s Board of Directors and $9.5 million for the purchase into treasury of 136,866 shares in connection with employee benefit plans, for an aggregate cost of $29.5 million. Partially offsetting these items was $53.3 million in proceeds from the exercise of stock options and $3.9 million in excess tax benefits realized on the exercise of stock options.

On November 2, 2014, Covance entered into an Agreement and Plan of Merger (the “Agreement”) with Laboratory Corporation of America Holdings (“LabCorp”). Under the Agreement, LabCorp will acquire 100% of the outstanding shares of Covance common stock. Shareholders of Covance will, for each share of common stock, receive $75.76 in cash and 0.2686 shares of LabCorp common stock. The transaction is subject to the approval of Covance shareholders, as well as other customary closing conditions, and is expected to close in the first quarter of 2015 upon satisfaction of those closing conditions.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early application is not permitted. Covance will be required to adopt ASU 2014-09 no later than the quarter beginning January 1, 2017. Covance is currently in the process of evaluating ASU 2014-09 and has not yet determined the impact, if any, ASU 2014-09 will have on its consolidated results of operations or financial position.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations in that only the disposal of a component of an entity or a group of components of an entity, or a business activity classified as held for sale, that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations. The ASU also expands the disclosure requirements for discontinued operations and adds new disclosures about the disposal of an individually significant component of an entity that does not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014. Covance will be required to adopt ASU 2014-08 no later than the quarter beginning January 1, 2015. As the ASU is primarily focused on presentation and disclosure, it is not expected to have an impact on Covance’s consolidated results of operations or financial position.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For the nine months ended September 30, 2014, approximately 54% of our net revenues were derived from our operations outside the United States. We do not engage in material or long-term derivative or hedging activities related to our potential foreign exchange exposures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We derive a large portion of our net revenues from international operations. For the nine months ended September 30, 2014, we derived approximately 54% of our net revenues from operations outside the United States. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results.  In addition, in certain circumstances, we may incur costs in one currency related to our services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

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

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANCE INC.

Dated: November 5, 2014	By:	/s/ Joseph L. Herring
Joseph L. Herring
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Herring	Chairman of the Board	November 5, 2014
Joseph L. Herring	and Chief Executive Officer
(Principal Executive Officer)

/s/ Alison A. Cornell	Corporate Senior Vice President	November 5, 2014
Alison A. Cornell	and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian H. Nutt	Principal Accounting Officer	November 5, 2014
Brian H. Nutt

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification — Joseph L. Herring. Filed herewith.

31.2	Certification — Alison A. Cornell. Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joseph L. Herring. Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Alison A. Cornell. Filed herewith.

101

The following financial information from Covance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.